Form 10-Q
period 1996-06-30
P-COM INC
filed 1996-08-14
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

                        Commission File Number: 0-25356
                                                --------

                                  P-COM, Inc.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          Delaware                                       77-0289371
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



3175 S. Winchester Boulevard, Campbell, California          95008
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (zip code)


Registrant's telephone number, including area code:    (408) 866-3666
                                                       --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No _____.
   -----

As of June 30, 1996, there were 18,999,579 shares of the Registrant's Common
                                ----------
Stock outstanding, par value $0.0001.

                                  P-COM, INC.
                               TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                           PAGE NUMBER
                ---------------------                                           -----------
     Item 1.  Financial Statements (unaudited)

                Consolidated Condensed Balance Sheets as of June 30, 1996
                and December 31, 1995........................................         3

                Consolidated Condensed Statements of Operations for the three
                and six month periods ended June 30, 1996 and 1995...........         4

                Consolidated Condensed Statements of Cash Flows for the six
                month period ended June 30, 1996 and 1995....................         5

                Notes to Consolidated Condensed Financial Statements.........         6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................         8

PART II.        OTHER INFORMATION
                -----------------

     Item 1.  Legal Proceedings..............................................        21

     Item 2.  Changes in Securities..........................................        21

     Item 3.  Defaults Upon Senior Securities................................        21

     Item 4.  Submission of Matters to a Vote of Security Holders............        21

     Item 5.  Other Information..............................................        22

     Item 6.  Exhibits and Reports on Form 8-K...............................        22

SIGNATURES...................................................................        23

EXHIBIT INDEX................................................................        24

PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                                  P-COM, INC.
                     Consolidated Condensed Balance Sheets
                                (in thousands)

                                           June 30,      December 31,
                                             1996            1995
                                           --------      ------------
                                         (unaudited)
ASSETS
- ------

   Current assets:
     Cash and cash equivalents             $ 44,582        $  7,655
     Accounts receivable, net                28,292          19,896
     Inventories                             23,582          15,363
     Prepaid expenses                         6,767           3,690
                                           --------        --------
         Total current assets               103,223          46,604

   Property and equipment, net               15,035           7,304
   Goodwill                                   1,074             ---
   Other assets                                 584             112
                                           --------        --------
                                           $119,916        $ 54,020
                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

   Current liabilities:
     Accounts payable                      $ 15,594        $ 10,689
     Notes payable                            2,429             ---
     Accrued employee benefits                1,096             760
     Other accrued liabilities                1,613             821
                                           --------        --------
         Total current liabilities           20,732          12,270
                                           --------        --------

   Stockholders' equity:
     Common stock                                 2               2
     Additional paid-in capital             108,416          54,685
     Accumulated deficit                     (9,194)        (12,937)
     Cumulative translation adjustment          (40)            ---
                                           --------        --------
         Total stockholders' equity          99,184          41,750
                                           --------        --------
                                           $119,916        $ 54,020
                                           ========        ========


      The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  P-COM, INC.
                Consolidated Condensed Statements of Operations
               (in thousands, except per share data, unaudited)

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                             1996          1995            1996         1995
                                           -------       -------         -------      -------
Sales                                      $19,788       $ 8,551         $37,340      $12,897
Cost of sales                               11,388         4,919          21,813        7,511
                                           -------       -------         -------      -------
   Gross profit                              8,400         3,632          15,527        5,386
                                           -------       -------         -------      -------

Operating expenses:
   Research and development                  3,836         2,603           7,434        4,624
   Selling and marketing                     1,187           734           2,372        1,371
   General and administrative                  932           492           1,771          843
                                           -------       -------         -------      -------
         Total operating expenses            5,955         3,829          11,577        6,838
                                           -------       -------         -------      -------
Income  (loss) from operations               2,445          (197)          3,950       (1,452)
Interest and other income, net                 180           248             186          339
Interest expense                               (35)          (51)            (36)        (199)
                                           -------       -------         -------      -------

Income (loss) before income taxes            2,590             -           4,100       (1,312)
Provision for income taxes                     206             -             357            -
                                           -------       -------         -------      -------
Net income (loss)                          $ 2,384       $     -         $ 3,743      $(1,312)
                                           =======       =======         =======      =======

Net income (loss) per share                $  0.13       $     -         $  0.21      $ (0.09)
                                           =======       =======         =======      =======

Weighted average common and
  common equivalent shares                  18,719        16,552          18,157       13,986
                                           =======       =======         =======      =======



      The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  P-COM, INC.
                Consolidated Condensed Statements of Cash Flows
                           (in thousands, unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                             ------------------
                                                               1996       1995
                                                             -------    -------
Cash flows from operating activities:
- ------------------------------------
  Net income (loss)                                          $ 3,743    $(1,312)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation                                              1,136        452
     Amortization                                                 26        ---
     Non-cash charges                                            ---       284
     Changes (net of acquistion balances) in:
       Accounts receivable                                    (7,798)    (4,924)
       Inventories                                            (7,059)    (4,323)
       Prepaid expenses                                       (3,022)      (107)
       Other assets                                              (38)        (4)
       Accounts payable                                        3,850     4,280
       Accrued employee benefits                                 199        (42)
       Other accrued liabilities                                 452        72
                                                             -------    -------
         Net cash used in operating activities                (8,511)    (5,624)
                                                             -------    -------

Cash flows from investing activities:
- ------------------------------------
     Acquisition of property and equipment                    (5,701)    (2,266)
     Cash paid for acquisition of Geritel S.p.A., net         (2,714)       ---
                                                             -------    -------
         Net cash used for investing activities               (8,415)    (2,266)
                                                             -------    -------
Cash flows from financing activity:
- ----------------------------------
     Payment of capital lease obligations                        ---     (1,336)
     Proceeds (payment) of notes payable                         162     (2,610)
     Proceeds from stock issuances, net of expense            53,731     26,132
     Proceeds from sale leasebacks                               ---        112
                                                             -------    -------
         Net cash provided from financing activities          53,893     22,298
                                                             -------    -------

Effect of exchange rate changes on cash                          (40)       ---

Net increase (decrease) in cash and cash equivalents          36,927     14,408

Cash and cash equivalents at the beginning of the period       7,655      1,294
                                                             -------    -------

                                                             -------    -------
Cash and cash equivalents at the end of the period           $44,582    $15,702
                                                             =======    =======

Supplemental disclosure of cash flow information:
- ------------------------------------------------
     Cash paid for interest                                  $    36    $    68
                                                             =======    =======

Supplemental disclosure of non-cash financing activities
- --------------------------------------------------------
     Stock options issued for services                       $   ---    $   284
                                                             =======    =======

      The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  P-COM, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1996, and the results of its operations for the three and six month periods ended June 30, 1996, and its cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the Company's audited 1995 financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K (File No. 0-25356) and the Company's Registration Statement on Form S-3 (File No. 333-3558), which was filed with the Securities and Exchange Commission (the "SEC") on April 16, 1996. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Future Operating Results" contained in Item 2.

Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.


2.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Convertible Preferred Stock (using the if converted method) and stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued from January 1, 1994 through the closing of the Company's initial public offering on March 9, 1995 have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to the initial public offering. Furthermore, in accordance with SEC Staff policy, common equivalent shares from Convertible Preferred Stock that converted into Common Stock upon the closing of the initial public offering are included using the if converted method.

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes a fair value method of accounting for stock based compensation plans, and requires additional disclosures for those companies who elect not to adopt the new method of accounting. While the Company is still evaluating the effects of SFAS 123, it currently expects to elect to continue to measure compensation costs using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of SFAS 123. If the Company makes this election, SFAS 123 will have no impact on the Company's financial statements.

4.  ACQUISITION

Effective April 30, 1996 the Company completed its acquisition of Geritel S.p.A. ("Geritel"), a manufacturer of telecommunications equipment, with operations in Italy and France, by purchasing 51% of the outstanding shares of Geritel, and accruing for an option the company has to exercise up to an additional 16% of the outstanding shares of Geritel, for a total of $3,086,000. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. This purchase price allocation resulted in the recording of goodwill totalling $1,100,000 which is being amortized over a period of seven years. The allocation of the purchase price is as follows (in thousands):

                  Goodwill                           1,100
                  Current assets                     1,845
                  Non current assets                   435
                  Property and equipment             3,166
                  Current liabilities assumed        3,460
                  Other liabilities assumed            ---
                                                    ------
                                                    $3,086

The total purchase price is derived as follows:

                  Cash payment                       2,300
                  Additional cash committed            340
                  Expenses                             446
                                                    ------
                                                    $3,086

5.  BORROWING ARRANGEMENTS

The Company's line-of-credit agreement with a bank as amended on October 23, 1995, provides for borrowings up to $10,000,000. Borrowings are based on 80% of eligible domestic accounts receivable and on 75% of eligible foreign accounts receivable. Borrowings under the line are unsecured and bear interest at the bank's prime rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specified minimum rations. In addition, the Company's line of credit agreement prohibits the payment of dividends without the prior approval of the bank. The Company was in compliance with respect to these covenants through June 30, 1996. The line expires on October 24, 1996.

6.  INVENTORIES

Inventories consist of the following (in thousands):

                                          JUNE 30,     DEC. 31,
                                            1996         1995
                                         -----------   --------
                                         (unaudited)
                    Raw materials           $ 7,077     $ 6,613
                    Work-in-process          11,640       6,418
                    Finished goods            4,865       2,332
                                            -------     -------

                                            $23,582     $15,363
                                            =======     =======

7.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                            JUNE 30,     DEC. 31,
                                              1996         1995
                                           -----------   ---------
                                           (unaudited)
      Tooling and test equipment........      $13,146     $ 5,818
      Computer equipment................        1,523       1,266
      Furniture and fixtures............        1,523         979
      Construction-in-process (1).......          385       1,068
      Land & Building...................        1,421          --
                                              -------     -------
                                               17,998       9,131
      Less accumulated depreciation
       and amortization.................       (2,963)     (1,827)
                                              -------     -------
                                              $15,035     $ 7,304
                                              =======     =======

(1)  Capitalized interest is immaterial in amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of certain factors, including those set forth under Future Operating Results.

The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of sales for the periods indicated. The operating results presented in this table are not necessarily indicative of the results for any future period.

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                             -----------------------------   ---------------------------
                                                  1996            1995            1996           1995
                                             -------------   -------------   ------------   ------------
Sales                                             100.0%          100.0%         100.0%         100.0%

Cost of sales                                      57.5            57.5           58.4           58.2
                                                  -----           -----          -----         ------
Gross margin                                       42.5            42.5           41.6           41.8
                                                  -----           -----          -----         ------
Operating expenses:
    Research and development                       19.4            30.4           19.9           35.9
    Selling and marketing                           6.0             8.6            6.4           10.6
    General and administrative                      4.6             5.8            4.7            6.5
                                                  -----           -----          -----         ------
Total operating expenses                           30.0            44.8           31.0           53.0
                                                  -----           -----          -----         ------
Income (loss) from operations                      12.5            (2.3)          10.6          (11.2)
Interest and other income (expense), net            0.7             2.3            0.4            1.1
                                                  -----           -----          -----         ------
Income (loss) before income taxes                  13.2             ---           11.0          (10.1)
                                                  -----           -----          -----         ------
Provision for income taxes                          1.1             ---            1.0            ---
                                                  -----           -----          -----         ------
Net income (loss)                                  12.1%            ---%          10.0%        (10.1)%
                                                  =====           =====          =====         ======

RESULTS OF OPERATIONS
- ---------------------

  Sales.

  For the three months ended June 30, 1996 and 1995, sales were approximately $19.8 million and $8.6 million, respectively. Sales for the six months ended June 30, 1996 and 1995 were $37.3 million and $12.9 million, respectively. The increase was primarily due to increased unit sales of 38 GHz and of 23 GHz radio systems to new and existing customers. For the six months ended June 30, 1996, five customers accounted for 74% of the Company's sales, and as of June 30, 1996, five customers accounted for a substantial majority of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1996.

  Gross Profit.

  For the three months ended June 30, 1996 and 1995, gross profit was approximately $8.4 million, or 42.5% of sales, and approximately $3.6 million, or 42.5% of sales, respectively. Gross profit for the six months ended June 30, 1996 and 1995, was approximately $15.5 million, or 41.6% of sales, and approximately $5.4 million, or 41.8% of sales, respectively.

  Research and Development.

  For the three months ended June 30, 1996 and 1995, research and development expenses were approximately $3.8 million and $2.6 million, respectively. The increase in absolute dollars spent on research and development during the three months ended June 30, 1996, as compared to the corresponding period in 1995 was due primarily to increased staffing. As a percentage of sales, research and development expenses decreased from 30.4% in the three months ended June 30, 1995 to 19.4% in the corresponding period in 1996. The decrease in research and development expenses as a percentage of sales in 1996 as compared to 1995 was primarily due to a higher level of sales in the three months ended June 30, 1996, as compared to the corresponding period in 1995.

  Research and development expenses for the six months ended June 30, 1996 and 1995 were approximately $7.4 million and $4.6 million, respectively. The increase in absolute dollars spent on research and development during the six months ended June 30, 1996, as compared to the corresponding period in 1995 was due primarily to increased staffing. As a percentage of sales, research and development expenses decreased from 35.9% in the six months ended June 30, 1995 to 19.9% in the corresponding period in 1996. The decrease in research and development expenses as a percentage of sales during the six months ended June 30, 1996 as compared to the corresponding period in 1995 was primarily due to a higher level of sales in the six months ended June 30, 1996, as compared to the corresponding period in 1995. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1996. Research and development expenses are higher than expected due in part to external engineering charges (including Geritel, S.p.A.) and earlier than expected project material charges for high capacity radio development.

  Selling and Marketing.

  For the three months ended June 30, 1996 and 1995, sales and marketing expenses were $1.2 million and $734,000, respectively. The increase in sales and marketing expenses in the three months ended June 30, 1996, as compared to the corresponding period in 1995 was primarily due to increased headcount and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, sales and marketing expenses were 8.6% during the three month period ended June 30, 1995 as compared to 6.0% in the corresponding period in 1996. This decrease was due primarily to a higher level of sales in the three months ended June 30, 1996 as compared to the corresponding period in 1995.

  Sales and marketing expenses for the six months ended June 30, 1996 and 1995 were $2.4 million and $1.4 million, respectively. The increase in sales and marketing expenses in the six months ended June 30, 1996, as compared to the corresponding period in 1995 was primarily due to increased headcount and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, sales and marketing expenses were 6.4% during the six-month period ended June 30, 1996 as compared to 10.6% in the corresponding period in 1995. This decrease was due primarily to a higher level of sales in the six months ended June 30, 1996 as compared to the corresponding period in 1995. The Company expects that such expenses will continue to increase significantly in absolute dollars during the remainder of 1996.

  General and Administrative.

  For three months ended June 30, 1996 and 1995, general and administrative expenses were $932,000 and $492,000, respectively. This increase was principally due to increases in headcount and other costs resulting from the Company's acquisition of Geritel S.p.A. As a percentage of sales, general and administrative expenses were 4.6% in the three months ended June 30, 1996, as compared to 5.8% in the corresponding period in 1995. This decrease in general and administrative expenses as a percentage of sales was due primarily to a higher level of sales in the three months ended June 30, 1996 as compared to the corresponding period in 1995.

  General and administrative expenses for the six months ended June 30, 1996 and 1995, were $1.8 million and $843,000, respectively. This increase was principally due to increases in headcount and other costs resulting from the Company's acquisition of Geritel, S.p.A. As a percentage of sales, general and administrative expenses were 4.7% in the six months ended June 30, 1996, as compared to 6.5% in the corresponding period in 1995. This decrease in general and administrative expenses as a percentage of sales was due primarily to a higher level of sales in the six months ended June 30, 1996 as compared to the corresponding period in 1995. The Company expects that such expenses will continue to increase significantly in absolute dollars during the remainder of 1996.

  Interest and Other Income (Expense), Net.

  Interest and other expense, net, consists primarily of interest income generated from the investment of cash received from financing activities in 1996.

  For three months ended June 30, 1996, the Company generated net interest income of $145,000, or 0.7% of sales, as compared to $197,000 of net interest income, or 2.3% of sales, during the corresponding period in 1995. During the six months ended June 30, 1996, the Company generated net interest income of $150,000, or 0.4% of sales, as compared to $140,000 of net interest income, or 1.1% of sales, during the corresponding period in 1995. These decreases as a percentage of sales were primarily due to higher levels of sales during these periods. The Company anticipates that it will generate net interest income during the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used $8.5 million for operating activities during the six months ended June 30, 1996, as compared to $5.6 million during the corresponding period in 1995. This increase was due primarily to increases in accounts receivable, inventory and prepaid expenses of $7.8 million, $7.1 million, and $3.0 million, respectively, due to greater sales, inventory requirements for new products, and inventory advances (prepaids) to suppliers as compared to the corresponding period in 1995. These increases were partially offset by net income of $3.7 million and an increase in accounts payable of $3.9 million.

  The Company used net cash of $8.4 million for investment activities during the six months ended June 30, 1996. These funds were used for the acquisition of Geritel S.p.A. and capital equipment purchases, consisting primarily of tooling, test and computer equipment used in engineering and manufacturing, and office equipment.

  Financing activities for the six months ended June 30, 1996, generated net cash of $53.9 million. On May 17, 1996, the Company consummated a follow-on public offering (the "Offering") and raised net proceeds of $53.2 million. Since the Offering, the Company has used approximately $4.3 million to retire all existing bank debt under the line of credit with the Silicon Valley Bank, approximately $3.1 million to acquire a majority ownership of the Capital stock in Geritel S.p.A., and $4.1 million for general working capital purposes.

  At June 30, 1996, the Company had working capital of approximately $82.5 million, including cash and cash equivalents of $44.6 million, $28.3 million of accounts receivable and $23.6 million of inventories, partially offset by accounts payable of $15.6 million. In recent quarters, at least a majority of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable. The Company expects that its investments in accounts receivable and inventories will be significant and will continue to represent a significant portion of the Company's working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations.

  The Company's principal source of liquidity as of June 30, 1996 consists of approximately $44.6 million of cash and cash equivalents, and a $10 million line of credit obtained via a line of credit agreement with Silicon Valley Bank dated October 23, 1995.

  At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any, net proceeds received by the Company's recent public offering and funds available from the Company's bank line of credit will be adequate to fund its operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require additional financing after such date to fund its operations. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE OPERATING RESULTS
- ------------------------

LIMITED OPERATING HISTORY

  The Company was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the second quarter of fiscal 1996, the Company generated a cumulative net loss of approximately $9.2 million. From October 1993 through June 30, 1996, the Company generated sales of approximately $90.1 million, of which $80.2 million, or 89% of such amount, was generated in the year ended December 31, 1995 and the first half of 1996. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1995 and the first half of 1996, both the Company's sales and operating expenses (particularly research and development expenses to support new product development) increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1995 or in the first half of 1996 or that sales will not decline. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, although the Company achieved breakeven profitability for the first time in the quarter ended June 30, 1995, yearly profitability for the first time for the year ended December 31, 1995 and profitability for the first and second quarters of 1996, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.


SIGNIFICANT CUSTOMER CONCENTRATION

  To date, approximately thirty-three customers have accounted for all of the Company's sales. In 1994, four customers accounted for 62% of the Company's sales. For 1995, five customers accounted for 89% of the Company's sales, and as of December 31, 1995, seven customers accounted for a substantial majority of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1995. During the first half of 1996, five customers accounted for 74% of the Company's sales, and as of June 30, 1996, five customers accounted for a substantial majority of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1996. The Company anticipates that it will continue to sell its radio systems to a changing, but still relatively small, group of customers. Some of the Company's customers that are implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to, existing and new customers, to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers.


SIGNIFICANT FLUCTUATIONS IN RESULTS OF OPERATIONS

  The Company has experienced and may in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements, among other factors. As a result, the Company's operating results for a particular period have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such order, and as a result, the Company's results of operations. Moreover, at least a majority of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1996 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. Furthermore, most of the Company's sales in recent quarters have been realized near the end of such quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has experienced in recent periods, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers (one of which, SPC Electronics Corp., is located in Japan and has caused delays of its deliveries to the Company), or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

  A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's systems, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and may continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include: new product introductions and enhancements, including related costs; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; mix of systems and related software tools sold; operating and new product development expenses; product discounts; changes in pricing by the Company, its customers or suppliers; inventory obsolescence; natural disasters; seasonality; market acceptance and the timing of availability of new products by the Company or its customers; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products. The Company expects to continue to expend significant resources with respect to the development, any ramp-up of production and anticipated commercial shipments of its newest products and expects its gross margins to be adversely affected due to the start-up inefficiencies associated with these products, among many other factors. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.


DEPENDENCE ON CONTRACT MANUFACTURERS; RELIANCE ON SOLE OR LIMITED SOURCES OF SUPPLY

  The Company's internal manufacturing capacity is very limited. The Company utilizes contract manufacturers such as Celeritek, Remec, Inc., Sanmina Corporation, SPC Electronics Corp. and Senior Systems Technology Inc. to produce its systems, components and subassemblies and expects to continue to rely increasingly on these and other manufacturers in the future. The Company also relies on outside vendors to manufacture certain other components and subassemblies. Certain necessary components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. In particular, Aethera, Inc., Celeritek, MilliWave, MIZAR, S.p.A. and Xilinx, Inc. each are sole or limited source suppliers for critical components used in the Company's radio systems. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers will be sufficient to fulfill the Company's orders. Failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results.

  The Company's reliance on contract manufacturers and on sole or a limited group of suppliers and the Company's increasing reliance on contract manufacturers and suppliers involves several risks, including a potential inability to obtain an adequate supply of finished radio systems and required components and subassemblies, and reduced control over the price, timely delivery, reliability and quality of finished radio systems, components and subassemblies. The Company does not have long-term supply agreements with most of its manufacturers or suppliers. Manufacture of the Company's radio systems and certain of these components and subassemblies is an extremely complex process, and the Company has from time to time experienced and may in the future continue to experience delays in the delivery of and quality problems with radio systems and certain components and subassemblies from vendors. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, or to manufacture its finished radio systems or such components and subassemblies internally, could delay the Company's ability to ship its systems, which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and operating results.


NO ASSURANCE OF SUCCESSFUL EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

  Recently, the Company has significantly increased the scale of its operations to support the increases in its sales levels that have occurred and to address critical infrastructure and other requirements. This increase has included the leasing of new space, the opening of branch offices in the United Kingdom and Germany, the acquisition of a majority interest in Geritel, significant investments in research and development to support product development, including the new products recently introduced, and the hiring of additional personnel, including in sales and marketing, manufacturing and operations and finance and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. See "--Limited Operating History; History of Significant Losses." Expansion of the Company's operations has caused and is continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

  In this regard, any significant sales growth will be dependent in significant part upon the Company's expansion of its manufacturing, marketing, sales and customer support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's attempts to expand its manufacturing, marketing, sales and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of its operations and the significant increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company may continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

DECLINING AVERAGE SELLING PRICES

  The Company believes that average selling prices and gross margins for its systems will decline in the long term as such systems mature, as volume price discounts in existing and future contracts take effect and as competition intensifies, among many other factors. To offset declining average selling prices, the Company believes that it must successfully introduce and sell new systems on a timely basis, develop new products that incorporate advanced software and other features that can be sold at higher average selling prices and reduce the costs of its systems through contract manufacturing, design improvements and component cost reduction, among many other actions. To the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, and the Company is unable to offset declining average selling prices, the Company's gross margins and other results will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.


UNCERTAINTY OF MARKET ACCEPTANCE

  The future operating results of the Company depend to a significant extent upon the continued growth and increased availability and acceptance of microcellular, Personal Communications Services ("PCN/PCS") and wireless local loop access telecommunications services in the United States and internationally. There can be no assurance that the volume and variety of wireless telecommunications services or the markets for and acceptance of such services will grow, or that such services will create a demand for the Company's systems. Because these markets are relatively new, it is difficult to predict which segments of these markets will develop and at what rate these markets will grow, if at all. If the short-haul millimeter wave wireless radio market for the Company's systems fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditures. There can be no assurance that communications providers have the ability to, or will, make the necessary investment in such infrastructure or that the creation of this infrastructure will occur in a timely manner. Moreover, a potential application of the Company's technology, use of the Company's systems in conjunction with the provision by wireless telecommunications service providers of alternative wireless access in competition with the existing wireline local exchange providers, is dependent on the pricing of wireless telecommunications services at rates competitive with those charged by wireline telephone companies. Rates for wireless access are currently substantially higher than those charged by wireline companies, and there can be no assurance that rates for wireless access will be competitive with rates charged by wireline companies. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If the Company allocates its resources to any market segment that does not grow, it may be unable to reallocate its resources to other market segments in a timely manner, which may curtail or eliminate its ability to enter such market segments.

  To date, a substantial majority of the Company's sales have been to customers located outside the United States. In addition, the Company recently acquired a 51% interest in Geritel, which sells its products to customers in Europe. The Company's future results of operations will be dependent in significant part on its ability to penetrate the telecommunications market in the United States and foreign countries in which the Company has not yet established a meaningful presence. There can be no assurance that the Company will be successful in penetrating these additional markets.

  Certain of the Company's current and prospective customers are currently utilizing competing technologies such as fiber optic and copper cable, particularly in the local loop access market. To successfully displace existing technologies, the Company must, among many actions, offer systems with superior price/performance characteristics and extensive customer service and support, supply such systems on a timely and cost-effective basis in sufficient volume to satisfy such prospective customers' requirements and otherwise overcome any reluctance on the part of such customers to transition to new technologies. Any delay in the adoption of the Company's systems may result in prospective customers utilizing alternative technologies in their next generation of systems and networks, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that prospective customers will design their systems or networks to include the Company's systems, that existing customers will continue to include the Company's systems in their products, systems or networks in the future, or that the Company's technology will to any significant extent replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of the Company's currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect the Company's business, financial condition and results of operations. In addition, there can be no assurance that industry technical standards will remain the same or, if emerging standards become established, that the Company will be able to conform to these new standards in a timely and cost-effective manner.

INTENSELY COMPETITIVE INDUSTRY

  The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media. The Company experiences intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and broader telecommunications product lines, including Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation -- Farinon Division and Nokia Telecommunications, most of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company also faces competition from startup companies. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. Certain of such customers and partners have access to the Company's technology or have been granted the right to use the technology for purposes of manufacturing under defined circumstances. The Company's future results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. Within the near future, the Company expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features that may or may not be comparable to the Company's products, which could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems or technologies obsolete or noncompetitive. The Company expects to continue to experience significant price competition that may materially adversely affect its gross margins and its business, financial condition and other results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements and to reduce the costs of its systems. There can be no assurance that the Company will be able to compete successfully in the future.


REQUIREMENT FOR RESPONSE TO RAPID TECHNOLOGICAL CHANGE AND REQUIREMENT FOR FREQUENT NEW PRODUCT INTRODUCTIONS

  The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new systems and enhancements and related software tools on a timely and cost-effective basis that respond to changing customer requirements. Any success of the Company in developing new and enhanced systems and related software tools will depend upon a variety of factors, including new product selection, integration of the various elements of its complex technology, timely and efficient completion of system design, timely and efficient implementation of manufacturing and assembly processes and its cost reduction program, development and completion of related software tools, system performance, quality and reliability of its systems and development and introduction of competitive systems by competitors. The Company has experienced and may in the future experience delays from time to time in completing development and introduction of new systems and related software tools. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new systems or enhancements or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.


INTERNATIONAL OPERATIONS; RISKS OF DOING BUSINESS IN DEVELOPING COUNTRIES

  Most of the Company's sales to date have been made to customers located outside of the United States. In addition, the Company recently acquired a 51% interest in Geritel, which sells its products to customers in Europe. The Company anticipates that international sales will continue to account for at least a majority of its sales for the foreseeable future. The Company's international sales may be denominated in foreign or United States currencies. The Company does not currently engage in foreign currency hedging transactions. As a result, a decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, including Geritel, difficulties in managing distributors, customs requirements, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Many of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Some of the Company's potential markets consist of developing countries that may deploy wireless communications networks as an alternative to the construction of a limited wired infrastructure. These countries may decline to construct wireless telecommunications systems or construction of such systems may be delayed for a variety of reasons, in which event any demand for the Company's systems in those countries will be similarly limited or delayed. In doing business in developing markets, the Company may also face economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas.


EXTENSIVE GOVERNMENT REGULATION

  Radio communications are subject to extensive regulation by the United States and foreign laws and international treaties. The Company's equipment must conform to a variety of domestic and international requirements. In order for the Company to operate in a jurisdiction, it must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of systems by the Company to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require the Company to modify its radio systems and incur substantial costs to comply with such time-consuming regulations and changes. In addition, the Company is also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, the Company could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services. These delays could have a material adverse effect on the Company's business, financial condition and results of operations.

  The regulatory environment in which the Company operates is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting development efforts by the Company and its customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes could have a material adverse effect on the Company's business, financial condition and results of operations. The Company might deem it necessary or advisable to modify its systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming.


NO ASSURANCE OF PRODUCT QUALITY, PERFORMANCE AND RELIABILITY

  The Company has limited experience in producing and manufacturing its systems and contracting for such manufacture. The Company's customers require demanding specifications for quality, performance and reliability. There can be no assurance that problems will not occur in the future with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and product returns and discounts, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in order to maintain its ISO 9001 registration, the Company periodically must undergo a recertification assessment. Failure to maintain such registration could materially adversely affect the Company's business, financial condition and results of operations. The Company's United Kingdom branch office is undergoing and other facilities will also be undergoing an ISO 9001 registration and there is no assurance that such registrations will be achieved.


ACQUISITIONS

  On April 30, 1996, the Company acquired at 51% interest in Geritel, a manufacturer of telecommunications equipment, with operations in Italy and France, and on August 2, 1996, the Company entered an agreement, containing certain specified conditions to closing, to acquire substantially all of the assets and assume certain enumerated liabilities of Atlantic Communication Sciences, Inc. ("ACS"), a manufacturer of telecommunications equipment, with operations in Florida and customers worldwide. Disclosure of the Geritel financial position is presented in Note 4 of the Notes to Consolidated Condensed Financial Statements. There can be no assurance that either Geritel's or ACS' operations will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the Geritel and ACS acquisitions will be realized. The process of integrating Geritel's and ACS' business into the Companys operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

  The Company will in the future pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions, such as Geritel and ACS, involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, operating companies in different geographical locations with different cultures, and the potential loss of key employees of an acquired company. There are currently no binding agreements with respect to any acquisitions. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

FUTURE CAPITAL REQUIREMENTS

  The Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, requirements to maintain adequate manufacturing facilities and contract manufacturing agreements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. The Company believes that current and future available capital resources will be adequate to fund its operations for at least twelve months subsequent to June 30, 1996. There can be no assurance, however, that the Company will not require additional financing prior to such date. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.


UNCERTAINTY REGARDING PROTECTION OF PROPRIETARY RIGHTS

  The Company attempts to protect its intellectual property rights through patents, trademarks, trade secrets and a variety of other measures. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

  Litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.


DEPENDENCE ON KEY PERSONNEL

  The Company's future operating results depend in significant part upon the continued contributions of its key technical and senior management personnel, many of whom would be difficult to replace. None of such persons has an employment or non-competition agreement with the Company. The Company's future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. There may be only a limited number of persons with the requisite skills to serve in these positions and it may be increasingly difficult for the Company to hire such personnel over time. The loss of any key employee, the failure of any key employee to perform in his or her current position, the Company's inability to attract and retain skilled employees as needed or the inability of the officers and key employees of the Company to expand, train and manage the Company's employee base could materially adversely affect the Company's business, financial condition and results of operations.


VOLATILITY OF STOCK PRICE

  The Company's initial public offering was completed in March 1995, its secondary offering was completed in August 1995, and a third offering was completed in May 1996. The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have recently experienced historic highs in the market price of their common stock. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from its historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could materially adversely affect the market price of the Company's Common Stock.


POSSIBLE ADVERSE EFFECT ON MARKET PRICE FOR COMMON STOCK OF SHARES ELIGIBLE FOR FUTURE SALE AFTER THE OFFERING

  Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Shares of Common Stock sold in the initial public offering in March 1995 and secondary offerings in August 1995 and May 1996 and shares of unregistered stock and option shares registered on the Company's registration statements covering employee compensation plans are also eligible for immediate sale in the public market at any time. Most of the other shares of the Company's Common Stock are not restricted and are freely tradeable in the public market. In addition, holders of most of such shares are entitled to certain rights with respect to the registration of such shares of Common Stock for sale to the public.


CONTROL BY EXISTING STOCKHOLDERS; EFFECTS OF CERTAIN ANTI-TAKEOVER PROVISIONS

Members of the Board of Directors and the officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 10% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders may be able to significantly influence the election of the members of the Company's Board of Directors and significantly influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership, together with certain provisions of the Company's certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

PART II.  OTHER INFORMATION
          -----------------

ITEM 1. LEGAL PROCEEDINGS. The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

ITEM 2.  CHANGES IN SECURITIES.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on May 20, 1996.

1. The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                        Term Ending Upon the
                        Annual Stockholders'
                              Meeting          Votes for    Votes Withheld
                        --------------------   ----------   --------------
John A. Hawkins                1997            11,842,396        15,550
M. Bernard Puckett             1998            11,842,396        15,550
George P. Roberts              1999            11,842,396        15,550
Gill Cogan                     1999            11,842,396        15,550

2. A proposal to approve an amendment to the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") to (i) increase the number of shares of Common Stock authorized for issuance over the term of the 1995 Plan from 1,967,944 to 2,767,944 shares and (ii) enhance the benefit and eligibility provisions of the Automatic Option Grant Program in effect under the 1995 Plan, including increases to the number of shares of Common Stock subject to the automatic option grants to be made to both new and continuing non-employee directors, was approved by the vote of 5,303,072 shares, 4,228,583 shares voted against the proposal and 24,906 votes were withheld.

3. A proposal to approve an amendment to the Company's Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan from 200,000 to 300,000 shares was approved by the vote of 9,417,012 shares, 109,182 shares voted against the proposal and 22,367 votes were withheld.

4. A proposal to ratify the appointment of Price Waterhouse LLP as independent auditors of the Company for the fiscal year ending December 31, 1996 was approved by the vote of 11,850,269 shares, 3,180 shares voted against the proposal and 4,497 votes were withheld.

ITEM 5. OTHER INFORMATION. On August 2, 1996, the Company entered into an agreement, containing certain specified conditions to closing, to acquire substantially all of the assets and to assume certain enumerated liabilities of Atlantic Communication Sciences, Inc. ("ACS"), a Melbourne, Florida based manufacturer of telecommunications equipment. Pursuant to the agreement, the Company will issue a total of 111,500 shares of its common stock to ACS upon the closing of the transaction, with 41,500 of such shares to be held in an escrow account and released upon the terms of specified in an escrow agreement. In addition, the Company may issue an additional 33,000 shares of its Common Stock to ACS in the future based upon the satisfaction of certain conditions set forth in the asset purchase agreement. ACS manufactures, sells and services radio systems, subsystems and components thereof. The Company will account for the acquisition through the purchase method of accounting and the results of operations of ACS will be included in the Company's consolidated results for all periods subsequent to the date of acquisition. The company does not expect to incur a significant non-recurring charge in connection with each acquisition and therefore does not expect the consummation of this acquisition to have a material adverse effect upon the Company's results of operations for fiscal 1996. The closing is subject to regulatory approval and is expected to occur in the third fiscal quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         +2.1 Agreement dated April 15, 1996, by and among the Company, Mr. Giovanni Marciano and certain other parties named thereunder.

          2.2 Asset Purchase Agreement dated as of August 2, 1996, by and between the Company, Atlantic Communication Sciences, Inc. and Edward C. Gerhardt, L. Roger Sanders, Charles W. Richards, IV, Grover W. Brower, William M. Koos, Jr., Larry W. Koos, Koos Technical Services, Inc., the Edward C. Gerhardt Trust, U/A dated June 22, 1988 and the L. Roger Sanders Revocable Trust, U/A dated June 18, 1991.

         10.16A 1995 Stock Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreement, as amended.

         10.17A  Employee Stock Purchase Plan, as amended.

         27      Financial Data Schedule


     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1996.

- --------------------
+ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 dated April 16, 1996, as amended (File No. 333-3558)

     SIGNATURES
     ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                P-COM, INC.
                                (Registrant)



  Date:  August 13, 1996        By:         /s/    George Roberts
                                   --------------------------------------------
                                   George Roberts
                                   Chairman of the Board of Directors, President and Chief Executive Officer



  Date:  August 13, 1996        By:         /s/  Michael Sophie
                                   --------------------------------------------
                                   Michael Sophie
                                   Chief Financial Officer,
                                   Vice President Finance and Administration and Controller

                                 EXHIBIT INDEX

Exhibit
  No.
  ---
 2.2     Asset Purchase Agreement dated as of August 2, 1996,
         by and between the Company, Atlantic Communication
         Sciences, Inc. and Edward C. Gerhardt, L. Roger Sanders,
         Charles W. Richards, IV, Grover W. Brower, William M.
         Koos, Jr., Larry W. Koos, Koos Technical Services, Inc.,
         the Edward C. Gerhardt Trust, U/A dated June 22, 1988
         and the L. Roger Sanders Revocable Trust, U/A dated
         June 18, 1991.

10.16A 1995 Stock Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock
         Option Agreement, as amended.

10.17A   Employee Stock Purchase Plan, as amended.


27       Financial Data Schedule
