Form 10-Q
period 1996-09-30
P-COM INC
filed 1996-11-14
CIK 935493

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______.

                        Commission File Number: 0-25356
                                                -------


                                 P-COM, Inc.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         Delaware                                         77-0289371
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3175 S. Winchester Boulevard, Campbell, California                 95008
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (zip code)

Registrant's telephone number, including area code:    (408) 866-3666
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

Yes      X      .     No            .
    ------------         -----------

As of  September 30, 1996, there were 19,183,895 shares of the Registrant's
                                      ----------
Common Stock outstanding, par value $0.0001.

This quarterly report on Form 10-Q Consists of 24 pages which this is page 1. The Exhibit Index appears on page 24.

                                  P-COM, INC.
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
         ---------------------                                     -----------

   Item 1.  Financial Statements (unaudited)

       Consolidated Condensed Balance Sheets as of September 30,
       1996 and December 31, 1995.................................        3

       Consolidated Condensed Statements of Operations for the
       three and nine month periods ended September 30, 1996
       and 1995...................................................        4

       Consolidated Condensed Statements of Cash Flows for the
       nine month period ended September 30, 1996 and 1995........        5

       Notes to Consolidated Condensed Financial Statements.......        6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................        9

PART II.  OTHER INFORMATION
          -----------------

   Item 1.  Legal Proceedings.....................................       21

   Item 2.  Changes in Securities.................................       21

   Item 3.  Defaults Upon Senior Securities.......................       21

   Item 4.  Submission of Matters to a Vote of Security Holders...       21

   Item 5.  Other Information.....................................       21

   Item 6.  Exhibits and Reports on Form 8-K......................       22

SIGNATURES........................................................       23

PART I.  FINANCIAL INFORMATION
         ---------------------
   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                 P-COM, INC.
                           Consolidated Condensed
                               Balance Sheets
                               (in thousands)

                                               September 30,        December 31,
                                                   1996                 1995
                                               -------------        -----------
                                                (unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                      $ 36,388            $  7,655
   Accounts receivable, net                         34,146              19,896
   Inventories                                      27,592              15,363
   Prepaid expenses                                  4,064               3,690
                                                  --------            --------
      Total current assets                         102,190              46,604

Property and equipment, net                         16,120               7,304
Goodwill                                             2,382                 ---
Other assets                                           161                 112
                                                  --------            --------
                                                  $120,853            $ 54,020
                                                  ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                               $ 11,234            $ 10,689
   Notes payable                                       999                 ---
   Accrued employee benefits                           906                 760
   Other accrued liabilities                         1,818                 821
                                                  --------            --------
      Total current liabilities                     14,957              12,270
                                                  --------            --------
Minority interest                                      591                 ---
                                                  --------            --------
Stockholders' equity:
   Common stock                                          2                   2
   Additional paid-in capital                      110,269              54,685
   Accumulated deficit                              (5,046)            (12,937)
   Cumulative translation adjustment                    80                 ---
                                                  --------            --------
      Total stockholders' equity                   105,305              41,750
                                                  --------            --------
                                                  $120,853            $ 54,020
                                                  ========            ========



            The accompanying notes are an integral part of these
                consolidated condensed financial statements.

                                 P-COM, INC.
               Consolidated Condensed Statements of Operations
              (in thousands, except per share data, unaudited)


                                                    Three Months Ended September 30,                 Nine Months Ended September 30,
                                                    --------------------------------                 -------------------------------

                                                       1996                 1995                       1996                  1995
                                                     --------             --------                   --------              --------
Sales                                                 $26,432              $13,489                    $63,772               $26,386
Cost of sales                                          15,288                7,687                     37,101                15,198
                                                      -------              -------                    -------               -------
   Gross profit                                        11,144                5,802                     26,671                11,188
                                                      -------              -------                    -------               -------
Operating expenses:
   Research and development                             4,632                3,009                     12,066                 7,633
   Selling and marketing                                1,362                  752                      3,734                 2,123
   General and administrative                           1,153                  496                      2,924                 1,339
                                                      -------              -------                    -------               -------
      Total operating expenses                          7,147                4,257                     18,724                11,095
                                                      -------              -------                    -------               -------
Income from operations                                  3,997                1,545                      7,947                    93
Interest and other income,  net                           392                  167                        542                   307
Income before income taxes                              4,389                1,712                      8,489                   400
Provision for income taxes                                240                   20                        598                    20
                                                      -------              -------                    -------               -------
Net income                                            $ 4,149              $ 1,692                    $ 7,891               $   380
                                                      =======              =======                    =======               =======
Net income per share                                  $  0.21              $  0.10                    $  0.42               $  0.02
                                                      =======              =======                    =======               =======
Weighted average common and common equivalent
   shares                                              19,942               17,091                     18,756                15,824
                                                      =======              =======                    =======               =======

            The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                  P-COM, INC.
                Consolidated Condensed Statements of Cash Flows
                           (in thousands, unaudited)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1996                 1995
                                                --------            ---------
Cash flows from operating activities:
-------------------------------------
  Net income                                    $  7,891             $    380
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation                                  2,940                  711
     Amortization                                     65                  ---
     Change in minority interest                     591                  ---
     Non-cash charges                                ---                  284
     Changes (net of acquisition balances) in:
       Accounts receivable                       (13,652)             (10,896)
       Inventories                               (10,926)              (7,788)
       Prepaid expenses                             (319)                (243)
       Other assets                                  430                   (2)
       Accounts payable                             (510)               6,628
       Accrued employee benefits                     146                 (309)
       Other accrued liabilities                     735                  354
                                                --------             --------
         Net cash used in operating activities   (12,746)             (10,881)
                                                --------             --------
Cash flows from investing activities:
-------------------------------------
  Acquisition of property and equipment           (8,504)              (4,996)
  Cash paid for acquisition of Geritel
    S.p.A., net                                   (2,714)                 ---
                                                --------             --------
         Net cash used for investing activities  (11,218)              (4,996)
                                                --------             --------
Cash flows from financing activity:
-----------------------------------
  Payment of capital lease obligations               ---               (1,341)
  Payment of notes payable                        (1,269)              (2,610)
  Proceeds from stock issuances, net of expense   53,886               37,183
  Proceeds from sale leasebacks                      ---                  112
                                                --------             --------
         Net cash provided from financing
           activities                             52,617               33,344
                                                --------             --------

Effect of exchange rate changes on cash               80                  ---
Net increase in cash and cash equivalents         28,733               17,467
Cash and cash equivalents at the beginning of
   the period                                      7,655                1,294
                                                --------             --------
Cash and cash equivalents at the end of the
   period                                       $ 36,388             $ 18,761
                                                ========             ========
Supplemental disclosure of cash flow
------------------------------------
 information:
 -----------
  Cash paid for interest                        $     36             $     68
                                                ========             ========
Supplemental disclosure of non-cash financing
---------------------------------------------
 activities
 ----------
  Stock options issued for services             $    ---             $    284
                                                ========             ========

             The accompanying notes are an integral part of these
            unaudited consolidated condensed financial statements.

                                  P-COM, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 1996, and the results of its operations for the three and nine month periods ended September 30, 1996, and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the Company's audited 1995 financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K (File No. 0-25356) and the Company's Registration Statement on Form S-3 (File No. 333-3558), which was filed with the Securities and Exchange Commission (the "SEC") on April 16, 1996. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Future Operating Results" contained in Item 2.

Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1996.


2.  NET INCOME PER SHARE

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Convertible Preferred Stock (using the if converted method) and stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued from January 1, 1994 through the closing of the Company's initial public offering on March 9, 1995 have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to the initial public offering. Furthermore, in accordance with SEC Staff policy, common equivalent shares from Convertible Preferred Stock that converted into Common Stock upon the closing of the initial public offering are included using the if converted method.


3.  ACQUISITION

Effective August 23, 1996 the Company completed its acquisition of Atlantic Communication Sciences, Inc. ("ACS"), a manufacturer of telecommunications equipment, with domestic operations in Florida, by purchasing 100% of the company's assets in exchange for 70,000 shares of P-COM common stock valued at $1,698,000. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. This purchase price allocation resulted in the recording of goodwill totaling $1,347,000 which is being amortized over a period of five years. The purchase price is subject to increase through the issuance of up to 74,500 number of shares in the event that ACS achieves certain technical milestones and are subject to certain indemnification obligations. In the event the shares are issued for these technical milestones, the goodwill balance will be increased accordingly.

The allocation of the ACS purchase price is as follows (in thousands):

                Goodwill                           1,347
                Current assets                       243
                Non current assets                    22
                Property and equipment                86
                                                  ------
                                                  $1,698
                                                  ======

Effective April 30, 1996 the Company completed its acquisition of Geritel S.p.A. ("Geritel"), a manufacturer of telecommunications equipment, with operations in Italy and France, by purchasing 51% of the outstanding shares of Geritel, and accruing for an option the company has to exercise up to an additional 16% of the outstanding shares of Geritel, for a total of $3,086,000. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. This purchase price allocation resulted in the recording of goodwill totaling $1,100,000 which is being amortized over a period of seven years. The allocation of the purchase price is as follows (in thousands):

                Goodwill                           1,100
                Current assets                     1,845
                Non current assets                   435
                Property and equipment             3,166
                Current liabilities assumed        3,460
                                                  ------
                                                  $3,086
                                                  ======

The total purchase price is derived as follows:


                Cash payment                       2,300
                Additional cash committed            340
                Expenses                             446
                                                  ------
                                                  $3,086
                                                  ======

4. BORROWING ARRANGEMENTS

The Company's line-of-credit agreement with a bank as amended on October 23, 1995, provides for borrowings up to $10,000,000. Borrowings are based on 80% of eligible domestic accounts receivable and on 75% of eligible foreign accounts receivable. Borrowings under the line are unsecured and bear interest at the bank's prime rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specified minimum ratios. In addition, the Company's line-of-credit agreement prohibits the payment of dividends without the prior approval of the bank. The Company was in compliance with respect to these covenants through September 30, 1996. The line expires on October 24, 1996. As of November 5, 1996, the company is in the process of completing a $12 million line-of-credit with Silicon Valley Bank.

The Company further amended the line-of-credit agreement on September 26, 1996 to reflect a Non-Recourse Accounts Receivable Purchase Agreement which allows for the sale of up to $10 million of certain accounts and which correspondingly reduces the original line of credit borrowing base of $10 million on a dollar-for-dollar basis. As of September 30, 1996, the company had utilized $4.0 million of the subject Purchase Agreement. As of November 14, 1996, all amounts owed to Silicon Valley Bank have been paid.

5.  INVENTORIES

Inventories consist of the following (in thousands):

                                 SEPTEMBER 30,   DEC. 31,
                                     1996          1995
                                 -------------   --------
                                  (unaudited)
  Raw materials                      $  4,678     $ 6,613
  Work-in-process                      17,261       6,418
  Finished goods                        5,653       2,332
                                     --------     -------
                                     $ 27,592     $15,363
                                     ========     =======

6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                    SEPTEMBER 30,   DEC. 31,
                                                        1996          1995
                                                    -------------   --------
                                                     (unaudited)
   Tooling and test equipment                         $14,795        $ 5,818
   Computer equipment                                   1,723          1,266
   Furniture and fixtures                               1,732            979
   Construction-in-process  (1)                         1,043          1,068
   Land and Building                                    1,594            ---
                                                      -------        -------
                                                       20,887          9,131
   Less -- accumulated depreciation and amortization   (4,767)        (1,827)
                                                      -------        -------
                                                      $16,120        $ 7,304
                                                      =======        =======


(1)  Capitalized interest is immaterial in amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements which involve numerous risks and uncertainties. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of certain factors, including those set forth under "Future Operating Results."

The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of sales for the periods indicated. The operating results presented in this table are not necessarily indicative of the results for any future period.


                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                             1996                 1995           1996                  1995
                                          ----------           ----------      ---------            ----------
Sales                                          100.0%               100.0%         100.0%                100.0%

Cost of sales                                   57.8                 57.0           58.2                  57.6
                                          ----------           ----------      ---------            ----------
Gross margin                                    42.2                 43.0           41.8                  42.4
                                          ----------           ----------      ---------            ----------
Operating expenses:
    Research and development                    17.5                 22.3           18.9                  28.9
    Selling and marketing                        5.2                  5.6            5.9                   8.0
    General and administrative                   4.4                  3.7            4.6                   5.1
                                          ----------           ----------      ---------            ----------
Total operating expenses                        27.1                 31.6           29.4                  42.0
                                          ----------           ----------      ---------            ----------
Income from operations                          15.1                 11.4           12.4                   0.4
Interest and other income net                    1.5                  1.2            0.9                   1.1
                                          ----------           ----------      ---------            ----------
Income before income taxes                      16.6                 12.6           13.3                   1.5
Provision for income taxes                       0.9                  0.1            0.9                   0.1
                                          ----------           ----------      ---------            ----------
Net income                                      15.7%                12.5%          12.4%                  1.4%
                                          ==========           ==========      =========            ==========

RESULTS OF OPERATIONS
---------------------

Sales.
-----

        For the three months ended September 30, 1996 and 1995, sales were approximately $26.4 million and $13.5 million, respectively. Sales for the nine months ended September 30, 1996 and 1995 were $63.8 million and $26.4 million, respectively. The increases for the three and nine month periods were primarily due to increased unit sales of 38 GHz and of 23 GHz radio systems to new and existing customers. For the nine months ended September 30, 1996, six customers accounted for 73% of the Company's sales, and as of September 30, 1996, five customers accounted for a substantial majority of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1996.

Gross Profit.
------------

        For the three months ended September 30, 1996 and 1995, gross profit was approximately $11.1 million, or 42.2% of sales, and approximately $5.8 million, or 43.0% of sales, respectively. Gross profit for the nine months ended September 30, 1996 and 1995, was approximately $26.7 million, or 41.8% of sales, and approximately $11.2 million, or 42.4% of sales, respectively. The decrease in gross margin as a percent of sales is not considered to be significant.

Research and Development.
------------------------

         Research and development expenses totaled approximately $4.6 million for the three months ended September 30, 1996, compared to $3.0 million for the three months ended September 30, 1995. Research and development expenses totaled approximately $12.1 million for the nine months ended September 30, 1996, compared to $7.6 million for the nine months ended September 30, 1995.
The increase in absolute dollars in for both comparative periods was due primarily to increased staffing, and the acquisitions of Geritel S.p.A. ("Geritel") in the second quarter of 1996, and the acquisition of ACS during the third quarter of 1996. In addition, research and development expenses have been higher than anticipated due to earlier than expected project material charges for high capacity radio development.

         The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1996.

         As a percentage of sales, research and development expenses decreased from 22.3% during the three months ended September 30, 1995 to 17.5% during the three months ended September 30, 1996. For the nine months ended September 30, 1996, research and development expenses were 18.9% of revenues, a decrease from 28.9% for the nine months ended September 30, 1995. In both comparative periods, the decrease in research and development expenses as a percentage of sales was attributable to the significant increase in sales in 1996.

Selling and Marketing.
---------------------

         For the three months ended September 30, 1996 and 1995, selling and marketing expenses were $1.4 million and $752,000, respectively. The increase in selling and marketing expenses in the three months ended September 30, 1996, as compared to the corresponding period in 1995 was primarily due to increased headcount and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses were 5.6% during the three month period ended September 30, 1995 as compared to 5.2% in the corresponding period in 1996. This decrease was due primarily to a higher level of sales in the three months ended September 30, 1996 as compared to the corresponding period in 1995.

         Sales and marketing expenses for the nine months ended September 30, 1996 and 1995 were $3.7 million and $2.1 million, respectively. The increase in sales and marketing expenses in the nine months ended September 30, 1996, as compared to the corresponding period in 1995 was primarily due to increased headcount and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, sales and marketing expenses were 5.9% during the nine-month period ended September 30, 1996 as compared to 8.0% in the corresponding period in 1995. This decrease was due primarily to a higher level of sales in the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The Company expects that such expenses will continue to increase significantly in absolute dollars during the remainder of 1996.

General and Administrative.
--------------------------

         For three months ended September 30, 1996 and 1995, general and administrative expenses were $1.2 million and $496,000, respectively. This increase was principally due to increases in headcount and costs associated with the Company's acquisitions of Geritel and ACS. As a percentage of sales, general and administrative expenses were 4.4% in the three months ended September 30, 1996, as compared to 3.7% in the corresponding period in 1995. This increase in general and administrative expenses as a percentage of sales was due primarily to increases in staff in the three months ended September 30, 1996 as compared to the corresponding period in 1995.

         General and administrative expenses for the nine months ended
September 30, 1996 and 1995, were $2.9 million and $1.3 million, respectively. This increase was principally due to increases in headcount and other costs resulting from the Company's acquisitions of Geritel and ACS. As a percentage of sales, general and administrative expenses were 4.6% in the nine months ended September 30, 1996, as compared to 5.1% in the corresponding period in 1995. This decrease in general and administrative expenses as a percentage of sales was due primarily to a higher level of sales in the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The Company expects that such expenses will continue to increase significantly in absolute dollars during the remainder of 1996.

Interest and Other Income (Expense), Net.
----------------------------------------

        Interest and other expense, net, consists primarily of interest income generated from the investment of cash received from financing activities in 1996.

        For three months ended September 30, 1996, the Company generated net interest income of $392,000, or 1.5% of sales, as compared to $167,000 of net interest income, or 1.2% of sales, during the corresponding period in 1995. During the nine months ended September 30, 1996, the Company generated net interest income of $542,000, or 0.9% of sales, as compared to $307,000 of net interest income, or 1.2% of sales, during the corresponding period in 1995. The increase in net interest income as a percentage of sales was due to interest income generated from increased cash and cash equivalent balances in the three months ended September 30, 1996 as compared to the corresponding period in 1995. The Company anticipates that interest income will decrease during the remainder of 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company used $12.7 million for operating activities during the nine months ended September 30, 1996, as compared to $10.9 million during the corresponding period in 1995. This increase was due primarily to increases in accounts receivable, and inventory of $13.7 million and $10.9 million, respectively. These increases were the results of the significant increase in sales and inventory requirements for new products, as compared to the corresponding period in 1995. These increases were partially offset by net income of $7.9 million and depreciation of $2.9 million.

        The Company used net cash of $12.9 million for investment activities during the nine months ended September 30, 1996. These funds were primarily used for the acquisition of Geritel and for capital equipment purchases, consisting of tooling, test and computer equipment used in engineering and manufacturing, and office equipment.

        Financing activities for the nine months ended September 30, 1996 generated net cash of $54.3 million. On May 17, 1996, the Company completed a follow-on public offering (the "Offering") and raised net proceeds of $53.2 million. In addition, the Company used $1.3 million of cash to reduce notes payable.

        At September 30, 1996, the Company had working capital of approximately $87.3 million, including cash and cash equivalents of $36.4 million, $34.1 million of accounts receivable and $27.6 million of inventories, partially offset by current liabilities of $14.9 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable. The Company expects that its investments in accounts receivable and inventories will be significant and will continue to represent a significant portion of the Company's working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations.

        The Company's principal source of liquidity as of September 30, 1996 consists of approximately $36.4 million of cash and cash equivalents, and a $12 million line of credit that the company is in the process of renewing with Silicon Valley Bank, as of November 5, 1996.

        At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel and ACS, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any and funds available from the Company's bank line of credit will be adequate to fund its operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. In addition, the Company may require additional financing after such date to fund its operations. The Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has limited or no direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company recently formed a wholly-owned financing subsidiary for the purpose of offering leasing options to customers. If successful, this strategy may result in the formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.


FUTURE OPERATING RESULTS
------------------------

LIMITED OPERATING HISTORY

         The Company was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. As of September 30, 1996, the company had an accumulated deficit of $4.9 million. From October 1993 through the end of the third quarter of 1996, the Company generated sales of approximately $116.5 million, of which $106.6 million, or 92% of such amount, was generated in the year ended December 31, 1995 and the first three quarters of 1996. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1995 and the first three quarters of 1996, both the Company's sales and operating expenses (particularly research and development expenses primarily to support new product development) increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1995 or in the first three quarters of 1996 or that sales will not decline. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, although the Company achieved breakeven profitability for the first time in the quarter ended June 30, 1995, yearly profitability for the first time for the year ended December 31, 1995 and profitability for the first three quarters of 1996, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.


SIGNIFICANT CUSTOMER CONCENTRATION

         To date, approximately thirty-three customers have accounted for all of the Company's sales. In 1994, four customers accounted for 62% of the Company's sales. For 1995, five customers accounted for 89% of the Company's sales, and as of December 31, 1995, seven customers accounted for a substantial majority of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1995. During the first three quarters of 1996, six customers accounted for 73% of the Company's sales, and as of September 30, 1996, five customers accounted for a substantial majority of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1996. The Company anticipates that it will continue to sell its radio systems to a changing, but still relatively small, group of customers. Some of the Company's customers that are implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to, existing and new customers, to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may materially adversely affect the Company's business, financial condition and results of operations. For example, the company delayed shipments to Advanced Radio Telecom Corp. ("ART") during the third quarter due to concerns regarding such company's ability to finance its purchases at that time. As a result of ART's initial public offering of securities pursuant to a registration statement declared effective by the Securities and Exchange Commission on November 5, 1996, the Company has been paid by ART for open accounts receivable and has resumed shipments for the fourth quarter of 1996. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers.

SIGNIFICANT FLUCTUATIONS IN RESULTS OF OPERATIONS

          The Company has experienced and may in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements, among other factors. As a result, the Company's operating results for a particular period have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such order, and as a result, the Company's results of operations. Moreover, at least a majority of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1996 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. Furthermore, most of the Company's sales in recent quarters have been realized near the end of such quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers (one of which, SPC Electronics Corp., is located in Japan and has caused delays of its deliveries to the Company), or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

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

DEPENDENCE ON CONTRACT MANUFACTURERS; RELIANCE ON SOLE OR LIMITED SOURCES OF SUPPLY

          The Company's internal manufacturing capacity is very limited. The Company utilizes contract manufacturers such as Celeritek, GSS Array, Remec, Inc., Sanmina Corporation, SPC Electronics Corp. and Senior Systems Technology Inc. to produce its systems, components and subassemblies and expects to continue to rely increasingly on these and other manufacturers in the future. The Company also relies on outside vendors to manufacture certain other components and subassemblies. Certain necessary components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. In particular, Aethera, Inc., Celeritek, GSS Array, MilliWave, MIZAR, S.p.A. and Xilinx, Inc. each are sole or limited source suppliers for critical components used in the Company's radio systems. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers will be sufficient to fulfill the Company's orders. Failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results.

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


NO ASSURANCE OF SUCCESSFUL EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

          Recently, the Company has significantly increased the scale of its operations to support the increases in its sales levels that have occurred and to address critical infrastructure and other requirements. This increase has included the leasing of new space, the opening of branch offices in the United Kingdom, Germany, and Singapore, the acquisition of a majority interest in Geritel, the acquisition of the assets of ACS, significant investments in research and development to support product development, including the new products recently introduced, and the hiring of additional personnel, including in sales and marketing, manufacturing and operations and finance and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. See "-- Limited Operating History; History of Significant Losses." Expansion of the Company's operations has caused and is continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. In addition, the company must establish and improve a variety of system procedures and controls to more effectively coordinate its activity in its acquired companies in Italy and Florida. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

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


INTENSELY COMPETITIVE INDUSTRY

          The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media. The Company experiences intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and broader telecommunications product lines, including Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation -- Farinon Division and Nokia Telecommunications, most of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company also faces competition from startup companies. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. Certain of such customers and partners have access to the Company's technology or have been granted the right to use the technology for purposes of manufacturing under defined circumstances. The Company's future results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. Within the near future, the Company expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features that may or may not be comparable to the Company's products, which could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems or technologies obsolete or noncompetitive. The Company expects to continue to experience significant price competition that may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements and to reduce the costs of its systems. There can be no assurance that the Company will be able to compete successfully in the future.


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


NO ASSURANCE OF PRODUCT QUALITY, PERFORMANCE AND RELIABILITY

          The Company has limited experience in producing and manufacturing its systems and contracting for such manufacture. The Company's customers require very demanding specifications for quality, performance and reliability. There can be no assurance that problems will not occur in the future with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and product returns and discounts, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in order to maintain its ISO 9001 registration, the Company periodically must undergo a recertification assessment. Failure to maintain such registration could materially adversely affect the Company's business, financial condition and results of operations. The Company's United Kingdom branch office has been approved for ISO 9001 registration and other facilities will also be undergoing an ISO 9001 registration and there is no assurance that such registrations will be achieved.


ACQUISITIONS

          On April 30, 1996, the Company acquired at 51% interest in Geritel, a manufacturer of telecommunications equipment, with operations in Italy and France, and on August 23, 1996, the Company acquired substantially all of the assets and assumed certain enumerated liabilities of ACS, a manufacturer of telecommunications equipment, with operations in Florida and customers worldwide. See Note 4 of the Notes to Consolidated Condensed Financial Statements. There can be no assurance that either Geritel's or ACS' operations will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the Geritel and ACS acquisitions will be realized. The process of integrating Geritel's and ACS' business into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

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


FUTURE CAPITAL REQUIREMENTS

          The Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, requirements to maintain adequate manufacturing facilities and contract manufacturing agreements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. The Company believes that current and future available capital resources will be adequate to fund its operations for at least twelve months subsequent to September 30, 1996. There can be no assurance, however, that the Company will not require additional financing prior to such date. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.


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


VOLATILITY OF STOCK PRICE

          The Company's initial public offering was completed in March 1995, a secondary offering was completed in August 1995, and a third offering was completed in May 1996. The market price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have recently experienced historic highs in the market price of their common stock. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from its historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could materially adversely affect the market price of the Company's Common Stock.


POSSIBLE ADVERSE EFFECT ON MARKET PRICE FOR COMMON STOCK OF SHARES ELIGIBLE FOR FUTURE SALE AFTER THE OFFERING

          Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Shares of Common Stock sold in the initial public offering in March 1995 and secondary offerings in August 1995 and May 1996 and shares of unregistered stock, including those shares issued in connection with the acquisition of the assets of ACS, and option shares registered on the Company's registration statements covering employee compensation plans are also eligible for immediate sale in the public market at any time. Most of the other shares of the Company's Common Stock are not restricted and are freely tradeable in the public market. In addition, holders of most of such shares are entitled to certain rights with respect to the registration of such shares of Common Stock for sale to the public.

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


PART II.         OTHER INFORMATION
                 -----------------

ITEM 1. LEGAL PROCEEDINGS. The Company is not subject to any legal proceedings that, if adversely determined would cause a material adverse effect on the Company's financial condition, business or results of operations.

ITEM 2.   CHANGES IN SECURITIES.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.

          *2.2             Asset Purchase Agreement dated as of August 2, 1996 by and between the Company,
                           Atlantic Communications Sciences, Inc. and Edward C. Gerhardt, L. Roger Sanders,
                           Charles W. Richards, IV, Grover W. Brower, William M. Koos, Jr., Larry W. Koos,
                           Koos Technical Services, Inc., the Edward C. Gerhardt Trust, U/A dated June 22, 1988 and the L. Roger Sanders Revocable Trust, U/A dated June 18, 1991.

          2.2A             Asset Purchase Agreement revised as of August 23, 1996 by and between the Company,
                           Atlantic Communications Sciences, Inc. and Edward C. Gerhardt, L. Roger Sanders,
                           Charles W. Richards, IV, Grover W. Brower, William M. Koos, Jr., Larry W. Koos,
                           Koos Technical Services, Inc., the Edward C. Gerhardt Trust, U/A dated June 22, 1988 and the L. Roger Sanders Revocable Trust, U/A dated June 18, 1991.

          +10.15A          Commitment Letter dated August 1, 1995, by and between Silicon Valley Bank and the Company.

          ++10.15B         Commitment Letter dated October 20, 1995, by and between Silicon Valley Bank and the Company.

          +++10.15C        Loan Modification Agreement dated February 27, 1996 by and between Silicon Valley
                           Bank and the Company.

          10.15D           Accounts Receivable Purchase Agreement dated September 26, 1996 by and between the
                           Company and Silicon Valley Bank.

          27               Financial Data Schedule.

          (b)              Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1996.
_____________________________________

                   *       Previously filed as exhibit to the Company's Form 10-Q for the quarterly period ended
                           June 30, 1996 (File No. 0-25356).

                   +       Previously filed as exhibit to the Company's Registration Statement on Form S-1 dated
                           August 3, 1995, as amended (File No. 33-95392).

                   ++      Previously filed as exhibit to the Company's Form  10-Q for the quarterly period ended
                           September 30, 1995 (File No. 0-25356).

                   +++     Previously filed as exhibit to the Company's Form 10-Q for the quarterly period ended
                           June 30, 1996 (File No. 0-25356).

SIGNATURES
----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              P-COM, INC.
                             (Registrant)



Date:  November 14, 1996     By: /s/    George Roberts
                                 ---------------------------------------------

                                 George Roberts
                                 Chairman of the Board of Directors, President and Chief Executive Officer



Date:  November 14, 1996     By: /s/  Michael Sophie
                                 -----------------------------------------

                                 Michael Sophie
                                 Chief Financial Officer,
                                 Vice President Finance and
                                 Administration and Controller

                                 EXHIBIT INDEX

                                                                                                                Sequentially
Exhibit                                                                                                           Numbered
  No.                                                                                                               Page
-------                                                                                                         ------------
  *2.2             Asset Purchase Agreement dated as of August 2, 1996 by and between the Company,
                   Atlantic Communications Sciences, Inc. and Edward C. Gerhardt, L. Roger Sanders,
                   Charles W. Richards, IV, Grover W. Brower, William M. Koos, Jr., Larry W. Koos,
                   Koos Technical Services, Inc., the Edward C. Gerhardt Trust, U/A dated June 22, 1988 and the L. Roger Sanders Revocable Trust, U/A dated June 18, 1991.

  2.2A             Asset Purchase Agreement revised as of August 23, 1996 by and between the Company,
                   Atlantic Communications Sciences, Inc. and Edward C. Gerhardt, L. Roger Sanders,
                   Charles W. Richards, IV, Grover W. Brower, William M. Koos, Jr., Larry W. Koos,
                   Koos Technical Services, Inc., the Edward C. Gerhardt Trust, U/A dated June 22, 1988 and the L. Roger Sanders Revocable Trust, U/A dated June 18, 1991.

  +10.15A          Commitment Letter dated August 1, 1995, by and between Silicon Valley Bank and the Company.

  ++10.15B         Commitment Letter dated October 20, 1995, by and between Silicon Valley Bank and the Company.

  +++10.15C        Loan Modification Agreement dated February 27, 1996 by and between Silicon Valley
                   Bank and the Company.

  10.15D           Accounts Receivable Purchase Agreement dated September 26, 1996 by and between the
                   Company and Silicon Valley Bank.

  27               Financial Data Schedule.

  (b)              Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1996.
_______________________________

            *       Previously filed as exhibit to the Company's Form 10-Q for the quarterly period ended
                    June 30, 1996 (File No. 0-25356).

            +       Previously filed as an exhibit to the Company's Registration Statement on Form S-1 dated
                    August 3, 1995, as amended (File No. 33-95392).

            ++      Previously filed as exhibit to the Company's Form  10-Q for the quarterly period ended
                    September 30, 1995 (File No. 0-25356).

            +++     Previously filed as exhibit to the Company's Form 10-Q for the quarterly period ended
                    June 30, 1996 (File No. 0-25356).