Form 10-Q/A
period 1996-09-30
P-COM INC
filed 1996-11-15
CIK 935493

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
(Mark One)

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
                           (in thousands, unaudited)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                  1996                 1995
                                                --------            ---------
Cash flows from operating activities:
-------------------------------------
  Net income                                    $  7,891             $    380
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation                                  2,940                  711
     Amortization                                     65                  ---
     Change in minority interest                     591                  ---
     Non-cash charges                                ---                  284
     Changes (net of acquisition balances) in:
       Accounts receivable                       (13,652)             (10,896)
       Inventories                               (10,926)              (7,788)
       Prepaid expenses                             (319)                (243)
       Other assets                                  430                   (2)
       Accounts payable                             (510)               6,628
       Accrued employee benefits                       9                 (309)
       Other accrued liabilities                     735                  354
                                                --------             --------
         Net cash used in operating activities   (12,746)             (10,881)
                                                --------             --------
Cash flows from investing activities:
-------------------------------------
  Acquisition of property and equipment           (8,504)              (4,996)
  Cash paid for acquisition of Geritel
    S.p.A., net                                   (2,714)                 ---
                                                --------             --------
         Net cash used for investing activities  (11,218)              (4,996)
                                                --------             --------
Cash flows from financing activity:
-----------------------------------
  Payment of capital lease obligations               ---               (1,341)
  Payment of notes payable                        (1,269)              (2,610)
  Proceeds from stock issuances, net of expense   53,886               37,183
  Proceeds from sale leasebacks                      ---                  112
                                                --------             --------
         Net cash provided from financing
           activities                             52,617               33,344
                                                --------             --------

Effect of exchange rate changes on cash               80                  ---
Net increase in cash and cash equivalents         28,733               17,467
Cash and cash equivalents at the beginning of
   the period                                      7,655                1,294
                                                --------             --------
Cash and cash equivalents at the end of the
   period                                       $ 36,388             $ 18,761
                                                ========             ========
Supplemental disclosure of cash flow
------------------------------------
 information:
 -----------
  Cash paid for interest                        $     36             $     68
                                                ========             ========
Supplemental disclosure of non-cash financing
---------------------------------------------
 activities
 ----------
  Stock options issued for services             $    ---             $    284
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



                              P-COM, INC.
                             (Registrant)



Date:  November 15, 1996     By: /s/    George Roberts
                                 ---------------------------------------------

                                 George Roberts
                                 Chairman of the Board of Directors, President and Chief Executive Officer



Date:  November 15, 1996     By: /s/  Michael Sophie
                                 -----------------------------------------

                                 Michael Sophie
                                 Chief Financial Officer,
                                 Vice President Finance and
                                 Administration and Controller