Form 10-K
period 1996-12-31
P-COM INC
filed 1997-03-31
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K
(Mark One)
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended      December 31, 1996
                          ---------------------------
         OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                         to

                         Commission file number: 0-25356

                                   P-COM, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                        77-0289371
(State of Incorporation)                     (IRS Employer  Identification No.)

            3175 S. Winchester Boulevard, Campbell, California 95008
          (Address of principal executive offices, including zip code)
       Registrant's telephone number, including area code: (408) 866-3666

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
      None                                             None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $0.0001 par value.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 21, 1997, was approximately $511,959,763 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 21, 1997, approximately 19,885,650 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 19, 1997 are incorporated by reference into Part III.

                                     PART I
                                     ------
ITEM 1.  BUSINESS

         The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Operating Results" and elsewhere in this Annual Report on Form 10-K.

         P-COM, Inc. (referred to herein, together with its majority-owned and wholly-owned subsidiaries, as "P-COM" or the "Company") designs, manufactures and markets short-haul millimeter wave radio systems and spread spectrum microwave radio systems and services for use in the worldwide wireless telecommunications market. The Company's Tel-Link(R) systems are used as digital links in applications that include interconnecting base stations and mobile switching centers in microcellular and personal communications services ("PCN/PCS") networks and providing local telephone company ("telco") connectivity in the local loop. The integrated architecture and high software content of the Company's systems are designed to offer cost-effective, high-performance products with a high degree of flexibility and functionality.

         P-COM's Tel-Link(R) wireless radios utilize a common architecture for systems in multiple millimeter wave and spread spectrum microwave frequencies including 2.4 GHz, 5.7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 38 GHz and 50 GHz. The Company's systems are designed to be highly reliable, cost effective and simple to install and maintain. Software embedded in the Company's systems allows the user to easily configure and adjust system settings such as frequency, power and capacity with minimal manual tuning and mechanical adjustments. The Company also markets a full line of Windows-based software products that are complementary to its systems as sophisticated diagnostic, maintenance and system configuration tools.

         The Company's systems are sold internationally through strategic partners, system providers, Original Equipment Manufacturers ("OEMs") and distributors as well as directly to end-users, and domestically primarily through its direct sales force. The Company's customers include Advanced Radio Telecom Corp. ("ART"), Bosch Telecom GmbH, Grupo Iusacell S.A. de C.V., Lucent Technologies, Inc. (including the entities formerly known as AT&T Network Systems Deutschland GmbH and AT&T Network Systems Nederland BV), Mercury Communications Ltd., Mercury Personal Communications, Norweb plc, Orange Personal Communications Ltd., Pacific Bell Mobile Services, Itatel S.p.A. (formerly known as Siemens Telecommunicazioni, S.p.A.), Southwestern Bell Technology Resources, Inc., Ericsson, Ltd., Fujitsu Limited, Northern Telecom, Ltd. and WinStar Wireless, Inc. ("Winstar").

         P-COM received its initial ISO 9001 registration in December 1993, a standard established by the International Organization for Standardization that provides a methodology by which manufacturers can obtain quality certification. In accordance with ISO 9001 requirements, the Company's ISO 9001 registration was subsequently recertified. The Company also completed ISO 9001 registration for its United Kingdom sales and customer support facility and Geritel facility in Italy in 1996. The Company is in the process of ISO 9001 registration for its other facilities outside of the United States.

Background

         In recent years, there has been an increase in consumer demand for mobile high performance voice, data and facsimile communications. This trend, coupled with regulatory changes in the United States (including passage of the Telecommunications Reform Bill of 1996) and abroad and technological advances, has led to significant growth in the number of subscribers for existing wireless telecommunications systems and the emergence of new wireless applications.

         Cellular service has been one of the faster growing segments of the wireless telecommunications market. The United States Department of Commerce estimates that there were approximately 80 million cellular subscribers worldwide as of the end of 1995 as compared to approximately 52 million as of the end of 1994. Moreover, intensified competition among service providers is resulting in declining costs to end-users as well as new types of service offerings. In response to the increase in subscribers, existing cellular service providers in densely populated urban areas are expanding the capacity of their existing cellular systems by incorporating microcellular networks that divide cells into several smaller radius cells in order to maintain service quality and availability. At the same time, other telecommunications service providers are beginning to establish PCN/PCS networks to provide a broad range of wireless voice, data and facsimile communications services from remote locations using a single device. These PCN/PCS networks require the establishment of new, interconnected base stations. Internationally, PCN markets are currently being implemented, and in the United States, PCS licenses are currently being auctioned by the Federal Communications Commission.

         Recently, there has been a worldwide trend toward privatization of public telephone operators ("PTOs") and deregulation of local loop services. This has resulted in increased spending by existing PTOs and increased competition through the emergence of new companies providing telephone service. In addition, existing companies in other industries, such as public utilities and cable TV providers, are entering the telecommunications business. In Europe, this competition has been most intense in the local loop service market. While the long distance market in the United States has been most competitive due to the breakup of AT&T, the local loop market is experiencing accelerating competition resulting from increasing deregulation of this market (including passage of the Telecommunications Reform Bill of 1996). As companies enter this market, they must establish an infrastructure to deliver local telephone services. These local loop services can be more efficiently partitioned and distributed using numerous short distance connections. Utilization of wired networks for this purpose is limited by their fixed access points and high cost to install, upgrade and maintain. Wireless technology offers a solution that can in many cases be implemented faster and more cost-effectively than traditional wired approaches.

         Millimeter wave systems have been increasingly utilized for short-haul wireless connections. While long distance wireless connectivity must be implemented using low frequency systems, short-haul applications can be implemented using lower cost, higher frequency systems, as these applications do not require the longer transmission distances possible at lower frequencies. The lower end of the frequency spectrum, encompassing the traditional microwave frequency bands, requires the use of more expensive equipment and has become increasingly congested as compared to the millimeter wave frequency bands. Moreover, higher frequencies allow a greater number of channels to be allocated in the same percentage of spectrum compared to lower frequencies. The shorter transmission distances of higher frequencies also allow these frequencies to be reutilized beyond relatively small geographic areas such as those covered by existing cellular systems. Therefore, regulatory authorities responsible for the allocation of the radio wave spectrum are under increasing pressure to assign millimeter wave frequency bands to those applications that can effectively utilize this portion of the spectrum. For example, cellular, PCN/PCS and local loop service applications are being assigned millimeter wave frequency bands.

                                      LOGO

         Most conventional millimeter wave radio systems have been introduced by suppliers of microwave technology based on architectures that were originally designed and optimized for microwave frequency bands. These conventional systems often are expensive to install and configure, lack certain advanced features and do not readily support remote system management and maintenance. The Company believes that there is a significant market opportunity for short-haul communications solutions that are optimized for millimeter wave applications and offer high levels of functionality, ease of installation and a low cost of ownership.

The P-COM Solution

         The Company's Tel-Link(R) millimeter wave radio systems and proprietary software offer telecommunications service providers wireless connections for short-haul applications. The Company also utilizes both Frequency Shift Keying ("FSK") and spread spectrum modulation techniques in its products. These systems are designed to be highly reliable, cost-effective and simple to install and maintain, thus lowering the service provider's overall cost of ownership. The Company markets its systems to cellular and PCN/PCS service providers implementing microcellular networks and to companies offering local loop services. The diagram below illustrates the use of the Company's systems to connect base stations in a PCN/PCS application; the Company's systems are used in a similar manner in cellular networks. This diagram also shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service from a high capacity communications infrastructure.


                                      LOGO

     The Company believes its systems offer the following benefits:

     Commonality of Architecture. The Company's Tel-Link(R) systems employ a
     ---------------------------
design architecture that is optimized for operation at millimeter wave and spread spectrum microwave frequencies. In contrast to most conventional radio systems, the Company's systems across this frequency range are identical in architecture, functionality and features, except for the final stage of the system which determines the transmit and receive frequencies. This degree of commonality assists P-COM in providing a range of products to customers that operate systems in numerous millimeter wave and spread spectrum microwave bands. Currently, the Company is shipping 2.4 GHz, 5.7 GHz, 13 GHz, 15 GHz, 23 GHz, 38 GHz and 50 GHz systems, and has developed prototypes of a 7 GHz, 13 GHz, and 24/26 GHz systems. The common architecture employed in the Company's systems is designed to offer P-COM's customers lower overall cost of ownership and ease of system implementation through such benefits as reduced spare part inventories, common features and software across the family of systems, reduced training and easy integration into a network management system. The Tel-Link(R) systems employ a high level of circuit integration, with the concomitant advantages of fewer components and connections, less heat dissipation and reduced human involvement in production and testing.

     Ease of Installation. The Company's systems were designed to lower
     --------------------
installation costs by minimizing the time and effort involved in system implementation. The two primary assemblies of the systems, the outdoor unit ("ODU"), which is typically located on a tower or a rooftop, and the indoor unit ("IDU"), are connected with a single coaxial cable. Most conventional systems require multiple cable connections between the IDU and the ODU, are manually tuned and require numerous mechanical adjustments. The Company's systems are smaller and lighter than most conventional systems, and are software-configurable, requiring minimal manual tuning and mechanical adjustments during installation.

     High Level of Software Functionality. The Tel-Link(R) architecture is
     ------------------------------------
designed to provide the Company's customers with a high level of functionality to facilitate operation of the systems. The configuration of the Company's systems, including setting the system's power and frequency and upgrading its capacity, can be performed via the keypad located on the IDU. The Company also offers proprietary Windows-based software tools that permit a user to perform system configuration from a personal computer attached directly to the IDU or from any remote location accessed through a network management system. The capacity of the Company's systems can be upgraded through software, providing a greater degree of flexibility for customers. In contrast, conventional millimeter wave systems typically require mechanical adjustments and manual tuning on both the IDU and ODU, and their capacities cannot be upgraded using software.

     Cost-effective Maintenance. The ease of maintenance of the Tel-Link(R)
     --------------------------
systems is primarily due to the software embedded in the system and its software tools. The Company includes a significant amount of the system's circuitry in the IDU where system reliability is increased due to less demanding temperature extremes and maintenance is easier to perform. Most conventional systems contain more circuitry in the ODU, which exposes the circuitry to a wider temperature range. This may require that more maintenance take place in the ODU, which is typically more difficult to access. Use of the Company's proprietary maintenance software tools can be on-site at the IDU or from any remote location through a network management system. These tools allow the user to read the status of numerous radio parameters and to change settings and configurations if desired. Maintenance tools offered with the Tel-Link(R) systems include in-service performance monitoring and analysis, system alarm reporting and IDU and ODU temperature readings.

The P-COM Strategy

     The Company's goal is to become a leading supplier of high performance, radio systems operating in millimeter wave and spread spectrum microwave frequency bands. The following are the key elements of its strategy to achieve this objective:

     Focus on Millimeter Wave and Spread Spectrum Microwave Market. The Company
     -------------------------------------------------------------
designed its products specifically for the millimeter wave and spread spectrum microwave frequency band. The Company's core architecture is designed to optimize its systems for operation at millimeter wave and spread spectrum microwave frequencies. The Company currently ships 2.4 GHz, 5.7 GHz, 13 GHz,
15 GHz, 23 GHz, 38 GHz and 50 GHz systems, and has developed prototypes of a 7 GHz, 13 GHz, and 24/26 GHz systems. The Company is selling its systems primarily to cellular and PCN/PCS service providers implementing microcellular networks (Code Division Multiple Access (CDMA), Time Division Multiple Access
(TDMA) and Extended Time Division Multiple Access (E-TDMA)), PTO companies offering local loop services and service companies providing alternative access. The Company is developing systems which operate at additional millimeter wave and spread spectrum microwave frequencies.

     Expand Worldwide Presence. The Company is focused on expanding its presence
     -------------------------
internationally and further establishing its market position in the United States. To date, the market opportunities for the Company's systems have been greater abroad, as the markets for PCN/PCS and microcellular networks and local loop access have developed at a faster rate than in the United States. The Company intends to continue its international focus by meeting international telecommunications standards where appropriate and using strategic alliances to penetrate international markets. The Company has met the standards established by the European Telecommunications Standards Institute ("ETSI") and achieved regulatory approval for its 38 GHz systems in Australia, the Czech Republic, France, Germany, Greece, Hungary, Italy, Mexico, Spain, the United Kingdom and the United States. In addition, the Company has met ETSI standards and received regulatory approval for its 23 GHz systems in Australia, France, Germany, Hungary, Mexico, the United Kingdom and the United States. The process for additional regulatory approvals for these systems is underway in numerous other countries, including Belgium and Switzerland. The Company's management team consists of a group of highly-experienced telecommunications executives from Italy, the United Kingdom and the United States. The Company has established and staffed a sales and customer support facility in the United Kingdom that serves as a base for the European market, and a customer support facility in Germany. The Company acquired a 51% interest in Geritel S.p.A. in April 1996, which has operations in Italy and France and has recently acquired a 100% interest in Technosystem, S.p.A., which has operations in Italy and Poland.

     Build and Sustain Manufacturing Cost Advantage. The Company has designed
     ----------------------------------------------
its system architecture to reduce the number of components incorporated in each system and to permit the use of common components across the range of the Company's products. The Company believes this will assist in the reduction of its manufacturing costs by permitting volume component purchases and enabling a standardized manufacturing process. The Company utilizes contract manufacturers to service its volume requirements, reserving its internal manufacturing capabilities to produce initial quantities of new products prior to commencement of volume shipments and to respond to special customer requirements regarding specifications or delivery.

     Leverage and Maintain Software Leadership. The Company seeks to
     -----------------------------------------
differentiate its systems through the proprietary software embedded in the IDU and ODU and its Windows-based software tools. This software is designed to allow the Company to deliver to customers a high level of functionality in a system that can be easily configured by the user to meet particular needs. In addition, the embedded software enables the capacity of the Company's systems to be easily upgraded. Software tools are also offered to facilitate network management of the system. The Company intends to continue its focus on software development in order to support increasing levels of functionality and ease of configuration and use of the Company's systems.

     Position P-COM for Emerging Applications and Markets. The Company intends
     ----------------------------------------------------
to market its systems for applications other than microcellular, PCN/PCS and local loop services and to explore emerging geographic markets. Many growing businesses and local government organizations are choosing to install, maintain and manage their own telecommunications infrastructures and only interface with a PTO where a connection to the public network is required. As the voice, data and video traffic within an organization increases, this approach becomes more cost-effective than leasing these intracompany services from a PTO. The Company believes that additional markets may develop abroad, as the implementation of the communications infrastructure upgrades in emerging countries increasingly bypasses traditional wired networks and moves directly to a cost-effective wireless network.

     Acquisition of Companies with Complementary Products and Services. In
     -----------------------------------------------------------------
August 1996, the Company acquired Atlantic Communication Sciences, Inc. ("ACS"), a company with expertise in the development of spread spectrum radios. The Company believes that its acquisition of ACS and other companies with complementary products and services (such as those described below under "--Recent Developments") will allow the Company to rapidly expand the products and services that it offers to both its own customer base and to the customer bases of the acquired companies. The Company intends to continue its focus on the acquisition of entities with complementary products and services in order to capitalize on the various synergies that may exist between the Company and such entities.

Technology and Products

   The Company believes its approach to millimeter wave radio systems and spread spectrum microwave is significantly different from most conventional approaches. Through the use of its proprietary digital signal processing, frequency converter and antenna interface technology, and its proprietary software and custom application-specific integrated circuits, the Company offers a highly-integrated, feature-rich system. This integration is designed to result in reliability and cost advantages. The microprocessors and embedded software in both the IDU and ODU enclosures enable flexible customization to the user's specific telecommunications network requirements.

Millimeter Wave and Microwave Technology
----------------------------------------

     Wireless transmission of voice, data and video traffic has become a desirable alternative to wired solutions due to its advantages in the ease and cost of implementation and maintenance. Since high frequency transmissions are best suited for shorter distances, microwave radio frequencies are typically used for communications links of 15 to 50 miles and millimeter wave radio frequencies for transmissions of up to 15 miles. In addition, the cost of millimeter wave radio systems is generally less than that of microwave radio systems.

                                    [LOGO]


     Most conventional millimeter wave radio systems use technology that is very similar to microwave radio technology, except that a millimeter wave frequency source is used at the final stage instead of a lower frequency microwave source. When transmitting, the IDU, which is the radio system's interface to the end-user's equipment, sends an unmodulated digital transmit signal to the ODU. In the ODU, this signal directly modulates a transmit Gunn oscillator which has its final frequency controlled by a synthesizer. The signal, now at the desired millimeter wave frequency, is then routed to the antenna for transmission to the millimeter wave radio system at the receiving end. At the receiving end, the incoming signal is mixed in a receive converter with a receive millimeter wave frequency source, typically a Gunn oscillator which has its frequency controlled by a synthesizer. The signal is then routed through an intermediate frequency
(IF) converter, demodulated, and the resultant signal is then sent to the IDU where it is directed to the end-user's equipment. The spread spectrum products use Quadrature Phase Shift Keying ("QPSK") or Quadrature Amplitude Modulation ("QAM") in the IDU. This signal is upconverted into a microwave or millimeter wave frequency in the ODU. This signal is then routed to the antenna to be broadcast. The receiving antenna captures the signal power and routes it to the ODU. The ODU down converts the signal to be demodulated in the IDU.

     P-COM believes that its millimeter wave technology is currently significantly different from that contained in most conventional systems. When transmitting, the Company's IDU sends an already-modulated, IF transmit signal to the ODU where it is received by the IF processor, routed to the transmit converter and mixed with a synthesized frequency source. This signal is then amplified and passed through to the Company's proprietary frequency converter to establish the appropriate millimeter wave frequency. The signal is then routed to the antenna for transmission to the millimeter wave radio system at the receiving end. At the receiving end, the incoming signal is routed to the frequency converter and mixed in the downconverter with the same frequency source that was used when transmitting. The signal is passed through the same IF processor to the IDU where it is demodulated and sent to the end-user's equipment.


     P-COM's architecture is designed to achieve reliability, cost, installation and maintenance benefits over conventional approaches. First, the Company incorporates the modulator and demodulator into the IDU rather than leaving these functions to be performed in the ODU. The Company believes this results in improved reliability over conventional approaches where the modulator/demodulator circuits are subject to more demanding environmental extremes. This also reduces required maintenance of the ODU, which is typically more difficult to access. Second, the Company employs a common architecture in the ODU for all stages of the system other than the frequency converter used to establish the millimeter wave frequency at which the system operates. In contrast, conventional millimeter wave systems often use different designs for several components of the ODU for each different frequency band. Third, the final transmit and receive frequencies are electronically tuneable either from the IDU or from a remote location using a network management system. In contrast, most conventional approaches employ a Gunn oscillator to generate the transmit millimeter wave frequency source and a second Gunn oscillator to receive the millimeter wave transmission from the remote end. These devices must be manually tuned and adjusted to achieve proper operation. The Gunn oscillator technology that is typically used in conventional approaches is inherently less reliable than P-COM's proprietary frequency converter technology. Finally, in P-COM's systems, the IDU and ODU are connected with a single coaxial cable, in contrast to many conventional systems that require multiple cable connections.

P-COM System Architecture
-------------------------

     The Company's millimeter wave and spread spectrum microwave radios comprise three primary assemblies: the IDU, the ODU and the antenna. The IDU houses the digital signal processing and the modem functions, and interfaces to the ODU via a single coaxial cable. The ODU, a radio frequency (RF) enclosure, establishes the specific transmit and receive frequencies and houses the proprietary P-COM frequency converter. The antenna interfaces directly to the ODU via a proprietary P-COM waveguide transition technology. The following diagram illustrates a P-COM radio system:


                                    [LOGO]

     Indoor Unit (IDU) and Software. The IDU is the interface to the user's
     ------------------------------
network. It is an indoor mounted assembly that contains baseband electronics, including the functions of line interface, digital signal processing, modulation/demodulation and intermediate frequency generation. The IDU also includes the alarm and diagnostic, service channel and telecommunications network management interfaces. Finally, the IDU contains the capability to set the system capacity, frequency synthesizer and power output of the radio; no access to the ODU is required.

     The configuration of the Company's systems, including the setting of the system's power, frequency and capacity, is performed via the keypad located on the IDU. The Company also offers proprietary Windows-based software tools that permit a user to perform system configuration from a personal computer attached directly to the IDU or from any remote location accessed through a network management system. In contrast, conventional millimeter wave systems typically require mechanical adjustments and manual tuning, which involves sending maintenance personnel to the radio location. The software embedded in the Company's systems also allows the easy upgrade of system capacity; minimal hardware changes are required.

     Outdoor Unit (ODU). The ODU consists of a lightweight, compact, integrated
     ------------------
RF electronics enclosure which attaches to an antenna. The RF enclosure contains the electronics that convert and amplify the modulated signal received from the IDU. Typically, the ODU is installed outdoors on a tower or rooftop. The RF enclosure is connected to the antenna with the Company's proprietary waveguide transition that requires no alignment, tools or special techniques. It is secured to the antenna with quick release clips that typically allow an installer to replace the complete unit in less than five minutes. In addition, since the antenna mount is independent of the RF enclosure, replacement of the RF enclosure requires no realignment of the antenna.

     IDU-ODU Interconnection. The single coaxial cable connecting the Company's
     -----------------------
IDU and ODU carries transmit and receive signals as well as DC power. This cable can reach up to 1,000 feet without requiring additional amplification or a setting for a specific length. No specific matching is required between the ODU and IDU: any IDU within a particular capacity range (1, 2 or 4 lines; 8 or 16 lines) will operate to full specification with any ODU within that capacity range, irrespective of the frequency band in which the ODU operates. Many conventional systems require multiple cable connections, distance-specific settings and specific matching between the IDU and the ODU.

Products
--------

     The Company's products are based on a common system architecture and are designed to carry various combinations of voice, data and video traffic and to be easily configurable based on the needs of its customers. The Tel-Link(R) systems operate at both E1 and T1/T3 data rates, as well as lower data rates. E1 is an international standard data rate operating at 2.048 megabits per second that carries 30 duplex voice circuits and T1 is a U.S. standard data rate operating at 1.544 megabits per second that carries 24 duplex voice circuits. T3 is a U.S. standard data rate operating at 44.736 megabits per second that carries 672 duplex voice circuits. The Company is also developing prototypes for Tel-Link(R) systems that operate at E3 data rates. E3 is an international standard data rate operating at 34.368 megabits per second that carries 480 duplex voice circuits. Typical transmission distances for the Company's systems range from one to fifty miles, depending on the specific frequency at which the system operates, antenna size and local climate conditions.

     All of the Company's systems currently being shipped are designed to operate in millimeter wave and spread spectrum microwave frequency bands. The Company's systems have been shipped for network use or use in system trials in Australia, Belgium, Bulgaria, Canada, Chile, China, Columbia, the Czech Republic, England, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Saudi Arabia, Scotland, South Africa, Spain, Switzerland, Taiwan Thailand, Turkey, the United States and Venezuela. The following table provides certain information about the 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz systems currently being marketed by the Company, the list price range of such systems, their transmission distances, the number of lines each system is designed to offer and the maximum number of voice channels each system is designed to support. List prices for each system are single quantity prices for one radio link consisting of two radios. The Company typically offers substantial volume price discounts. The higher end of the list prices represent prices for higher capacity radios. Most of these configurations are currently being shipped to customers.


--------------------------------------------------------------------------------------------------------------------------

      Frequency                     Standard                Number of Lines           Number of Voice Channels
--------------------------------------------------------------------------------------------------------------------------
  2.4 GHz Systems                      E1                     1, 2, 3                         30, 60, 90
      Distance: Up to 50 miles         T1                     1,2, 3, 4                       24, 48, 72, 96
      (Spread Spectrum)                Data                   1                               56Kbps->2.0Mbps
      List Price:
      $16,000-$40,000
--------------------------------------------------------------------------------------------------------------------------
  5.7 GHz Systems                      E1*                    1, 2, 3                         30, 60, 90
      Distance: Up to 30 miles         T1*                    1,2, 3, 4                       24, 48, 72, 96
      (Spread Spectrum)                Data*                  1                               56Kbps->2.0Mbps
      List Price:
      $20,000-$50,000
--------------------------------------------------------------------------------------------------------------------------
  7 GHz Systems                        E1                     1, 2, 4, 8, 16                  30, 60, 120, 240, 480
     Distance: Up to 35 miles          E3*                    1                               480
     List Price:                       T1+                    1, 4, 8, 16                     24, 96, 192, 384
     $32,000-$94,000                   T3+                    1                               672
                                       Data++                 Various Data Rates              N/A
--------------------------------------------------------------------------------------------------------------------------
  13/15 GHz Systems                    E1                     1, 2, 4, 8, 16                  30, 60, 120, 240, 480
     Distance: Up to 15 miles          E3*                    1                               480
     List Price:                       T1+                    1, 4, 8, 16                     24, 96, 192, 384
     $30,000-$93,000                   T3+                    1                               672
                                       Data++                 Various Data Rates              N/A
--------------------------------------------------------------------------------------------------------------------------
  18/23/26 GHz Systems                 E1                     1, 2, 4, 8, 16                  30, 60, 120, 240, 480
   Distance: Up to 10 miles            E3*                    1                               480
   List Price:                         T1                     1, 4, 8, 16                     24, 96, 192, 384
   $27,000-$82,000                     T3                     1                               672
                                       Data++                 Various Data Rates              N/A
--------------------------------------------------------------------------------------------------------------------------
  38 GHz Systems                       E1                     1, 2, 4, 8, 16                  30, 60, 120, 240, 480
   Distance: Up to 6 miles             E3*                    1                               480
   List Price:                         T1                     1, 4, 8, 16                     24, 96, 192, 384
   $24,000-$73,000                     T3                     1                               672
                                       Data                   Various Data Rates              N/A
--------------------------------------------------------------------------------------------------------------------------
  50 GHz Systems                       E1                     1, 2, 4, 8*, 16*                30, 60, 120, 240, 480
   Distance: Up to 3 miles             Data++                 Various Data Rates              N/A
   List Price:
   $30,000-$75,000
--------------------------------------------------------------------------------------------------------------------------

 *  Not currently available for shipment; prototypes under development.
 + Not currently available for shipment; prototypes to be developed based on customer demand, if any.
++  Currently available for shipment; no orders yet received.

Sales and Marketing

     The Company's sales and marketing efforts are headquartered in the Company's executive offices in Campbell, California. The Company has established and staffed a sales and customer support facility in the United Kingdom that serves as a base for the European market. Internationally, the Company uses a variety of sales channels, including system providers, OEMs, dealers and local agents, as well as selling directly to its customers. The Company has sales offices or personnel located in England, France, Germany, Italy and Mexico, and has worldwide OEM agreements with Lucent Technologies, Fujitsu and Itatel. In addition, the Company has established agent relationships in numerous other countries in the Asia/Pacific region and in South America and Europe. In the United States, the Company utilizes both direct sales and OEM channels.

     The Company's current sales process is a typically lengthy one that commences with the solicitation of bids by prospective customers. If the Company is selected to proceed further, the Company may provide systems for incorporation into system trials or may proceed directly to contract negotiations. If system trials are required and successfully completed, the Company then negotiates a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed. The Company anticipates that it will increasingly rely upon OEMs and system providers during the sales process, and will therefore have less direct contact during this process with end-users.

     The Company believes that due to the complexity of millimeter wave radio systems, a high level of technical sophistication is required on the part of the Company's sales and marketing personnel. In addition, the Company believes that customer service is fundamental to its success and potential for follow-on business. New customers are provided engineering assistance for installation of the first units as well as varying degrees of field training depending upon the customer's technical aptitude. All customers are provided telephone support via a 24-hour customer service help desk. The Company's customer service efforts are supplemented by its system providers.

     The Company believes that it must continue to expand its sales and marketing organization worldwide. Any significant sales growth will be dependent in part upon the Company's expansion of its marketing, sales and customer support capabilities, which will require significant expenditures to build the necessary infrastructure.

Customers

     The Company's customers currently are grouped within two general categories: end-users, which incorporate the Company's systems into networks to deliver communications services directly to consumers; and system providers, which incorporate P-COM systems into networks to be sold to end-users, that in turn provide communications services directly to consumers. Certain customers may act as both end-users and system providers depending on the circumstances.

End-users
---------

     These users include regulated and non-regulated providers of wireless voice, data and video services to corporate and individual customers. Current and potential applications include cellular and PCN/PCS networks (CDMA, TDMA and E-TDMA), PTO/local loop service, network interconnections and access to long distance networks. For cellular and PCN/PCS applications, users of P-COM's systems in a single cellular service area may include multiple PCN/PCS providers, wireline cellular service operators, non-wireline cellular service operators and alternate service providers.

System Providers
----------------

     These customers provide engineering and installation services for their customers, which consist of cellular service providers, private corporations, utilities and local government entities. Current and potential applications include supervisory control systems for water, electric and gas companies, local area networks for private corporations and educational institutions, and voice/data/video networks for government users (police, fire, safety). These in-country system providers accomplish the network design and provide the field effort necessary to install, commission and maintain the Company's millimeter wave and spread spectrum microwave systems. System providers are also extensively used by PTOs and cellular and PCN companies in Eastern Europe, Russia, China and other developing countries.

     During fiscal 1996, the Company shipped its millimeter wave systems primarily to the following end-users and system providers:

    End-users                                  System Providers
--------------------                    ----------------------------------------
Advanced Radio Telecom Corp.            Bosch Telecom GmbH
Grupo Iusacell S.A. de C.V.             Itatel S.p.A. (formerly known as Siemens
Mercury Communications Ltd.             Telecommunicazioni S.p.A.)
Mercury Personal Communications         Ericsson, Ltd.
Orange Personal Communications Ltd.     Northern Telecom, Ltd.
WinStar Wireless, Inc.                  Lucent Technologies


     For the year ended December 31, 1996, approximately thirty-two customers accounted for substantially all of the Company's sales, and six customers, each of which individually accounted for over 10% of the Company's 1996 sales, accounted for over 79% of the Company's sales. Sales to Bosch Telecom GmbH, Ericsson Limited, ART, WinStar, Orange Personal Communications Ltd., and Itatel accounted for approximately 14%, 14%, 14%, 14%, 13% and 10% of the Company's sales, respectively, in 1996. Sales to AT&T, Orange Personal Communications Ltd., Itatel and WinStar accounted for approximately 24%, 22%, 12% and 22% of the Company's sales, respectively, in 1995. Sales to Grupo Iusacell S.A. de C.V., Orange Personal Communications Ltd., Mercury Communications Ltd., and Elettronica Industriale S.p.A. accounted for approximately 24%, 15%, 12% and 11% of the Company's sales, respectively, in 1994. As of December 31, 1996, seven customers accounted for over 95% of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1996. The Company anticipates that, at least for the near term, it will continue to sell its radio systems to a changing, but still relatively small, group of customers. Some companies implementing new networks (e.g., ART and Winstar which accounted for a significant portion of the Company's backlog as of December 31, 1996) are at early stages of development and may require additional capital to implement fully their planned networks. The Company's ability to achieve or increase its sales in the future will depend in significant part upon its ability to obtain and fulfill orders from existing and new customers and maintain relationships with and provide support to existing and new customers, its ability to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain and support existing customers or to attract new customers.

     The Company's backlog was approximately $53.8 million as of December 31, 1996, as compared to approximately $42.4 million as of December 31, 1995. The change is primarily due to increased domestic orders from two customers. The Company includes in backlog only those firm customer commitments to be shipped within the following twelve months. Most of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1996 can be canceled since orders are often made substantially in advance of shipment, and some of the Company's contracts provide that orders may be canceled with limited or no penalties up to a specified period (generally 60 to 90 days) before shipment, and in some cases at any time. Therefore, backlog is not necessarily indicative of future sales for any particular period.

Manufacturing

     The Company's manufacturing objective is to produce systems that conform to P-COM's specifications at the lowest possible manufacturing cost. The Company has designed its system architecture to reduce the number of components incorporated in each system and to permit the use of common components across the range of the Company's products. P-COM believes this will assist in the reduction of its manufacturing costs, permitting volume component purchases and enabling a standardized manufacturing process. Where appropriate, the Company has developed component designs internally to seek to obtain higher performance from its systems at a lower cost. The Company is engaged in an effort to increase the standardization of its manufacturing process in order to permit it to more fully utilize contract manufacturers.

     As part of its program to reduce the cost of its radio systems and to support an increase in the volume of orders, the Company first began to utilize contract manufacturers to produce its systems, components and subassemblies in the fourth quarter of 1994, and expects to rely increasingly on such manufacturers in the future. Currently, these contract manufacturers are Remec, Inc., Sanmina Corporation, SPC Electronics Corp., Senior Systems Technology, Inc., GSS Array Technology and Celeritek, Inc.

     The Company also relies on outside vendors to manufacture certain components and subassemblies used in the production of the Company's radio systems. Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. In particular, Eltel Engineering S.R.L. and Associates, Milliwave, Scientific Atlanta, and Xilinx, Inc. each are sole source suppliers for critical components used in the Company's radio systems. The Company intends to reserve its internal manufacturing capacity for new products and products manufactured in accordance with a customer's custom specifications or expedited delivery schedule. Therefore, the Company's internal manufacturing capability for standard products is very limited, and the Company intends to rely on contract manufacturers for high volume manufacturing. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers will be sufficient to fulfill the Company's orders. Failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results.

     The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers and the Company's increasing reliance on subcontractors involves several risks, including a potential inability to obtain an adequate supply of finished radio systems and required components and subassemblies, and reduced control over the price, timely delivery, reliability and quality of finished radio systems, components and subassemblies. The Company does not have long-term supply agreements with several of its manufacturers or suppliers. In addition, the Company has from time to time experienced and may in the future continue to experience delays in the delivery of and quality problems with radio systems and certain components and subassemblies from vendors. Manufacture of the Company's radio systems and certain of these components and subassemblies is an extremely complex process, and there can be no assurance that delays caused by contract manufacturers and suppliers will not occur in the future. Certain of the Company's suppliers have relatively limited financial and other resources. Although the Company intends to qualify alternative sources and has the ability to manufacture its finished radio systems in limited quantities and certain of such components internally, any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, or to manufacture its finished radio systems or such components and subassemblies internally could delay the Company's ability to ship its systems. Any such delay could damage relationships with current or prospective customers and could therefore have a material adverse effect on the Company's business, financial condition and operating results.

Competition

     The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company experiences intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and broader telecommunications product lines, including Digital Microwave Corporation, California Microwave, Inc., Alcatel Network Systems, Philips T.R.T., Adtran, Inc., Western Multiplex Corporation, Cylink Corporation, Larus Corporation, Ericsson Limited, Harris Corporation -- Farinon Division and Nokia Telecommunications, most of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The

Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's future results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. There can be no assurance that the Company will be able to compete effectively with respect to such elements. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or intense price competition, or make the Company's systems or technologies obsolete or noncompetitive. The Company expects to continue to experience significant price competition that may materially adversely affect its gross margins and its results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems, the Company will face competition from vendors employing other technologies that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

Government Regulation

     Radio communications are subject to extensive regulation by the United States and foreign laws and international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. In order for the Company to operate in a foreign jurisdiction, it must obtain regulatory approval for its systems and comply with such regulations. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless communication products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company and its customers, which in turn may have a material adverse effect on the sale of systems by the Company to such customers. The failure to comply with current or future regulations could result in suspension or cessation of operations. Such regulations could require the Company to change the features of its radio systems and incur substantial costs to comply with such time-consuming regulations. In addition, the Company is also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, the Company could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services. These delays could have a material adverse effect on the Company's business, financial condition and results of operations.

     The regulatory environment in which the Company operates is subject to change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting development efforts by the Company's customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on the Company's business and results of operations. The Company might deem it necessary or advisable to modify its systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming.

Research and Development

     The Company has a continuing research and development program in order to enhance its existing systems and related software tools and to introduce new systems. The Company invested approximately $17.5 million, $10.6 million and $6.9 million in 1996, 1995 and 1994, respectively, in research and development efforts and expects to continue to invest significant resources in research and development, including new product development and acquisition.

     The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to develop successfully, introduce and sell new systems and enhancements and related software tools on a timely and cost-effective basis that respond to changing customer requirements. The Company has experienced and may continue to experience delays from time to time in completing development and introduction of new systems, enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new systems, enhancements or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

     The Company believes that any success of its business will depend more on the technical competence, creativity and marketing abilities of its employees than on patents, trademarks and other intellectual property rights. Nevertheless, the Company has a policy of seeking patents when appropriate on inventions resulting from its ongoing research and development and manufacturing activities. The Company currently holds one U.S. patent and has three patent applications on file at the U.S. Patent and Trademark Office. The Company's patent expires in 2010.

     The Company attempts to protect its intellectual property rights through patents, trademarks, trade secrets and other measures. The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

     Litigation may be necessary to enforce the Company's patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement or invalidity claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

Employees

     As of December 31, 1996, the Company had a total of 251 employees, including 83 in operations, 80 in research and development, 41 in sales and marketing, 18 in quality assurance and 29 in administration. The Company believes its future results of operations will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES.


------------------------- -------------------------- ------------------------ ------------------------

Location of Leased             Functions              Square Footage                Date
    Facility                                                                   Lease Expires
------------------------- -------------------------- ------------------------ ------------------------
HEADQUARTERS                   Administration                61,000                November 2005
                           Sales/Customer Support
Campbell, CA                     Engineering
USA                             Manufacturing

------------------------- -------------------------- ------------------------ ------------------------

Campbell, CA                      Warehouse                   5,000                  July 1997

------------------------- -------------------------- ------------------------ ------------------------

Ridditch, England          Sales/Customer Support             5,000                  June 2005

------------------------- -------------------------- ------------------------ ------------------------

Ridditch, England           Research/Development              3,000              December 30, 1999

------------------------- -------------------------- ------------------------ ------------------------

Ridditch, England                 Warehouse                   6,800               September 1997

------------------------- -------------------------- ------------------------ ------------------------
                                                                                   December 1997
Frankfurt, Germany                Warehouse                   1,000            (may be canceled with
                                                                                a six month advance
                                                                                      notice)
------------------------- -------------------------- ------------------------ ------------------------

Melbourne, Florida          Research/Development              5,000                November 2001

------------------------- -------------------------- ------------------------ ------------------------

     Geritel owns and maintains its corporate headquarters in Tortona, Italy. This facility is approximately 36,000 square feet and contains design, test, manufacturing, mechanical and warehouse functions. Geritel also maintains a sales and sales support facility in France. The French sales and sales support facility is approximately 950 square feet.

     The Company's facilities are fully utilized. The Company believes that these facilities are adequate to meet its current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not subject to any legal proceedings that, if adversely determined, would cause a material adverse effect on the Company's financial condition, business or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages as of March 22, 1997, and their positions are as follows:


     Name                                               Age      Position
     George P. Roberts............................       64      Chairman of the Board and Chief
                                                                  Executive Officer
     Pier Antoniucci..............................       55      Chief Operating Officer and President
     Michael Sophie...............................       39      Chief Financial Officer, Vice
                                                                  President, Finance and Administration
     John Wood....................................       41      Senior Vice President, Engineering
     Kenneth E. Bean, II..........................       40      Vice President, Operations

Background

     The principal occupations of each executive officer of the Company for at least the last five years are as follows:

     Mr. Roberts is a founder of the Company and has served as Chief Executive Officer and Director since October 1991. From October 1991 to December 1996, Mr. Roberts served as President of the Company. Since September 1993, he has also served as Chairman of the Board of Directors. From May 1989 to August 1991, Mr. Roberts was Chief Operating Officer for Digital Microwave Corporation, a wireless communications company. From October 1984 to May 1989, Mr. Roberts was President of American Satellite Company, a wholly owned subsidiary of Contel, an independent telecommunications company. Mr. Roberts holds a B.S. in Electrical Engineering from the University of Arizona and has completed graduate business studies at the University of Arizona and the University of California -- Los Angeles.

     Mr. Antoniucci was appointed President of the Company in January 1997. Mr. Antoniucci was also appointed and has served as Chief Operating Officer since July 1996. From July 1995 to June 1996, Mr. Antoniucci served as Executive Vice President of the Company. From December 1992 to June 1995, Mr. Antoniucci served as Senior Vice President, Marketing and Sales of the Company. From September 1992 to November 1992, Mr. Antoniucci was Vice President, Purchasing for Alcatel-Telettra, a manufacturer of telecommunications products. From July 1986 to August 1992, Mr. Antoniucci was President of Granger-Telettra J.V., a provider of digital microwave systems located in the United States that resulted from the acquisition of Granger by Telettra. From October 1972 to June 1986, Mr. Antoniucci served in various management positions at Telettra, including Vice President of the E.F.I. Business Unit, Vice President of the Telecom Infrastructure Business Unit and Project Manager at Telettra/Ford Aerospace. Telettra was an Italian manufacturer of telecommunications products that was subsequently acquired by Alcatel Network Systems. Mr. Antoniucci holds a doctorate in Electrical Engineering from Bologna University in Bologna, Italy.

     Mr. Sophie was appointed Chief Financial Officer of the Company in April 1996 and has served as Vice President, Finance and Administration of the Company since September 1993. Mr. Sophie also served as Controller from September 1993 through December 1996. From December 1989 to August 1993, Mr. Sophie was Vice President, Finance and Administration of the Loral Fairchild Imaging Sensors Division, a manufacturer of CCDs and cameras. From December 1982 to December 1989, Mr. Sophie served in various financial positions at Avantek, a telecommunications company, including Division Controller and Group Controller. Prior to December 1982, Mr. Sophie held various financial positions for IBM and Fairchild Semiconductor and Signetics, two semiconductor manufacturers. Mr. Sophie holds an MBA from the University of Santa Clara and a B.S. in Business Administration from California State University, Chico.

     Mr. Wood was appointed Senior Vice President of Engineering of the Company in January 1997. From April 1993 to January 1997, Mr. Wood served as Vice President, Engineering for the Company. From August 1992 to March 1993, Mr. Wood served as Director of Systems Engineering for the Company. From June 1990 to July 1992, Mr. Wood was Manager of Transmission Engineering for Mercury Personal Communications, a British telecommunications company. From September 1976 to May 1990, Mr. Wood held various technical and management positions at Marconi Communications, a British telecommunications equipment manufacturing company. Mr. Wood holds a B.Sc. in Physics and Electronics from Manchester University in Manchester, England.

     Mr. Bean was appointed Vice President of Operations in January 1997. From August 1995 to January 1997, Mr. Bean served as Vice President, Manufacturing of the Company. From September 1992 to June 1995, Mr. Bean was Director of Quality Assurance of the Company. From June 1989 to March 1992, Mr. Bean was a Senior Quality Field Engineer at TRW Space and Defense, a provider of satellite communications equipment. From January 1989 to June 1989, Mr. Bean was a Senior Quality Engineer at Eaton, a manufacturer of microwave components for various telecommunications applications, and from October 1987 to January 1989, Mr. Bean was a Quality Manager at Gamma Microwave, a wireless component manufacturer. Mr. Bean holds a B.A. in Industrial Arts with a minor in Business from San Jose State University.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol PCMS. The following table sets forth the range of high and low closing sale prices, as reported on the Nasdaq National Market for each quarter since the consummation of the Company's initial public offering on March 3, 1995. At March 21, 1996, the Company had approximately 175 holders of record of its Common Stock and approximately 19,885,650 shares outstanding.

                                                                         Price Range of
                                                                         Common Stock(1)
                                                                        ---------------
                                                                       High         Low
                                                                       ----         ---
    Year Ending December 31, 1995
       First Quarter (from March 3, 1995).............................$12.50       $9.38
       Second Quarter..................................................10.88        8.63
       Third Quarter...................................................22.63        9.25
       Fourth Quarter..................................................21.57       16.00

    Year Ending December 31, 1996
       First Quarter..................................................$20.13      $14.00
       Second Quarter..................................................36.00       19.50
       Third Quarter...................................................35.88       18.88
       Fourth Quarter..................................................33.75       20.31

     --------------------
     (1) The price per share of Common Stock has been adjusted to reflect a 2-for-1 stock split effected through a 100% stock dividend paid by the Company on October 27, 1995.

     To date, the Company has not paid any cash dividends on shares of its Common Stock. The Company currently anticipates that it will retain any available funds for use in the operation of its business, and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of the Company's line of credit agreement prohibit the Company from paying any dividends without the prior approval of the bank.

ITEM 6. SELECTED FINANCIAL DATA.


                                                            Year Ended December 31,
                                            1996         1995        1994        1993       1992
                                            ----         ----        ----        ----       ----
                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales ..................................   $ 97,515   $ 42,805   $  9,238    $    738    $     --
Cost of sales ..........................     56,274     24,573      5,509         730          --
                                           --------   --------   --------    --------    --------
Gross profit ...........................     41,241     18,232      3,729           8          --
                                           --------   --------   --------    --------    --------
Operating expenses:
     Research and development ..........     17,477     10,645      6,872       4,782       1,782
     Selling and marketing .............      5,529      3,321      1,947         906         192
     General and administrative ........      4,344      1,856      1,483         718         425
                                           --------   --------   --------    --------    --------
       Total operating expenses ........     27,350     15,822     10,302       6,406       2,399
                                           --------   --------   --------    --------    --------
Income (loss) from operations ..........     13,891      2,410     (6,573)     (6,398)     (2,399)
Interest and other income (expense), net      1,239        313       (107)         12          84
                                           --------   --------   --------    --------    --------
Income (loss) before income taxes ......     15,130      2,723     (6,680)     (6,386)     (2,315)
Provision for income taxes .............      1,062        138         --          --          --
                                           --------   --------   --------    --------    --------
Net income (loss) ......................   $ 14,068   $  2,585   $ (6,680)   $ (6,386)   $ (2,315)
                                           ========   ========   ========    ========    ========
Net income (loss) per share (1) ........   $   0.74   $   0.16   $  (0.59)
                                           ========   ========   ========
Weighted average common and
   common equivalent shares (1).........     19,092     16,246     11,376
                                            ========   ========   ========    ========    ========



                                                               December 31,
                                             1996         1995        1994        1993        1992
                                             ----         ----        ----        ----        ----
                                                              (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents .............   $ 41,857   $  7,655    $  1,294    $  3,560    $  1,010
Working capital .......................     91,335     34,334         756       2,878       1,708
Total assets ..........................    140,243     54,020       9,485       5,535       2,568
Long-term debt ........................         --         --       3,353         559         174
Retained earnings (accumulated deficit)      1,131    (12,937)    (15,522)     (8,842)     (2,456)
Stockholders' equity ..................    112,190     41,750       1,694       3,358       2,049

--------------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts. Net loss per share for the years ended December 31, 1993 and 1992 is not considered meaningful and is not presented herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "--Certain Factors Affecting Operating Results" contained in this Item 7 and elsewhere in this Form 10-K.

Results of Operations

Overview

         The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. The Company was in the development stage until October 1993 when it began commercial shipments of its first product, a 38 GHz radio system and related software tools. In September 1994, the Company began commercial shipments of its second product, a 50 GHz radio system and related software tools. In January 1995, the Company began commercial shipments of a 23 GHz radio system and related software tools. In June 1996, the Company began commercial shipments of a 15 GHz radio system and related software tools. In September 1996, the Company began commercial shipments of 2.4 GHz and 5.7 GHz spread spectrum radio systems and related software (through an acquisition referred to below). In November 1996, the Company began commercial shipments of a 13 GHz radio system and related software. From October 1993 through December 31, 1996, the Company generated sales of approximately $150.3 million from approximately forty-five customers, of which $97.5 million, or 65% of such amount, was generated in the twelve months ended December 31, 1996. From inception to the end of fiscal 1996, the Company has generated cumulative profits of approximately $1.1 million. Although the Company has experienced a significant percentage growth in sales and gross profit from fiscal 1993 through December 31, 1996, the Company does not believe prior growth rates are indicative of future operating results. Due to the Company's very limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During the year ended December 31, 1996, both the Company's sales and its operating expenses (particularly research and development expenses to support new product development) increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in recent quarters, or that sales will not decline. The Company intends, however, to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, although the Company achieved profitability for the year ended December 31, 1996, there can be no assurance that the Company will achieve profitability in future periods.

         Recently, the Company has significantly expanded the scale of its operations to support the increases in its sales levels and to address critical infrastructure and other requirements. This increase has included the leasing of new space, the opening of branch offices in the United Kingdom and Germany, the acquisitions of all or majority interests in Geritel S.p.A., Atlantic Communication Sciences, Inc. ("ACS"), Technosystem S.p.A. and Columbia Spectrum Management L.P. ("CSM") (see discussion of acquisitions below), significant investments in research and development to support product development and the hiring of additional personnel in all functional areas, including in finance, manufacturing and operations, and has resulted in significantly higher operating expenses. The Company achieved break-even results during the second quarter of 1995, and the Company generated net income of $2.6 million and $14.1 million in 1995 and 1996, respectively. The Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Expansion of the Company's operations and its acquisitions has caused and is continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls could have a material adverse affect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of acquired companies and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations. For risk factors associated with the Company's expansion of operations, please see "Certain Factors Affecting Operating Results -- No Assurance of Successful Expansion of Operations; Management of Growth."

Years Ended 1996, 1995 and 1994

         Sales. Sales consist of revenues from radio systems and related
         -----
software tools. The Company generated revenues from the sale of its 38 GHz radio systems commencing in October 1993, 50 GHz radio systems commencing in September 1994, 23 GHz radio systems commencing in January 1995, 15 GHz radio systems commencing in June 1996, 2.4 and 5.7 GHz spread spectrum radio systems commencing in September 1996 (through the acquisition of ACS) and 13 GHz radio systems commencing in November 1996. In 1996, 1995 and 1994, sales were approximately $97.5 million, $42.8 million, and $9.2 million, respectively. The increased sales from the periods in 1995 to 1996 and from 1994 to 1995 were primarily due to increased volume of 38 and 23 GHz radio systems to new and existing customers. There can be no assurance that sales of the Company's radio systems will increase or that such systems will achieve market acceptance. The Company provides significant volume price discounts to its customers, which are expected to lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. To date, most of the Company's sales have been made to customers located outside the United States. For risk factors associated with customer concentration, declining average selling prices, results of operations and international sales, please see "Certain Factors Affecting Operating Results -- Significant Customer Concentration," "--Declining Average Selling Prices," "--Significant Fluctuations in Results of Operations" and "--International Operations; Risks of Doing Business in Developing Countries."

         Gross Profit. The Company's cost of sales consists primarily of costs
         ------------
related to materials, labor and overhead. In 1996, 1995 and 1994, gross profit was $41.2 million, $18.2 million and $3.7 million, respectively, or 42.3%, 42.6% and 40.4% of sales, respectively. The improvement in gross profit as a percentage of sales from the periods in 1994 to 1995 is due to product design improvements and economies of scale, but there can be no assurance that such improvements will continue. The decrease of gross profit percentage from the periods in 1995 to 1996 was due to new product introductions in the first and third quarters and related production inefficiencies.

         The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company also is implementing other cost reduction programs in order to maintain gross margins in the future. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits. For risk factors associated with gross profit, please see "Certain Factors Affecting Operating Results -- Significant Fluctuations in Results of Operations," "--Declining Average Selling Prices" and "--No Assurance of Product Quality, Performance and Reliability."

         Research and Development. Expenses consist primarily of costs
         ------------------------
associated with personnel and equipment. The Company's research and development activities include the development of additional frequencies and varying operating features and related software tools. In accordance with Financial Accounting Standards Board Statement

No. 86, the Company's policy is to capitalize internal software development costs on a project at the time when the technological feasibility of such project has been achieved. The Company's software development costs subject to capitalization have not been significant to date and, as a result, have been expensed during the periods incurred.

         In 1996, 1995 and 1994, research and development expenses were approximately $17.5 million, $10.6 million and $6.9 million, respectively. The increase of research and development expenses from 1995 to 1996 and from 1994 to 1995 was due to increased staffing as the Company concentrated on new product development. The Company intends to continue to invest significant resources to continue the development of new systems and enhancements (including additional frequencies and varying operating features and related software tools) and expects that research and development expenses in 1997 will continue to increase in absolute dollars as compared to 1996.

         Selling and Marketing. Expenses consist of salaries of certain
         ---------------------
personnel, investments in international operations, sales commissions, travel expenses, customer service and support expenses and costs related to advertising and trade shows. In 1996, 1995 and 1994, sales and marketing expenses were $5.5 million, $3.3 million and $1.9 million, respectively. The Company intends to continue to invest significant resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. The Company expects that such expenses in 1997 will continue to increase in absolute dollars as compared to 1996.

         General and Administrative. Expenses consist primarily of salaries and
         --------------------------
other expenses for management, finance, accounting, legal and other professional services. In 1996, 1995 and 1994, general and administrative expenses were $4.3 million, $1.9 million and $1.5 million, respectively. The increase in general and administrative expenses of $2.5 million from 1995 to 1996 is related to expansion of the Company's business as well as goodwill amortization associated with acquisitions of Geritel and ACS. The goodwill is amortized over the estimated life of acquired assets. The Company expects general and administrative expenses to continue to increase in absolute dollars in 1997 as compared to 1996, as the Company continues to expand its operations and acquire companies. The Company also has incurred and expects to continue to incur additional significant ongoing expenses as a publicly owned company related to legal, accounting and other administrative services and expenses.

         Interest and Other Income (Expense), Net. Interest and other income
         ----------------------------------------
(expense), net consists primarily of interest income generated from the investment of cash received from financing activities in 1996, 1995 and 1994, partially offset by interest expense accrued on the Company's bank line of credit and equipment lease lines. In 1996, 1995 and 1994, interest and other income (expense), net were $1.2 million, $0.3 million and $(0.1) million, respectively. To date, contracts negotiated in foreign currencies have been limited to pound sterling contracts, and any impact due to currency fluctuations has been insignificant. However, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of December 31, 1996, the Company had forward exchange contracts valued at approximately $25.0 million.

         Income Tax Provision. The Company's effective tax rates for 1996 and
         --------------------
1995 were 7% and 5%, respectively. The Company did not provide for income taxes in 1994 due to operating losses incurred in that year. The Company's effective tax rate is less than the combined federal and state statutory rate due principally to net operating loss credit carryforwards available to offset taxable income. As the result of exhausting the net operation loss and the credit carryover, as well as the expansion of the operations into Europe, the Company expects the effective tax rate to increase in the future.

Liquidity and Capital Resources

         Since its inception in August 1991, the Company has financed its operations and met its capital requirements through net proceeds of approximately $96.8 million from the Company's initial and two follow-on public offerings of its Common Stock, three preferred stock financings aggregating approximately $17.0 million, and borrowings under its bank lines of credit and equipment lease arrangements.

         In 1996, operating activities used $3.1 million primarily due to increases in accounts receivable and inventory of $19.4 million and $12.5 million, respectively, which were partially offset by net income of $14.1 million and increases in accounts payable of $10.3 million and depreciation and amortization expense of $4.8 million.

         During 1996, cash used in investing activities totaled $16.3 million for the acquisition of Geritel and for capital equipment purchases, consisting primarily of tools and lab equipment used in engineering and manufacturing, computer hardware, leasehold improvements and office equipment.

         Financing activities in 1996 consisted primarily of issuance of Common Stock from a follow-on public offering in May 1996 which raised net proceeds of approximately $52.5 million and issuance of Common Stock upon exercise of stock options and employee stock purchase plans valued at approximately $2.1 million, partially offset by payments of approximately $1.0 million to retire notes payable by Geritel.

         At December 31, 1996, the Company had working capital of approximately $91.3 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. The Company expects that its investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations.

         The Company's principal sources of liquidity as of December 31, 1996 consisted of approximately $41.9 million of cash and cash equivalents. Effective March 3, 1997, the Company entered into a line of credit agreement with Union Bank of California which provides for borrowings up to $17.5 million. The line of credit expires on March 3, 1998. It replaces the prior line of credit with Silicon Valley Bank. As of December 31, 1996, the Company did not have any borrowings outstanding under such line with Silicon Valley Bank.

         At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel, ACS, Technosystem and CSM, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, cash flow from operations, if any, and funds available from the Company's bank line of credit will be adequate to fund its operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. Additionally, the Company recently formed a wholly-owned financing subsidiary for the purpose of offering leasing options to customers. If successful, this strategy may result in the formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional finds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results -- Future Capital Requirements."

Acquisitions

         On April 30, 1996, the Company acquired a 51% interest in Geritel S.p.A. ("Geritel"), a Tortona, Italy based company, with additional operations in France, for $3.1 million in cash. In connection with the transaction, the Company made an initial cash payment of $1.0 million at the closing and $325,000 in the third quarter of 1996. The

Company will pay an additional $975,000 over three quarters in 1997. In addition, the Company was also granted a two-year option to acquire an additional 16% of the equity capital of Geritel on terms specified in the acquisition agreement. Geritel develops, sells and installs microwave transmission systems and owns mountain top sites for antenna location. The Company accounted for the stock acquisition based on the purchase method of accounting and the results of operations of Geritel are included in the Company's consolidated results for all periods subsequent to the date of acquisition.

         On August 23, 1996, the Company acquired Atlantic Communication Sciences, Inc., a manufacturer of telecommunications equipment, with domestic operations in Florida, by purchasing 100% of the company's assets in exchange for 70,000 shares of P-COM Common Stock valued at $1,698,000. In addition, the former securityholders of ACS may receive up to an aggregate of 74,500 additional shares of P-COM Common Stock over the next three years, subject to the attainment of certain milestones and the satisfaction of certain indemnification obligations as set forth in the asset purchase agreement. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. This purchase price allocation resulted in the recording of goodwill totaling $1,247,000 which is being amortized over a period of five years. The purchase price is subject to increase through the issuance of up to 74,500 shares of P-COM Common Stock in the event that ACS achieves certain technical milestones and are subject to certain indemnification obligations. In the event the shares are issued for these technical milestones, the goodwill balance will be increased accordingly.

         On February 24, 1997, the Company acquired 100% of the equity of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland for $3.3 million. The Company has made a cash payment of $2.6 million and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem securityholders as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links. The Company accounted for the acquisition based on the purchase method of accounting, and it is not anticipated that this accounting treatment will have a material adverse effect on the financial results of the Company for the year ended December 31, 1997.

         On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P. ("CSM"), a Vienna, Virginia-based company, for $8.0 million in cash and 398,306 shares of Common Stock valued at $14.5 million. In addition, the former partners of CSM may receive up to an additional $1,500,000 in cash (as part of such $8.0 million amount) over the next two years, subject to the satisfaction of certain indemnification obligations, and the 398,306 shares issued to the former partners may either increase or decrease in an amount of up to 15%, as determined pursuant to the terms of the asset purchase agreement. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies. The Company accounted for the acquisition based on the purchase method of accounting, and it is not anticipated that this accounting treatment will have a material adverse effect on the financial results of the Company for the year ended December 31, 1997.

         There can be no assurance that any operations of Geritel, ACS, Technosystem or CSM will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the Geritel, ACS, Technosystem and CSM acquisitions will be realized. The process of integrating the operations of Geritel, ACS, Technosystem and CSM into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

Very Limited Operating History

         The Company was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of fiscal 1996, the Company has generated cumulative profits of approximately $1.1 million. In the 39 months from October 1993 through December

31, 1996, the Company generated sales of approximately $150.3 million, of which $97.5 million, or 65% of such amount, was generated in the full year ended December 31, 1996. Although the Company has experienced a significant percentage growth in sales and gross profit from fiscal 1993 through December 31, 1996, the Company does not believe prior growth rates are indicative of future operating results. Due to the Company's very limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1996, both the Company's sales and operating expenses (particularly research and development expenses to support new product development) increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1996 or that sales will not decline. The Company intends, however, to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, although the Company achieved break-even profitability for the first time in the quarter ended June 30, 1995 and profitability for the first time for the year ended December 31, 1995, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks. See "Results of Operations."

Significant Customer Concentration

         To date, approximately forty-five customers have accounted for all of the Company's sales. For 1996, six customers accounted for 79% of the Company's sales, and as of December 31, 1996, six customers accounted for most of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1996. In 1995, five customers accounted for 89% of the Company's sales. The Company anticipates that it will continue to sell its radio systems to a changing, but still relatively small, group of customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to, existing and new customers, to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations."

Significant Fluctuations in Results of Operations

         The Company has experienced and may in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements, among other factors. As a result, the Company's operating results for a particular period have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such order, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1996 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. Furthermore, most of the Company's sales in recent quarters have been realized near the end of such quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers (one of which, SPC Electronics Corp., is located in Japan and has caused significant delays of its deliveries to the Company), or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

         A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's systems, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and may continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include: new product introductions and enhancements, including related costs; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; mix of systems and related software tools sold; operating and new product development expenses; product discounts; changes in pricing by the Company, its customers or suppliers; inventory obsolescence; seasonality; natural disasters; market acceptance and the timing of availability of new products by the Company or its customers; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced by competitive factors, including the pricing and availability of, and demand for, competitive products. The Company expects to continue to expend significant resources with respect to the development, any ramp-up of production and anticipated commercial shipments of its newest products and expects its gross margins to be adversely affected due to the start-up inefficiencies associated with these products, among other factors. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected. See "Results of Operations."

Dependence on Contract Manufacturers; Reliance on Sole or Limited Sources of Supply

         The Company's internal manufacturing capacity is very limited. The Company utilizes contract manufacturers such as Remec, Inc., Sanmina Corporation, SPC Electronics Corp., GSS Array Technology, Celeritek, Inc. and Senior Systems Technology Inc. to produce its systems, components and subassemblies and expects to rely increasingly on these and other manufacturers in the future. The Company also relies on outside vendors to manufacture certain other components and subassemblies. Certain necessary components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. In particular, ELTEL, Milliwave, Scientific Atlanta, and Xilinx, Inc. each are sole source suppliers for critical components used in the Company's radio systems. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers will be sufficient to fulfill the Company's orders. Failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results.

         The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers and the Company's increasing reliance on contract manufacturers and suppliers involves several risks, including a potential inability to obtain an adequate supply of finished radio systems and required components and subassemblies, and reduced control over the price, timely delivery, reliability and quality of finished radio systems, components and subassemblies. The Company does not have long-term supply agreements with several of its manufacturers or suppliers. Manufacture of the Company's radio systems and certain of these components and subassemblies is an extremely complex process, and the Company has from time to time experienced and may in the future continue to experience delays in the delivery of and quality problems with radio systems and certain components and subassemblies from vendors. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, or to manufacture its finished radio systems or such components and subassemblies internally, could delay the Company's ability to ship its systems, which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and operating results.

No Assurance of Successful Expansion of Operations; Management of Growth

         Recently, the Company has significantly increased the scale of its operations to support the increases in its sales levels that have occurred and to address critical infrastructure and other requirements. This increase has included the leasing of new space, the opening of branch offices in the United Kingdom, Germany and Singapore, the acquisition of a majority interest in Geritel, and the acquisitions of ACS, Technosystem and CSM, significant investments in research and development to support product development, including the new products recently introduced, and the hiring of additional personnel, including in sales and marketing, manufacturing and operations and finance and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. See "--Very Limited Operating History." Expansion of the Company's operations has caused and is continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. In addition, the Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its acquired companies in Rome and Milan Italy, France, Poland, Florida and Virginia. In addition, the Company must establish and improve a variety of systems, procedures and controls to more effectively coordinate its activity in acquired companies (including their facilities) in Italy, France, Poland, Florida and Virginia and their respective offices and customer bases. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

         In this regard, any significant sales growth will be dependent in significant part upon the Company's expansion of its marketing, sales, manufacturing and customer support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's attempts to expand its marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of its operations and the significant increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company may continue to experience significant fluctuations in its revenues, costs, and gross margins, and therefore its results of operations. See "Results of Operations."

Declining Average Selling Prices

         The Company believes that average selling prices and gross margins for its systems will decline in the long term as such systems mature, as volume price discounts in existing and future contracts take effect and as competition intensifies, among other factors. To offset declining average selling prices, the Company believes that it must successfully introduce and sell new systems on a timely basis, develop new products that incorporate advanced software and other features that can be sold at higher average selling prices and reduce the costs of its systems through contract manufacturing, design improvements and component cost reduction, among other actions. To the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, and the Company is unable to offset declining average selling prices, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations. See "Results of Operations."

Uncertainty of Market Acceptance

         The future operating results of the Company depend to a significant extent upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the United States and internationally. There can be no assurance that the volume and variety of wireless telecommunications services or the markets for and acceptance of such services will continue to grow, or that such services will create a demand for the Company's systems. Because these markets are relatively new, it is difficult to predict which segments of these markets will develop and at what rate these markets will grow, if at all. If the short-haul millimeter wave or spread spectrum microwave wireless radio market and related services for the Company's systems fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditures. There can be no assurance that communications providers have the ability to, or will, make the necessary investment in such infrastructure or that the creation of this infrastructure will occur in a timely manner. Moreover, a potential application of the Company's technology, use of the Company's systems in conjunction with the provision by wireless telecommunications service providers of alternative wireless access in competition with the existing wireline local exchange providers, is dependent on the pricing of wireless telecommunications services at rates competitive with those charged by wireline telephone companies. Rates for wireless access are currently substantially higher than those charged by wireline companies, and there can be no assurance that rates for wireless access will generally be competitive with rates charged by wireline companies. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If the Company allocates its resources to any market segment that does not grow, it may be unable to reallocate its resources to other market segments in a timely manner, which may curtail or eliminate its ability to enter such market segments.

         To date, most of the Company's sales have been to customers located outside the United States. In addition, in 1996, the Company recently acquired a 51% interest in Geritel and a 100% interest in Technosystem. Both companies are located in Europe and sell products primarily to customers in Europe. The Company's future results of operations will be dependent in significant part on its ability to penetrate the telecommunications market in the United States and foreign countries in which the Company has not yet established a meaningful presence. There can be no assurance that the Company will be successful in penetrating these additional markets.

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

Intensely Competitive Industry

         The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media. The Company experiences intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and broader telecommunications product lines, including Digital Microwave Corporation, California Microwave, Inc., Alcatel Network Systems, Ericsson Limited, Harris Corporation -- Farinon Division and Nokia Telecommunications, most of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company also faces competition from startup companies. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. Certain of such customers and partners have access to the Company's technology or are granted the right to use the technology for purposes of manufacturing under defined circumstances. The Company's future results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. Within the near future, the Company expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features, that may or may not be comparable to the Company's products, which could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems or technologies obsolete or noncompetitive. The Company expects to continue to experience significant price competition that may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. There can be no assurance that the Company will be able to compete successfully in the future.

Requirement for Response to Rapid Technological Change and Requirement for Frequent New Product Introductions

         The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new systems and enhancements and related software tools on a timely and cost-effective basis that respond to changing customer requirements. Any success of the Company in developing new and enhanced systems and related software tools will depend upon a variety of factors, including new product selection, integration of the various elements of its complex technology, timely and efficient completion of system design, timely and efficient implementation of manufacturing and assembly processes and its cost reduction program, development and completion of related software tools, system performance, quality and reliability of its systems and development and introduction of competitive systems by competitors. The Company has experienced and may continue to experience delays from time to time in completing development and introduction of new systems and related software tools. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new systems or enhancements or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

International Operations; Risks of Doing Business in Developing Countries

         Most of the Company's sales to date have been made to customers located outside of the United States. In addition, in 1996, the Company acquired a 51% interest in Geritel and a 100% interest in Technosystem which are located in Europe, will sell their products primarily to customers in Europe. The Company anticipates that international sales will continue to account for at least a majority of its sales for the foreseeable future. The Company's international sales may be denominated in foreign or United States currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, including Geritel and Technosystem, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Many of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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




No Assurance of Product Quality, Performance and Reliability

         The Company has limited experience in producing and manufacturing its systems and contracting for such manufacture. The Company's customers require very demanding specifications for quality, performance and reliability. There can be no assurance that problems will not occur in the future with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and product returns and discounts, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in order to maintain its ISO 9001 registration, the Company periodically must undergo a recertification assessment. Failure to maintain such registration could materially adversely affect the Company's business, financial condition and results of operations. The Company's United Kingdom branch office and Geritel have been approved for ISO 9001 registration, and other facilities will also be undergoing an ISO 9001 registration and there is no assurance that such registration will be achieved.

Acquisitions

         On April 30, 1996, the Company acquired a 51% interest in Geritel, a manufacturer of telecommunications equipment, with operations in Italy and France for $3.1 million. In connection with the acquisition, the Company assumed approximately $3.2 million in total liabilities. On August 23, 1996, the Company purchased substantially all of the assets and assumed certain enumerated liabilities of ACS, a manufacturer of wireless communications products located in Florida in exchange for 70,000 shares of P-COM Common Stock. On February 24, 1997, the Company acquired Technosystem, a European manufacturer of telecommunications equipment located in Italy with additional operations in Poland for $3.3 million. In connection with the acquisition, the Company assumed approximately $12.0 million in total liabilities. On March 7, 1997, the Company acquired substantially all of the assets of CSM, a provider of turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies for $8.0 million in cash and 398,306 shares of P-COM Common Stock. There can be no assurance that any of the operations of Geritel, ACS, Technosystem or CSM will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the above acquisitions will be realized. The process of integrating the operations of Geritel, ACS, Technosystem and CSM may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

         In the future the Company will pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions such as Geritel, ACS, Technosystem and CSM, involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that any futures acquisitions do occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

Future Capital Requirements

         The Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, requirements to maintain adequate manufacturing facilities and contract manufacturing agreements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development, acquisition or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. See "Results of Operations."

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

Volatility of Stock Price

         The Company's initial public offering ("IPO") was completed in March 1995, and its follow-on offerings were completed in August 1995 and May 1996. The market price of the Company's Common Stock has fluctuated significantly since the Company's IPO. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have recently experienced historic highs in the market price of their Common Stock. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from its historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could materially adversely affect the market price of the Company's Common Stock. See "Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters."

Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions

         Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 10% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders are able to influence the election of the members of the Company's Board of Directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership, together with certain provisions of the Company's certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock.

Possible Adverse Effect on Market Price for Common Stock of Shares Eligible for Future Sale After the Offering

         Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Shares of Common Stock sold in the initial public offering in March 1995 and follow-on offerings in August 1995 and May 1996 and shares of unregistered stock, including those shares issued in connection with the acquisitions of ACS and CSM, and option shares registered on the Company's registration statements covering employee compensation plans are also eligible for immediate sale in the public market at any time. Most of the other shares of the Company's Common Stock are not restricted and are freely tradeable in the public market.

ITEM 8. FINANCIAL STATEMENTS


                                   P-COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----
Report of Independent Accountants ..............................................   36
Consolidated Balance Sheets at December 31, 1996 and 1995 ......................   37
Consolidated Statements of Operations for the years ended December 31, 1996,
   1995, and 1994 ..............................................................   38
Consolidated Statements of Stockholders' Equity for the years ended December 31,
   1996, 1995, and 1994 ........................................................   39
Consolidated Statements of Cash Flows for the years ended December 31, 1996,
   1995 and 1994 ...............................................................   40
Notes to Consolidated Financial Statements .....................................   41


                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF P-COM, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of P-COM, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
San Jose, California
January 22, 1997 (except for Note 9
which is as of March 7, 1997)

                                   P-COM, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                     DECEMBER 31,
                                                                                   1996        1995
                                                                                   ----        ----
ASSETS
Current assets:
     Cash and cash equivalents ...............................................   $ 41,857   $  7,655
     Accounts receivable, net of allowance for doubtful
       accounts of $580 in 1996 and $35 in 1995 ..............................     39,672     19,896
     Notes receivable ........................................................      2,513         --
     Inventory ...............................................................     28,921     15,363
     Prepaid expenses ........................................................      5,806      3,690
                                                                                 --------   --------
       Total current assets ..................................................    118,769     46,604
Property and equipment, net ..................................................     18,969      7,304
Other assets .................................................................      2,505        112
                                                                                 --------   --------
                                                                                 $140,243   $ 54,020
                                                                                 ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................................   $ 21,667   $ 10,689
     Accrued employee benefits ...............................................      1,378        760
     Other accrued liabilities ...............................................      1,391        821
     Income taxes payable ....................................................      2,494         --
     Notes payable ...........................................................        504         --
                                                                                 --------   --------
       Total current liabilities .............................................     27,434     12,270
                                                                                 --------   --------

Minority interest ............................................................        619         --
                                                                                 --------   --------

Commitments (Note 7)

Stockholders' equity:
     Preferred stock, $0.0001 par value, 2,000,000 shares
       authorized; no shares outstanding .....................................         --         --
     Common Stock, $0.0001 par value; 30,000,000 shares authorized; 19,238,013 and 16,582,924 shares issued and outstanding at December 31, 1996 and
       1995, respectively ....................................................          2          2
     Additional paid-in capital ..............................................    110,984     54,685
     Retained earnings (accumulated deficit) .................................      1,131    (12,937)
     Cumulative translation adjustment .......................................         73         --
                                                                                 --------   --------
       Total stockholders' equity ............................................    112,190     41,750
                                                                                 --------   --------
                                                                                 $140,243   $ 54,020
                                                                                 ========   ========



   The accompanying notes are an integral part of these financial statements.

                                   P-COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                   YEAR ENDED DECEMBER 31,
                                               1996         1995          1994
                                               ----         ----          ----
Sales ...................................    $ 97,515     $ 42,805     $  9,238
Cost of sales ...........................      56,274       24,573        5,509
                                             --------     --------     --------
 Gross profit ...........................      41,241       18,232        3,729
                                             --------     --------     --------
Operating expenses:
 Research and development ...............      17,477       10,645        6,872
 Selling and marketing ..................       5,529        3,321        1,947
 General and administrative .............       4,344        1,856        1,483
                                             --------     --------     --------
    Total operating expenses ............      27,350       15,822       10,302
                                             --------     --------     --------
Income (loss) from operations ...........      13,891        2,410       (6,573)
Interest and other income ...............       1,310          614           62
Interest expense ........................         (71)        (301)        (169)
                                             --------     --------     --------
Income (loss) before income taxes .......      15,130        2,723       (6,680)
Provision for income taxes ..............       1,062          138           --
                                             --------     --------     --------
Net income (loss) .......................    $ 14,068     $  2,585     $ (6,680)
                                             ========     ========     ========

Net income (loss) per share .............    $   0.74     $   0.16     $  (0.59)
                                             ========     ========     ========
Weighted average common and common
 equivalent shares ......................      19,092       16,246       11,376
                                             ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                                   P-COM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            RETAINED
                                                                                              ADDITIONAL    EARNINGS    CUMULATIVE
                                                     PREFERRED STOCK       COMMON STOCK        PAID-IN    (ACCUMULATED  TRANSLATION
                                                    SHARES     AMOUNT    SHARES     AMOUNT     CAPITAL      DEFICIT)    ADJUSTMENT
                                                    ------     ------    ------     -----      -------      -------     ----------
Balance at December 31, 1993 ..................    7,936,458    $  1    1,580,002    $ -     $   12,199   $   (8,842)   $    --
Issuance of Common Stock upon exercise of stock
 options, net of repurchases ..................           --       -      145,378      --            23           --         --
Issuance of Common  Stock in exchange
 for services..................................           --       -       17,056      --            26           --         --
Issuance of Preferred Stock, net of
 issuance costs................................    1,666,714       -           --      --         4,967           --         --
Net loss ......................................           --       -           --      --            --       (6,680)        --
                                                   ---------    ----    ---------     ---    ----------   ----------    -------
Balance at December 31, 1994 ..................    9,603,172       1    1,742,436      --        17,215      (15,522)        --
Issuance of Common Stock in public stock
 offerings, net of issuance cost ..............           --       -    4,630,000       1        36,950           --         --
Conversion  of  Preferred Stock into Common
 Stock upon initial public offering ...........   (9,603,172)     (1)   9,603,172       1            --           --         --
Issuance of Common Stock upon exercise of stock
 options and warrants, net of repurchases......           --       -      472,730      --            71           --         --
Issuance of Common Stock upon exercise
 of warrants ..................................           --       -      108,652      --            --           --         --
Issuance of options and warrants in
 exchange for services ........................           --       -           --      --           284           --         --
Issuance of Common Stock under employee stock
 purchase plan ................................           --       -       25,934      --           165           --         --
Net income ....................................           --                   --      --            --        2,585         --
                                                   ---------    ----    ---------     ---    ----------   ----------    -------
Balance at December 31, 1995 ..................           --       -   16,582,924       2        54,685      (12,937)        --
Issuance  of Common Stock in public
 offerings, net of issuance costs .............           --       -    2,098,485      --        52,531           --         --
Issuance of Common Stock upon
 exercise of stock options ....................           --       -      392,204      --         1,353           --         --
Issuance  of  Common  Stock  for the
 purchase of ACS ..............................           --       -       70,000      --         1,698           --         --
Issuance of Common Stock under
 employee stock purchase plan .................           --       -       94,400      --           717           --         --
Cumulative translation adjustment .............           --       -           --      --           --            --         73
Net income ....................................           --       -           --      --           --        14,068         --
                                                   ---------    ----    ---------     ---    ----------   ----------    -------
Balance at December 31, 1996 ..................           --  $    -   19,238,013    $  2   $  110,984    $    1,131    $    73
                                                   =========    ====   ==========    ====   ==========    ==========    =======


   The accompanying notes are an integral part of these financial statements.

                                   P-COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       YEAR ENDED DECEMBER 31,
                                                                    1996         1995        1994
                                                                    ----         ----        ----
Cash flows from operating activities:
  Net income (loss) .............................................   $ 14,068    $  2,585    $ (6,680)
  Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquisitions:
   Depreciation and amortization ................................      4,777       1,081         510
   Change in minority interest ..................................        619          --          --
   Non-cash charges .............................................         --         284          26
   Change in assets and liabilities:
     Accounts receivable ........................................    (19,375)    (15,327)     (3,879)
     Notes receivable ...........................................     (2,513)         --          --
     Inventory ..................................................    (12,538)    (13,469)     (1,662)
     Prepaid expenses ...........................................     (2,079)     (3,643)        (33)
     Other assets ...............................................        406         (31)        (11)
     Accounts payable ...........................................     10,274       8,116       1,619
     Accrued employee benefits ..................................        526          12         430
     Other accrued liabilities ..................................        230         190         520
     Income taxes payable .......................................      2,494          --          --
                                                                     -------     -------      ------
       Net cash used in operating activities ....................     (3,111)    (20,202)     (9,160)
                                                                     -------     -------      ------
Cash flows from investing activities:
  Acquisition of property and equipment .........................    (13,632)     (6,785)       (209)
  Acquisition of Geritel S.p.A., net ............................     (2,714)         --          --
                                                                     -------     -------      ------
       Net cash used in investing activities ....................    (16,346)     (6,785)       (209)
                                                                     -------     -------      ------
Cash flows from financing activities:
  Payments on capitalized lease obligations .....................         --      (1,229)       (497)
  (Payments) proceeds of notes payable ..........................     (1,015)     (2,610)      2,610
  Net proceeds from issuance of stock ...........................     54,601      37,187       4,990
                                                                     -------     -------      ------
       Net cash provided by financing activities ................     53,586      33,348       7,103
                                                                     -------     -------      ------

Effect of exchange rate changes on cash .........................         73          --          --

Net increase (decrease) in cash and cash equivalents ............     34,202       6,361      (2,266)

Cash and cash equivalents at the beginning of the period ........      7,655       1,294       3,560
                                                                     -------     -------      ------
Cash and cash equivalents at the end of the period ..............   $ 41,857    $  7,655    $  1,294
                                                                    ========    ========    ========
Supplemental cash flow disclosures:
  Cash paid for income taxes ....................................   $    217    $    190    $     --
                                                                    ========    ========    ========
  Cash paid for interest ........................................   $     66    $    101    $     69
                                                                    ========    ========    ========
  Stock issued in connection with the acquisition of ACS ........   $  1,698    $     --    $     --
                                                                    ========    ========    ========
  Equipment acquired under capital lease obligations ............   $     --    $     --    $  1,698
                                                                    ========    ========    ========
  Stock issued in exchange for services .........................   $     --    $     --    $  1,698
                                                                    ========    ========    ========
  Stock options and warrants for services .......................   $     --    $    284    $  1,698
                                                                    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                                   P-COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

P-COM, Inc. (the "Company") was incorporated in Delaware on August 23, 1991 to engage in the design, manufacture and marketing of millimeter wave radio systems for use in the worldwide wireless telecommunications market. The Company also markets diagnostic, maintenance and system configuration software tools that are complementary to its radio systems.

On January 11, 1995, the Company effected a 1-for-3 reverse stock split. On October 27, 1995, the Company effected a 2-for-1 forward stock split. All shares and per share amounts have been adjusted retroactively to reflect these stock splits. In conjunction with an initial public offering of the Company's Common Stock (the "Offering"), all outstanding shares of Preferred Stock were converted into Common Stock at the closing of the Offering on March 9, 1995.

Summary of significant accounting policies

The following is a summary of the Company's significant accounting policies:

Management's use of estimates and assumptions
---------------------------------------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority owned and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign currency translation
----------------------------

The functional currency of the Company's majority owned subsidiary in Italy is the local currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material in all periods presented.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

Revenue recognition
-------------------

Revenue from product sales is recognized upon shipment of the product provided no significant obligations remain and collectibility is probable. Provisions for estimated warranty repairs, returns and allowances are recorded at the time products are shipped.

Inventory
---------

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

Software development costs
--------------------------

The Company's software products are integrated into its hardware products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and before general release to customers are capitalized, if material. To date, all software development costs incurred subsequent to the establishment of technological feasibility have been immaterial.

Goodwill
--------

Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit ranging from five to seven years. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

Impairment of long-lived assets
-------------------------------

In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Income taxes
------------

The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts.

Concentration of credit risk
----------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents in a variety of financial instruments such as market rate accounts and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

To date, the Company has sold most of its products in international markets. Sales to seven customers have been denominated in British pounds and at December 31, 1996 and 1995 amounts due from these customers represented 58% and 35%, respectively, of accounts receivable. Any gains and/or losses incurred on the settlement of these receivables are included in the financial statements as they occur and have been immaterial to date. As of December 31, 1996 and 1995, the balance due in British pounds was (pound)14,600,501 and (pound)4,300,000, respectively, and was translated at $1.65 and $1.57, respectively, per British pound. The Company intends to bill its customers in U.S. dollars whenever possible.

The Company extends credit terms to international customers of up to 120 days, which is consistent with local business practices. The Company performs on-going credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

At December 31, 1996 and 1995, approximately 69% and 62%, respectively, of trade accounts receivable represents amounts due from four customers.

Off-balance sheet risk
----------------------

The Company enters into foreign forward exchange contracts to reduce the impact of currency fluctuations of anticipated sales to British customers. The objectives of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized.

The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At December 31, 1996, the Company had forward contracts to sell approximately $25.0 million in British pounds. The fair value of forward exchange contracts approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

Net income (loss) per share
---------------------------

Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented. Common equivalent shares consist of Convertible Preferred Stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares from stock options and warrants are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued from January 1, 1994 through the closing of the Company's Offering on March 9, 1995 have been included in the computation using the treasury stock method as if they were outstanding for all periods prior to the initial public offering. Furthermore, in accordance with staff policy, common equivalent shares from Convertible Preferred Stock that converted into Common Stock upon the closing of the Offering are included using the if converted method.

Recently issued accounting pronouncements
-----------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 has not had a material impact on the Company's financial position or results of operations.

The Company has also adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value method of accounting for stock based compensation plans, and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has elected to continue to measure compensation costs using the intrinsic value method prescribed by

APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of SFAS 123 (See Note 5). As such, adoption of SFAS 123 has had no impact on the Company's financial statements.

NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                             DECEMBER 31,
                                                         1996             1995
                                                         ----             ----

Inventory:
      Raw materials ............................       $  6,286        $  6,613
      Work-in-process ..........................         15,670           6,418
      Finished goods ...........................          6,965           2,332
                                                       ========        ========
                                                       $ 28,921        $ 15,363
                                                       ========        ========

Property and equipment:
      Tooling and test equipment ...............       $ 18,784        $  5,818
      Computer equipment .......................          2,014           1,266
      Furniture and fixtures ...................          1,749             979
      Land and buildings .......................          1,167              --
      Construction-in-process ..................          1,794           1,068
                                                       --------        --------
                                                         25,508           9,131
      Less accumulated depreciation ............         (6,539)         (1,827)
                                                       --------        --------
                                                       $ 18,969        $  7,304
                                                       ========        ========


NOTE 3 -- CAPITAL STOCK:

Preferred Stock
---------------

Under the Company's Restated Certificate of Incorporation, the Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.0001 per share. The Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each series.

Common Stock
------------

In March 1995, the Company received net proceeds of $26.1 million from the sale of 3,910,000 shares of Common Stock in the Offering, which was declared effective by the Securities and Exchange Commission on March 2, 1995. In September 1995, the Company received net proceeds of $10.8 million from the sale of 720,000 shares of Common Stock in a follow-on public offering. In May 1996, the Company received net proceeds of $52.5 million from the sale of 2,098,485 shares of Common Stock in a follow-on public offering. Earnings per share for the year ended December 31, 1996 reflects the shares issued on a weighted average computation from the date of their issuance and therefore does not include the full dilutive effect of these shares.

NOTE 4 -- ACQUISITIONS:

On April 30, 1996, the Company acquired a 51% interest in Geritel, a Tortona, Italy-based manufacturer of telecommunications equipment, with additional operations in France. The Company accounted for the stock acquisition based on the purchase method of accounting and the results of operations of Geritel are included in the Company's consolidated results for all periods subsequent to the date of acquisition. The purchase price of Geritel comprised the following (in thousands):

                       Cash payment ............   $2,300
                       Additional cash committed      340
                       Expenses ................      446
                                                   ------
                                                   $3,086
                                                   ======

On August 23, 1996, the Company acquired the assets of Atlantic Communication Sciences, Inc. ("ACS"), a Florida based manufacturer of telecommunications equipment, in exchange for 70,000 shares of P-COM Common Stock valued at $1,698,000. The Company accounted for the acquisition based on the purchase method of accounting and the results of operations of ACS are included in the Company's consolidated results for all period subsequent to the date of acquisition.


The allocation of the purchase price in these acquisitions was as follows (in thousands):

                                       Geritel       ACS     Total
                                       -------       ---     -----
             Goodwill .............   $ 1,100    $ 1,347   $ 2,447
             Current assets .......     1,247        243     1,490
             Non-current assets ...       395         22       417
             Property and equipment     2,659         86     2,745
             Liabilities assumed ..    (2,315)        --    (2,315)
                                      -------    -------   -------
                                      $ 3,086    $ 1,698   $ 4,784
                                      =======    =======   =======

NOTE 5 -- EMPLOYEE BENEFIT PLANS:

At December 31, 1996, the Company had two stock-based compensation plans which are described below. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for its stock option plan or its stock purchase plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1996              1995
                                              ----              ----
Net income               As reported       $  14,068        $    2,585
                         Pro forma         $  10,450        $      734

Net income per share     As reported       $    0.74        $     0.16
                         Pro forma         $    0.56        $     0.05

Stock Option Plans
------------------

On January 11, 1995, the Company's Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan"). In addition to the 1,647,944 shares of Common Stock authorized for issuance under the 1992 Plan, the 1995 Plan authorizes the Board of Directors to issue an additional 320,000 shares of Common Stock in 1995, and 800,000 shares of Common Stock in 1996. As of January 11, 1995, no further option grants or stock issuances were made under the 1992 Plan, and all option grants and stock issuances made during the remainder of 1995 were made under the 1995 Plan. All outstanding options under the 1992 Plan were incorporated into the 1995 Plan.

Options granted under the 1992 plan are generally exercisable for a period not to exceed ten years, and generally must be issued with exercise prices not less than 100% and 85%, for incentive and non-qualified stock options, respectively, of the estimated fair market value of the Common Stock on the date of grant as determined by the Board of Directors. Options granted under the 1992 Plan are exercisable immediately upon grant. Options granted under the 1992 Plan generally vest 25% on the first anniversary from the date of grant, and ratably each month over the remaining thirty-six month period. Unvested shares purchased through the exercise of stock options are subject to repurchase by the Company.

The 1995 Plan contains three equity incentive programs: a Discretionary Option Grant Program, a Stock Issuance Program for officers and employees of the Company and independent consultants and advisors to the Company and an Automatic Option Grant Program for non-employee members of the Company's Board of Directors.

Options under the Discretionary Option Grant Program may be granted at not less than 85% of the fair market value per share of Common Stock on the grant date with exercise periods not to exceed ten years. The Plan Administrator is authorized to issue tandem stock appreciation rights and limited stock appreciation rights in connection with the option grants.

The Stock Issuance Program provides for the sale of Common Stock at a price not less than 85% of fair market value. Shares may also be issued solely for services. The administrator has discretion as to vesting provisions, including accelerations, and may institute a loan program to assist participants with financing stock purchases. The program also provides certain alternatives to satisfy tax liabilities incurred by participants in connection with the program.

Under the Automatic Option Grant Program, as amended at the May 1996 Annual Meeting of Stockholders, participants will automatically receive an option to purchase 20,000 shares of Common Stock upon initially joining the Board of Directors and will receive an additional automatic grant each year at each annual stockholders' meeting for 2,000 shares. Each option will have an exercise price per share equal to 100% of the fair market value of the Common Stock on the grant date. The shares subject to the initial share option and the annual 2,000 share option will vest in eight successive equal quarterly installments upon the optionee's completion of each successive 3-month period of Board service over the 24-month period measured from the grant date.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: expected volatility of 57 percent for all years; weighted average risk-free interest rates of 6.0% and 6.4%, and weighted average expected lives of 4.11 years and 2.88 years.

The following table summarizes stock option activity under the Company's 1992 and 1995 Plans.

                                               1996                          1995
                                   ------------------------------ -----------------------------
                                                     WEIGHTED                       WEIGHTED
                                      SHARES          AVERAGE       SHARES          AVERAGE
                                                   EXERCISE PRICE                EXERCISE PRICE

Outstanding at beginning of year    1,427,436    $     6.16       1,017,462      $         0.47
Granted ........................    1,082,250         19.94        871,022               10.09
Exercised ......................     (392,204)         3.45        (316,292)               0.23
Forfeited ......................     (228,138)         9.47        (144,756)               2.76
                                    ---------                     ---------
Outstanding at end of year .....    1,889,344         14.28      1,427,436                6.16
                                    =========                     =========
Options exercisable at year-end     1,762,142                     1,416,836

Weighted-average fair value of
options granted during the year     $    9.56                     $    4.22


The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       -------------------------------------------------- -----------------------------------
                                            WEIGHTED
     RANGE OF              SHARES           AVERAGE           WEIGHTED-        SHARES       WEIGHTED-
  EXERCISE PRICES      OUTSTANDING AT     REMAINING           AVERAGE      EXERCISABLE AT   AVERAGE
                          12/31/96       CONTRACTUAL      EXERCISE PRICE      12/31/96     EXERCISE PRICE
                                             LIFE
 $  0.02  -    9.50         625,667              7.4         $  3.90          625,667          $  3.90
   13.13  -   19.50         939,077              9.2           17.25          911,875            17.27
   20.13  -   29.75         286,900              9.4           24.93          186,900            25.03
   30.25  -   34.00          37,700              8.8           31.50           37,700            31.50
                       ------------                                      ------------
                          1,889,344                                         1,762,142
                       ============                                      ============


Employee Stock Purchase Plan
----------------------------

On January 11, 1995, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The initial offering period commenced on the effectiveness of the Offering. A total of 300,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, as amended at the May 1996 Annual Meeting of Stockholders. Awards and terms are established by the Company's Board of Directors. The Purchase Plan may be canceled at any time at the discretion of the Company's Board of Directors prior to its expiration in December 2004. Under the Plan, the Company sold 94,400 shares and 25,934 shares in 1996 and 1995, respectively.

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995, respectively: expected volatility of 57 percent for all years; weighted-average risk-free interest rates of 5.0% and 6.4%; and weighted-average expected lives of 0.7 years and 1.2 years. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $3.10 and $2.20, respectively.

NOTE 6 -- INCOME TAXES:

         Income (loss) before income taxes consists of the following (in thousands):

                                                  Year ended December 31,
                                               1996        1995       1994
                                               ----        ----       ----
        Domestic                             $15,460      $2,723    $(6,680)
        Foreign                                 (330)         --         --
                                             -------      ------    -------
                                             $15,130      $2,723    $(6,680)
                                             =======      ======    =======

         The provision for income taxes comprises the following (in thousands):

                                                  Year ended December 31,
                                               1996        1995       1994
                                               ----        ----       ----

        Current:
                Federal                       $2,738     $   138    $   --
                State                             35          --        --
                                             -------      ------    -------
                        Total                  2,773         138        --

        Deferred:
                Federal                       (1,617)         --        --
                State                            (94)         --        --
                                             -------      ------    -------
                        Total                 (1,711)         --        --
                                             -------      ------    -------
        Total                                 $1,062     $   138    $   --
                                             =======     =======    =======

        Deferred tax assets consist of the following (in thousands):


                                                        December 31,
                                               1996        1995       1994
                                               ----        ----       ----

        Net operating loss carryforwards      $  --       $3,146    $4,280
        Credit carryforwards                     --        1,364    $1,250
        Capitalized research and development
         costs                                  335          482       615
        Start-up costs                          376          429       609
        Reserves and other                    1,000          494       187
                                             -------      ------    -------
                                              1,711        5,915     6,941
        Valuation allowance                       0       (5,915)   (6,941)
                                             =======      ======    ======
                                              $1,711       $  --    $   --
                                             =======      ======    ======

         Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                      Year ended December 31,
                                                          1996      1995
                                                           ----      ----
        U.S. federal statutory rate ..................     35.0%    35.0%
        State income taxes, net of federal tax benefit      6.0      5.1
        Change in valuation allowance ................    (39.1)   (35.0)
        Other, net ...................................      5.1       --
                                                           ----     ----
                                                            7.0%     5.1%
                                                           ====     ====

NOTE 7 -- COMMITMENTS:

Lease obligations

The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's operating leases at December 31, 1996 are as follows (in thousands):

          Year ending December 31,

        1997...............................        $  914
        1998...............................           908
        1999...............................           941
        2000...............................           855
        Thereafter.........................           345
                                                  -------
                                                   $3,963
                                                  =======

Rent expense for all operating leases was approximately $1,369,000, $467,000 and $222,000 in 1996, 1995, and 1994, respectively.

NOTE 8 -- GEOGRAPHIC SALES AND MAJOR CUSTOMERS:

The following is a summary of the Company's sales by geographic area:

                                                      Year ended December 31,
                                                 1996         1995         1994
                                                 -----        ----         ----
      Europe                                       62%          70%          60%
      North America                                34           29           16
      Middle East                                   3           --           --
      Central and South America                     1            1           24
                                                  ---          ---          ---
                                                  100%         100%         100%
                                                  ===          ===          ===

The following table summarizes the percentage of sales accounted for by the Company's significant customers with sales of 10% or more:

                                                   Year ended December 31,
                                             1996           1995           1994
                                              -----          ----           ----
      Customer A                               14%            --             --
      Customer B                               --             24%            --
      Customer C                               --             --             11%
      Customer D                               --             --             24
      Customer E                               --             --             12
      Customer F                               13             22             15
      Customer G                               10             12             --
      Customer H                               14             22             --
      Customer I                               14             --             --
      Customer J                               14             --             --

NOTE 9 -- SUBSEQUENT EVENTS (UNAUDITED):

The Company entered into a new revolving line of credit agreement on March 3, 1997 that provides for borrowings of up to $17,500,000. The line of credit expires on March 31, 1998. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios.

On February 24, 1997, the Company acquired 100% of the equity of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland for $3.3 million. The Company has made a cash payment of $2.6 million and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem securityholders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links. The Company accounted for the acquisition based on the purchase method of accounting, and it is not anticipated that this accounting treatment will have a material adverse effect on the financial results of the Company for the year ended December 31, 1997.

On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P., a Vienna, Virginia-based company, for $8.0 million in cash and 398,306 shares of Common Stock valued at $14.5 million. In addition, the former partners of CSM may receive up to an additional $1,500,000 in cash (as part of such $8.0 million cash amount) over the next two years, subject to the satisfaction of certain indemnification obligations, and the 398,306 shares issued to the former partners may either increase or decrease in an amount of up to 15%, as determined pursuant to the terms of the asset purchase agreement. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies. The Company accounted for the acquisition based on the purchase method of accounting, and it is not anticipated that this accounting treatment will have a material adverse effect on the financial results of the Company for the year ended December 31, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

         1. Financial Statements. The following Consolidated Financial Statements of P-COM, Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:


         Form 10K
         Page Number
         -----------
         Report of Independent Accountants .........................................   36

         Consolidated Balance Sheets at December 31, 1996 and 1995 .................   37

         Consolidated Statements of Operations for the
          years ended December 31, 1996, 1995 and 1994 .............................   38

         Consolidated Statements of Stockholders'
          Equity for the years ended December 31,
          1996, 1995, and 1994 .....................................................   39

         Consolidated Statements of Cash Flows for
          the years ended December 31, 1996,
          1995 and 1994 ............................................................   40

         Notes to Consolidated Financial Statements ................................   41

         Schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)      Reports on Form 8-K
         None.

(c)      Exhibits - See Exhibit list below.

              Number                  Description
              ------         ------------------------------------------------------------------------------
              2.1(6)         Agreement  dated April 15,  1996,  by and among the Company, Mr. Giovanni
                             Marciano and certain other parties named thereunder.
              2.2(7)         Asset  Purchase  Agreement  dated as of August 2, 1996,  by and  between the
                             Company,  Atlantic Communication  Sciences,  Inc. and Edward C. Gerhardt, L.
                             Roger Sanders,  Charles W. Richards,  IV, Grover W. Brower, William M. Koos,
                             Jr., Larry W. Koos,  Koos Technical  Services,  Inc., the Edward C. Gerhardt
                             Trust U/A dated June 22, 1988 and the L. Roger Sanders  Revocable Trust, U/A
                             dated June 18, 1991.
              2.2A(8)        Asset  Purchase  Agreement  revised as of August 23, 1996 by and between the
                             Company,  Atlantic Communication  Sciences,  Inc. and Edward C. Gerhardt, L.
                             Roger Sanders,  Charles W. Richards,  IV, Grover W. Brower, William M. Koos,
                             Jr., Larry W. Koos,  Koos Technical  Services,  Inc., the Edward C. Gerhardt
                             Trust,  U/A dated June 22, 1988 and the L. Roger  Sanders  Revocable  Trust,
                             U/A dated June 18, 1991.
              3.2(3)         Restated Certificate of Incorporation filed on March 9, 1995.


              Number                  Description
              ------         ------------------------------------------------------------------------------
              3.3(1)         Bylaws of the Company.
              4.1(1)         Form of Common Stock Certificate.
              4.3(1)         Restated Investor Rights Agreement dated January
                             11, 1995, by and among the Company and the parties
                             thereto.
              4.4(1)         Form of Warrant to Purchase Common Stock of the
                             Company, forms of Letter Agreements amending
                             Warrant to Purchase Common Stock and list of
                             holders thereof.
              4.5(1)         Warrant  Purchase  Agreement  dated  November  9, 1992,
                             by and  between the Company and Dominion Ventures,
                             Inc. ("Dominion");  Series A Preferred Stock
                             Warrant dated January 8, 1992 issued to Dominion.
              4.6(1)         Warrant Purchase Agreement dated June 23, 1993 by
                             and between the Company and Dominion; Series B
                             Preferred Stock Warrant dated June 23, 1993 issued
                             to Dominion.
              4.7(1)         Letter  Agreement  dated June 23,  1993,  by and
                             between  the  Company  and Dominion.
              4.8(1)         Series C Preferred Stock Warrant dated January 10,
                             1995, issued to ATTI.
              4.9(3)         Amendment  and Consent  dated as of July 28, 1995,
                             by and among the Company and the parties thereto.
              4.10(6)        Second  Amendment  and  Consent  dated as of April 15,
                             1996 by and among the Company and the parties thereto.
              *10.1(1)       Purchase  Order  issued by AT&T  Network  Systems
                             Deutschland  GmbH,  dated December 7, 1994.
              *10.2(1)       Purchase  Order  issued by AT&T  Network  Systems
                             Deutschland  GmbH,  dated December 19, 1994.
              *10.3(1)       Master OEM  Agreement  dated January 1, 1995, by
                             and between the Company and AT&T Corp.
              *10.4(1)       Purchase Order issued by AT&T Network Systems
                             Nederland BV, dated December 9, 1994.
              *10.5(1)       Amendment to Purchase Order issued by AT&T Network
                             Systems Nederland BV, dated December 22, 1994.
              *10.6(1)       NSD Master Purchase Order issued by AT&T Network
                             Systems Deutschland GmbH, dated December 23, 1994.
              *10.7(1)       Purchase Agreement dated August 29, 1994, by and
                             between the Company and Harris Corporation --
                             Farinon Division.
              *10.8(1)       Contract for Supply of 50 GHz Radio dated June 4,
                             1994, by and between the Registrant and Mercury
                             Communications Ltd.
              *10.9(1)       Manufacturing  Agreement dated July 13, 1994, by
                             and between the Company and SPC.
              *10.10(1)      Manufacturing Agreement dated April 20, 1994, by
                             and between the Company and Comptronix Corporation
                             (assigned to Sanmina Corporation).
              *10.11(1)      Agreement  dated  November 11, 1994,  by and between
                             the Company and WinStar Wireless, Inc.
              10.12(1)       Master Lease Agreement dated November 9, 1992, by
                             and between the Company and Dominion; First
                             Amendment to Master Lease Agreement dated June 23,
                             1993, by and between the Company and Dominion.
              10.13(1)       Master Equipment Lease entered into by and between
                             the Company and Phoenix Leasing Incorporated on
                             August 10, 1994.
              10.14(1)       Commitment Letter dated January 10, 1995, by and
                             between the Company and Applied Telecommunications
                             Technologies, Inc. ("ATTI"), including form of
                             Master Lease to be entered into between the Company
                             and ATTI.
              10.15(1)       Amended and Restated Business Loan Agreement dated
                             October 24, 1994, by and between the Company and
                             Silicon Valley Bank ("SVB"); Foreign Accounts
                             Receivable Business Loan Agreement dated October
                             24, 1994, by


              Number                  Description
              ------         ------------------------------------------------------------------------------
                             and between the Company and SVB;
                             Foreign Accounts Receivable Promissory Note, dated
                             October 24, 1994, executed by the Company in favor
                             of SVB; Commercial Security Agreement dated October
                             24, 1994, by and between the Company and SVB; Form
                             of Borrower Agreement entered into by and between
                             the Company and SVB on November 7, 1994; and Waiver
                             of Financial Covenants and Consent to offering,
                             executed by SVB on January 10, 1995.
              10.15A(3)      Commitment  Letter dated August 1, 1995 by and between
                             Silicon  Valley Bank and the Company.
              10.15B(4)      Commitment  Letter dated  October 20, 1995,  by and
                             between  Silicon  Valley Bank and the Company.
              10.15C(11)     Loan Modification Agreement dated February 27, 1996
                             by and between Silicon Valley Bank and the Company.
              10.15D(8)      Accounts Receivable Purchase Agreement dated
                             September 26, 1996 by and between the Company and
                             Silicon Valley Bank.
              10.16(1)       1995 Stock Option/Stock Issuance Plan, including
                             forms of Notices of Grant of Automatic Stock Option
                             for initial grant and annual grants and Automatic
                             Stock Option Agreement.
              10.16A(7)      1995 Stock Option/Stock Issurance Plan, including
                             forms of Notices of Grant of Automatic Stock Option
                             for initial grant and annual grants and Automatic
                             Stock Option Agreement, as amended
              10.17(1)       Employee Stock Purchase Plan,  including  forms of
                             Stock Purchase  AgreemeNT and Enrollment/Change Form.
              10.17A(7)      Employee Stock Purchase Plan, as amended.
              10.18(1)       Form of  Indemnification  Agreement  by and  between
                             the Company and each of its officers and directors
                             and a list of signatories.
              10.19(1)       Confidential  Severance  Agreement  dated April 13,
                             1992, by and between the Company and Mr.  George P.
                             Roberts;  Amendment  to  Confidential  Severance
                             Agreement dated May 20, 1994, by and between the
                             Company and Mr. Roberts.
              10.20(1)       Form of Settlement Agreement and Mutual Release
                             dated January 11, 1995 by and between the Company,
                             Mr. Gideon Ben-Efraim and certain members of Mr.
                             Ben-Efraim's family.
              10.21(1)       Real Property  Lease dated December 10, 1993, by and
                             between the Company and Bryan T.D.  Trust,  pertaining
                             to 3175 S.  Winchester  Boulevard,  Campbell,
                             California 95008.
              *10.22(1)      Low Capacity Digital Radio Product Agreement dated
                             February 13, 1995 by and between the Company and
                             Itatel.
              10.23(3)       Sublease  dated  May 1,  1995  by and  between  the
                             Company  and  Medallion Mortgage Company.
              10.24(4)       Lease dated  August 4, 1995 by and between  P-COM
                             United  Kingdom,  Inc. and Capital  Counties  plc;
                             Rent  Deposit  Deed dated  August 4,  1995,  by and
                             between P-Com United Kingdom, Inc. and Capital Counties plc.
              10.25(2)       Underwriting  Agreement  dated  March 2, 1995 by and
                             between the Company and the underwriters named therein.
              10.26(5)       Underwriting  Agreement dated August 17, 1995 by and
                             between the Company and the underwriters named therein.
              10.27(9)       Lease dated  November 11, 1995 by and between the
                             Company,  Inc. and Johann Birkart, Internationale
                             Spedition GmbH & Co.
              10.28(9)       Settlement  Agreement,   General  Release  and
                             Consulting  Agreement  dated October 12, 1995 by and
                             between the Company and Jeffrey R. Watts.
              10.29(10)      Underwriting  Agreement  dated May 16,  1996 by and
                             between the Company and the underwriters named therein.

              Number                  Description
              ------         ------------------------------------------------------------------------------
              11.1           Computation of Net Income (Loss) Per Share.
              21.1           List of subsidiaries of the Registrant.
              23.1           Consent of Price Waterhouse LLP, Independent Accountants.
              24.1           Power of Attorney (see page 57).
              27             Financial Data Schedule

----------------

(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March
         2, 1995.

(2)      Incorporated  by reference to Exhibit 1.1 to the  Company's  Registration
         Statement on Form S-1 (File No. 33-88492) declared effective with the
         Securities and Exchange Commission on March 2, 1995.

(3) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 33-95392) declared effective with the Securities and Exchange Commission on August 17, 1995.

(4) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(5)      Incorporated  by reference to Exhibit 1.1 to the  Company's  Registration
         Statement on Form S-1 (File No. 33-95392) declared effective with the
         Securities and Exchange Commission on August 17, 1995.

(6) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-3 declared effective with the Securities and Exchange Commission on May 16, 1996 (File No.
         333-3558).

(7) Incorporated by reference to identically numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 1996.

(8) Incorporated by reference to identically numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         September 30, 1996.

(9) Incorporated by reference to identically numbered exhibits included in the Company's Annual Report on Form 10-K for the annual period ended
         December 31, 1995.

(10)     Incorporated  by reference  to Exhibit 1.1 to the  Company's  Registration
         Statement on Form S-3 declared effective with the Securities and Exchange
         Commission on May 16, 1996 (File No. 333-3558).

(11)    Incorporated by reference to identically numbered exhibits to the Company's
        Quarterly Report on Form 10-Q for the quarterly period ended march 31, 1996.


* Confidential treatment granted as to certain portions of these exhibits.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                   P-COM, INC.


Date: March 31, 1997               By:  /s/ George P. Roberts
                                        ------------------------
                                   George P. Roberts
                                   Chairman of the Board and Chief
                                    Executive Officer (Principal Executive
                                    Officer)


                                   By:  /s/ Michael Sophie
                                        ------------------------
                                   Michael Sophie
                                   Chief Financial Officer and Vice President,
                                    Finance and Administration (Principal
                                    Financial and Accounting Officer)

                                POWER OF ATTORNEY
                                -----------------

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George P. Roberts and Michael Sophie and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 31, 1997        By  /s/ George P. Roberts
                                ---------------------
                                George P. Roberts
                                Chairman of the Board and
                                Chief Executive Officer



Date: March 31, 1997        By: /s/ Michael Sophie
                                ------------------
                                Michael Sophie
                                Chief Financial Officer, Vice President,
                                Finance and Administration


Date: March 31, 1997        By: /s/ Gill Cogan
                                --------------
                                Gill Cogan
                                Director of the Company


Date: March 31, 1997        By: /s/ John A. Hawkins
                                -------------------
                                John A. Hawkins
                                Director of the Company


Date: March 31, 1997        By: /s/ M. Bernard Puckett
                               ----------------------
                               M. Bernard Puckett
                               Director of the Company