Form 10-Q
period 1997-03-31
P-COM INC
filed 1997-05-15
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997.

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to       .

                 Commission File Number: 0-25356

                           P-COM, Inc.
------------------------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          Delaware                                       77-0289371
------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


3175 S. Winchester Boulevard, Campbell, California              95008
------------------------------------------------------------------------------
(Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:       (408) 866-3666
                                                         ----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]      No [   ]

As of May 5, 1997, there were 19,899,627 shares of the Registrant's Common Stock outstanding, par value $0.0001.

This quarterly report on Form 10-Q Consists of 23 pages which this is page 1. The Exhibit Index appears on page 23.



                           P-Com, Inc.
                        TABLE OF CONTENTS


PART I. Financial Information                                  Page Number
        ---------------------                                  -----------

   Item 1. Financial Statements (unaudited)

       Consolidated Condensed Balance Sheets as of March 31,
       1997 and December 31, 1996.............................       3

       Consolidated Condensed Statements of Operations for the
       three-month periods ended March 31, 1997 and 1996......       4

       Consolidated Condensed Statements of Cash Flows for the
       three-month periods ended March 31, 1997 and 1996......      5

       Notes to Consolidated Condensed Financial Statements...      6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................      8

PART II.  Other Information

   Item 1. Legal Proceedings..................................     21

   Item 2. Changes in Securities..............................     21

   Item 3. Defaults Upon Senior Securities....................     21

   Item 4. Submission of Matters to a Vote of
           Security Holders...................................     21

   Item 5. Other Information..................................     21

   Item 6. Exhibits and Reports on Form 8-K...................     21

Signatures....................................................     22



                  PART I.FINANCIAL INFORMATION
                 ------------------------------

ITEM 1.

                           P-COM, INC.

                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                                March 31,        December 31,
                                                  1997               1996
                                               (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                  $  21,489            $  41,857
  Accounts receivable, net                      44,275               39,672
  Notes receivable                               2,078                2,513
  Inventory                                     40,645               28,921
  Prepaid expenses                               7,449                5,806
                                             ---------            ---------
    Total current assets                       115,936              118,769

Property and equipment, net                     21,235               18,969
Goodwill and other assets                       40,388                2,505
                                             ---------            ---------
                                             $ 177,559            $ 140,243
                                             =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  28,872            $  21,667
  Accrued employee benefits                      2,098                1,378
  Other accrued liabilities                      3,413                1,391
  Income taxes payable                           3,831                2,494
  Notes payable                                  6,348                  504
                                             ---------            ---------
  Total current liabilities                     44,562               27,434
                                             ---------            ---------

Long-term debt                                   1,505                   --
                                             ---------            ---------

Minority interest                                  598                  619
                                             ---------            ---------


Stockholders' equity:
  Preferred stock                                   --                   --
  Common Stock                                       2                    2
  Additional paid-in capital                   126,902              110,984
  Retained earnings                              4,145                1,131
  Cumulative translation adjustment               (155)                  73
                                             ---------            ---------
    Total stockholders' equity                 130,894              112,190
                                             ---------            ---------
                                             $ 177,559            $ 140,243
                                             =========            =========

  The accompanying notes are an integral part of these financial statements.



                           P-COM, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands, except per share data, unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                 1997          1996
Net sales                                   $   38,144      $   17,552
Cost of sales                                   22,736          10,425
                                            ----------      ----------
Gross profit                                    15,408           7,127
                                            ----------      ----------
Operating expenses:
Research and development                         6,014           3,599
Selling and marketing                            2,556           1,185
General and administrative                       2,261             839
                                            ----------      ----------
  Total operating expenses                      10,831           5,623
                                            ----------      ----------
Income from operations                           4,577           1,504
Interest and other income                          365               5
Interest expense                                  (375)             --
                                            ----------      ----------
Income before income taxes                       4,567           1,509
Provision for income taxes                       1,553             151
                                            ----------      ----------
Net income                                   $   3,014       $   1,358
                                            ==========      ==========

Net income per share                         $    0.15       $    0.08
                                            ==========      ==========
Weighted average common and common
equivalent shares                              20,393           17,56
                                            ==========      ==========


 The accompanying notes are an integral part of these financial statements.



                           P-COM, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                      1997          1996
Cash flows from operating activities:
------------------------------------
Net income                                       $   3,014     $   1,358
Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                     1,312           284
   Change in minority interest                         (21)           --
   Change in assets and liabilities (net of
      acquisition balances):
      Accounts receivable                           (1,899)        1,688
      Inventory                                     (7,475)         (941)
      Prepaid expenses                                 227        (7,415)
      Notes receivable                                 435            --
      Other assets                                    (104)       (1,564)
      Accounts payable                               1,238         5,006
      Accrued employee benefits                        135          (126)
      Income taxes payable                           1,337            --
      Other accrued liabilities                     (1,159)          775
                                                 ---------     ---------
        Net cash used in operating activities       (2,960)         (935)
                                                 ---------     ---------

Cash flows from investing activities:
------------------------------------
   Acquisition of property and equipment            (2,401)       (1,763)
   Acquisition of Technosystem S.p.A., net          (3,057)           --
   Acquisition of Columbia Spectrum
      Management, L.P., net                         (7,798)           --
                                                 ---------     ---------
        Net cash used in investing activities      (13,256)       (1,763)
                                                 ---------     ---------

Cash flows from financing activities:
------------------------------------
   Payment of notes payable                         (5,342)           --
   Proceeds from stock issuances, net of expense     1,418           476
                                                 ---------     ---------
     Net cash provided by (used in)
        financing activities                        (3,924)          476
                                                 ---------     ---------

Effect of exchange rate changes on cash               (228)           --

Net decrease in cash and cash equivalents          (20,368)       (2,222)

Cash and cash equivalents at the beginning
   of the period                                    41,857         7,655
                                                 ---------     ---------

Cash and cash equivalents at the end of the
   period                                        $  21,489     $   5,433
                                                 =========     =========
Supplemental cash flow disclosures:
   Cash paid for income taxes                    $     200     $      --
                                                 =========     =========

   Stock issued in connection with the
      acquisition of CSM                         $  14,500     $      --
                                                 =========     =========

 The accompanying notes are an integral part of these financial statements.



                           P-COM, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned and partially-owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 1997, and the results of its operations, and its cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the Company's audited 1996 financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Certain Factors Affecting Operating Results" contained in Item 2.

2.Net Income Per Share

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive. In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is effective for the Company's fiscal year ending December 31, 1997, redefines earning per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share, The adoption of SFAS 128 is not expected to have a material impact on the Company since earnings per share reported under Accounting Principles Board Opinion No. 15 approximates diluted earnings per share, which will be reported under SFAS 128.

3.Acquisitions

On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland, for aggregate proceeds of $3.3 million. The Company has made a cash payment of $2.6 million and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem securityholders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links.

On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P. ("CSM"), a Vienna, Virginia-based company, for $8.0 million in cash and 398,306 shares of Common Stock valued at $14.5 million. The former partners of CSM may receive up to $1,500,000 in cash (as part of such $8.0 million cash amount) over the next two years, subject to the satisfaction of certain indemnification obligations, and the 398,306 shares issued to the former partners may either increase or decrease in an amount of up to 15%, as determined pursuant to the terms of the asset purchase agreement. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies.

   The Company accounted for both of these acquisitions based on the purchase method of accounting. The results of these acquired entities are included from the date of acquisition and were not material to the Company's results of operations.

The total purchase price of these acquisitions is as follows (in thousands):

                              Technosystem           CSM            Total
Cash payment                     $   2,600     $   8,000        $  10,600
Contingent consideration               700            --              700
Issuance of common stock         $      --     $  14,500        $  14,500
Expenses                               471           128              599
                                 ---------     ---------        ---------
                  Total          $   3,771     $  22,628        $  26,399
                                 =========     =========        =========

The allocation of the purchse price was as follows (in thousands):

                              Technosystem          CSM             Total

Cash and cash equivalents        $      14     $    330         $     334
Accounts receivable                  2,704           --                --
Inventory                            4,196           --                --
Other current assets                 1,870           53             1,923
Property and equipment                 597          222               819
Non-current assets                     129            5               134
Intangible assets                   15,775       22,228            38,003
Current liabilities assumed         (8,824)        (210)           (9,034)
Long-term debt                     (12,690)          --           (12,690)
                                 ---------    ---------         ---------
                  Total          $   3,771    $  22,628         $  26,399
                                 =========    =========         =========


4.Borrowing Arrangements

   The Company entered into a new revolving line of credit agreement on March 3, 1997 (as amended on May 7, 1997) that provides for borrowings of up to $17,500,000. The line of credit expires on March 31, 1998. Borrowings under the line are unsecured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. The Company was not in compliance with such covenants as of March 31, 1997, although Union Bank of California has granted a waiver with respect to such covenants.

5.Inventories

Inventories consist of the following (in thousands):

                                    March 31,       Dec. 31,
                                      1997            1996
                                   ---------       ---------
             Raw materials         $   6,816       $   6,286
             Work-in-process          22,825          15,670
             Finished goods           11,004           6,965
                                   ---------       ---------
                                   $  40,645       $  28,921
                                   =========       =========


6.Property and equipment

Property and equipment consist of the following (in thousands):

                                    March 31,       Dec. 31,
                                      1997            1996
                                   ---------       ---------
   Tooling and test equipment      $  20,352       $  18,784
   Computer equipment                  2,562           2,014
   Furniture and fixtures              1,973           1,749
   Land and buildings                  1,373           1,167
   Construction-in-process             1,164           1,794
                                   ---------       ---------
                                      27,424          25,508
   Less-accumulated depreciation
      and amortization                (6,189)         (6,539)
                                   ---------       ---------
                                   $  21,235       $  18,969
                                   =========       =========


ITEM  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of net sales for the periods indicated. In addition, the discussion and analysis contained in this Item 2 may contain forward looking statements which are subject to the risk factors set forth in "Certain Factors Affecting Operating Results".

                                              Three Months Ended
                                                   March 31,
                                                1997        1996

           Net sales                           100.0%      100.0%

           Cost of sales                        59.6        59.4
                                              ------      ------
           Gross profit margin                  40.4        40.6
           Operating expenses
             Research and development           15.8        20.5
             Selling and marketing               6.7         6.7
             General and administrative          5.9         4.8
                                              ------      ------
           Total operating expenses             28.4        32.0
                                              ------      ------
           Income from operations               12.0         8.6
           Interest and other income
               (expense),net                     0.0         0.0
                                              ------      ------
           Income before income taxes           12.0         8.6
           Provision for income taxes            4.1         0.9
                                              ------      ------
           Net income                            7.9%        7.7%
                                              ======      ======

Results  of Operations for the Three Months Ended March 31,  1997
and 1996

   Net Sales. Net sales for the three months ended March 31, 1997 and 1996 were approximately $38.1 million and $17.6 million, respectively. The increase was primarily due to increased unit sales of 38 GHz and 15 GHz radio systems to new and existing customers. For the three months ended March 31, 1997, five customers accounted for 64% of the sales of the Company. For the three months ended March 31, 1996, four customers accounted for 68% of the sales of the Company.

   Gross Profit. For the three months ended March 31, 1997 and 1996, gross profit was approximately $15.4 million, or 40.4% of net sales, and approximately $7.1 million, or 40.6% of net sales, respectively. The gross profit as a percentage of net sales remained approximately the same in the three months ended March 31, 1997, as compared to the corresponding period in 1996.

   Research and Development. For the three months ended March 31, 1997 and 1996, research and development expenses were approximately $6.0 million and $3.6 million, respectively. The increase in absolute dollars in research and development expenses during the three months ended March 31, 1997 as compared to the corresponding period in 1996 was due primarily to expenses associated with increased staffing. As a percentage of net sales, research and development expenses decreased from 21% in the three months ended March 31, 1996 to 16% in the corresponding period in 1997. The decrease in research and development expenses as a percentage of net sales was primarily due to a higher level of sales in the three months ended March 31, 1997, as compared to the corresponding period in 1996. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1997.

   Selling and Marketing. For the three months ended March 31, 1997 and 1996, selling and marketing expenses were approximately $2.6 million and $1.2 million, respectively. The increase in selling and marketing expenses in the three months ended March 31, 1997 as compared to the corresponding period in 1996 was primarily due to increased headcount and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of net sales, selling and marketing expenses were 7% during both the three months ended March 31, 1997 and 1996. The Company expects that such expenses will increase significantly in absolute dollars during the remainder of 1997 as compared to 1996.

   General and Administrative. For the three months ended March 31, 1997 and 1996, general and administrative expenses were $2.2 million and $839,000, respectively. This increase was principally due to increases in headcount and other costs resulting from the Company's expansion of its operations and goodwill amortization associated with the Company's acquisitions of Technosystem and CSM. As a percentage of net sales, general and administrative expenses were 6% for the three months ended March 31, 1997 as compared to 5% in the corresponding period in 1996. This increase in general and administrative expenses as a percentage of net sales was due primarily to goodwill amortization associated with the Company's acquistions of Technosystem and CSM. The Company expects that such expenses will continue to increase significantly in absolute dollars during the remainder of 1997 as compared to 1996, as the Company continues to expand its operations.

   Interest and Other Income (Expense), Net. The Company incurred net interest and other expense of $10,000 during the three months ended March 31, 1997, as compared to $5,000 of net interest and other income during the corresponding period in 1996. The increase in net interest and other expense was primarily due to interest expense incurred on the debt of Geritel, S.p.A. ("Geritel"), the Company's Tortona, Italy-based manufacturer of telecommunications equipment, and Technosystem, and patially due to exchange rate losses generated by collections of foreign accounts receivable offset by investment of excess cash.


Liquidity and Capital Resources

  The Company used approximately $3.0 million in operating activities during the three months ended March 31, 1997, primarily due to an increase in accounts receivable and inventory of $1.9 million and $7.5 million, respectively. This was partially offset by net income of $3.0 million, depreciation and amortization expense of $1.3 million, and increases in accounts payable and income taxes payable of $1.2 million and $1.3 million, respectively.

  The Company used approximately $13.2 million in investing activities during the three months ended March 31, 1997. The
Company used approximately $10.8 million to purchase Technosystem and CSM, and $2.4 million to acquire capital equipment.

  The Company used approximately $3.9 million in financing activities during the three months ended March 31, 1997. Approximately $5.3 million was used to pay down notes payable for Technosystem, partially offset by the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plan valued at approximately $1.4 million.

  At March 31, 1997 and December 31, 1996, accounts receivable was approximately $44 million and $40 million, respectively. Of the increase that occurred in the period between December 31, 1996 and March 31, 1997, $3.8 million was due to the acquisition of both Technosystem and CSM. At March 31, 1997 and December 31, 1996, inventory was approximately $41 million and $29 million, respectively. Of the increase that occurred in the period between December 31, 1996 and March 31, 1997, $4.8 million was due to the acquisition of Technosystem. At March 31, 1997 and December 31, 1996, notes payable was approximately $6.3 million and $.5 million, respectively. Of the increase that occurred in the period between December 31, 1996 and March 31, 1997, $5.7 million was due to the acquisition of Technosystem.

   At March 31, 1997, the Company had working capital of approximately $71.4 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations.

   The Company's principal sources of liquidity as of March 31, 1997 consisted of approximately $21.4 million of cash and cash equivalents. In addition, the Company has a $17.5 million line of credit with Union Bank of California which expires in March 1998. Borrowings under the line are unsecured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. The Company was not in compliance with such covenants as of March 31, 1997, although Union Bank of California has granted a waiver with respect to such covenants. As of March 31, 1997, the Company did not have any borrowings outstanding under such line.

   On February 24, 1997, the Company acquired 100% of the equity of Technosystem S.p.A., a Rome, Italy-based company, with additional operations in Poland for $3.3 million. The Company has made a cash payment of $2.6 million and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem securityholders as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and amplifiers, transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links.

  On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P., a Vienna, Virginia-based company, for $8.0 million in cash and 398,306 shares of Common Stock valued at $14.5 million. The former partners of CSM may receive up to $1,500,000 in cash (as part of such $8.0 million amount) over the next two years, subject to the satisfaction of certain indemnification obligations, and the 398,306 shares issued to the former partners may either increase or decrease in an amount of up to 15%, as determined pursuant to the terms of the asset purchase agreement. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies.

   Subsequent to March 31, 1997, the Company entered into an agreement to acquire all of the outstanding shares of capital stock of Control Resources Corporation ("CRC"), a provider of integrated network access devices to network service providers, in a stock-for-stock merger. CRC, located in Fair Lawn, New Jersey, manufactures products used by the communications industry to connect end user sites to a range of communications services. CRC's NetPath product line enables network service providers to offer their customers a migration path from entry-level data services to cost-effective integrated delivery of voice, video and Internet access. The NetPath product line also supports the network service provider's introduction of new technologies including asynchronous transfer mode and frame relay.

   At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel, Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, CRC and CSM, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any, and funds available from the Company's bank line of credit will be adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. The Company may in the future pursue acquisitions of complementary product lines, technologies, or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies; the diversion of management's attention from other business concerns; risks of entering markets in which the Company has limited or no direct prior experience; and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results. Additionally, the Company recently formed a wholly-owned financing subsidiary for the purpose of offering leasing options to customers. If successful, this strategy may result in the formation of significant long-term receivables and would require the use of substantial amounts of working capital. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the
Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results -- Future Capital Requirements."

   There can be no assurance that any operations of ACS, Technosystem, CRC or CSM will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the ACS, Technosystem, CRC and CSM acquisitions will be realized. The process of integrating the operations of ACS, Technosystem, CRC and CSM into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.


CERTAIN FACTORS AFFECTING OPERATING RESULTS


Very Limited Operating History

   The Company was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the first quarter of fiscal 1997, the Company generated a cumulative net profit of approximately $4.1 million. From October 1993 through March 31, 1997, the Company generated sales of approximately $188.3 million, of which $135.6 million, or 72% of such amount, was generated in the year ended December 31, 1996 and the first quarter of 1997. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's very limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1996 and the first quarter of 1997, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1996 or in the first quarter of 1997 or that sales will not decline. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, although the Company achieved breakeven profitability for the first time in the quarter ended June 30, 1995, yearly profitability for the first time for the full year ended December 31, 1995, profitability for the year ended December 31, 1996 and for the first quarter of 1997, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks. See "Results of Operations."

Significant Customer Concentration

   To date, approximately forty-five customers have accounted for all of the Company's sales. For 1996, six customers accounted for 79% of the Company's sales, and as of December 31, 1996, six customers accounted for most of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1996. During the first quarter of 1997, five customers accounted for 64% of the Company's sales, and as of March 31, 1997, six customers accounted for 90% of the Company's backlog scheduled for shipment in the twelve months subsequent to March 31, 1997.
The Company anticipates that it will continue to sell its radio systems to a changing but still relatively small group of customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems or services may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services, (for example, Pocket Communications, Inc., a [potential] customer of the Company, recently filed for Chapter 11 Bankruptcy protection and may therefore limit its future orders). There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations."


Significant Fluctuations in Results of Operations

   The Company has experienced and may in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements, among other factors. As a result, the Company's operating results for a particular period have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such order, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to March 31, 1997 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

   A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products and technologies could cause customers to defer or cancel purchases of the Company's systems, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and may continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include: new product introductions and enhancements, including related costs; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; mix of systems and related software tools sold; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions; changes in pricing by the Company, its customers or suppliers; inventory obsolescence; natural disasters; seasonality; market acceptance and the timing of availability of new products by the Company or its customers; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products. The Company expects to continue to expend significant resources with respect to the development, ramp-up of production and anticipated commercial shipments of its newest products and expects its gross margins to be adversely affected due to the start-up inefficiencies associated with these products, among many other factors. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected. See "Results of Operations."


Dependence on Contract Manufacturers; Reliance on Sole or Limited
Sources of Supply

   The Company's internal manufacturing capacity is very limited. The Company utilizes contract manufacturers such as Remec, Inc., Sanmina Corporation, SPC Electronics Corp., GSS Array Technology, Celeritek, Inc. and Senior Systems Technology Inc. to produce its systems, components and subassemblies and expects to rely increasingly on these and other manufacturers in the future. The Company also relies on outside vendors to manufacture certain other components and subassemblies. Certain necessary components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. In particular, ELTEL, MilliWave, Scientific Atlanta and Xilinx, Inc. each are sole source suppliers for critical components used in the Company's radio systems. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers will be sufficient to fulfill the Company's orders. Failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results.

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


No Assurance of Successful Expansion of Operations; Management of
Growth

   Recently, the Company has significantly increased the scale of its operations to support the increases in its sales levels that have occurred and to address critical infrastructure and other requirements. This increase has included the leasing of new space, the opening of branch offices in the United Kingdom, Germany and Singapore, the acquisition of a majority interest in Geritel, and the acquisitions of ACS, Technosystem and CSM, significant investments in research and development to support product development, including the new products recently introduced, and the hiring of additional personnel, including in sales and marketing, manufacturing and operations and finance and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. See "--Very Limited Operating History." Expansion of the Company's operations has caused and is continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. In addition, the Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its acquired or to be acquired companies in Rome and Milan Italy, France, Poland, New Jersey, Florida and Virginia. In addition, the Company must establish and improve a variety of systems, procedures and controls to more effectively coordinate its activity in acquired or to be acquired companies (including their facilities) in Italy, France, Poland, New
Jersey, Florida and Virginia and their respective offices and customer bases. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

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

   The Company has pursued, and will continue to pursue, growth opportunities through internal development and acquisitions of complementary businesses and technologies. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. In addition, acquisitions may involve difficulties in the retention of personnel, diversion of management's attention, unexpected legal liabilities, and tax and accounting issues. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into its operations, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operation.

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

   To date, most of the Company's sales have been to customers located outside the United States. In addition, in 1996, the Company acquired a 51% interest in Geritel and in February 1997, a 100% interest in Technosystem. Both companies are located in Europe and sell products primarily to customers in Europe. The Company's future results of operations will be dependent in significant part on its ability to penetrate the telecommunications market in the United States and foreign countries in which the Company has not yet established a meaningful presence. There can be no assurance that the Company will be successful in penetrating these additional markets.

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


International  Operations; Risks of Doing Business in  Developing
Countries

   Most of the Company's sales to date have been made to customers located outside of the United States. In addition, in 1996, the Company acquired a 51% interest in Geritel and in February 1997, a 100% interest in Technosystem which are located in Europe and will sell their products primarily to customers in Europe. The Company anticipates that international sales will continue to account for at least a majority of its sales for the foreseeable future. The Company's international sales may be denominated in foreign or United States currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company seeks to mitigate its currency exposure through hedging measures, these measures have been and in the future may be limited in their effectiveness. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, including Geritel and Technosystem, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Many of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Extensive Government Regulation

   Radio communications are subject to extensive regulation by the United States and foreign laws and international treaties. The Company's equipment must conform to a variety of domestic and international requirements. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In order for the Company to operate in a jurisdiction, it must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of systems by the Company to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require the Company to modify its radio systems and incur substantial costs to comply with such time-consuming regulations and changes. In addition, the Company is also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, the Company could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services. These delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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


No Assurance of Product Quality, Performance and Reliability

    The Company has limited experience in producing and manufacturing its systems and contracting for such manufacture. The Company's customers require very demanding specifications for quality, performance and reliability. There can be no assurance that problems will not occur in the future with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and product returns and discounts, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in order to maintain its ISO 9001 registration, the Company periodically must undergo a recertification assessment. Failure to maintain such registration could materially adversely affect the Company's business, financial condition and results of operations. Geritel has been approved for ISO 9001 registration, and other facilities will also be undergoing an ISO 9001 registration and there is no assurance that such registration will be achieved.


Acquisitions

   In the future, the Company will pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. In addition, acquisitions, such as Geritel, ACS, Technosystem, CRC and CSM involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, operating companies in different geographical locations with different cultures, and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

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


Control  by  Existing  Stockholders;  Effects  of  Certain  Anti-
Takeover Provisions

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


Possible  Adverse  Effect on Market Price  for  Common  Stock  of
Shares Eligible for Future Sale After the Offering

   Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Shares of Common Stock sold in the initial public offering in March 1995 and follow-on offerings in August 1995 and May 1996, shares to be registered in connection with the acquisitions of CRC and CSM, and shares of unregistered stock, including those shares issued in connection with the acquisition of ACS, and option shares registered on the Company's registration statements covering employee compensation plans are also, or will be in the near future, eligible for immediate sale in the public market at any time. Most of the other shares of the Company's Common Stock are not restricted and are freely tradeable in the public market.


Part II.         Other Information
----------------------------------

Item 1.   Legal Proceedings.   None.

Item 2.   Changes in Securities.   None.

Item 3.   Defaults Upon Senior Securities.   None.

Item 4.   Submission of Matters to a Vote of Securityholders. None.

Item 5. Other Information. On April 15, 1997, the Company entered into an agreement to acquire all of the outstanding shares of capital stock of Control Resources Corporation ("CRC"), a provider of integrated network access devices to network service providers, in a stock-for-stock merger. CRC, located in Fair Lawn, New Jersey, manufactures products used by the communications industry to connect end user sites to a range of communications services. CRC's NetPath product line enables network service providers to offer their customers a migration path from entry-level data services to cost-effective integrated delivery of voice, video and Internet access. The NetPath product line also supports the network service provider's introduction of new technologies including asynchronous transfer mode and frame relay.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               2.3(1) Securities Purchase Agreement, dated February 5, 1997, by and among P-Com, Inc. and all securityholders of Technosystem S.p.A.

               2.4(2)  Asset Purchase Agreement, dated February 12, 1997,
                       by and among  P-Com,  Inc.,  Columbia   Spectrum
                       Management, L.P., and all partners of Columbia Spectrum Management, L.P..

             10.30A Loan Agreement dated March 3, 1997 by and between the Company and Union Bank of California, N.A.

             10.30B Amendment dated May 7, 1997 to the Loan Agreement dated March 3, 1997 by and between the Company and Union Bank of California, N.A.

                27     Financial Data Schedule

        (b)  Reports on Form 8-K.

                       Report on Form 8-K dated February 24, 1997, regarding the Company's acquisition of Technosystem S.p.A., as filed with the Securities and Exchange Commission on March 10, 1997.

                       Report on Form 8-K dated March 7, 1997, regarding the Company's acquisition of Columbia Spectrum Management, L.P., as filed with the Securities and Exchange Commission on March 21, 1997.

_____________________________________

(1)    Previously filed as exhibit to the Company's Current
       Report on Form 8-K dated February 24, 1997, as filed with the Securities and Exchange Commission on March 10, 1997 (File No. 0-25356).

(2)    Previously  filed  as  exhibit to  the  Company's  Current
       Report on Form 8-K dated March 7, 1997, as filed with the Securities and Exchange Commission on March 21, 1997 (File No. 0-25356).



  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        P-COM, INC.
                        (Registrant)






    Date:     May 15, 1997   By:  /s/   George Roberts
                                ------------------------
                                George Roberts
                                Chairman of the Board of Directors
                                and Chief Executive Officer






    Date:     May 15, 1996   By:  /s/   Michael Sophie
                                ------------------------
                                Michael Sophie
                                Chief Financial Officer and
                                Vice President Finance and Administration


EXHIBIT INDEX


    Exhibit
      No.


    10.30A Loan Agreement dated March 3, 1997 by and between the Company and Union Bank of California, N.A.

    10.30B    Amendment dated May 7, 1997 to the Loan Agreement dated March
              3, 1997 by and between the Company and Union Bank of California, N.A.

      27      Financial Data Schedule