Form 10-Q
period 1997-06-30
P-COM INC
filed 1997-08-18
CIK 935493

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON AUGUST 14, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.*

---------------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997.

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to       .
                                         ------    ------

                 Commission File Number: 0-25356
                                         -------

                           P-Com, Inc.
---------------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

           Delaware                            77-0289371
---------------------------------------------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)



3175 S. Winchester Boulevard, Campbell, California          95008
---------------------------------------------------------------------
(Address of principal executive offices)                  (zip code)

Registrant's telephone number, including area code:    (408) 866-3666
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

Yes   [ X ]      No   [   ]

As of August 7, 1997, there were 20,707,999 shares of the Registrant's Common Stock outstanding, par value $0.0001.

This quarterly report on Form 10-Q Consists of 24 pages of which this is page 1.

The Exhibit Index appears on page 24.

* Although the Form 10-Q was received by the Commission on August 15, 1997, pursuant to Rule 201(a)(4), the filing shall be deemed to have been made on August 14, 1997.


                           P-COM, INC.
                        TABLE OF CONTENTS


PART I. Financial Information                             Page Number
        ---------------------                             -----------

     Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          June 30, 1997 and December 31, 1996 ................ 3

          Condensed Consolidated Statements of Operations
          for the three and six month periods ended
          June 30, 1997 and 1996 ............................. 4

          Condensed Consolidated Statements of Cash Flows
          for the six month periods ended June 30,
          1997 and 1996 ...................................... 5

          Notes to Condensed Consolidated Financial
          Statements ......................................... 6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .................................... 9

PART II.  Other Information
          -----------------

     Item 1.   Legal Proceedings ............................ 21

     Item 2.   Changes in Securities ........................ 21

     Item 3.   Defaults Upon Senior Securities .............. 21

     Item 4.   Submission of Matters to a Vote of Security
               Holders ...................................... 21

     Item 5.   Other Information ............................ 22

     Item 6.   Exhibits and Reports on Form 8-K ............. 22

Signatures .................................................. 23

                                2

                 PART I.   FINANCIAL INFORMATION
                ---------------------------------

ITEM 1.
                           P-COM, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                           June 30,       December 31,
                                             1997             1996
                                          -----------------------------
                                          (unaudited)

ASSETS
Current assets:
  Cash and cash equivalents               $   19,511      $   42,025
  Accounts receivable, net                    52,059          42,804
  Notes receivable                               199           2,013
  Inventory                                   42,182          30,819
  Prepaid expenses and other
   current assets                             13,726           6,052
                                          ----------      ----------
   Total current assets                      127,677         123,713

Property and equipment, net                   22,227          19,955
Goodwill and other assets                     40,402           2,573
                                          ----------      ----------
                                          $  190,306      $  146,241
                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $   26,324      $   23,960
  Accrued employee benefits                    3,241           1,378
  Other accrued liabilities                    4,350           5,160
  Income taxes payable                         4,225           2,494
  Notes payable                               17,541           2,116
                                          ----------      ----------
   Total current liabilities                  55,681          35,108
                                          ----------      ----------

Long-term debt                                 2,087             260
                                          ----------      ----------

Minority interest                                652             619
                                          ----------      ----------

Stockholders' equity:
  Common Stock                                    30              30
  Additional paid-in capital                 128,617         112,397
  Retained earnings                            3,716          (2,246)
  Cumulative translation adjustment             (477)             73
                                          ----------      ----------
   Total stockholders' equity                131,886         110,254
                                          ----------      ----------
                                          $  190,306      $  146,241
                                          ==========      ==========


The accompanying notes are an integral part of these financial statements.

                                3

                           P-COM, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands, except per share data, unaudited)

                                    Three Months Ended June 30,      Six Months Ended June 30,
                                    ---------------------------      -------------------------
                                         1997           1996              1997          1996
                                         ----           ----              ----          ----

Net sales                           $   48,914     $   21,356        $   87,771     $   40,673
Cost of sales                           28,377         12,588            51,630         24,609
                                    ----------     ----------        ----------     ----------
Gross profit                            20,537          8,768            36,141         16,064
                                    ----------     ----------        ----------     ----------
Operating expenses:
Research and development                 7,051          4,483            13,825          8,393
Selling and marketing                    3,832          1,475             6,598          2,937
General and administrative               3,594          1,265             6,335          2,456
                                    ----------     ----------        ----------     ----------
 Total operating expenses               14,477          7,223            26,758         13,786

Income from operations                   6,060          1,545             9,383          2,278
Interest and other income
  (expense), net                           (59)           134               (68)           129
                                    ----------     ----------        ----------     ----------
Income before income taxes               6,001          1,679             9,315          2,407
Provision for income taxes               1,800            206             3,353            357
                                    ----------     ----------        ----------     ----------
Net income                          $    4,201     $    1,473        $    5,962     $    2,050
                                    ==========     ==========        ==========     ==========

Net income per share                $     0.20     $     0.08        $     0.28     $     0.11
                                    ==========     ==========        ==========     ==========
Weighted average common
  and common equivalent shares          21,332         19,320            21,200         18,760
                                    ==========     ==========        ==========     ==========


The accompanying notes are an integral part of these financial statements.

                                4

                           P-COM, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, unaudited)


                                                Six Months Ended June 30,
                                                -------------------------
                                                    1997          1996
                                                    ----          ----
Cash flows from operating activities:
-------------------------------------
Net income                                      $    5,962     $    2,050
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                      2,664          1,354
  Change in minority interest                           33             --
  Change in assets and liabilities (net of
     acquisition balances):
     Accounts receivable                            (6,551)        (7,057)
     Notes receivable                                1,814             --
     Inventory                                      (7,114)        (6,890)
     Prepaid expenses                               (5,804)        (3,007)
     Other assets                                     (733)           (29)
     Accounts payable                               (3,603)         3,918
     Accrued employee benefits                       1,278            199
     Income taxes payable                            1,731             --
     Other accrued liabilities                      (3,992)           236
                                                ----------     ----------
       Net cash used in operating activities       (14,315)        (9,226)
                                                ----------     ----------

Cash flows from investing activities:
-------------------------------------
Acquisition of property and equipment               (3,076)        (5,945)
Acquisition of Geritel, S.p.A., net                     --         (2,714)
Acquisition of Technosystem, S.p.A., net of
  cash acquired                                     (3,057)            --
Acquisition of Columbia Spectrum Management,
  L.P., net of cash acquired                        (7,798)            --
                                                ----------     ----------
     Net cash used in investing activities         (13,931)        (8,659)
                                                ----------     ----------
Cash flows from financing activities:
-------------------------------------
Proceeds of bank line of credit                     15,000            520
Payment of notes payable                           (10,770)            --
Proceeds of long term debt                             332             --
Proceeds from stock issuances, net of expense        1,720         53,731
                                                ----------     ----------
  Net cash provided by financing activities          6,282         54,251
                                                ----------     ----------

Effect of exchange rate changes on cash               (550)           (40)

Net increase (decrease) in cash and cash
  equivalents                                      (22,514)        36,326

Cash and cash equivalents at the
  beginning of the period                           42,025          8,186
                                                ----------     ----------

Cash and cash equivalents at the
  end of the period                             $   19,511     $   44,512
                                                ==========     ==========

Supplemental cash flow disclosures:
  Cash paid for income taxes                    $    1,510     $       --
  Stock issued in connection with the
    acquisition of CSM                          $   14,500     $       --
  Cash paid for interest                        $      459     $      175


The accompanying notes are an integral part of these financial statements.

                                5

                                   P-COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

       The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. On May 29, 1997, the Company acquired Control Resources Corporation ("CRC") in a stock-for-stock merger. This transaction has been accounted for based on the pooling-of-interests method of accounting. As a result, prior period amounts have been restated to present the effect as if the two companies had been combined for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned and partially-owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 1997, and the results of its operations, and its cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the Company's audited 1996 financial statements, including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three and six month period ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997. The following discussion may contain forward looking statements which are subject to the risk factors set forth in "Certain Factors Affecting Operating Results" contained in Item 2.

2.   Recently Issued Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is effective for the Company's fiscal year ending December 31, 1997, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and six month periods ended June 30, 1997 and June 30, 1996, the Company's earning per share would have been as follows:

                        Three Months Ended    Three Months Ended
                             June, 30             June, 30
                        ------------------    ------------------
                           1997       1996       1997       1996
Earnings per share:
Basic                   $  0.20    $  0.08    $  0.29    $  0.11
Diluted                 $  0.20    $  0.08    $  0.28    $  0.11


      In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of 1998.

      In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 131 are effective in 1998.

                             6

3.   Mergers and Acquisitions

      On May 29, 1997, the Company acquired all of the outstanding shares of capital stock of CRC, a provider of integrated network access devices to network service providers, in exchange for 751,478 shares of P-Com Common Stock that were issued or are issuable to former CRC securityholders in a stock-for-stock merger. CRC, located in Fair Lawn, New Jersey, manufactures products used by the communications industry to connect end user sites to a range of communications services. CRC's NetPath product line enables network service providers to offer their customers a migration path from entry-level data services to cost-effective integrated delivery of voice, video and Internet access. The NetPath product line also supports the network service provider's introduction of new technologies including asynchronous transfer mode and frame relay.

      The unaudited combined net sales and net income (loss) shown below combine the historical net sales and net income
(loss) of P-Com and CRC for the three and six months ended June 30, 1996 in each case as if the merger had occurred at the beginning of the earliest period presented.

                            Three Months Ended               Six Months Ended
                               June 30, 1996                   June 30, 1996
                     ------------------------------   ------------------------------
                       P-Com       CRC     Combined     P-Com       CRC     Combined

Net Sales            $ 19,788   $  1,568   $ 21,356   $ 37,340   $  3,333   $ 40,673
Net Income (Loss)    $  2,384   $   (911)  $  1,473   $  3,743   $ (1,693)  $  2,050



      On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P. ("CSM"), a Vienna, Virginia-based company, for $8.0 million in cash and 393,888 net shares of Common Stock valued at $14.5 million. The former partners of CSM may receive up to $1,500,000 in cash (as part of such $8.0 million cash amount) over the next two years, subject to the satisfaction of certain indemnification obligations, and the 393,888 net shares issued to the former partners are a restated amount, as determined pursuant to the terms of the asset purchase agreement. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies.

      On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland, for aggregate proceeds of $3.3 million and the assumption oflong-term debt of approximately $12.7 million in addition to other liabilities. The Company has made a cash payment of $2.6 million and an additional payment of $0.7 million will be due on March 31, 1998, subject to
certain    indemnification    obligations  of   the   former
Technosystem securityholders, as set forth in the securities
purchase   agreement.   Technosystem   designs, manufactures
and  markets equipment  for  transmitters  and  transponders
for  television  and  radio   broadcasting.  The range    of
products   include   audio/video   modulators,   converters,
amplifiers,  transponders,  transmitters and microwave links.

       The Company accounted for its acquisitions of Technosystem and CSM based on the purchase method of accounting. The results of these acquired entities are included from the date of acquisition and were not material to the Company's results of operations. The Company accounted for its acquisition of CRC as a pooling of interests and, therefore, all prior period financial statements presented, and the financial statements as of June 30, 1997 and for the three and six months then ended, were restated as if the merger took place at the beginning of such periods.

     The total purchase price of the acquisitions of CSM and Technosystem is as follows (in thousands):

                                 Technosystem        CSM           Total

Cash payment                      $    2,600     $    8,000     $   10,600
Contingent consideration                 700             --            700
Issuance of common stock          $       --     $   14,500     $   14,500
Expenses                                 471            128            599
                                  ----------     ----------     ----------
           Total                  $    3,771     $   22,628     $   26,399
                                  ==========     ==========     ==========


                                      7

The allocation of the purchase price of the acquisitions of CSM and Technosystem was as follows (in thousands):

                                   Technosystem        CSM           Total

Cash and cash equivialents          $       14     $      330     $      344
Accounts receivable                      2,704             --          2,704
Inventory                                4,196             --          4,196
Other current assets                     1,870             53          1,923
Property and equipment                     597            222            819
Non-current assets                         129              5            134
Intangible assets                       15,775         22,228         38,003
Current liabilities assumed             (8,824)          (210)        (9,034)
Long-term debt                         (12,690)            --        (12,690)
                                    ----------     ----------     ----------
           Total                    $    3,771     $   22,628     $   26,399
                                    ==========     ==========     ==========

4.   Borrowing Arrangements

     The Company entered into a new revolving line of credit agreement on March 3, 1997 (as amended on May 7, 1997) that provides for borrowings of up to $17,500,000. The line of credit expires on March 31, 1998. Borrowings under the line are unsecured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. As of June 30, 1997, the Company's Quick Ratio was 1.20:1.0 as compared to the bank requirement of 1.30:1.0, and the Company's Debt to Tangible Net Worth was 0.62:1.0 as compared to the bank requirement of 0.60:1.0. The bank conceded to the Company's ratios and granted a written waiver with respect to such convenants.

5.   Inventories

       Inventories   consist  of  the   following   (in
thousands):

                                     June 30,          Dec. 31,
                                      1997               1996
                                   (unaudited)
                                    ----------        ----------
        Raw materials               $    6,335        $    7,948
        Work-in-process                 23,370            15,834
        Finished goods                  12,477             7,037
                                    ----------        ----------

                                    $   42,182        $   30,819
                                    ==========        ==========

6.   Property and equipment

     Property and equipment consist of the following (in thousands):

                                     June 30,          Dec. 31,
                                       1997              1996
                                   (unaudited)
                                    ----------        ----------
    Tooling and test equipment      $   21,720        $   20,044
    Computer equipment                   3,601             2,482
    Furniture and fixtures               3,291             2,056
    Land and buildings                   1,390             1,204
    Construction-in-process              1,496             1,817
                                    ----------        ----------
                                        31,498            27,603
    Less - accumulated
      depreciation and amortization     (9,271)           (7,648)
                                    ----------        ----------
                                    $   22,227        $   19,955
                                    ==========        ==========

                                8

ITEM  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

       The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of net sales for the periods indicated. In addition, the discussion and analysis contained in this Item 2 may contain forward looking statements which are subject to the risk factors set forth in "Certain Factors Affecting Operating Results".

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as those discussed in the Company's 1996 Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission.


                                     Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                       1997      1996          1997      1996

        Net sales                     100.0%    100.0%        100.0%    100.0%

        Cost of sales                  58.0      58.9          58.8      60.5
                                     -------   -------       -------   -------
        Gross profit margin            42.0      41.1          41.2      39.5
        Operating expenses
          Research and
            development                14.4      21.0          15.8      20.7
          Selling and
            marketing                   7.8       6.9           7.5       7.2
          General and
            administrative              7.4       5.9           7.2       6.0
                                     -------   -------       -------   -------
        Total operating expenses       29.6      33.8          30.5      33.9
                                     -------   -------       -------   -------
        Income from operations         12.4       7.3          10.7       5.6
                                     -------   -------       -------   -------
        Interest and other
          income (expense),net         (0.1)      0.6          (0.1)      0.3
                                     -------   -------       -------   -------
        Income before income
          taxes                        12.3       7.9          10.6       5.9
        Provision for income
          taxes                         3.7       1.0           3.8       0.9
                                     -------   -------       -------   -------
        Net income                      8.6%      6.9%          6.8%      5.0%
                                     =======   =======       =======   =======



Results  of  Operations for the Three and Six  Months  Ended
June 30, 1997 and 1996

  Net Sales. Net sales for the three months ended June 30, 1997 and 1996 were approximately $48.9 million and $21.4 million, respectively. Net sales for the six months ended June 30, 1997 and 1996 were approximately $87.8 million and $40.7 million, respectively. The increases were primarily due to increased unit sales of 38 GHz and 23 GHz radio systems to new and existing customers and recent acquisitions. For the six months ended June 30, 1997, seven customers accounted for 61% of the sales of the Company. For the six months ended June 30, 1996, five customers accounted for 67% of the sales of the Company.

   Gross Profit. For the three months ended June 30, 1997 and 1996, gross profit was approximately $20.5 million, or 42.0% of net sales, and approximately $8.8 million, or 41.1% of net sales, respectively. For the six months ended June 30, 1997 and 1996, gross profit was approximately $36.1 million or 41.2% of net sales, and approximately $16.1 million, or 39.5% of net sales, respectively. The improvement in gross profit was primarily due to product design improvements and economies of scale and recent acquisitions. There can be no assurance that either of these trends will continue.

   Research and Development. For the three months ended June 30, 1997 and 1996, research and development expenses were approximately $7.1 million and $4.5 million, respectively. The increase in research and development expenses during the three months ended June 30, 1997 as compared to the corresponding period in 1996 was due primarily to expenses associated with increased staffing and recent acquisitions. As a percentage of net sales, research and development expenses decreased from 21.0% in the three months ended June 30, 1996 to 14.4% in the corresponding period in 1997. The decrease in research and development expenses as a percentage of net sales was primarily due to a higher level of sales in the three months ended June 30, 1997, as compared to the corresponding period in 1996.

  Research and development expenses for the six months ended June 30, 1997 and 1996 were approximately $13.8 million and $8.4 million, respectively. The increase in research and development during the six months ended June 30, 1997, as compared to the corresponding period in 1996 was due primarily to increased staffing and recent acquisitions. As a percentage of sales, research and development expenses decreased from 20.7% in the six months ended June 30, 1996 to

                                    9

15.8% in the corresponding period in 1997. The decrease in research and development expenses as a percentage of sales during the six months ended June 30, 1997 as compared to the corresponding period in 1996 was primarily due to a higher level of sales in the six months ended June 30, 1997. The Company expects that research and development expenses will continue to increase significantly in dollars during the remainder of 1997.

Selling and Marketing.   For the  three
months ended June 30, 1997 and 1996, selling and marketing expenses were approximately $3.8 million and $1.5 million, respectively. The increase in selling and marketing expenses in the three months ended June 30, 1997 as compared to the corresponding period in 1996 was primarily due to increased staffing, recent acquisitions, and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of net sales, selling and marketing expenses increased from 6.9% in the three months ended June 30, 1996 to 7.8% in the corresponding period in 1997. The increase in selling and marketing expenses as a percentage of net sales was primarily due to the expansion of Company's international sales, especially to South America and the Pacific Rim.

   Selling and marketing expenses for the six months ended June 30, 1997 and 1996 were approximately $6.6 million and
$2.9 million, respectively. The increase in selling and marketing during the six months ended June 30, 1997, as compared to the corresponding period in 1996 was due primarily to increased staffing, recent acquisitions, and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.2% in the six months ended June 30, 1996 to 7.5% in the corresponding period in 1997. The increase in selling and marketing expenses as a percentage of sales during the six months ended June 30, 1997 as compared to the corresponding period in 1996 was primarily due to the expansion of Company's international sales. The Company expects that selling and marketing expenses will continue to increase significantly in absolute dollars during the remainder of 1997.

   General and Administrative. For the three months ended June 30, 1997 and 1996, general and administrative expenses were $3.6 million and $1.3 million, respectively. This increase was principally due to increases in staffing and other costs resulting from the Company's expansion of its operations and goodwill amortization associated with the Company's acquisitions of Geritel, Technosystem and CSM. As a percentage of net sales, general and administrative expenses were 7.4% for the three months ended June 30, 1997 as compared to 5.9% in the corresponding period in 1996. This increase in general and administrative expenses as a percentage of net sales was due primarily to goodwill amortization associated with the Company's acquisitions.

   General and administrative expenses for the six months ended June 30, 1997 and 1996 were approximately $6.3 million and $2.5 million, respectively. This increase was due primarily to increased staffing and other costs resulting from the Company's expansion of its operations and goodwill amortization associated with the Company's acquisitions of Geritel, Technosystem and CSM. As a percentage of sales, general and administrative expenses increased from 6.0% in the six months ended June 30, 1996 to 7.2% in the corresponding period in 1997. The increase in general and administrative expenses as a percentage of sales during the six months ended June 30, 1997 as compared to the corresponding period in 1996 was primarily due to the expansion of Company's operations and goodwill amortization associated with the Company's acquisitions. The Company expects that general and administrative expenses will continue to increase significantly in absolute dollars during the remainder of 1997.

   Interest and Other Income (Expense), Net. The Company incurred net interest and other expense of $59,000 during the three months ended June 30, 1997, as compared to $134,000 of net interest and other income during the corresponding period in 1996. The Company incurred net interest and other expense of $68,000 during the six months ended June 30, 1997, as compared to $129,000 of net interest and other income during the corresponding period in 1996. The increase in net interest and other expense was primarily due to interest expense incurred on borrowings under the Company's bank line of credit, partially offset by exchange rate gain generated by collections of foreign accounts.

Liquidity and Capital Resources

  The Company used approximately $14.3 million in operating activities during the six months ended June 30, 1997, primarily due to an increase in accounts receivable, prepaid expenses and inventory of $6.6 million, $5.8 million and $7.1 million, respectively, and a decrease in accounts payable and other accrued liabilities of $3.6 million and $4.0 million, respectively. This was partially offset by net income of $6.0 million, depreciation and amortization expense of $2.7 million, increase in notes receivable of $1.8 million, and increases in accrued employee benefits and income taxes payable of $1.3 million and $1.7 million, respectively.

  The Company used approximately $13.9 million in investing activities during the six months ended June 30, 1997 consisting of approximately $3.1 million to purchase Technosystem and $7.8 million to purchase CSM, and $3.1 million to acquire capital equipment.

                                  10

  The Company generated approximately $6.3 million in financing its activities during the six months ended June 30, 1997. The Company received approximately $15.0 million from its borrowings under its bank line of credit, partially offset by the payment of approximately $10.8 million to retire a portion of the bank debt of Technosystem and all of the bank debt of Geritel, S.p.A. ("Geritel"), and approximately $1.7 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

  At June 30, 1997 and December 31, 1996, accounts receivable were approximately $52.1 million and $42.8 million, respectively. Of the $9.3 million increase that occurred in the six months ended June 30, 1997, $7.3 million was due to the acquisition of accounts receivable from both Technosystem and CSM. At June 30, 1997 and December 31, 1996, inventory was approximately $42.2 million and $30.8 million, respectively. Of the $11.4 million increase that occurred in the six months ended June 30, 1997, $5.4 million was due to the acquisition of inventory from Technosystem and CSM. At June 30, 1997 and December 31, 1996, notes payable were approximately $17.5 million and $2.1 million, respectively. Of the $15.4 million increase that occurred in the six months ended June 30, 1997, $15.0 million was due to borrowings under the bank line of credit.

   At June 30, 1997, the Company had working capital of approximately $72.0 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks that could materially adversely affect the Company's business, prospects, financial condition and results of operations.

   The Company's principal sources of liquidity as of June 30, 1997 consisted of approximately $19.5 million of cash and cash equivalents. In addition, the Company has a $17.5 million line of credit with Union Bank of California which expires in March 1998. Borrowings under the line are unsecured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. As of June 30, 1997, the Company's Quick Ratio was 1.20:1.0 as compared to the bank requirement of 1.30:1.0 and the Company's Debt to Tangible Net Worth was 0.62:1.0 as compared to the bank requirement of 0.60:1.0. The bank conceded to the Company's ratios and granted a written waiver with respect to such convenants. As of June 30, 1997, the Company had total borrowings of approximately $13.0 million in cash and approximately $2.6 million outstanding in the form of stand-by line of credit under such line and had $1.9 million available for additional borrowings under.

   As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company made several acquisitions and a merger during the first half of 1997. Note 3 discusses the acquisition of 100% of the equity of Technosystem, S.p.A. on February 24, 1997, the acquisition of substantially all of the assets of Columbia Spectrum Management, L.P. on March 7, 1997 and the acquisition of all of the outstanding shares of capital stock of Control Resources Corporation on May 29, 1997.

      At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel, Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, CRC and CSM, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any, and funds available from the Company's bank line of credit will be adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. For a discussion of risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results -- Future Capital Requirements" and "Acquisitions".

                                  11

CERTAIN FACTORS AFFECTING OPERATING RESULTS


Limited Operating History

   The Company was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the second quarter of fiscal 1997, the Company generated a cumulative net profit of approximately $3.7 million. From October 1993 through June 30, 1997, the Company generated sales of approximately $242.4 million, of which $189.6 million, or 78% of such amount, was generated in the year ended December 31, 1996 and the first half of 1997. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's very limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1996 and the first half of 1997, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1996 or in the first half of 1997 or that sales will not decline. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks. See "Results of Operations."

Significant Customer Concentration

   To date, approximately seventy customers have accounted for all of the Company's sales. For 1996, six customers accounted for 75% of the Company's sales, and as of December 31, 1996, six customers accounted for most of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1996. During the first half of 1997, six customers accounted for 63% of the Company's sales, and as of June 30, 1997, four customers accounted for 60% of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1997. The Company anticipates that it will continue to sell its products to a changing but still relatively small group of customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services, (for example, certain potential customers in the telecommunication industry have been reported to have undergone recent financial difficulties and may therefore limit their future orders). There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations."

Significant Fluctuations in Results of Operations

  The Company has experienced and may in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. There can be no assurance that the Company will be able to obtain such large orders from single customers in the future. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements, among other factors. As a result, the Company's operating results for a particular period have in the past been and may in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Much of the anticipated growth in telecommunication infrastructure results from the entrance of new service providers, many of whom do not have the financial resources of existing service providers. To the extent these new service providers are unable to adequately finance their operations, they may cancel orders. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such order, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1997 can be canceled since orders are often made substantially

                                  12
in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter.
Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

   In connection with its efforts to ramp-up production of recently introduced products, the Company expects to continue to make substantial capital investments in equipment, recruit and train additional personnel and possibly invest in additional manufacturing facilities. The Company anticipates that these expenditures may be made in advance of, and in anticipation of, increased sales and, therefore, that its gross margins will be adversely affected from time-to-time due to short-term inefficiencies associated with addition of equipment, personnel or facilities, and that each cost category may increase as a percentage of revenues from time-to-time on a periodic basis. As a result, the Company's operating results will vary.

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

                                    13

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

No   Assurance   of  Successful  Expansion  of   Operations;
Management of Growth

      Recently, the Company has significantly increased the scale of its operations to support the increases in its sales levels that have occurred and to address critical infrastructure and other requirements. This increase has included the leasing of new space, the opening of branch offices in the United Kingdom, Germany and Singapore, the acquisition of a majority interest in Geritel, and the acquisitions of ACS, Technosystem, CSM and CRC, significant investments in research and development to support product development, including the new products recently introduced, and the hiring of additional personnel, including in sales and marketing, manufacturing and operations and finance and has resulted in significantly higher operating expenses. The Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. See "-- Limited Operating History." Expansion of the Company's operations has caused and is continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. In addition, the Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its acquired or to be acquired companies in Rome and Milan Italy, France, Poland, New Jersey, Florida and Virginia. In addition, the Company must establish and improve a variety of systems, procedures and controls to more effectively coordinate its activity in acquired or to be Acquired companies (including their facilities) in Italy, France, Poland, New Jersey, Florida and Virginia and their respective offices and customer bases. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base and the monitoring of its third party
manufacturers  and  suppliers.  Although  the  Company   has
substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

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

                                  14

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

Trade Account Receivables

  The Company is subject to credit risk in the form of trade account receivables. The Company may in certain circumstances be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially in the case of customers who are in the early phases of business development. In addition, many of the Company's foreign customers are accustomed to paying their suppliers on longer terms than those typically existing in the United States. See "--International Operations; Risks of Doing Business in Developing Countries." Generally, the Company does not require collateral or other security to support customer receivables.

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

Acquisitions

   In the future, the Company will pursue acquisitions of complementary product lines, technologies or businesses. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect any Company profitability. All of the Company's acquisitions to date, except CRC, are being accounted for under the purchase method of accounting and as a result a significant amount of goodwill is being amortized as set forth in the Company's Financial Statements. In addition, acquisitions, such as Geritel, ACS, Technosystem, CRC and CSM involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, operating companies in different geographical locations with different cultures, and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, however, there can be no assurance as to the effect thereof on the Company's business, financial condition or operating results.

   There can be no assurance that any operations of Geritel, ACS, Technosystem, CRC or CSM will be profitable after the acquisitions or merger. Moreover, there can be no assurance that the anticipated benefits of the Geritel, ACS, Technosystem, CRC and CSM acquisitions will be realized. The process of integrating the operations of Geritel, ACS, Technosystem, CRC and CSM into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

Uncertainty of Market Acceptance

     The future operating results of the Company depend to a significant extent upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the

                                   15

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

Intensely Competitive Industry

       The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media. The Company experiences intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and broader telecommunications product lines, including Digital Microwave Corporation, California Microwave, Inc., Inova Corporation, Alcatel Network Systems, Philips T.R.T., Adtran, Inc., Western Multiplex Corporation, Cylink Corporation, Larus Corporation, Ericsson Limited, Harris Corporation -- Farinon Division and Nokia Telecommunications, most of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company also faces competition from startup companies. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. Certain of such customers and partners have access to the Company's technology or are granted the right to use the technology for purposes of manufacturing under defined circumstances. The Company's future results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. Recently, certain of the Company's

                                 16
competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. Within the near future, the Company expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features, that may or may not be comparable to the Company's products, which could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems or technologies obsolete or noncompetitive. The Company expects to continue to experience significant price competition that may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. There can be no assurance that the Company will be able to compete successfully in the future.

Requirement for Response to Rapid Technological  Change  and
Requirement for Frequent New Product Introductions

      The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new systems and enhancements and related software tools on a timely and cost-effective basis that respond to changing customer requirements. Recently the Company has been developing spread spectrum and point-to-multipoint radio systems. Any success of the Company in developing new and enhanced systems and related software tools will depend upon a variety of factors, including new product selection, integration of the various elements of its complex technology, timely and efficient completion of system design, timely and efficient implementation of manufacturing and assembly processes and its cost reduction program, development and completion of related software tools, system performance, quality and reliability of its systems and development and introduction of competitive systems by competitors. The Company has experienced and may continue to experience delays from time to time in completing development and introduction of new systems and related software tools, including products acquired in its recent acquisitions. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new systems or enhancements or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

International  Operations;  Risks  of  Doing   Business   in
Developing Countries

      Most of the Company's sales to date have been made to customers located outside of the United States. In addition, in 1996, the Company acquired a 51% interest in Geritel and in February 1997, a 100% interest in Technosystem which are located in Europe and will sell their products primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for at least a majority of its sales for the foreseeable future. The Company's international sales may be denominated in foreign or United States currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. Although the Company seeks to mitigate its currency exposure through hedging measures, these measures have been and in the future may be limited in their effectiveness. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, including Geritel and Technosystem, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the possibility of difficulty in accounts receivable collections. Many of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

      International telephone companies are in many cases owned or strictly regulated by local regulatory authorities. Access to such markets is often difficult due to the established relationships between a government owned or controlled telephone company and its traditional indigenous suppliers of telecommunications equipment. The successful expansion of the Company's international operations in certain markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in targeted regions. The failure

                                   17
to establish regional or local relationships or to successfully market or sell its products in international markets could significantly limit the Company's ability to expand its operations and would materially adversely affect the Company's business, financial condition and results of operations. The Company's inability to identify suitable parties for such relationships, or even if such parties are identified, to form and maintain strong relationships with such parties could prevent the Company from generating sales of its products and services in targeted markets or industries. Moreover, even if such relationships are established, there can be no assurance that the Company will be able to increase sales of its products and services through such relationships.

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

                                  18

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

      The Company may experience employee turnover due to several factors, including an expanding economy within the geographic area in which the Company maintains its principal business offices, making it more difficult for the Company to retain its employees. Due to this and other factors, the Company may experience high levels of employee turnover, which could adversely impact the Company's business, financial condition and results of operations. The Company is presently addressing these issues and will pursue solutions designed to retain its employees and to provide performance incentives.

Volatility of Stock Price

      The Company's initial public offering ("IPO") was completed in March 1995, and its follow-on offerings were completed in August 1995 and May 1996. The market price of the Company's Common Stock has fluctuated significantly since the Company's IPO. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced

                                   19
extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have recently experienced historic highs in the market price of their Common Stock. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from its historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could materially adversely affect the market price of the Company's Common Stock.

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

Possible Adverse Effect on Market Price for Common Stock  of
Shares Eligible for Future Sale After the Offering

   Sales  of  the  Company's Common Stock  into  the  market
   could materially adversely affect the market price of the Company's Common Stock. Shares of Common Stock sold in the initial public offering in March 1995 and follow-on offerings in August 1995 and May 1996, shares registered in connection with the acquisitions of CRC and CSM, and shares of unregistered stock, including those shares issued in connection with the acquisition of ACS, and option shares registered on the Company's registration statements covering employee compensation plans are also, or will be in the near future, eligible for immediate sale in the public market at any time. Most of the other shares of the Company's Common Stock are not restricted and are freely tradable in the public market.

                           20

Part II.     Other Information
             -----------------
Item  1.   Legal Proceedings.     None.

Item  2.   Changes in Securities.     None.

Item  3.   Defaults Upon Senior Securities.     None.

Item  4.   Submission of Matters to a Vote of Securityholders.


1.       The  following  proposals
   were voted upon by the Company's stockholders at the Annual Meeting of stockholders held on May 19, 1997, as adjourned through May 29, 1997.

   The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                       Term Ending Upon the
                       Annual Stockholders'
                             Meeting           Votes For       Votes Withheld
                       ------------------------------------------------------
   John A. Hawkins            2000           14,947,664            291,908
   James J. Sobczak           2000           14,947,664            291,908


2.             A proposal to approve  the
   amendment  and  restatement of the Restated  Certificate
   of  Incorporation to increase the authorized  number  of
   shares  of  Common  Stock  from  30,000,000  shares   to
   95,000,000  shares was approved by a vote of  11,697,338
   shares, 3,529,096 shares voted against the proposal and 13,138 shares abstained.

3. A  proposal  to approve the amendments to the  Company's
   1995  Stock  Option/Stock Issuance Plan  to  (the  "1995
   Plan")  (i)  increase the maximum number  of  shares  of
   Common  Stock authorized for issuance over the  term  of
   the  1995  Plan  by  an additional 1,500,000  shares  to
   4,267,944  shares,  (ii) implement  an  automatic  share
   increase feature pursuant to which the number of  shares
   available   for  issuance  under  the  1995  Plan   will
   automatically increase on the first trading day of  each
   calendar  year,  beginning with the 1998  calendar  year
   and  continuing through calendar year 2001, by an amount
   equal  to one and six-tenths percent (1.6%) of the total
   number of shares outstanding on the last trading day  of
   the  immediately preceding calendar year,  (iii)  render
   the  non-employee  Board  members  eligible  to  receive
   option  grants under the Discretionary Option Grant  and
   Stock  Issuance Programs in effect under the 1995  Plan,
   (iv)  allow unvested shares issued under the  1995  Plan
   and  subsequently  repurchased by  the  Company  at  the
   option exercise or direct issue price paid per share  to
   be  reissued  under  the 1995 Plan, (v)  remove  certain
   restrictions  on  the eligibility of non-employee  Board
   members  to serve as Plan Administrator and (vi)  effect
   a  series of additional changes to the provisions of the
   1995    Plan   (including   the   stockholder   approval
   requirements,   the  transferability  of   non-statutory
   options   and  the  elimination  of  the  six  (6)-month
   holding  requirement as a condition to the  exercise  of
   stock  appreciation rights) in order to  take  advantage
   of   the   recent  amendments  to  Rule  16b-3  of   the
   Securities   and  Exchange  Commission   which   exempts
   certain officer and director transactions under the 1995 Plan from the short-swing liability provisions of the federal securities laws, was approved by a vote of 7,595,357 shares, 7,309,054 shares voted against the proposal and 13,533 votes were withheld.

4. A  proposal  to  approve an amendment to  the  Company's
   1995  Employee Stock Purchase Plan (the "Purchase Plan")
   to  increase  the  number  of  shares  of  Common  Stock
   authorized  for issuance over the term of  the  Purchase
   Plan from 300,000 to 450,000 shares was approved by  the
   vote   of  11,558,160  shares,  3,669,514  shares  voted
   against the proposal and 11,898 votes were withheld.

5. A   proposal   to  ratify  the  appointment   of   Price
   Waterhouse  LLP  as  independent  accountants   of   the
   Company  for  the fiscal year ending December  31,  1997
   was  approved  by  the vote of 15,223,383  share,  9,766
   shares voted against the proposal and 6,423 votes were withheld.

                                     21

Item 5. Other Information.

   On   July   31,   1997,  the  Securities  and   Exchange
   Commission    declared    effective    the     Company's
   Registration  Statement  on  Form  S-3  (File  No.  333-
   30473),  covering the resale of shares of the  Company's
   Common  Stock previously issued in connection  with  the
   CRC   and  CSM  transactions.  Pursuant  to  the   final
   prospectus  issued in connection with such  Registration
   Statement, a total of 1,067,295 issued and outstanding shares of the Company's Common Stock are eligible for resale under the Registration Statement.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

      3.3 Restated Certificate of Incorporation, as amended through June 16, 1997.

      2.5(1)   Agreement  and Plan of Reorganization,  dated
                as  of  April  14, 1997, among P-Com,  P-Com
                Merger   Subsidiary,  Inc.,  CRC,  and   the
                certain stockholders of CRC named therein

      4.11(1)  Registration  Rights Agreement, dated  as  of
                May   29,   1997,   among  P-Com   and   the
                stockholders of CRC.

      10.16B   1995  Stock  Option/Stock Issuance  Plan,  as
                amended.10.17B   Employee   Stock   Purchase
                Plan,   as   amended.10.30B(2)     Amendment
                dated May 7, 1997 to the Loan Agreement dated March 3, 1997 by and between the Company and Union Bank of California, N.A.

      27       Financial Data Schedule


     (b)  Reports on Form 8-K.

            Report on Form 8-K dated May 29, 1997, regarding the Company's acquisition of Control Resources Corporation, as filed with the Securities and Exchange Commission on June 13, 1997.

            Amendment filed on June 26, 1997 to Report on Form 8-K dated March 7, 1997, regarding the Company's acquisition of Columbia Spectrum Management, L.P., as originally filed with the Securities and Exchange Commission on March 21, 1997.

            Amendment filed on June 27, 1997 to Report on Form 8-K dated May 29, 1997, regarding the Company's acquisition of Control Resources Corporation., as originally filed with the Securities and Exchange Commission on June 13, 1997.

_____________________________________

(1)          Previously filed as an exhibit to the Company's
    Current Report on Form 8-K dated May 29, 1997, as filed with the Securities and Exchange Commission on June 13,
    1997 (File No. 0-25356).

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1997, as filed with the Securities and Exchange Commission on May 15, 1997 (File No. 0-25356).

                                  22

  Signatures
  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        P-COM, INC.
                       (Registrant)






    Date:   August 14, 1997                 By: /s/  George Roberts
                                            --------------------------------
                                            George Roberts
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


    Date:   August 14, 1997                By: /s/ Michael Sophie
                                           ---------------------------------
                                           Michael Sophie
                                           Chief Financial Officer and
                                           Vice President Finance and
                                           Administration



                                    23

EXHIBIT INDEX


Exhibit
  No.
------

  3.3 Restated Certificate of Incorporation, as amended through June 16, 1997.

 10.16B    1995  Stock Option/Stock Issuance Plan

 10.17B    Employee Stock Purchase Plan, as amended.

  27       Financial Data Schedule




                                    24
