Form 10-Q
period 1997-09-30
P-COM INC
filed 1997-11-05
CIK 935493

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1997.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to      .

                        COMMISSION FILE NUMBER: 0-25356

                               ----------------

                                  P-COM, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              77-0289371
    (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     3175 S. WINCHESTER BOULEVARD,                      95008
         CAMPBELL, CALIFORNIA                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

  As of November 3, 1997, there were 41,701,092 shares of the Registrant's Common Stock outstanding, par value $0.0001.

  This quarterly report on Form 10-Q Consists of 41 pages of which this is page 1. The Exhibit Index appears on page 30.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  P-COM, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
 PART I.    FINANCIAL INFORMATION                                         NUMBER
            ---------------------                                         ------
    Item 1. Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets as of September 30,
            1997 and December 31, 1996.................................      3
            Condensed Consolidated Statements of Operations for the
            three and nine month periods ended September 30, 1997 and
            1996.......................................................      4
            Condensed Consolidated Statements of Cash Flows for the
            nine month periods ended September 30, 1997 and 1996.......      5
            Notes to Condensed Consolidated Financial Statements.......      6
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     10
 PART II.   OTHER INFORMATION
            -----------------
    Item 1. Legal Proceedings..........................................     27
    Item 2. Changes in Securities......................................     27
    Item 3. Defaults Upon Senior Securities............................     27
    Item 4. Submission of Matters to a Vote of Security Holders........     27
    Item 5. Other Information..........................................     27
    Item 6. Exhibits and Reports on Form 8-K...........................     28
 Signatures.............................................................    29

                         PART I. FINANCIAL INFORMATION

ITEM 1.

                                  P-COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                       (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 10,329      $ 42,025
  Accounts receivable, net...........................     62,613        42,804
  Inventory..........................................     50,266        30,819
  Prepaid expenses and other current assets..........     10,512         8,065
                                                        --------      --------
    Total current assets.............................    133,720       123,713
Property and equipment, net..........................     23,356        19,955
Goodwill and other assets............................     40,310         2,573
                                                        --------      --------
                                                        $197,386      $146,241
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $ 25,320      $ 23,961
  Accrued employee benefits..........................      2,892         1,378
  Other accrued liabilities..........................      3,950         5,160
  Income taxes payable...............................      5,954         2,494
  Borrowings under line of credit....................     17,107         2,116
                                                        --------      --------
    Total current liabilities........................     55,223        35,109
                                                        --------      --------
Long-term debt.......................................      2,389           259
                                                        --------      --------
Minority interest....................................        653           619
                                                        --------      --------
Stockholders' equity:
  Common stock.......................................          4             4
  Additional paid-in capital.........................    130,809       112,423
  Retained earnings (deficit)........................      8,811        (2,246)
  Cumulative translation adjustment..................       (503)           73
                                                        --------      --------
    Total stockholders' equity.......................    139,121       110,254
                                                        --------      --------
                                                        $197,386      $146,241
                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       -------------------- -------------------
                                         1997       1996      1997       1996
                                       ---------  --------- ---------  --------
Sales................................. $  51,473  $  27,016 $ 139,244  $ 67,689
Cost of sales.........................    29,169     15,997    80,799    40,606
                                       ---------  --------- ---------  --------
    Gross profit......................    22,304     11,019    58,445    27,083
                                       ---------  --------- ---------  --------
Operating expenses:
  Research and development............     7,081      5,464    20,906    13,857
  Selling and marketing...............     3,870      1,667    10,468     4,604
  General and administrative..........     2,831      1,385     8,111     3,767
  Goodwill amortization...............       693        111     1,748       185
                                       ---------  --------- ---------  --------
    Total operating expenses..........    14,475      8,627    41,233    22,413
                                       ---------  --------- ---------  --------
Income from operations................     7,829      2,392    17,212     4,670
Interest and other income (expense),
 net..................................      (112)       372      (181)      501
                                       ---------  --------- ---------  --------
Income before income taxes............     7,717      2,764    17,031     5,171
Provision for income taxes............     2,621        240     5,974       597
                                       ---------  --------- ---------  --------
Net income............................ $   5,096  $   2,524 $  11,057  $  4,574
                                       =========  ========= =========  ========
Net income per share.................. $    0.12  $    0.06 $    0.26  $   0.12
                                       =========  ========= =========  ========
Weighted average common and common
 equivalent shares....................    43,592     41,190    42,797    38,690
                                       =========  ========= =========  ========


   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                             NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         --------------------
                                                           1997       1996
                                                         ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................. $  11,057  $   4,574
Adjustments to reconcile net income to net cash used in
 operating activities, net of effect of acquisitions:
  Depreciation and amortization.........................     4,645      3,285
  Change in minority interest...........................        34        591
  Change in assets and liabilities:
    Accounts receivable.................................   (17,105)   (12,422)
    Inventory...........................................   (15,198)   (10,623)
    Prepaid expenses and other assets...................    (1,118)       102
    Accounts payable....................................    (4,608)      (294)
    Accrued employee benefits...........................       929          9
    Income taxes payable................................     3,460        --
    Other accrued liabilities...........................    (4,392)       809
      Net cash used in operating activities.............   (22,296)   (13,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment......................    (6,286)    (8,807)
Acquisitions, net of cash acquired......................   (10,855)    (2,714)
      Net cash used in investing activities.............   (17,141)   (11,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payment) under line of credit.............     4,431       (251)
Proceeds from stock issuances, net of expenses..........     3,886     53,886
      Net cash provided by financing activities.........     8,317     53,635
Effect of exchange rate changes on cash.................      (576)        80
Net increase (decrease) in cash and cash equivalents....   (31,696)    28,225
Cash and cash equivalents at the beginning of the
 period.................................................    42,025      8,186
Cash and cash equivalents at the end of the period...... $  10,329  $  36,411
Supplemental cash flow disclosures:
  Cash paid for income taxes............................ $   2,288  $     --
  Stock issued in connection with the acquisition of
   CSM.................................................. $  14,500  $     --
  Cash paid for interest................................ $     501  $     187

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. On May 29, 1997, the Company acquired Control Resources Corporation ("CRC") in a stock-for-stock merger. This transaction has been accounted for based on the pooling-of-interests method of accounting. As a result, prior period amounts have been restated to present the effect as if the two companies had been combined for all periods presented. On September 26, 1997, the Company effected a 2-for-1 stock split in the form of a 100% stock dividend. All shares and per share amounts have been adjusted retroactively to reflect the stock split. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned and partially-owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 1997, and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the Company's audited 1996 financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1997. This Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128, which is effective for the Company's fiscal year ending December 31, 1997, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three and nine month periods ended September 30, 1997 and September 30, 1996, the Company's earnings per share would have been as follows:

                                                     THREE MONTHS   NINE MONTHS
                                                         ENDED         ENDED
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                                     ------------- -------------
                                                      1997   1996   1997   1996
                                                     ------ ------ ------ ------
      Earnings per share:
        Basic....................................... $ 0.12 $ 0.06 $ 0.27 $ 0.12
        Diluted..................................... $ 0.12 $ 0.06 $ 0.26 $ 0.12

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

                                  P-COM, INC.

gain/loss on available-for-sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of 1998.

  In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective in 1998.

3. MERGERS AND ACQUISITIONS

  On May 29, 1997, the Company acquired all of the outstanding shares of capital stock of Control Resources Corporation ("CRC") a provider of integrated network access devices to network service providers, in exchange for 1,502,956 shares of P-Com Common Stock that were issued or are issuable to former CRC securityholders in a stock-for-stock merger. CRC, located in Fair Lawn, New Jersey, manufactures products used by the communications industry to connect end user sites to a range of communications services. CRC's NetPath product line enables network service providers to offer their customers a migration path from entry-level data services to cost-effective integrated delivery of voice, video and Internet access. The NetPath product line also supports the network service provider's introduction of new technologies including asynchronous transfer mode and frame relay.

  The unaudited combined sales and net income (loss) shown below combine the historical sales and net income (loss) of P-Com and CRC for the three and nine months ended September 30, 1996 in each case as if the merger had occurred at the beginning of the earliest period presented.

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                SEPTEMBER 30, 1996        SEPTEMBER 30, 1996
                             ------------------------- -------------------------
                              P-COM    CRC    COMBINED  P-COM    CRC    COMBINED
                             ------- -------  -------- ------- -------  --------
   Sales.................... $26,432 $   584  $27,016  $63,772 $ 3,917  $67,689
   Net income (loss)........ $ 4,149 $(1,625) $ 2,524  $ 7,891 $(3,317) $ 4,574

  On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland, for aggregate proceeds of $3.3 million and the assumption of long-term debt of approximately $12.7 million in addition to other liabilities. The Company has made a cash payment of $2.6 million and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem securityholders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links.

  On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P. ("CSM"), a Vienna, Virginia-based company, for $8.0 million in cash and 796,612 net shares of Common Stock valued at approximately $14.5 million. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies.

  The Company accounted for its acquisitions of Technosystem and CSM based on the purchase method of accounting. The results of these acquired entities are included from the date of acquisition and were not material to the Company's results of operations. The Company accounted for its acquisition of CRC as a pooling of interests and, therefore, all prior period financial statements presented, and the financial statements as of September 30, 1997 and for the three and nine months then ended, were restated as if the merger took place at the beginning of such periods.

                                  P-COM, INC.

  The total purchase price of the acquisitions of CSM and Technosystem is as follows (in thousands):

                                                    TECHNOSYSTEM   CSM    TOTAL
                                                    ------------ ------- -------
   Cash payment....................................    $2,600    $ 8,000 $10,600
   Contingent consideration........................       700        --      700
   Issuance of common stock........................       --      14,500  14,500
   Expenses........................................       471        128     599
                                                       ------    ------- -------
     Total.........................................    $3,771    $22,628 $26,399
                                                       ======    ======= =======

  The allocation of the purchase price of the acquisitions of CSM and Technosystem is as follows (in thousands):

                                                 TECHNOSYSTEM   CSM     TOTAL
                                                 ------------ -------  --------
   Cash and cash equivalents....................   $     14   $   330  $    344
   Accounts receivable..........................      2,704       --      2,704
   Inventory....................................      4,196        53     4,249
   Other current assets.........................      1,870       --      1,870
   Property and equipment.......................        597       222       819
   Non-current assets...........................        129         5       134
   Intangible assets............................     15,775    22,228    38,003
   Current liabilities assumed..................     (8,824)     (210)   (9,034)
   Long-term debt...............................    (12,690)      --    (12,690)
                                                   --------   -------  --------
     Total......................................   $  3,771   $22,628  $ 26,399
                                                   ========   =======  ========

4. BORROWING ARRANGEMENTS

  The Company entered into a new revolving line of credit agreement on March 3, 1997 (as amended on May 7, 1997, September 17, 1997 and October 31, 1997) that provides for borrowings of up to $25,000,000. The line of credit expires on March 31, 1998. Borrowings under the line are unsecured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios.

5. INVENTORIES

  Inventories consist of the following (in thousands):

                                                             SEPT. 30,  DEC. 31,
                                                               1997       1996
                                                            ----------- --------
                                                            (UNAUDITED)
   Raw materials...........................................   $ 9,642   $ 7,948
   Work-in-process.........................................    26,026    15,834
   Finished goods..........................................    14,598     7,037
                                                              -------   -------
                                                              $50,266   $30,819
                                                              =======   =======

                                  P-COM, INC.

6. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                            SEPT. 30,  DEC. 31,
                                                              1997       1996
                                                           ----------- --------
                                                           (UNAUDITED)
   Tooling and test equipment.............................  $ 23,654   $20,044
   Computer equipment.....................................     4,202     2,482
   Furniture and fixtures.................................     3,671     2,056
   Land and buildings.....................................     1,411     1,204
   Construction-in-progress...............................     1,770     1,817
                                                            --------   -------
                                                              34,708    27,603
   Less--accumulated depreciation and amortization........   (11,352)   (7,648)
                                                            --------   -------
                                                            $ 23,356   $19,955
                                                            ========   =======

STOCKHOLDER RIGHTS AGREEMENT

  On September 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights (the "Rights") will be distributed as a dividend at the rate of one preferred share purchase right on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy one-hundredth of one share of Series A Preferred at an exercise price of $125.00 upon the occurrence of certain events. The Rights will expire ten (10) years from the date the Agreement is executed by the Company and BankBoston, N.A., the Rights agent.

  The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% of more of the Company's Common Stock. If, after the Rights become exercisable, P-Com is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. In addition, if a person or group acquires 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock (or cash, other securities or property, at the discretion of the Board of Directors) having a market value of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, the Board, in its sole discretion, may redeem the Rights for $0.0001 per Right.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of sales for the periods indicated. In addition, this Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q.

  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1996 Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission.

                                                 THREE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 --------------  --------------
                                                  1997    1996    1997    1996
                                                 ------  ------  ------  ------
   Sales........................................  100.0%  100.0%  100.0%  100.0%
   Cost of sales................................   56.7    59.2    58.0    60.0
                                                 ------  ------  ------  ------
   Gross profit margin..........................   43.3    40.8    42.0    40.0
                                                 ------  ------  ------  ------
   Operating expenses
     Research and development...................   13.8    20.2    15.0    20.5
     Selling and marketing......................    7.5     6.2     7.5     6.8
     General and administrative.................    5.5     5.1     5.8     5.5
     Goodwill amortization......................    1.3     0.4     1.3     0.3
                                                 ------  ------  ------  ------
   Total operating expenses.....................   28.1    31.9    29.6    33.1
                                                 ------  ------  ------  ------
   Income from operations.......................   15.2     8.9    12.4     6.9
   Interest and other income (expense), net.....   (0.2)    1.3    (0.2)    0.8
                                                 ------  ------  ------  ------
   Income before income taxes...................   15.0    10.2    12.2     7.6
   Provision for income taxes...................    5.1     0.9     4.3     0.9
                                                 ------  ------  ------  ------
   Net income...................................    9.9%    9.3%    7.9%    6.8%

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Sales. Sales consist of revenues from radio systems and related software tools and service offerings. Sales for the three months ended September 30, 1997 and 1996 were approximately $51.5 million and $27.0 million, respectively. Sales for the nine months ended September 30, 1997 and 1996 were approximately $139.2 million and $67.7 million, respectively. The increases in sales during 1997 compared to the corresponding three and nine month periods in 1996 were primarily due to increased unit sales of 38 GHz and 23 GHz radio systems to new and existing customers and sales from companies recently acquired. For the nine months ended September 30, 1997, seven customers accounted for 59% of the sales of the Company. For the nine months ended September 30, 1996, six customers accounted for 69% of the sales of the Company.

  Gross Profit. The Company's cost of sales consists primarily of costs related to materials, labor and overhead. For the three months ended September 30, 1997 and 1996, gross profit was approximately $22.3 million, or 43.3% of sales, and approximately $11.0 million, or 40.8% of sales, respectively. For the nine months ended September 30, 1997 and 1996, gross profit was approximately $58.4 million or 42.0% of sales, and approximately $27.1 million, or 40.0% of sales, respectively. The improvement in gross profit in 1997 compared to the corresponding periods in 1996 was primarily due to product design improvements and economies of scale. There can be no assurance that gross margins will remain at this level or continue to improve.

  Research and Development. Research and development expenses consist primarily of costs associated with personnel and equipment. The Company's research and development activities include the development of additional frequencies and varying operating features and related software tools. In accordance with Financial Accounting Standards Board Statement No. 86, the Company's policy is to capitalize internal software development costs incurred on a project from the time when the technological feasibility of such project has been achieved until the time the related product is made available to customers. The Company's software development costs subject to capitalization have not been significant to date and, as a result, have been expensed during the periods incurred. The Company intends to continue to invest significant resources to continue the development of new systems and enhancements (including additional frequencies and varying operating features and related software tools) and expects that research and development expenses will increase significantly in absolute dollars during the remainder of 1997 and in 1998 will continue to increase significantly in absolute dollars as compared to 1997. Research and development expenses totalled approximately $7.1 million for the three months ended September 30, 1997, compared to $5.5 million for the three months ended September 30, 1996. The increase in absolute dollars for the three months ended September 30, 1997 as compared to the corresponding period in 1996 was due primarily to expenses associated with increased staffing, costs associated with new product development by CRC and the acquisitions of Technosystem and CSM in the first quarter of 1997. As a percentage of sales, research and development expenses decreased to 13.8% in the three months ended September 30, 1997 from 20.2% in the corresponding period in 1996. The decrease as a percentage of sales was primarily due to a higher level of sales in the three months ended September 30, 1997, as compared to the corresponding period in 1996.

  Research and development expenses for the nine months ended September 30, 1997 and 1996 were approximately $20.9 million and $13.9 million, respectively. The increase in research and development during the nine months ended September 30, 1997, as compared to the corresponding period in 1996 was due primarily to increased staffing, new product development by CRC and recent acquisitions. As a percentage of sales, research and development expenses decreased from 20.5% in the nine months ended September 30, 1996 to 15.0% in the corresponding period in 1997. The decrease in research and development expenses as a percentage of sales during the nine months ended September 30, 1997 as compared to the corresponding period in 1996 was primarily due to a higher level of sales in the nine months ended September 30, 1997. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1997.

  Selling and Marketing. Selling and marketing expenses consist of salaries of certain personnel, investments in international operations, sales commissions, travel expenses, customer service and support expenses and costs related to advertising and trade shows. The Company expects that such expenses will increase significantly in absolute dollars during the remainder of 1997 and in 1998 will continue to increase significantly in absolute dollars as compared to 1997. Selling and marketing expenses for the three months ended September 30, 1997 and 1996 were $3.9 million and $1.7 million, respectively. The increase in selling and marketing expenses in the three months ended September 30, 1997, as compared to the corresponding period in 1996, was primarily due to increased staffing, expenses related to recent acquisitions and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses were 7.5% during the three month period ended September 30, 1997 as compared to 6.2% in the corresponding period in 1996. This increase was due primarily to the expansion of the Company's international sales in the three months ended September 30, 1997 as compared to the corresponding period in 1996.

  Selling and marketing expenses for the nine months ended September 30, 1997 and 1996 were approximately $10.5 million and $4.6 million, respectively. The increase in selling and marketing during the nine months ended September 30, 1997 as compared to the corresponding period in 1996 was due primarily to increased staffing, recent acquisitions, and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 6.8% in the nine months ended September 30, 1996 to 7.5% in the corresponding period in 1997.

The increase in selling and marketing expenses as a percentage of sales during the nine months ended September 30, 1997 as compared to the corresponding period in 1996 was primarily due to the expansion of the Company's international sales. The Company expects that selling and marketing expenses will continue to increase significantly in absolute dollars during the remainder of 1997.

  General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services. General and administrative expenses for the three months ended September 30, 1997 and 1996 were $2.8 million and $1.4 million, respectively. The increase in general and administrative expenses in the three months ended September 30, 1997 as compared to the corresponding period in 1996 was principally due to increased staffing and other costs resulting from the Company's acquisitions of Geritel, S.p.A. ("Geritel") ACS, Technosystem and CSM. As a percentage of sales, general and administrative expenses were 5.5% in the three months ended September 30, 1997, as compared to 5.1% in the corresponding period in 1996. This increase in general and administrative expenses as a percentage of sales was due primarily to the expansion of the Company's operations during the three months ended September 30, 1997 including costs associated with completing the merger with CRC. The Company also has incurred and expects to continue to incur additional significant ongoing expenses as a publicly owned company related to legal, accounting and other administrative services and expenses.

  General and administrative expenses for the nine months ended September 30, 1997 and 1996 were approximately $8.1 million and $3.8 million, respectively. This increase was due primarily to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses increased from 5.5% in the nine months ended September 30, 1996 to 5.8% in the corresponding period in 1997. The increase in general and administrative expenses as a percentage of sales during the nine months ended September 30, 1997 as compared to the corresponding period in 1996 was primarily due to the expansion of Company's operations including costs associated with completing the merger with CRC. The Company expects that general and administrative expenses will continue to increase significantly in absolute dollars during the remainder of 1997.

  Goodwill Amortization. Goodwill amortization consists of the charge to income that results from the allocation over the estimated useful life of the component of the cost of the Company's acquisitions accounted for by the purchase method which is greater than the fair value of the net assets acquired. Goodwill amortization for the three months ended September 30, 1997 and 1996 were $0.7 million and $0.1 million, respectively. The increase in goodwill amortization in the three and nine month periods ended September 30, 1997 as compared to the corresponding periods in 1996 was due to the acquisitions of Technosystem in February 1997 and CSM in March 1997.

  Interest and Other Income (Expense), Net. The Company incurred net interest and other expense of $112,000 during the three months ended September 30, 1997, as compared to $372,000 of net interest and other income during the corresponding period in 1996. The Company incurred net interest and other expense of $181,000 during the nine months ended September 30, 1997, as compared to $501,000 of net interest and other income during the corresponding period in 1996. The increase in net interest and other expense was primarily due to interest expense incurred on borrowings under the Company's bank line of credit, partially offset by exchange rate gains generated by collections of foreign accounts.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $22.3 million in operating activities during the nine months ended September 30, 1997, primarily due to an increase in accounts receivable, prepaid expenses and inventory of $17.1 million, $1.1 million and $15.2 million, respectively, and a decrease in accounts payable and other accrued liabilities of $4.6 million and $4.4 million, respectively. These uses of cash were partially offset by net income of $11.1 million, depreciation and amortization expense of $4.6 million and increases in accrued employee benefits and income taxes payable of $0.9 million and $3.5 million, respectively.

  The Company used approximately $17.1 million in investing activities during the nine months ended September 30, 1997 consisting of approximately $3.1 million to purchase Technosystem and $7.8 million to purchase CSM, and $6.3 million to acquire capital equipment.

  The Company generated approximately $8.3 million in financing its activities during the nine months ended September 30, 1997. The Company received approximately $4.4 million from net borrowings under its bank line of credit, and approximately $3.9 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

  At September 30, 1997 and December 31, 1996, net accounts receivable totaled was approximately $62.6 million and $42.8 million, respectively. Of the $19.8 million increase that occurred in the nine months ended September 30, 1997, $2.7 million was due to the acquisition of accounts receivable from both Technosystem and CSM. At September 30, 1997 and December 31, 1996, inventory was approximately $50.3 million and $30.8 million, respectively. Of the $19.5 million increase that occurred in the nine months ended September 30, 1997, $4.2 million was due to the acquisition of inventory from Technosystem and CSM, a portion of which was written off in the quarters ended June 30, 1997 and September 30, 1997. At September 30, 1997 and December 31, 1996, borrowings under the line of credit were approximately $17.1 million and $2.1 million, respectively. Of the $15.0 million increase that occurred in the nine months ended September 30, 1997, $16.8 million was due to net borrowings under the Company's bank line of credit.

  At September 30, 1997, the Company had working capital of approximately $78.5 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will subject the Company to increased risks that could materially adversely affect the Company's business, prospects, financial condition and results of operations.

  The Company's principal sources of liquidity as of September 30, 1997 consisted of approximately $10.3 million of cash and cash equivalents. In addition, the Company as of September 30, 1997 had a $20.0 million line of credit facility with Union Bank of California which expires in March 1998. Borrowings under the line are unsecured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. As of September 30, 1997, the Company was in compliance with such covenants and had total borrowings of approximately $16.8 million in cash and approximately $2.6 million outstanding in the form of stand-by letters of credit, and had $0.6 million available for additional borrowings. In October 1997, the Company's borrowing limit under the line-of-credit agreement was increased to $25.0 million.

  As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company completed three acquisitions during the first nine months of 1997.
Note 3 discusses the acquisition of 100% of the equity of Technosystem on February 24, 1997, the acquisition of substantially all of the assets of CSM on March 7, 1997 and the acquisition of all of the outstanding shares of capital stock of CRC on May 29, 1997.

  At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel, Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, CRC and CSM, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any, funds available from the Company's bank line of credit, and the anticipated proceeds from the Company's $100 million offering of convertible notes announced on October 16, 1997, will be adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. For a discussion of risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements" and "Acquisitions".

  On October 14, 1997, the Company, through its U.K. Subsidiary P-COM Services
(UK) Limited, executed a definitive agreement to acquire R T Masts Limited, ("R T Masts"), an English company located in Wellingborough, Northhamptonshire, U.K., for Common Stock of the Company valued at approximately $15.0 million. The acquisition is expected to close in late November 1997 and is subject to standard closing conditions, including that there be no material adverse affect on the Company's business between October 14, 1997 and the closing and receipt of opinions as to the accounting treatment for such transaction. R T Masts supplies, installs and maintains telecommunications systems and structures, including antennae covering high frequency, medium frequency and microwave systems. R T Masts also manages the construction of radio system sites, as well as construction of towers and the installation of radios and antennae at systems sites. The Company intends to account for the acquisition based on the pooling of interests method of accounting. As a pooling of interests, P-Com's results will be restated to include the financial statements of R T Masts for all previous periods.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

 Significant Fluctuations in Results of Operations

  The Company has experienced and will in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. The sale and implementation of the Company's products and services generally involves a significant commitment of the Company's senior management, sales force and other resources. The sales cycle for the Company's products and services typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with, among other things: (i) existing and potential customers' seasonal purchasing and budgetary cycles; (ii) educating customers as to the potential applications of, and product-life cost savings associated with, using the Company's products and services; (iii) complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations; (iv) complying with governmental or other regulatory standards; (v) difficulties associated with each customer's ability to secure financing; and (vi) negotiating purchase and service terms for each sale. Orders for the Company's products have typically been strongest towards the end of the calendar year, with a reduction in shipments occurring during the summer months, as evidenced in the third quarter of fiscal year 1997, due primarily to the inactivity of the European market, the Company's major current customer base, at such time. To the extent such seasonality continues, the Company's results of operations will fluctuate from quarter to quarter.

  In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. There can be no assurance that the Company will be able to obtain such large orders from single customers in the future. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have in the past been and will in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Much of the anticipated growth in telecommunications infrastructure, if any, is expected to result from the entrance of new service providers, many of which do not have the financial resources of existing service providers. To the extent these new service providers are unable to adequately finance their operations, they may cancel orders. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1997 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

  In connection with its efforts to ramp-up production of products and services, the Company expects to continue to make substantial capital investments in equipment and inventory, recruit and train additional personnel and possibly invest in additional manufacturing facilities. The Company anticipates that these expenditures will be made in advance of, and in anticipation of, increased sales and, therefore, that its gross margins will be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and that each cost category may increase as a percentage of revenues from time-to-time on a periodic basis. In addition, as the Company's customers increasingly require shipment of products at the time of ordering, the Company must forecast demand for each quarter and build up inventory accordingly. Such increases in inventory could materially adversely affect the Company's operation, if such inventory were not utilized or becomes obsolete.

  A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services and technologies could cause customers to defer or cancel purchases of the Company's systems and services, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and will continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include: new product introductions and enhancements, including related costs; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; mix of sales through direct efforts or through distributors or other third parties; mix of systems and related software tools sold and services provided; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions, especially outside of the United States; changes in pricing by the Company, its customers or suppliers; inventory writeoffs, as the Company recently experienced in the second and third quarters for a relatively immaterial amount in each such quarter, which the Company may experience again in the future; inventory obsolescence; natural disasters; market acceptance by the Company's customers and the timing of availability of new products and services by the Company or its competitors; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems and services; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products and services. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

 Significant Customer Concentration

  In 1996, six customers accounted for 74% of the Company's sales, and as of December 31, 1996, seven customers accounted for most of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1996. During the first nine months of 1997, seven customers accounted for 59% of the Company's sales, and as of September 30, 1997, five customers accounted for 53% of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1997. The Company anticipates that it will continue to sell its products and services to a changing but still relatively small group of customers. Several of the Company's subsidiaries are dependent on one or a few customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems in volume on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services, as has been the case with certain customers historically, may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services (for example, certain potential customers in the telecommunications industry have been reported to have undergone financial difficulties and may therefore limit their future orders). In addition, acquisitions in the communications industry are common, which further concentrates the customer base and may cause orders to be delayed or cancelled. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers.

 Acquisitions

  Since April 1996, the Company has acquired six complementary companies and businesses with an additional acquisition pending as of the date hereof. Integration of these companies into the Company's business is currently ongoing, and no assurance may be made that the Company will be able to successfully complete this process. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing stockholders, the maintenance of uniform standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks of entering markets in which the Company has no or limited direct prior experience, and operating companies in different geographical locations with different cultures. All of the Company's acquisitions to date (the "Acquisitions"), except CRC and the pending acquisition of R T Masts Limited ("R T Masts"), have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized as set forth in the Company's consolidated financial statements. This amortization expense may have a significant effect on the Company's financial results. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, or that such transactions will not materially adversely affect the Company's business, financial condition, or results of operations.

  As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. The Company is currently pursuing numerous acquisitions; however, except as set forth in this Offering Memorandum, no material acquisition has become the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash, including proceeds of this Offering, could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

 Dependence on Contract Manufacturers; Reliance on Sole or Limited Sources of Supply

  The Company's internal manufacturing capacity is very limited. The Company utilizes contract manufacturers such as Remec, Inc., Sanmina Corporation, SPC Electronics Corp., GSS Array Technology, Celeritek, Inc. and Senior Systems Technology, Inc. to produce its systems, components and subassemblies and expects to rely increasingly on these and other manufacturers in the future. The Company also relies on outside vendors to manufacture certain other components and subassemblies. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers will be sufficient to fulfill the Company's orders. Failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results. Certain necessary components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. In particular, Eltel Engineering S.r.L. and Associates, Milliwave, Scientific Atlanta and Xilinx, Inc. each are sole source or limited source suppliers for critical components used in the Company's radio systems.

  The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers and the Company's increasing reliance on contract manufacturers and suppliers involves several risks, many of which the Company has been experiencing, including an inability to obtain an adequate supply of finished products and required components and subassemblies, and reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. The Company does not have long-term supply agreements with most of its manufacturers or suppliers. Manufacture of the Company's products and certain of these components and subassemblies is an extremely complex process, and the Company has from time to time experienced and may in the future continue to experience problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, or to manufacture its finished products or such components and subassemblies internally, could delay the Company's ability to ship its systems, which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

 No Assurance of Successful Expansion of Operations; Management of Growth

  Recently, the Company has significantly expanded the scale of its operations to support increased sales and to address critical infrastructure and other requirements. This expansion has included the leasing of additional space, the opening of branch offices and subsidiaries in the United Kingdom, Germany and Singapore, the opening of design centers and manufacturing operations throughout the world, the acquisition of a significant amount of inventory (the Company's inventory increased from $31 million at December 31, 1996 to $50 million at September 30, 1997) and accounts receivable, recent acquisitions, significant investments in research and development to support product development and services, including the recently introduced products and the development of point-to-multipoint systems, and the hiring of additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance, and has resulted in significantly higher operating expenses. Currently, the Company is devoting significant resources to the development of new products and technologies and is conducting evaluations of these products and will continue to invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing and administration, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. These start-up costs include, but are not limited to, additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. In addition, the increases in inventory on hand for new product development and customer service requirements increase the risk of inventory write-offs. As a result, the Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. See "--Limited Operating History."

  Expansion of the Company's operations and its acquisitions have caused and are continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted the Company's normal business operations. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls, including improvements relating to inventory control. For a number of reasons, the Company has not been able to fully consolidate and integrate the operations of certain acquired businesses. This inability may cause inefficiencies, additional operational complexities and expenses and greater risks of billing delays, inventory write-offs and financial reporting difficulties. The Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its acquired (and to be acquired) companies and their facilities in Rome and Milan, Italy, France, Poland, Great Britain, New Jersey, Florida, Virginia and elsewhere. There can be no assurance that significant problems in these areas will not re-occur. Any failure to expand these areas and implement and improve such systems, procedures and controls, including improvements relating to inventory control, in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

  In this regard, any significant sales growth will be dependent in significant part upon the Company's expansion of its marketing, sales, manufacturing and customer support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's attempts to expand its marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of its operations and the significant increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company will continue to experience significant fluctuations in its revenues, costs, and gross margins, and therefore its results of operations.

 Limited Operating History

  P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. All financial information presented in this Offering Memorandum has been restated to include the operating results of Control Resources Corporation, which was acquired in a pooling of interests transaction on May 29, 1997. From inception to the end of the third quarter of fiscal 1997, the Company generated a cumulative net profit of approximately $8.8 million. From October 1993 through September 30, 1997, the Company generated sales of approximately $316.1 million, of which $241.1 million, or 76% of such amount, was generated in the year ended December 31, 1996 and the first nine months of 1997. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1996 and the first nine months of 1997, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1996 or in the first nine months of 1997 or that sales will not decline. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

 Declining Average Selling Prices

  The Company believes that average selling prices and gross margins for its systems and services will decline in the long term as such systems mature, as volume price discounts in existing and future contracts take effect and as competition intensifies, among other factors. To offset declining average selling prices, the Company believes that it must successfully introduce and sell new systems on a timely basis, develop new products that incorporate advanced software and other features that can be sold at higher average selling prices and reduce the costs of its systems through contract manufacturing, design improvements and component cost reduction, among other actions. To the extent that new products are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, and the Company is unable to offset declining average selling prices, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations.

 Trade Account Receivables

  The Company is subject to credit risk in the form of trade account receivables. The Company may in certain circumstances be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially in the case of customers that are in the early phases of business development. In addition, many of the Company's foreign customers are granted longer terms than those typically existing in the United States. The Company has experienced difficulties in the past in receiving payment in accordance with the Company's policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States and the days outstanding of receivables have generally increased recently. There can be no assurance that such difficulties will not continue in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company typically does not require collateral or other security to support customer receivables.

 No Assurance of Product Quality, Performance and Reliability

  The Company has limited experience in producing and manufacturing its systems and contracting for such manufacture. The Company's customers require very demanding specifications for quality, performance and reliability. There can be no assurance that problems will not occur in the future with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and product returns and discounts, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in order to maintain its ISO 9001 registration, the Company periodically must undergo a recertification assessment. Failure to maintain such registration could materially adversely affect the Company's business, financial condition and results of operations. The Company completed ISO 9001 registration for its United Kingdom sales and customer support facility and its Geritel facility in Italy in 1996, and other facilities will also be attempting ISO 9001 registration. There can be no assurance that such registration will be achieved.

 Uncertainty of Market Acceptance

  The future operating results of the Company depend to a significant extent upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the United States and internationally. There can be no assurance that the volume and variety of wireless telecommunications services or the markets for and acceptance of such services will continue to grow, or that such services will create a demand for the Company's systems. Because these markets are relatively new, it is difficult to predict which segments of these markets will develop and at what rate these markets will grow, if at all. If the short-haul millimeter wave or spread spectrum microwave wireless radio market and related services for the Company's systems fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company has invested a significant amount of time and resources in the development of point-to-multipoint radio systems. Should the point-to-multipoint radio market fail to develop, or should the Company's products fail to gain market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditures. There can be no assurance that communications providers have the ability to or will make the necessary investment in such infrastructure or that the creation of this infrastructure will occur in a timely manner. Moreover, one potential application of the Company's technology, use of the Company's systems in conjunction with the provision by wireless telecommunications service providers of alternative wireless access in competition with the existing wireline local exchange providers, is dependent on the pricing of wireless telecommunications services at rates competitive with those charged by wireline telephone companies. Rates for wireless access are currently substantially higher than those charged by wireline companies, and there can be no assurance that rates for wireless access will generally be competitive with rates charged by wireline companies. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If the Company allocates its resources to any market segment that does not grow, it may be unable to reallocate its resources to other market segments in a timely manner, which may curtail or eliminate its ability to enter such market segments.

  Certain of the Company's current and prospective customers are currently delivering products and technologies which utilize competing transmission media such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, the Company must, among many actions, offer systems with superior price/performance characteristics and extensive customer service and support, supply such systems on a timely and cost-effective basis in sufficient volume to satisfy such prospective customers' requirements and otherwise overcome any reluctance on the part of such customers to transition to new technologies. Any delay in the adoption of the Company's systems may result in prospective customers utilizing alternative technologies in their next generation of systems and networks, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that prospective customers will design their systems or networks to include the Company's systems, that existing customers will continue to include the Company's systems in their products, systems or networks in the future, or that the Company's technology will to any significant extent replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of the Company's currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect the Company's business, financial condition and results of operations. In addition, there can be no assurance that industry technical standards will remain the same or, if emerging standards become established, that the Company will be able to conform to these new standards in a timely and cost-effective manner.

 Intensely Competitive Industry

  The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, California Microwave, Inc., Cylink Corporation, Digital Microwave Corporation, Ericsson Limited, Harris Corporation-Farinon Division, Innova International Corp., Larus Corporation, Nokia Telecommunications, Philips T.R.T. and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems, services or technologies obsolete or noncompetitive. The Company has experienced significant price competition, and expects such competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems and services, the Company will face competition from vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

 Requirement for Response to Rapid Technological Change and Requirement for Frequent New Product Introductions

  The communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new systems and enhancements and related software tools, including its point-to-multipoint systems currently under development, on a timely and cost-effective basis that respond to changing customer requirements. Recently, the Company has been developing point-to-multipoint radio systems. Any success of the Company in developing new and enhanced systems, including its point-to-multipoint systems currently under development, and related software tools will depend upon a variety of factors, including new product selection, integration of the various elements of its complex technology, timely and efficient completion of system design, timely and efficient implementation of manufacturing and assembly processes and its cost reduction program, development and completion of related software tools, system performance, quality and reliability of its systems and development and introduction of competitive systems by competitors. The Company has experienced and is continuing to experience delays from time to time in completing development and introduction of new systems and related software tools, including products acquired in the acquisitions. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which could result in the loss of or delay in market acceptance, as well as significant expenses associated with re-work of previously delivered equipment. The inability of the Company to introduce in a timely manner new systems or enhancements or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

 International Operations; Risks of Doing Business in Developing Countries

  Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired two Italy-based companies and a United Kingdom-based company and the acquisition of a second United Kingdom-based company is pending. These companies currently sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future. Historically the Company's international sales have been denominated in British pounds sterling or United States currencies. With recent acquisitions of foreign companies, certain of the Company's international sales may be denominated in other foreign currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has in the past mitigated its currency exposure to the British pound sterling through hedging measures. However, any future hedging measures may be limited in their effectiveness with respect to the British pound sterling and other foreign currencies. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the difficulty in accounts receivable collections. Many of the Company's customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

  International telephone companies are in many cases owned or strictly regulated by local regulatory authorities. Access to such markets is often difficult due to the established relationships between a government owned or controlled telephone company and its traditional indigenous suppliers of telecommunications equipment. The successful expansion of the Company's international operations in certain markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in targeted regions. The failure to establish regional or local relationships or to successfully market or sell its products in international markets could significantly limit the Company's ability to expand its operations and would materially adversely affect the Company's business, financial condition and results of operations. The Company's inability to identify suitable parties for such relationships, or even if such parties are identified, to form and maintain strong relationships with such parties could prevent the Company from generating sales of its products and services in targeted markets or industries. Moreover, even if such relationships are established, there can be no assurance that the Company will be able to increase sales of its products and services through such relationships.

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

 Extensive Government Regulation

  Radio communications are subject to extensive regulation by the United States and foreign laws and international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the unavailability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In order for the Company to operate in a jurisdiction, it must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company and its customers, which in turn may have a material adverse effect on the sale of systems by the Company to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require the Company to modify its products and services and incur substantial costs to comply with such time-consuming regulations and changes. In addition, the Company is also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, the Company could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services. These delays could have a material adverse effect on the Company's business, financial condition and results of operations.

  The regulatory environment in which the Company operates is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting development efforts by the Company and its customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company might deem it necessary or advisable to modify its systems and services to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming.

 Future Capital Requirements

  The Company's future capital requirements will depend upon many factors, including the development of new products and related software tools, potential acquisitions, requirements to maintain adequate manufacturing facilities and contract manufacturing agreements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. As a result of the Offering and issuance of the Notes (as defined below), the Company may be limited in its ability to raise additional debt financing. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development, acquisition or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

 Uncertainty Regarding Protection of Proprietary Rights

  The Company relies on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

  The Company has experienced and may continue to experience employee turnover due to several factors, including an expanding economy within the geographic area in which the Company maintains its principal business offices, making it more difficult for the Company to retain its employees. Due to this and other factors, the Company has experienced and may continue to experience high levels of employee turnover, which could adversely impact the Company's business, financial condition and results of operations. The Company is presently addressing these issues and will pursue solutions designed to retain its employees and to provide performance incentives.

 Substantial Leverage

  Following issuance of the $100,000,000 aggregate principal amount of the notes due 2002 (the "Notes"), the Company will be highly leveraged. As of September 30, 1997, after giving pro forma effect to the application of the estimated net proceeds from this offering of the notes, the Company's total indebtedness and stockholders' equity would have been $100.0 million and $139.1 million, respectively. On the same pro forma basis, the Company's earnings would have been sufficient to cover its fixed charges by $5.5 million and $13.8 million for the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

 Discretionary Use of Offering Proceeds

  The principal purposes of the offering of the Notes are to increase the Company's capital base and financial flexibility. The Company expects to use the net proceeds principally to fund acquisitions, to pay down and terminate the Company's line-of-credit as well as other debt (which together amounted to $19.5 million as of September 30, 1997), and for working capital, capital expenditures and other general corporate purposes. As of November 4, 1997, there was an aggregate of $24.2 million of amounts outstanding under the line-of-credit and other debt that will be paid down out of the proceeds of the Offering. However, the Company has no current specific plans for use of a majority of the net proceeds of the Offering of the Notes. As a consequence, the Company's management will have the ability to allocate the net proceeds of the Offering of the Notes at its discretion. There can be no assurance that the proceeds will be utilized in a manner that the security holder deem optimal or that the proceeds can or will be invested to yield a significant return upon the completion of the offering of the Notes. Upon completion of the offering of the Notes, the Company will have approximately $102 million of cash, cash equivalents and short-term investments (based on balances at September 30, 1997, giving effect to the exercise of the initial purchasers' over-allotment option to purchase another $15,000,000 of the Notes and after deducting the discounts and commissions to the initial purchasers and estimated offering expenses payable by the Company) in connection with the Offering, substantially all of which will be invested in short-term, interest bearing, investment grade obligations for an indefinite period of time.

 Limitations on Dividends

  Since its incorporation in 1991, the Company has not declared or paid cash dividends on its Common Stock, and the Company anticipates that any future earnings will be retained for investment in its business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends.

 Volatility of Stock Price

  The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations (as recently experienced upon announcement of third quarter results), regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have recently experienced historic highs in the market price of their Common Stock. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from its historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could materially adversely affect the market price of the Company's Common Stock.

 Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions

  Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 5% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders are able to influence the election of the members of the Company's Board of Directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership, together with the Company's stockholder rights agreement, certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Although the Company has no present plans to issue shares of preferred stock, the Board of Directors has preapproved the terms of a Series A Junior Participating Preferred Stock that may be issued pursuant to the stockholder rights agreement upon the occurrence of certain triggering events. In general, the stockholder rights agreement provides a mechanism by which the Board of Directors and stockholders may act to substantially dilute the share position of any takeover bidder that acquires 15% or more of the Common Stock.

 Possible Adverse Effect on Market Price for Common Stock of Shares Eligible for Future Sale After the Offering

  Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Shares of Common Stock sold in the initial public offering in March 1995 and follow-on offerings in August 1995 and May 1996, 2,134,590 shares registered on a shelf registration statement on Form S-3 effective in July 1997 covering shares of Common Stock issued in the acquisitions of Columbia Spectrum Management L.P. and CRC, 140,000 shares issued in connection with the acquisition of Atlantic Communication Sciences, Inc., and option shares registered on the Company's registration statements covering employee compensation plans are also, or will be in the near future, eligible for immediate and unrestricted sale in the public market at any time. In addition, approximately $15 million of Common Stock will be issued in connection with the acquisition of R T Masts and will be eligible in the near future for immediate and unrestricted sale in the public market. Substantially all of the other shares of the Company's Common Stock are not restricted and are freely tradeable in the public market.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. NONE.

ITEM 2. CHANGES IN SECURITIES. NONE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. NONE.

ITEM 5. OTHER INFORMATION.

  On August 18, 1997, the Company through one of its wholly-owned subsidiaries, acquired the assets of Telesys (UK) Limited ("Telesys"), a provider of engineering program management and installation of wireless communications and fiber optic systems. The transaction consisted of cash consideration of United States $245,000 and up to an additional United States $200,000 payable over two years based upon successful achievement of objectives. Telesys, located in Harlow, Essex, U.K., provides services to operators of wireless, fiber optic, and cable systems in Europe. It installs and commissions radio systems, as well as designs and installs fiber optic and cable systems.

  On September 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights (the "Rights") will be distributed as a dividend at the rate of one preferred share purchase right on each outstanding share of its Common Stock held by stockholder of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy one-hundredth of one share of Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten (10) years from the date the Agreement is executed by the Company and BankBoston, N.A., the Rights agent.

  The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. If, after the Rights become exercisable, P-Com is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. In addition, if a person or group acquires 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock (or cash, other securities or property, at the discretion of the Board of Directors) having a market value of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, the Board, in its sole discretion, may redeem the Rights for $0.0001 per Right.

  In addition, effective as of September 26, 1997, the Company effected a 2-for-1 stock split in the form of a 100% stock dividend.

  On November 5, 1997, the Company announced that it had sold $100 million (excluding proceeds of the over-allotment option, if any) of convertible subordinated notes through a private placement within the United States to qualified institutional accredited investors and qualified institutional buyers and, outside the United States, to non-U.S. investors.

  The notes will have a term of five years and be convertible into P-Com common stock. The Company stated that it intends to use the net proceeds of the offering for possible acquisitions, repayment of debt and for general corporate purposes, including working capital and capital expenditures.

  The securities offered will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be offered or sold in the United States absent registration under the Securities Act of 1933 and applicable state securities laws or available exemptions from registration requirements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits.

     3      Certificate of Designation for the Series A Junior Participating
            Preferred Stock, as filed with the Delaware Secretary of State on
            October 8, 1997. (Previously filed as an exhibit to the Company's
            Current Report on Form 8-K dated September 26, 1997 as filed with the Securities and Exchange Commission on October 14, 1997 (File
            No. 001-13475))
     4      Rights Agreement, dated as of October 1, 1997, between the Company and BankBoston, N.A., which includes the form of Certificate of
            Designation for the Series A Junior Participating Preferred Stock
            as Exhibit A, the form of Right Certificate as Exhibit B and the
            Summary of Rights to Purchase Preferred Shares as Exhibit C.
            Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth (10th) business day after public announcement that a person or group has acquired beneficial ownership of 15% or more of the
            Common Shares or the tenth (10th) business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the
            Common Shares. (Previously filed as an exhibit to the Company's
            Current Report on Form 8-K dated September 26, 1997 as filed with the Securities and Exchange Commission on October 14, 1997 (File
            No. 001-13475))
     10.30C Amended and Restated Loan Agreement dated September 17, 1997 by and between the Company and Union Bank of California, N.A.
     27     Financial Data Schedule

  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the three-month period ended September 30, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          P-COM, INC.
                                          (Registrant)

Date: November 5, 1997

                                          By: /s/ George Roberts
                                          -------------------------------------
                                          George Roberts
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

Date: November 5, 1997

                                          By: /s/ Michael Sophie
                                          -------------------------------------
                                          Michael Sophie
                                          Chief Financial Officer and Vice
                                          President Finance and Administration

EXHIBIT INDEX

 EXHIBIT
   NO.
 -------
  3      Certificate of Designation for the Series A Junior Participating
         Preferred Stock, as filed with the Delaware Secretary of State on
         October 8, 1997. (Previously filed as an exhibit to the Company's
         Current Report on Form 8-K dated September 26, 1997 as filed with the
         Securities and Exchange Commission on October 14, 1997 (File No. 001-
         13475))
  4      Rights Agreement, dated as of October 1, 1997, between the Company and
         BankBoston, N.A., which includes the form of Certificate of
         Designation for the Series A Junior Participating Preferred Stock as
         Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. Pursuant to the
         Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth (10th) business day after public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Shares or the tenth
         (10th) business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the Common Shares. (Previously filed as an exhibit to the Company's Current Report on Form 8-K dated
         September 26, 1997 as filed with the Securities and Exchange
         Commission on October 14, 1997 (File No. 001-13475))
 10.30C  Amended and Restated Loan Agreement dated September 17, 1997 by and between the Company and
         Union Bank of California, N.A.
 27      Financial Data Schedule