Form 10-K
period 1997-12-31
P COM INC
filed 1998-03-31
CIK 935493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997.

[_]  OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from    to     .

                       COMMISSION FILE NUMBER:  0-25356
                              ___________________

                                  P-COM, INC.

             (Exact name of Registrant as specified in its charter)
                              ___________________

                Delaware                            77-0289371
         (State of Incorporation)           (IRS Employer Identification No.)

            3175 S. Winchester Boulevard, Campbell, California 95008 (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (408) 866-3666
________________________________________________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       Title of each class          Name of each exchange on which registered
       -------------------          -----------------------------------------
              None                                     None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.0001 par value. Series A Junior Participating Preferred Stock $0.0001 par value.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No _____
                                               -----

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 23, 1998, was approximately $608,324,698 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 23, 1998, approximately 43,079,418 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 19, 1998 are incorporated by reference into Part III.

================================================================================

                                    PART I
                                    ------
ITEM 1.  BUSINESS

     The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Operating Results" and elsewhere in this Annual Report on Form 10-K. Unless otherwise indicated, all information relating to share prices and number of shares in this Annual Report on Form 10-K reflect a 2-for-1 forward stock split in the form of a 100% stock dividend on September 26, 1997.


     P-Com supplies equipment and services for access to worldwide telecommunications and broadcast networks. The Company's Tel-Link(R) systems are used as wireless digital links in applications that include interconnecting base stations and mobile switching centers in microcellular and personal communications services ("PCN/PCS") networks and for providing local telephone company ("telco") connectivity in the local loop. The integrated architecture and high software content of the Company's systems are designed to offer cost-effective, high-performance products with a high degree of flexibility and functionality. Additionally, the Company offers turnkey microwave relocation services, engineering, program management, installation and maintenance of communication systems to new licensees of radio spectrum who first remove existing users from the frequencies before implementing new systems and provides equipment for wireless network access applications. The Company is currently field testing and further developing a range of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries.

     P-Com's Tel-Link(R) wireless radios utilize a common architecture for systems in multiple millimeter wave and spread spectrum microwave frequencies including 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 38 GHz and 50 GHz. The Company's systems are designed to be highly reliable, cost effective and simple to install and maintain. Software embedded in the Company's systems allows the user to easily configure and adjust system settings such as frequency, power and capacity with minimal manual tuning and mechanical adjustments. The Company also markets a full line of Windows and SNMP-based software products that are complementary to its systems as sophisticated diagnostic, maintenance and system configuration tools.

     The Company's radio systems are sold internationally through strategic partners, system providers, original equipment manufacturers ("OEMs") and distributors as well as directly to end-users, and domestically primarily through its direct sales force. The Company's radio system customers include Advanced Radio Telecom, Corp. ("ART"), Bosch Telecom GmbH, Grupo Iusacell S.A. de C.V., Lucent Technologies, Inc. (including the entities formerly known as AT&T Network Systems Deutschland GmbH and AT&T Network Systems Nederland BV), Mercury Communications Ltd., Mercury Personal Communications, Orange Personal Communications Ltd., Italtel S.p.A. (formerly known as Siemens Telecommunicazioni, S.p.A.), Ericsson, Ltd., Fujitsu Limited, Northern Telecom, Ltd. and WinStar Wireless, Inc. (collectively with its subsidiary WinStar Equipment Corp., "WinStar"). The Company's customers for microwave relocation services include Sprint Spectrum, AT&T Wireless, PrimeCo Personal Communications, BellSouth, Omnipoint and South Carolina Public Service Authority ("SCPSA").

     P-Com received in December 1993 its initial ISO 9001 registration, a standard established by the International Organization for Standardization that provides a methodology by which manufacturers can obtain quality certification. In accordance with ISO 9001 requirements, the Company's ISO 9001 registration was subsequently recertified. The Company also completed ISO 9001 registration for its United Kingdom sales and customer support facility, Geritel facility in Italy in 1996 and Technosystem facility in Italy in 1997. The Company is in the process of obtaining ISO 9001 registration for its other facilities outside of the United States.

BACKGROUND

     In recent years, there has been an increase in demand for high performance voice, data, facsimile and video communications. This trend, coupled with regulatory changes in the United States and abroad and technological advances, has led to significant growth in the number of users for existing telecommunications capacity and the emergence of new wireless services for both mobile and fixed applications.

     In response to this increased demand, existing mobile wireless service providers, such as cellular service providers, have begun upgrading their networks to more effectively use their allocated frequency spectrum to accommodate more users and provide enhanced additional features, such as paging or facsimile service. One such method of increasing capacity involves dividing existing coverage cells into several smaller radius cells, which allows the same frequency of the radio spectrum to be reused in adjacent cells. At the same time, other telecommunications service providers are beginning to establish PCN/PCS networks to provide a broad range of mobile wireless communications similar to these enhanced cellular services. These microcellular upgrades to existing systems and new PCN/PCS networks require the establishment of additional, interconnected base stations.

     Additionally, there has been a worldwide trend toward privatization of public telephone operators ("PTOs") and deregulation of local loop services. This trend has resulted in increased competition among companies seeking to provide local access to the Public Switched Telephone Network ("PSTN"), which has resulted in increased spending by existing PTOs and the emergence of new companies providing fixed telecommunications services. As companies enter this market, they must establish an infrastructure to deliver local fixed telecommunications services and interconnect that infrastructure with the PSTN. This local access and interconnect can often be implemented using wireless technology at a cost and time advantage to wireline alternatives.

     As competition among service providers intensifies, it is becoming increasingly important for them to respond quickly to changes in user patterns and preferences. This frequently involves increasing the coverage of their networks but also involves adding additional features, functionality, and service offerings to their customers. As time to market has become ever more critical, network service providers have increasingly looked to outside suppliers, including equipment suppliers, for services such as network design and installation. These service providers have also come to expect their equipment suppliers to develop and offer additional products for new service offerings, such as point-to-multipoint product offerings and access devices for connecting their networks with the customers end site. Point-to-multipoint offerings are being driven by the need for greater flexibility and more efficient use of spectrum allocations. Equipment providers with expertise in these areas are becoming critical for the implementation of network upgrades and next generation network buildout.

     Millimeter wave radio systems are increasingly utilized for short-haul wireless connections such as base station interconnect, local fixed telecommunications access, and interconnect to the PSTN. The lower end of the radio frequency spectrum, encompassing the traditional microwave frequency bands, requires the use of more expensive equipment and has become increasingly congested as compared to the millimeter wave frequency bands. Moreover, higher frequencies allow a greater number of channels to be allocated in the same percentage of spectrum compared to lower frequencies. The shorter transmission distances of higher frequencies also allow these frequencies to be reused in adjacent geographic areas whereas lower frequencies often propagate beyond the desired locale into nearby areas. Therefore, regulatory authorities responsible for the allocation of the radio wave spectrum are under increasing pressure to assign millimeter wave frequency bands to those applications that can effectively utilize this portion of the spectrum.

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

THE P-COM SOLUTION

  Existing Products and Services

     P-Com offers equipment and services necessary to access telecommunications and broadcast networks worldwide. The Company's Tel-Link(R) millimeter wave radio systems and proprietary software offer telecommunications service providers wireless connections for short-haul applications. The Company also utilizes both frequency shift keying ("FSK") and spread spectrum modulation techniques in its products. These systems are designed to be highly reliable, cost-effective and simple to install and maintain, thus lowering the service provider's overall cost of ownership. Additionally, the Company offers complete turnkey relocation services for new licensees of radio spectrum who must first remove current users of the frequencies before building out new networks, and also offers network design, construction, and maintenance services. P-Com also offers frame relay and integrated access products for network service providers to facilitate managed connections of end users to their network. The Company markets its systems and services to cellular and PCN/PCS service providers implementing microcellular networks and to companies offering local loop telecommunications services.

     The following diagram illustrates the use of the Company's radio systems to connect base stations in a PCN/PCS application; the Company's systems are used in a similar manner in cellular networks.

               Diagram describing PCS and Cellular Applications.

     The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service from a high capacity communications infrastructure.

                 Diagram describing Local Access Applications.

     The Company believes its current solutions offer the following benefits:

     Commonality of Architecture. The Company's Tel-Link(R) systems employ a design architecture that is optimized for operation at millimeter wave and microwave frequencies. In contrast to most conventional radio systems, the Company's systems across this frequency range are identical in architecture, functionality and features, except for the final stage of the system which determines the transmit and receive frequencies. This degree of commonality assists P-Com in providing a range of products to customers that operate systems in numerous millimeter wave and microwave bands. Currently, the Company is shipping 7GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz systems. The common architecture employed in the Company's systems is designed to offer P-Com's customers lower overall cost of ownership and ease of system implementation through such benefits as reduced spare part inventories, common features and software across the family of systems, reduced training and easy integration into a network management system. The Tel-Link(R) systems employ a high level of circuit integration, with the concomitant advantages of fewer components and connections, less heat dissipation and reduced human involvement in production and testing.

     Ease of Installation. The Company's systems were designed to lower installation costs by minimizing the time and effort involved in system implementation. The two primary assemblies of the systems, the outdoor unit ("ODU"), which is typically located on a tower or a rooftop, and the indoor unit ("IDU"), are connected with a single coaxial cable. Most conventional systems require multiple cable connections between the IDU and the ODU, are manually tuned and require numerous mechanical adjustments. The Company's systems are smaller and lighter than conventional systems, and are software-configurable, requiring minimal manual tuning and mechanical adjustments during installation.

     High Level of Software Functionality. The Tel-Link(R) architecture is designed to provide the Company's customers with a high level of functionality to facilitate operation of the systems. The configuration of the Company's systems, including setting the system's power and frequency and upgrading its capacity, can be performed via the keypad located on the IDU. The Company also offers proprietary Windows and SNMP-based software tools that permit a user to perform system configuration from a personal computer attached directly to the IDU or from any remote location accessed through a network management system. The capacity of the Company's systems can be upgraded through software, providing a greater degree of flexibility for customers. In contrast, conventional millimeter wave systems typically require mechanical adjustments and manual tuning on both the IDU and ODU, and their capacities cannot be upgraded using software.

     Cost-effective Maintenance. The ease of maintenance of the Tel-Link(R) systems is primarily due to the software embedded in the system and its software tools. The Company includes a significant amount of the system's circuitry in the IDU where system reliability is increased due to less demanding temperature extremes and maintenance is easier to perform. Most conventional systems contain more circuitry in the ODU, which exposes the circuitry to a wider temperature range. This may require that more maintenance take place in the ODU, which is typically more difficult to access. Use of the Company's proprietary maintenance software tools can be on-site at the IDU or from any remote location through a network management system. These tools allow the user to read the status of numerous radio parameters and to change settings and configurations if desired. Maintenance tools offered with the Tel-Link(R) systems include in-service performance monitoring and analysis, system alarm reporting and IDU and ODU temperature readings.

     Comprehensive Services. The Company provides turnkey microwave relocation, engineering, installation and commissioning, and program management services to the telecommunications industry. Such service packages assist in meeting the critical cost and timeline objectives demanded by the wireless industry. The Company's service division is designed to be involved in the aspects of system build-out, including such tasks as: needs and objectives assessment, system and program planning, network engineering, operations, maintenance, frequency coordination and resolution of regulatory issues, management reporting, training, installation, commissioning and acceptance, and preparation of documentation. The Company provides these services either directly or through approved subcontractors.

  Products Under Development

     Point-to-Multipoint Products. The re-allocation of spectrum in many bands ranging from 2.4 GHz to 40 GHz is enabling the development of new services such as local multipoint distribution service (LMDS) and local multipoint communications service (LMCS). These services address the desire of service providers for more efficient use of spectrum within a particular service area. Certain bandwidth demand thresholds must be met before a customer can economically justify the cost of a dedicated point-to-point system. Point-to-multipoint provides the flexibility for a service provider to offer customers wireless bandwidth on demand thereby creating the concept of a wireless central office. The Company is currently developing a point-to-multipoint system to provide service to end users from a hub station in a cell typically extending from 1 to 10 kilometers. Cell size is based on frequency, traffic requirements, and desired availability. The hub consists of one to 24 sector subsystems that include sectorized antennae and their associated communications equipment. Each sector subsystem covers from 15 to 90 degrees of azimuth with additional sector subsystems providing up to 360 degrees of coverage. The diagram below illustrates the potential use of the Company's point-to-multipoint system to connect end-users to a hub station:


                Diagram Describing Point-To-Multipoint Products

P-COM, INC. POINT-TO-MULTIPOINT PRODUCTS AS OF DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------
                                                                                             MODULATION SCHEME & ACCESS
               FREQUENCY                      INTERFACES          SUBSCRIBER DATA RATES                METHOD
------------------------------------------------------------------------------------------------------------------------
10 GHZ SYSTEMS*                                  E0                64 Kbps to 20 Mb/s              Up to 64 QAM,
Hub Radius:  up to 6 miles                       E1                TDM                             TDMA
                                                 E3
------------------------------------------------------------------------------------------------------------------------
24 GHZ SYSTEMS                                    DS0              64 Kbps to 155 Mb/s              Up to 64 QAM,
Hub Radius:  up to 4 miles                       ISDN              ATM & TDM                        FDMA, TDMA
                                                  DS1
                                              Frame Relay
                                                MPEG-2
                                                10BaseT
                                                 DS-3
                                               155 Mbps
------------------------------------------------------------------------------------------------------------------------
26 GHZ SYSTEMS*                                   E0                64 Kbps to 20 Mb/s              Up to 64 QAM,
Hub Radius:  up to 3.5 miles                      E1                TDM                             TDMA
                                                  E3
------------------------------------------------------------------------------------------------------------------------
28 GHZ SYSTEMS*                                   DS0              64 Kbps to 155 Mb/s              Up to 64 QAM,
Hub Radius:  up to 3.5 miles                     ISDN              ATM & TDM                        FDMA, TDMA
                                                  DS1
                                              Frame Relay
                                                MPEG-2
                                                10BaseT
                                                 DS-3
                                               155 Mbps
------------------------------------------------------------------------------------------------------------------------
38 GHZ SYSTEMS*                                   DS0              64 Kbps to 155 Mb/s              Up to 64 QAM,
Hub Radius:   up to 3 miles                      ISDN              ATM & TDM                        FDMA, TDMA
                                                  DS1
                                              Frame Relay
                                                MPEG-2
                                                10BaseT
                                                 DS-3
                                               155 Mbps
------------------------------------------------------------------------------------------------------------------------
-------------------
*  Not currently available for shipment; prototypes under development.


THE P-COM STRATEGY

     The Company's goal is to become a leading supplier of high performance radio systems operating in millimeter wave and spread spectrum microwave frequency bands, as well as related service offerings such as microwave relocation. The following are the key elements of its strategy to achieve this objective:

     Focus on Millimeter Wave and Spread Spectrum Microwave Market. The Company is designing its products specifically for the millimeter wave and spread spectrum microwave frequency band. The Company's core architecture is designed to optimize its systems for operation at millimeter wave and microwave frequencies. The Company currently ships 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz systems. The Company is selling its systems primarily to cellular and PCN/PCS service providers implementing microcellular networks (Code Division Multiple Access (CDMA), Time Division Multiple Access (TDMA) and Extended Time Division Multiple Access (E-
TDMA)), PTO companies offering local loop services and service companies providing alternative access. The Company is developing systems which operate at additional millimeter wave and spread spectrum microwave frequencies.

     Provide Ancillary Services in RF Engineering and System Construction. The Company recently entered the market for relocation services for new licensees of radio frequency spectrum. These services, which move existing users of a specific radio frequency in order to clear the path for a new user, allow the new licensees to outsource the relocation effort to P-Com. The Company believes this service business will provide it with many strategic advantages, including allowing it to develop strong relationships with decision makers early in the network buildout process

This business unit has expanded to also provide engineering, program management, installation and maintenance of communications systems.

     Continue to Expand Worldwide Presence. The Company is focused on expanding its presence internationally and further establishing its market position in the United States. To date, the market opportunities for the Company's systems have been greater abroad, as the markets for PCN/PCS and microcellular networks and local loop access have developed at a faster rate than in the United States. The Company intends to continue its international focus by meeting international telecommunications standards where appropriate and using strategic alliances to penetrate international markets. The Company has met the standards established by the European Telecommunications Standards Institute ("ETSI") and achieved regulatory approval for certain of its systems in many countries including, Australia, the Czech Republic, France, Germany, Greece, Hungary, Italy, Mexico, Spain, the United Kingdom, and the United States. The process for additional regulatory approvals for certain systems is underway in numerous other countries, including Belgium, China and Switzerland. The Company's management team consists of a group of highly-experienced telecommunications executives from Italy, the United Kingdom and the United States. The Company maintains offices throughout the world, has acquired numerous companies throughout the world, and will continue to open offices in new geographic areas as needed in order to support sales and customer support efforts.

     Build and Sustain Manufacturing Cost Advantage. The Company has designed its system architecture to reduce the number of components incorporated in each system and to permit the use of common components across the range of the Company's products. The Company believes this will assist in the reduction of its manufacturing costs by permitting volume component purchases and enabling a standardized manufacturing process. The Company utilizes contract manufacturers to service its volume requirements, reserving its internal manufacturing capabilities to produce initial quantities of new products prior to commencement of volume shipments and to respond to special customer requirements regarding specifications or delivery.

     Leverage and Maintain Software Leadership. The Company seeks to differentiate its systems through the proprietary software embedded in the IDU and ODU and its Windows and SNMP-based software tools. This software is designed to allow the Company to deliver to customers a high level of functionality in a system that can be easily configured by the user to meet particular needs. In addition, the embedded software enables the capacity of the Company's systems to be easily upgraded. Software tools are also offered to facilitate network management of the system. The Company intends to continue its focus on software development in order to support increasing levels of functionality and ease of configuration and use of the Company's systems.

     Position P-Com for Emerging Applications and Markets. The Company intends to market its systems for applications other than microcellular, PCN/PCS and local loop services and to explore emerging geographic markets. Many growing businesses and local government organizations are choosing to install, maintain and manage their own telecommunications infrastructures and only interface with a PTO where a connection to the public network is required. As the voice, data and video traffic within an organization increases, this approach becomes more cost-effective than leasing these intracompany services from a PTO. The Company believes that additional markets may develop abroad, as the implementation of the communications infrastructure upgrades in emerging countries increasingly bypasses traditional wired networks and moves directly to a cost-effective wireless network.

     Acquire Companies with Complementary Products and Services. The Company believes that acquisitions of companies with complementary products and services will allow the Company to expand the products and services that it offers to both its own customer base and to the customer bases of the acquired companies. The Company has acquired companies that offer spread spectrum radios, point-to-multipoint distribution systems currently under development, microwave relocation and system construction, wire-line access systems including advanced frame relay network management products and integrated services access platforms, engineering, program management and installation of wireless communications, cable and fiber optic systems. The Company recently acquired
RT Masts Limited ("RT Masts"), a company based in England and Telematics, Inc. ("Telematics"), a company based in Virginia that supply, install and maintain telecommunications systems and services, including antennae covering high frequency, medium frequency and microwave systems, and also manage the construction of radio system sites, as well as the construction of towers and the installation of radios and antennae at system sites. In addition, on March 28, 1998, the Company acquired substantially all of the assets of the Wireless Communications Group of Cylink Corporation, a Sunnyvale, California-based company. The Wireless Communications Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets.

     Ongoing Development of Point-to-Multipoint Systems. The Company is continuing to pursue development of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries. Incorporated into networks, these systems are being designed to deliver broadband digital services offering telephony, high-speed two-way data, video conferencing, Internet access, and broadband video services. The systems are being designed to allow alternative access to local circuit, packet and cell switching facilities within metropolitan areas. The Company believes that the point-to-multipoint solution will provide high-bandwidth alternatives to traditional network access methods. It is intended that this capability, along with the Company's cell modeling capability, will allow the wireless carriers to increase traffic capacity and revenues.

TECHNOLOGY

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

     Most conventional millimeter wave radio systems use technology that is very similar to microwave radio technology, except that a millimeter wave frequency source is used at the final stage instead of a lower frequency microwave source. As depicted below, when transmitting, the IDU, which is the radio system's interface to the end-user's equipment, sends an unmodulated digital transmit signal to the ODU. In the ODU, this signal directly modulates a transmit Gunn oscillator which has its final frequency controlled by a synthesizer. The signal, now at the desired millimeter wave frequency, is then routed to the antenna for transmission to the millimeter wave radio system at the receiving end. At the receiving end, the incoming signal is mixed in a receive converter with a receive millimeter wave frequency source, typically a Gunn oscillator which has its frequency controlled by a synthesizer. The signal is then routed through an intermediate frequency (IF) converter, demodulated, and the resultant signal is then sent to the IDU where it is directed to the end-user's equipment.


         Diagram Describing Convention Technology and P-Com Technology

     P-Com believes that its millimeter wave technology is significantly different from that contained in most conventional systems. When transmitting, the Company's IDU sends an already-modulated, IF transmit signal to the ODU where it is received by the IF processor, routed to the transmit converter and mixed with a synthesized frequency source. This signal is then amplified and passed through to the Company's proprietary frequency converter to establish the appropriate millimeter wave frequency. The signal is then routed to the antenna for transmission to the millimeter wave radio system at the receiving end. At the receiving end, the incoming signal is routed to the frequency converter and mixed in the downconverter with the same frequency source that was used when transmitting. The signal is passed through the same IF processor to the IDU where it is demodulated and sent to the end-user's equipment.

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

     P-Com's architecture is designed to achieve reliability, cost, installation and maintenance benefits over conventional approaches. The Company employs a common architecture in the ODU for all stages of the system other than the frequency converter used to establish the millimeter wave frequency at which the system operates. In contrast, conventional millimeter wave systems often use different designs for several components of the ODU for each different frequency band. Third, the final transmit and receive frequencies are electronically tunable either from the IDU or from a remote location using a network management system. In contrast, many conventional approaches employ a Gunn oscillator to generate the transmit millimeter wave frequency source and a second Gunn oscillator to receive the millimeter wave transmission from the remote end. These devices must be manually tuned and adjusted to achieve proper operation. The Company believes that the Gunn oscillator technology that is typically used in conventional approaches is inherently less reliable than P-Com's proprietary frequency converter technology. Finally, in P-Com's systems, the IDU and ODU are connected with a single coaxial cable, in contrast to many conventional systems that require multiple cable connections.

  P-Com System Architecture

     The Company's millimeter wave and spread spectrum microwave radios comprise three primary assemblies: the IDU, the ODU and the antenna. The IDU houses the digital signal processing and the modem functions, and interfaces to the ODU via a single coaxial cable. The ODU, a radio frequency (RF) enclosure, establishes the specific transmit and receive frequencies and houses the proprietary P-Com frequency converter. The antenna interfaces directly to the ODU via a proprietary P-Com waveguide transition technology. The following diagram illustrates a typical P-Com Tel-Link(R) radio system:

              Diagram Describing P-Com Tel-Link(R) Radio System.

     Indoor Unit (IDU) and Software. The IDU is the interface to the user's network. It is an indoor mounted assembly that contains baseband electronics, including the functions of line interface, digital signal processing, modulation/demodulation and intermediate frequency generation. The IDU also includes the alarm and diagnostic, service channel and telecommunications network management interfaces. Finally, the IDU contains the capability to set the system capacity, frequency synthesizer and power output of the radio; no access to the ODU is required.

     The configuration of the Company's systems, including the setting of the system's power, frequency and capacity, is performed via the keypad located on the IDU. The Company also offers proprietary Windows and SNMP-based software tools that permit a user to perform system configuration from a personal computer attached directly to the IDU or from any remote location accessed through a network management system. In contrast, conventional millimeter wave systems typically require mechanical adjustments and manual tuning, which involves sending maintenance personnel to the radio location. The software embedded in the Company's systems also allows the easy upgrade of system capacity; minimal hardware changes are required.

     Outdoor Unit (ODU). The ODU consists of a lightweight, compact, integrated RF electronics enclosure which attaches to an antenna. The RF enclosure contains the electronics that convert and amplify the modulated signal received from the IDU. Typically, the ODU is installed outdoors on a tower or rooftop. The RF enclosure is connected to the antenna with the Company's proprietary waveguide transition that requires no alignment, tools or special techniques. It is secured to the antenna with quick release clips that typically allow an installer to replace the complete unit in less than five minutes. In addition, since the antenna mount is independent of the RF enclosure, replacement of the RF enclosure requires no realignment of the antenna.

     IDU-ODU Interconnection. The single coaxial cable connecting the Company's IDU and ODU carries transmit and receive signals as well as DC power. This cable can reach up to 1,000 feet without requiring additional amplification or a setting for a specific length. No specific matching is required between the ODU and IDU: any IDU within a particular capacity range will operate to full specification with any ODU within that capacity range, irrespective of the frequency band in which the ODU operates. Many conventional systems require multiple cable connections, distance-specific settings and specific matching between the IDU and the ODU.

PRODUCTS AND SERVICES

  Current Products

     Tel-Link(R) Products. The Company's products are based on a common system architecture and are designed to carry various combinations of voice, data and video traffic and to be easily configurable based on the needs of its customers. The Tel-Link(R) systems operate at both E1 and T1/T3 data rates, as well as lower data rates. E1 is an international standard data rate operating at 2.048 megabits per second that carries 30 duplex voice circuits and T1 is a U.S. standard data rate operating at 1.544 megabits per second that carries 24 duplex voice circuits. T3 is a U.S. standard data rate operating at 44.736 megabits per second that carries 672 duplex voice circuits. The Company is also developing prototypes for Tel-Link(R) systems that operate at E3 data rates. E3 is an international standard data rate operating at 34.368 megabits per second that carries 480 duplex voice circuits. Typical transmission distances for the Company's systems range from one to fifty miles, depending on the specific frequency at which the system operates, antenna size and local climate conditions.

     All of the Company's systems currently being shipped are designed to operate in millimeter wave and spread spectrum microwave frequency bands. The Company's systems have been shipped for network use or use in system trials in Australia, Belgium, Bulgaria, Canada, Chile, China, Columbia, the Czech Republic, England, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Philippines, Saudi Arabia, Scotland, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United States, Venezuela and Vietnam. The table on the following page provides certain information about the systems currently being marketed by the Company, the list price range of such systems, their transmission distances, the number of lines each system is designed to offer and the maximum number of voice channels each system is designed to support. List prices for each system are single quantity prices for one radio link consisting of two radios. The Company typically offers substantial volume price discounts. The higher end of the list prices represent prices for higher capacity redundant radios. Most of these configurations are currently being shipped to customers.

P-COM, INC. PRODUCTS AS OF DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------------
                                                                   NUMBER OF LINES;               NUMBER OF
                  FREQUENCY                      STANDARD             DATA RATES               VOICE CHANNELS
-----------------------------------------------------------------------------------------------------------------------
SPREAD SPECTRUM:
----------------------------------------------
  2.4 GHz SYSTEMS                               E1                 1, 2*, 3*, 4*               30, 60, 90, 120
     Distance: Up to 50 miles                   T1                 1, 2*, 3*, 4*               24, 48, 72, 96
     List Price: $15,000-$62,000                Data               56 Kbps-2 Mbps
-----------------------------------------------------------------------------------------------------------------------
  5.7 GHZ SYSTEMS                               E1                 1, 2*, 3*, 4*               30, 60, 90, 120
     Distance: Up to 35 miles                   T1                 1, 2*, 3*, 4*               24, 48, 72, 96
     List Price: $19,000-$70,000                Data               56 Kbps-2 Mbps
-----------------------------------------------------------------------------------------------------------------------
LICENSED FREQUENCIES:
----------------------------------------------
  7 GHz SYSTEMS                                 E1                 1, 2, 4, 8, 16              30, 60, 120, 240, 480
     Distance: Up to 35 miles                   E3*                1                           480
     List Price: $32,000-$94,000                T1+                1, 4, 8, 16                 24, 96, 192, 384
                                                T3+                1                           672
                                                Data++             3 x 64 Kbps
-----------------------------------------------------------------------------------------------------------------------
  13/14/15 GHZ SYSTEMS                          E1                 1, 2, 4, 8, 16              30, 60, 120, 240, 480
     Distance: Up to 15 miles                   E3*                1                           480
     List Price: $30,000-$93,000                T1+                1, 4, 8, 16                 24, 96, 192, 384
                                                T3+                1                           672
                                                Data++             3 x 64 Kbps
-----------------------------------------------------------------------------------------------------------------------
  18/23/26 GHZ SYSTEMS                          E1                 1, 2, 4, 8, 16              30, 60, 120, 240, 480
     Distance: Up to 10 miles                   E3*                1                           480
     List Price: $27,000-$82,000                T1                 1, 4, 8, 16                 24, 96, 192, 384
                                                T3                 1                           672
                                                Data++             3 x 64 Kbps
-----------------------------------------------------------------------------------------------------------------------
  38 GHZ SYSTEMS                                E1                 1, 2, 4, 8, 16              30, 60, 120, 240, 480
     Distance: Up to 6 miles                    E3*                1                           480
     List Price: $24,000-$73,000                T1                 1, 4, 8, 16                 24, 96, 192, 384
                                                T3                 1                           672
                                                Data               3 x 64 Kbps
-----------------------------------------------------------------------------------------------------------------------
  50 GHZ SYSTEMS                                E1                 1, 2, 4, 8*, 16*            30, 60, 120, 240, 480
     Distance: Up to 3 miles                    Data++             3 x 64 Kbps
     List Price: $30,000-$75,000
-----------------------------------------------------------------------------------------------------------------------

  *  Not currently available for shipment; prototypes under development.

  + Not currently available for shipment; prototypes to be developed based on customer demand, if any.

 ++  Currently available for shipment; no orders yet received.

     Wire-line Access Products. The Company's wire-line access products are designed and manufactured by Control Resources Corporation. They are based on advanced architectures to provide proactive management, real time and historic performance data capture and flexible cost effective configurations for complex network requirements. Current NetPath products operate from 56 Kbps DDS service through 1.544 Mbps T1 service. The NetPath integrated access platform product can support multiple high speed access links and can internally transfer data at up to 1 Gbps. Products are managed using Telnet, VT100 and SNMP and have integrated ISDN interfaces and analog modems. The following products are currently being shipped, or are currently available for shipment:

------------------------------------------------------------------------------------------------------------
               PRODUCT                               APPLICATION                       ACCESS RATES
------------------------------------------------------------------------------------------------------------
             NetPath 64                      Managed Frame Relay Access               56 and 64 Kbps
             NetPath 100                     Managed Frame Relay Access               F/T1 to T1
             NetPath 400                     Integrated Access                        1 to 4 T1
------------------------------------------------------------------------------------------------------------

     Technosystem Products. The Company also designs, manufactures and markets equipment transmitters and transponders for television and radio broadcasting through its subsidiary, Technosystem. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links.

  Products Under Development

     Point-to-multipoint Communications Systems. P-Com is currently field testing point-to-multipoint systems to provide bandwidth management, increased spectral efficiency, high availability, comprehensive network management, increased user and network interfaces, and lower cost. The system is being developed to be highly scalable, and to accommodate hub and remote site growth. The Company intends to offer cost effective, highly efficient modulation schemes such as 32 and 64 QAM at millimeter wave frequencies. There can be no assurance that the Company will be able to successfully develop the point-to-multipoint systems or that such products will achieve market acceptance. To date, no point-to-multipoint systems have been shipped for revenue.

   Services

     P-Com, through its P-Com Network Services subsidiary ("Network Services"), provides turnkey relocation of microwave links from spectrum reallocated by the FCC for emerging technologies and applications. The providers of these emerging technologies and applications, which include PCS licensees, must first relocate the existing user or users to a comparable location on the frequency spectrum. This relocation process requires substantial attention from radio engineering personnel, and many service providers lack sufficient personnel resources to both relocate existing users and build out a new network. Many providers seek to outsource this relocation responsibility to a third-party, such as Network Services. Network Services, which (through its predecessor) signed its first PCS microwave relocation contract in January 1995, to date has performed microwave relocation services on more than 1,000 paths.

     Network Services provides three principal microwave relocation services: market and system analysis which involves the collection of data on the various existing paths in a particular area, as well as the potential cost of comparable paths for relocation; negotiation services which involves negotiations with existing users of spectrum on behalf of the PCS licensee in order to agree on the parameters of a new path; and program management which involves managing the complete physical construction of a relocation path, including the procurement of equipment and building permits, and installation and testing of the new system; as well as turnkey relocation encompassing all of the above. Network Services has expanded its service offerings through the acquisitions of RT Masts and Telematics, which engage in the management of construction of radio system sites, as well as construction of towers and the installment of radios and antennae at system sites.

     Network Services' principal service is turnkey microwave relocation services in which Network Services conducts all system analysis, negotiation, and implementation and delivers to its client fully cleared spectrum.

     Network Services' customers include Sprint Spectrum, AT&T Wireless, PrimeCo Personal Communications, BellSouth, Omnipoint, and SCPSA.

     Additionally, P-Com is expanding its service offerings to include such services as network and path design, installation, and maintenance of the service provider's network.

SALES AND MARKETING

     The Company's sales and marketing efforts are headquartered in the Company's executive offices in Campbell, California. The Company has established and staffed a sales and customer support facility in the United Kingdom that serves as a base for the European market. Internationally, the Company uses a variety of sales channels, including system providers, OEMs, dealers and local agents, as well as selling directly to its customers. The Company has sales offices or personnel located in China, England, France, Germany, Poland, Turkey, Italy and Mexico, and has worldwide OEM agreements with Lucent Technologies, Fujitsu and Italtel. In addition, the Company has established agent relationships in numerous other countries in the Asia/Pacific region and in South America and Europe. In the United States, the Company utilizes both direct sales and OEM channels.

     The Company currently engages in a lengthy sales process that commences with the solicitation of bids by prospective customers. If the Company is selected to proceed further, the Company may provide systems for incorporation into system trials or may proceed directly to contract negotiations. If system trials are required and successfully completed, the Company then negotiates a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed. The Company anticipates that it will increasingly rely upon OEMs and system providers during the sales process, and will therefore have less direct contact during this process with end-users.

     The Company believes that due to the complexity of its radio systems, a high level of technical sophistication is required on the part of the Company's sales and marketing personnel. In addition, the Company believes that customer service is fundamental to its success and potential for follow-on business. New customers are provided engineering assistance for installation of the first units as well as varying degrees of field training depending upon the customer's technical aptitude. All customers are provided telephone support via a 24-hour customer service help desk. The Company's customer service efforts are supplemented by its system providers.

     The Company believes that it must continue to expand its sales and marketing organization worldwide. Any significant sales growth will be dependent in part upon the Company's expansion of its marketing, sales and customer support capabilities, which will require significant expenditures to build the necessary infrastructure.

CUSTOMERS

     The Company's principal customers currently include network operators, which incorporate the Company's systems into networks to deliver communications services directly to consumers, and system providers, which incorporate P-Com systems into networks to be sold to network operators, that in turn provide communications services directly to consumers. Certain customers may act as both network operators and system providers depending on the circumstances.

   Network Operators

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

     The following list represents certain customers from which the Company has generated revenues since the beginning of 1997:

     --------------------------------------------------------------------------------------
                INTERNATIONAL                                 DOMESTIC
     --------------------------------------------------------------------------------------
       Bosch Telecom GmbH                         Advanced Radio Telecom Corporation
       Ericsson Limited                           AT&T Wireless
       Esmartel House                             Bell Atlantic
       Fareastone                                 Bell South
       Ficomp System, Inc.                        Telecom Securicor Cellular Radio
       Fujitsu Limited                            Digital Transmission System
       Gentec                                     FM Associates
       GMA Network                                Horizon Technologies
       Grupo Iusacell S.A. de C.V.                Omnipoint
       Jonmag Group                               PrimeCo Personal Communications
       Lucent Technologies                        Southwestern Bell Corp.
       Mercury Communications Limited             Sprint Spectrum
       Mercury Personal Communications            Teleport Communications Group
       Northern Telecom Limited                   Tellabs Operations, Inc.
       Orange Personal Communications             WinStar Wireless, Inc.
       Siemens (Italtel) Limited
       Spectrum Network Systems
       TSY Poland
     --------------------------------------------------------------------------------------

     For the year ended December 31, 1997, approximately seventy-five customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's sales. In 1996, the Company had five customers which individually accounted for over 10% of the Company's sales. Sales to Orange Personal Communications Ltd. and WinStar accounted for approximately 16% and 11% of the Company's sales, respectively, in 1997. Sales to Orange Personal Communications Ltd., WinStar, Bosch Telecom GmbH, Ericsson Limited and ART accounted for approximately 18%, 12%, 11%, 11% and 11% of the Company's sales, respectively, in 1996. As of December 31, 1997, seven customers accounted for over 64% of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1997. The Company anticipates that, at least for the near term, it will continue to sell its radio systems to an expanding but still relatively small, group of customers. Many of the Company's customers are implementing new networks and may require additional capital to implement fully their planned networks, e.g. Fareastone, Mercury Personal Communications, Orange Personal Communications, Advanced Radio Telecom Corporation and WinStar Wireless, Inc. The Company's ability to achieve or increase its sales in the future will depend in significant part upon its ability to obtain and fulfill orders from existing and new customers and maintain relationships with and provide support to existing and new customers. Equally important is its ability to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and shipment delivery dates. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain and support existing customers or to attract new customers.

     The Company's backlog was approximately $65.2 million as of December 31, 1997, as compared to approximately $58.4 million as of December 31, 1996. The increase is primarily due to the expansion of the Company's international market. The Company includes in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1997 can be canceled since orders are often made substantially in advance of shipment, and some of the Company's contracts provide that orders may be canceled with limited or no penalties up to a specified period (generally 60 to 90 days) before shipment, and in some cases at any time. Therefore, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment.

MANUFACTURING

     The Company's manufacturing objective is to produce systems that conform to P-Com's specifications at the lowest possible manufacturing cost. The Company has designed its system architecture to reduce the number of components incorporated in each system and to permit the use of common components across the range of the Company's products. P-Com believes this will reduce its manufacturing costs by permitting volume component purchases and enabling a standardized manufacturing process. Where appropriate, the Company has developed component designs internally to seek to obtain higher performance from its systems at a lower cost. The Company is engaged in an effort to increase the standardization of its manufacturing process in order to permit it to more fully utilize contract manufacturers.

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

RESEARCH AND DEVELOPMENT

     The Company has a continuing research and development program in order to enhance its existing systems and related software tools and to introduce new systems. The Company invested approximately $29.1 million, $20.2 million and $12.3 million in 1997, 1996 and 1995, respectively, in research and development efforts and expects to continue to invest significant resources in research and development, including new product development and acquisitions.

     The Company's research and development efforts can be classified into three distinct efforts: (1) increasing the functionality of its point-to-point radio systems under development by adding additional frequencies and capacities to its product portfolio, modifying its network management system software offering, and developing other advancements to its point-to-point radio systems under development; (2) developing new products based on its core technologies, such as a point-to-multipoint product offering for applications such as cable or fiber replacements; and (3) integrating new functionality to extend the reach of its products into the customers' networks, such as access technology which allows the customer to manage telecommunications services at its site and integrate voice, data, video and facsimile in one offering, such as the Company's NetPath integrated access product. There can be no assurance that the Company will continue to focus on these areas or that current efforts will result in new product introductions or modifications to existing products.

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

COMPETITION

     The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation--Farinon Division, Nokia Telecommunications, Innova Corp., Philips T.R.T., and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. There can be no assurance that the Company will be able to compete effectively with respect to such elements. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or intense price competition, or make the Company's systems or technologies obsolete or noncompetitive. The Company has experienced significant price competition and expects such price competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems, the Company will face competition from vendors employing other technologies that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

GOVERNMENT REGULATION

     Radio communications are subject to extensive regulation by the United States and foreign laws and international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the limited availability of frequency spectrum has inhibited the growth of wireless telecommunications networks. In order for the Company to operate in a foreign jurisdiction, it must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless communication products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company and its customers, which in turn may have a material adverse effect on the sale of systems by the Company to such customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of operations. Such regulations or such changes could require the Company to modify its products and incur substantial costs to comply with such time-consuming regulations and changes. In addition, the Company is also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, the Company could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services. These delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTELLECTUAL PROPERTY

     The Company relies on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. The Company currently holds four U.S. patents, which number will increase upon consummation of the acquisition of the wireless communications group of Cylink Corporation. (See note 9 of Notes to Consolidated Financial Statements.) The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

EMPLOYEES

     As of December 31, 1997, the Company had a total of 754 employees, including 357 in operations, 171 in research and development, 77 in sales and marketing, 45 in quality assurance and 104 in administration. The Company believes its future results of operations will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.


ITEM 2.  PROPERTIES.

     -----------------------------------------------------------------------------------------------------------------------
          Location of Leased                  Functions              Square Footage                      Date
             Facility                                                                               Lease Expires
     -----------------------------------------------------------------------------------------------------------------------
       HEADQUARTERS                         Administration
                                        Sales/Customer Support           61,000                     November 2005
       Campbell, CA                           Engineering
       USA                                   Manufacturing
     -----------------------------------------------------------------------------------------------------------------------

       Campbell, CA                          Manufacturing               25,000                     August 2002
     -----------------------------------------------------------------------------------------------------------------------

       San Jose, CA                            Warehouse                 34,000                     December 1999
     -----------------------------------------------------------------------------------------------------------------------

       Ridditch, England                Sales/Customer Support            5,500                     June 2005
     -----------------------------------------------------------------------------------------------------------------------

       Ridditch, England                 Research/Development             3,000                     October 1999
     -----------------------------------------------------------------------------------------------------------------------

       Ridditch, England                       Warehouse                  6,800                     September 1999
     -----------------------------------------------------------------------------------------------------------------------

       Ridditch, England                       Warehouse                  4,000                     June 1998
     -----------------------------------------------------------------------------------------------------------------------

       Solihull, England                   Customer Support               2,200                     May 1998
     -----------------------------------------------------------------------------------------------------------------------
                                                                                                    September 2000
                                                                                              (may be canceled with a six
       Frankfurt, Germany                      Warehouse                 11,000                  month advance notice)
      -----------------------------------------------------------------------------------------------------------------------

       Melbourne, Florida                Research/Development             5,000                     December 2001
     -----------------------------------------------------------------------------------------------------------------------

       Beijing, China                   Sales/Customer Support            2,300                     August 1999
     -----------------------------------------------------------------------------------------------------------------------

     Geritel S.p.A. ("Geritel") owns and maintains its corporate headquarters in Tortona, Italy. This facility, approximately 36,000 square feet, contains design, test, manufacturing, mechanical and warehouse functions. Geritel also maintains a sales and sales support facility in France. The French sales and sales support facility is approximately 950 square feet.

     Technosystem S.p.A. ("Technosystem") maintains its corporate headquarters in Rome, Italy. This leased facility, totaling approximately 27,000 square feet, contains corporate administration, sales and customer support, engineering and manufacturing functions. The lease agreement for this headquarters facility expires in October 2001. In addition, Technosystem leases an approximately 2,000 square feet warehouse located in Rome, Italy. The warehouse is held under a lease agreement that expires in June 2001.

     Network Services maintains its corporate headquarters in Vienna, Virginia. This leased facility, totaling approximately 15,000 square feet, contains corporate administration, sales and customer support functions. The lease agreement for this headquarters facility expires in April 2002. Network Services also maintains a sales and customer support facility in Harlow, Essex, UK. The Harlow facility is approximately 8,000 square feet and is held under a lease agreement that expires in September 2007.

     Control Resources Corporation ("CRC") maintains its corporate headquarters in Fair Lawn, New Jersey. This leased facility, totaling approximately 44,000 square feet, contains corporate administration, sales and customer support, engineering and manufacturing functions. The lease agreement for this headquarters facility expires in March, 2005.

     Telematics, Inc. ("Telematics") maintains its facility in Sterling, Virginia. This leased facility, totaling approximately 15,000 square feet, contains administration, sales and customer support functions. The lease agreement for this facility expires in December 1998. The lease will be automatically renewable on a year-to-year basis after December 1998.

     RT Masts maintains its facility in Northants England. This facility, totaling approximately 10,000 square feet, contains administration, sales and customer support functions. RT Masts owns half of the facility (approximately 5,000 square feet) and leases the other half (approximately 5,000 square feet). The lease agreement will expire in August 2011.

     The Company's facilities are fully utilized. The Company believes that these facilities are adequate to meet its current and foreseeable requirements or that suitable additional or substitute space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in claims and disputes in the ordinary course of business; however none of such matters is currently material to the Company's operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages as of March 31, 1998, and their positions and their backgrounds are as follows:

                  NAME                          AGE                         POSITION
                  ----                          ---                         --------
     George P. Roberts......................    65       Chairman of the Board and Chief Executive Officer

     Pier Antoniucci........................    56       President and Chief Operating Officer

     Michael J. Sophie......................    40       Chief Financial Officer, Vice President, Finance and
                                                         Administration

     John R. Wood...........................    42       Senior Vice President, Advanced Technologies

     Kenneth E. Bean, III...................    41       Senior Vice President, Quality Assurance

     Alan Wright............................    48       Executive Vice President, Operations

BACKGROUND

     The principal occupations of each executive officer of the Company for at least the last five years are as follows:


     Mr. Roberts is a founder of the Company and has served as Chief Executive Officer and Director since October 1991. From October 1991 through December 1996, Mr. Roberts served as President of the Company. Since September 1993, he has also served as Chairman of the Board of Directors. From May 1989 to August 1991, Mr. Roberts was Chief Operating Officer for Digital Microwave Corporation, a wireless communications company. From October 1984 to May 1989, Mr. Roberts was President of American Satellite Company, a wholly owned subsidiary of Contel, an independent telecommunications company. Mr. Roberts holds a B.S. in Electrical Engineering from the University of Arizona and has completed graduate business studies at the University of Arizona and the University of California at Los Angeles.

     Mr. Antoniucci was appointed President of the Company in January 1997. Mr. Antoniucci was also appointed and has served as Chief Operating Officer since July 1996. From July 1995 to January 1997, Mr. Antoniucci served as Executive Vice President of the Company. From December 1992 to June 1995, Mr. Antoniucci served as Senior Vice President, Marketing and Sales of the Company. From September 1992 to November 1992, Mr. Antoniucci was Vice President, Purchasing for Alcatel-Telettra, a manufacturer of telecommunications products. From July 1986 to August 1992, Mr. Antoniucci was President of Granger-Telettra J.V., a provider of digital microwave systems located in the United States that resulted from the acquisition of Granger by Telettra. From October 1972 to June 1986, Mr. Antoniucci served in various management positions at Telettra, including Vice President of the E.F.I. Business Unit, Vice President of the Telecom Infrastructure Business Unit and Project Manager at Telettra/Ford Aerospace. Telettra was an Italian manufacturer of telecommunications products that was subsequently acquired by Alcatel Network Systems. Mr. Antoniucci holds a doctorate in Electrical Engineering from Bologna University in Bologna, Italy.

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

     Mr. Wood was appointed Senior Vice President of Advanced Technologies of the Company in January 1997. From April 1993 to January 1997, Mr. Wood served as Vice President, Engineering for the Company. From August 1992 to March 1993, Mr. Wood served as Director of Systems Engineering for the Company. From June 1990 to July 1992, Mr. Wood was Manager of Transmission Engineering for Mercury Personal Communications, a British telecommunications company. From September 1976 to May 1990, Mr. Wood held various technical and management positions at Marconi

Communications, a British telecommunications equipment manufacturing company. Mr. Wood holds a B.Sc. in Physics and Electronics from Manchester University in Manchester, England.

     Mr. Bean was appointed Senior Vice President of Quality Assurance of the Company in January 1997. From August 1995 to January 1997, Mr. Bean served as Vice President, Manufacturing of the Company. From September 1992 to June 1995, Mr. Bean was Director of Quality Assurance of the Company. From June 1989 to March 1992, Mr. Bean was a Senior Quality Field Engineer at TRW Space and Defense, a provider of satellite communications equipment. From January 1989 to June 1989, Mr. Bean was a Senior Quality Engineer at Eaton, a manufacturer of microwave components for various telecommunications applications, and from October 1987 to January 1989, Mr. Bean was a Quality Manager at Gamma Microwave, a wireless component manufacturer. Mr. Bean holds a B.A. in Industrial Arts with a minor in Business from San Jose State University.

     Mr. Wright was appointed Executive Vice President of Operations of the Company in October 1997. From September 1993 to October 1997, Mr. Wright was a private investor. From February 1992 to September 1993, Mr. Wright served as Director of Product Integrity at StrataCom, Inc. From 1987 to 1991, Mr. Wright was Vice President, Manufacturing at Digital Microwave Corporation. From 1977 to 1987, Mr. Wright served in various management positions at ROLM Corporation. Mr. Wright holds a B.Sc. in Electrical/Electronic Engineering from Leeds University in Leeds, England.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol PCMS. The following table sets forth the range of high and low closing sale prices, as reported on the Nasdaq National Market for each quarter since the consummation of the Company's initial public offering on March 3, 1995. At March 23, 1998, the Company had approximately 327 holders of record of its Common Stock and approximately 43,079,352 shares outstanding.


                                            Price Range of
                                             Common Stock (1)
                                            ---------------
                                             High     Low
                                            -------  ------
     Year Ending December 31, 1995
      First Quarter (from March 3, 1995)    $  6.25  $ 4.69
      Second Quarter                           5.44    4.18
      Third Quarter                           11.32    4.63
      Fourth Quarter                          10.79    8.00

     Year Ending December 31, 1996
      First Quarter                         $ 10.07  $ 7.00
      Second Quarter                          18.00    9.75
      Third Quarter                           17.94    9.44
      Fourth Quarter                          16.88   10.16

     Year Ending December 31, 1997
      First Quarter                         $ 19.44  $13.00
      Second Quarter                          17.41   12.69
      Third Quarter                           26.13   16.13
      Fourth Quarter                          29.38   13.63

____________________
(1) The price per share of Common Stock has been adjusted to reflect the 2-for-1 stock split effected on October 27, 1995 and an additional 2-for-1 stock split effected on September 26, 1997.

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

     On November 28, 1997, the Company completed the issuance of 248,215 shares of its common stock (the "Shares") to the securityholders of Telematics Inc. ("Telematics"), a Virginia corporation in exchange for all the issued and outstanding equity securities of Telematics. The Shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 4(2). 24,822 of the Shares are being held in escrow as collateral for all obligations of the security holders of Telematics pursuant to the Purchase Agreement and the provisions of an escrow agreement.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                Year Ended December 31,
                                                         1997            1996            1995           1994           1993
                                                         ----            ----            ----           ----           ----
                                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA: (1)
Sales                                               $    220,702    $    120,953    $    64,463    $    29,600    $    19,135
Cost of sales                                            129,235          74,058         37,456         18,814         12,045
                                                  --------------- --------------- -------------- -------------- --------------
Gross profit                                              91,467          46,895         27,007         10,786          7,090
                                                  --------------- --------------- -------------- -------------- --------------
Operating expenses:
 Research and development                                 29,127          20,163         12,284          7,978          6,313
 Selling and marketing                                    15,696           7,525          4,837          3,275          2,121
 General and administrative                               16,948          10,283          5,573          4,903          3,589
                                                  --------------- --------------- -------------- -------------- --------------
  Total operating expenses                                61,771          37,971         22,694         16,156         12,023
                                                  --------------- --------------- -------------- -------------- --------------
Income (loss) from operations                             29,696           8,924          4,313         (5,370)        (4,933)
Interest and other income (expense), net                     247             906            167           (249)          (169)
                                                  --------------- --------------- -------------- -------------- --------------
Income (loss) before income taxes                         29,943           9,830          4,480         (5,619)        (5,102)
Provision for income taxes                                11,052             956            761            338            223
                                                  --------------- --------------- -------------- -------------- --------------
Net income (loss)                                   $     18,891    $      8,874    $     3,719    $    (5,957)   $    (5,325)
                                                  =============== =============== ============== ============== ==============
Net income (loss) per share: (2)
Basic                                               $       0.45    $       0.23    $      0.11    $     (1.08)   $     (0.98)
                                                  =============== =============== ============== ============== ==============
Diluted                                             $       0.43    $       0.22    $      0.11    $     (1.08)   $     (0.98)
                                                  =============== =============== ============== ============== ==============
Shares used in per share computation:
Basic                                                     42,175          38,762         32,645          5,521          5,432
                                                  =============== =============== ============== ============== ==============
Diluted                                                   44,570          40,607         34,853          5,521          5,432
                                                  =============== =============== ============== ============== ==============

                                                                                     December 31,
                                                        1997            1996            1995          1994          1993
                                                        ----            ----            ----          ----          ----
                                                                                    (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                            $    88,145     $    42,226    $     8,871    $     1,593   $      3,686
Working capital                                          174,635          90,811         38,473          3,755          6,015
Total assets                                             305,521         155,452         62,964         18,393         11,794
Long-term debt                                           101,690             914            491          1,198            804
Retained earnings (accumulated deficit)                   18,380            (511)        (9,360)       (13,119)        (6,960)
Stockholders' equity                                     148,297         112,479         47,258          6,028          7,171

____________
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the pooling transactions.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "--Certain Factors Affecting Operating Results" contained in this Item 7 and elsewhere in this Annual Report on Form 10-K.


RESULTS OF OPERATIONS

OVERVIEW

     P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. All financial information presented in this Annual Report on Form 10-K has been restated to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling of interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling of interests transactions on November 27, 1997. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, all with related software. The Company also provides related services for these products.

     The Company was founded in August 1991 to develop, manufacture, market and sell millimeterwave radio systems for wireless networks. The Company was in the development stage until October 1993. From October 1993 through December 31, 1997, the Company generated sales of approximately $454.9 million, of which $220.7 million, or 49% of such amount, was generated in the twelve months ended December 31, 1997. From inception to the end of 1997, the Company had generated cumulative profits of approximately $18.4 million. Although the Company has experienced a significant percentage growth in sales and gross profit from 1993 through December 31, 1997, the Company does not believe prior growth rates are indicative of future operating results. Due to the Company's limited operating history and resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in recent quarters, or that sales will not decline. The Company intends, however, to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products and services, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods.

     Recently, the Company has significantly expanded the scale of its operations to support the increases in its sales levels and to address critical infrastructure and other requirements. This expansion has included the leasing of additional space, the opening of branch offices and subsidiaries in the United Kingdom, Germany and Singapore, the acquisitions of all or majority interests in Geritel S.p.A. ("Geritel"), Atlantic Communication Sciences, Inc. ("ACS"), Technosystem S.p.A. ("Technosystem"), Columbia Spectrum Management L.P. ("CSM"), CRC, Telesys (UK) Limited ("Telesys"), RT Masts and Telematics, significant investments in research and development to support product development and services, and the hiring of additional personnel in all functional areas, including in sales and marketing, finance, manufacturing and operations. The Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected.

YEARS ENDED 1997, 1996 AND 1995

     Sales. Sales consist of revenues from radio systems and related software tools and service offerings. The Company generated revenues from the sale of its 38 GHz radio systems commencing in October 1993, 50 GHz radio systems commencing in September 1994, 23 GHz radio systems commencing in January 1995, 15 GHz radio systems commencing in June 1996, 2.4 and 5.7 GHz spread spectrum radio systems commencing in September 1996 (through the acquisition of ACS), 13 GHz radio systems commencing in November 1996, 26 GHz radio system commencing in July 1997, 7 and 18 GHz radio systems commencing in September 1997 and service offerings in March 1997. In 1997, 1996 and 1995, sales were approximately $220.7 million, $121.0 million, and $64.5 million, respectively. The increase in sales was primarily due to increased volume of 38 and 23 GHz radio systems to new and existing customers and, to a lesser extent, sales from products acquired in recent acquisitions, and from service offerings. There can be no assurance that sales of the Company's radio systems or service will increase or that such systems or service will achieve market acceptance. The Company provides to its customers significant volume price discounts, which are expected to lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. To date, most of the Company's sales have been made to customers located outside the United States. For risk factors associated with customer concentration, declining average selling prices, results of operations and international sales, please see "Certain Factors Affecting Operating Results -- Significant Customer Concentration," "--Declining Average Selling Prices," "--Significant Fluctuations in Results of Operations" and "-- International Operations; Risks of Doing Business in Developing Countries."

     Gross Profit. The Company's cost of sales consists primarily of costs related to materials, labor and overhead. In 1997, 1996 and 1995, gross profit was $91.5 million, $46.9 million and $27.0 million, respectively, or 41.4%, 38.8% and 41.9% of sales, respectively. The improvement in gross profit as a percentage of sales from 1996 to 1997 was due to product design improvements and economies of scale, but there can be no assurance that such improvements will continue. The decrease of gross profit percentage from 1995 to 1996 was due to new product introductions in the first and third quarters and related production inefficiencies.

     The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company also is implementing other cost reduction programs in an effort to maintain gross margins in the future. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits. For risk factors associated with gross profit, please see "Certain Factors Affecting Operating Results -- Significant Fluctuations in Results of Operations," "--Declining Average Selling Prices" and "--No Assurance of Product Quality, Performance and Reliability."

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

     In 1997, 1996 and 1995, research and development expenses were approximately $29.1 million, $20.2 million and $12.3 million, respectively. The increase in research and development expenses was due to increased staffing as the Company concentrated on new product development, including costs associated with a new product development by CRC beginning in 1996. The Company intends to continue to invest significant resources to continue the development of new systems and enhancements (including additional frequencies and varying operating features and related software tools) and expects that research and development expenses in absolute dollars in 1998 will continue to increase as compared to 1997.

     Selling and Marketing. Expenses consist of salaries of certain personnel, investments in international operations, sales commissions, travel expenses, customer service and support expenses and costs related to advertising and trade shows. In 1997, 1996 and 1995, sales and marketing expenses were $15.7 million, $7.5 million and $4.8 million, respectively. The increase in selling and marketing expense is due to the expansion of the Company's domestic and international markets. The Company intends to continue to invest significant resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. The Company expects that such expenses in absolute dollars in 1998 will continue to increase as compared to 1997.

     General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services. In 1997, 1996 and 1995, general and administrative expenses were $16.9 million, $10.3 million and $5.6 million, respectively. The increase in general and administrative expenses of $6.6 million from 1996 to 1997 is related to expansion of the Company's business as well as goodwill amortization associated with acquisitions of Geritel, ACS, Technosystem and CSM. The goodwill is amortized over the estimated life of acquired assets. The Company expects general and administrative expenses to continue to increase in absolute dollars in 1998 as compared to 1997, as the Company continues to expand its operations and acquire companies. The Company also has incurred and expects to continue to incur additional significant ongoing expenses as a publicly owned company related to legal, accounting and other administrative services and expenses.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net consists primarily of interest income generated from the investment of cash received from financing activities in 1997, 1996 and 1995, partially offset by interest expense accrued on the Company's bank line of credit and equipment lease lines. In 1997, 1996 and 1995, interest and other income (expense), net were $0.2 million, $0.9 million and $0.2 million, respectively. Through fiscal 1997, contracts negotiated in foreign currencies have been limited to British pound sterling contracts, and any impact due to currency fluctuations has been insignificant. However, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of December 31, 1997, the Company had forward exchange contracts valued at approximately $21.9 million.

     Income Tax Provision. The Company's effective tax rates for 1997, 1996 and 1995 were 36.9%, 9.7% and 17.0% respectively. The Company's effective tax rate is less than the combined federal and state statutory rate due principally to net operating loss credit carryforwards available to offset taxable income. As a result of exhausting the net operation loss and the credit carryover, as well as the expansion of the operations into Europe where the Company is taxed at a higher rate, the Company expects the 1997 effective tax rate to reflect the future results.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in August 1991, the Company has financed its operations and met its capital requirements through net proceeds of approximately $89.5 million from the Company's initial and two follow-on public offerings of its Common Stock, three preferred stock financings aggregating approximately $17.2 million, a convertible debt offering with net proceeds of approximately $97.5 million and borrowings under its bank lines of credit and equipment lease arrangements.

     In 1997, the Company used approximately $12.5 million in operating activities, primarily due to increases in accounts receivable, prepaid expenses, other accrued liabilities, other assets, and inventory of $19.4 million, $1.7 million, $4.7 million, $5.1 million and $20.8 million, respectively, and a decrease in accounts payable, notes receivable, income taxes payable, and accrued employee benefits of $4.4 million, $1.8 million, $3.9 million and $2.0 million, respectively. These uses of cash were partially offset by net income of $18.9 million and depreciation and amortization expense of $8.2 million.

     During 1997, the Company expended approximately $27.8 million in investing activities consisting of approximately $3.1 million to purchase Technosystem and $7.8 million to purchase CSM, and $16.9 million to acquire capital equipment.

     In 1997, the Company generated approximately $88.1 million in financing its activities. The Company received approximately $97.5 million from its convertible debt offering, and approximately $4.0 million from issuing Common Stock pursuant to the Company's stock option and employee stock purchase plans. This was partially offset by payment of approximately $12.7 million to retire borrowing under the bank line of credit and approximately $0.7 million to retire a portion of the bank debt of Technosystem and Geritel.

     At December 31, 1997, the Company had working capital of approximately $174.6 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. The Company expects that its investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories may subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations.

     The Company's principal sources of liquidity as of December 31, 1997 consisted of approximately $88.1 million of cash and cash equivalents. In addition, the Company had a $25.0 million line of credit facility with Union Bank of California. Borrowings under the line was unsecured and bore interest at either a base interest rate or a variable interest rate. The agreement required the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. At November 10, 1997, the Company terminated the line of credit. The Company's principal sources of liquidity as of December 31, 1996 consisted of approximately $42.2 million of cash and cash equivalents

     At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for the Company's acquired entities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, cash flow from operations, if any, and funds available from the Company's bank line of credit will be adequate to fund its operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results -- Future Capital Requirements."

ACQUISITIONS

     On February 24, 1997, the Company acquired 100% of the equity of Technosystem, a Rome, Italy-based company, with additional operations in Poland for $3.3 million. The Company paid $2.6 million in cash and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem security holders as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links. The Company accounted for the acquisition based on the purchase method of accounting and the results of operations of Technosystem are included in the Company's consolidated results for all periods subsequent to the date of acquisition.

     On March 7, 1997, the Company acquired substantially all of the assets of CSM, a Vienna, Virginia-based company, for $8.0 million in cash and 796,612 shares of Common Stock valued at $14.5 million. In addition, the former partners of CSM may receive up to an additional $1,500,000 in cash (as part of such $8.0 million amount) over the next two years, subject to the satisfaction of certain indemnification obligations, and the 796,612 shares issued to the former partners may either increase or decrease in an amount of up to 15%, as determined pursuant to the terms of the asset purchase agreement. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies. The Company accounted for the acquisition based on the purchase method of accounting, and the results of operations of CSM are included in the Company's consolidated results for all periods subsequent to the date of acquisition.

     On May 29, 1997, the Company acquired all of the outstanding shares of capital stock of CRC, a provider of integrated network access devices to network service providers, in exchange for 1,502,956 shares of P-Com Common Stock that were issued or are issuable to former CRC security holders in a stock-for-stock merger. CRC, located in Fair Lawn, New Jersey, manufactures products used by the communications industry to connect end user sites to a range of communications services. CRC's NetPath product line enables network service providers to offer their customers a migration path from entry-level data services to cost-effective integrated delivery of voice, video and Internet access. The NetPath product line also supports the network service provider's introduction of new technologies including asynchronous transfer mode and frame relay.

     On November 27, 1997, the Company acquired all of the outstanding shares of capital stock of RT Masts, a United Kingdom-based company and Telematics, a Virginia-based company, in exchange for 766,151 and 248,215 shares of P-Com Common Stock, respectively. RT Masts, located in Wellingborough, Northhamptonshire, U.K. and Telematics, located in Herndon, Virginia, supply, install and maintain telecommunications systems and structures including antennas covering high frequency, medium frequency and microwave systems. Both companies manage the construction of radio system sites, as well as construction of towers and install radios and antennas at system sites.

     There can be no assurance that any operations of the Company's acquired entities will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of such acquisitions will be realized. The process of integrating the operations of the Company's acquired entities into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.


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

     In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. There can be no assurance that the Company will be able to obtain such large orders from single customers in the future. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have in the past been and will in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Much of the anticipated growth in telecommunications infrastructure, if any, is expected to result from the entrance of new service providers, many of which do not have the financial resources of existing service providers. To the extent these new service providers are unable to adequately finance their operations, they may cancel orders. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1997 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

     In connection with its efforts to ramp-up production of products and services, the Company expects to continue to make substantial capital investments in equipment and inventory, recruit and train additional personnel and possibly invest in additional manufacturing facilities. The Company anticipates that these expenditures will be made in advance of, and in anticipation of, increased sales and, therefore, that its gross margins will be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and that each cost category may increase as a percentage of revenues from time-to-time on a periodic basis. In addition, as the Company's customers increasingly require shipment of products at the time of ordering, the Company must forecast demand for each quarter and build up inventory accordingly. Such increases in inventory could materially adversely affect the Company's operations, if such inventory were not utilized or becomes obsolete.

     A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services and technologies could cause customers to defer or cancel purchases of the Company's systems and services, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and will continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include: new product introductions and enhancements, including related costs; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; mix of sales through direct efforts or through distributors or other third parties; mix of systems and related software tools sold and services provided; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions, especially outside of the United States; changes in pricing by the Company, its customers or suppliers; inventory write-offs, as the Company recently experienced in the second and third quarters for a relatively immaterial amount in each such quarter, which the Company may experience again in the future; inventory obsolescence; natural disasters; market acceptance by the Company's customers and the timing of availability of new products and services by the Company or its competitors; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems and services; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products and services. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

SIGNIFICANT CUSTOMER CONCENTRATION

     For the year ended December 31, 1997, approximately seventy-five customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's sales. In 1996, the Company had five customers which individually accounted for over 10% of the Company's sales. Sales to Orange Personal Communications Ltd. and WinStar accounted for approximately 16% and 11% of the Company's sales, respectively, in 1997. Sales to Orange Personal Communications Ltd., WinStar, Bosch Telecom GmbH, Ericsson Limited and ART accounted for approximately 18%, 12%, 11%, 11% and 11% of the Company's sales, respectively, in 1996. As of December 31, 1997, seven customers accounted for over 64% of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1997. The Company anticipates that it will continue to sell its products and services to a changing but still relatively small group of customers. Several of the Company's subsidiaries are dependent on one or a few customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems in volume on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services, as has been the case with certain customers historically, may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services (for example, certain potential customers in the telecommunications industry have been reported to have undergone financial difficulties and may therefore limit their future orders). In addition, acquisitions in the communications industry are common, which further concentrates the customer base and may cause orders to be delayed or cancelled. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers.

ACQUISITIONS

     Since April 1996, the Company has acquired eight complementary companies and businesses. Integration of these companies into the Company's business is currently ongoing, and no assurance may be made that the Company will be able to successfully complete this process. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing stockholders, the maintenance of uniform standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks of entering markets in which the Company has no or limited direct prior experience, and operating companies in different geographical locations with different cultures. All of the Company's acquisitions to date (the "Acquisitions"), except the acquisitions of CRC, RT Masts, and Telematics have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized as set forth in the Company's consolidated financial statements. This amortization expense may have a significant effect on the Company's financial results. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, or that such transactions will not materially adversely affect the Company's business, financial condition, or results of operations.

     As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. The Company is currently pursuing numerous acquisitions; however, except as set forth in this Prospectus, no material acquisition has become the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

NO ASSURANCE OF SUCCESSFUL EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH

     Recently, the Company has significantly expanded the scale of its operations to support increased sales and to address critical infrastructure and other requirements. This expansion has included the leasing of additional space, the opening of branch offices and subsidiaries in the United Kingdom, Italy, Germany and Singapore, the opening of design centers and manufacturing operations throughout the world, the acquisition of a significant amount of inventory (the Company's inventory increased from approximately $32.9 million at December 31, 1996 to approximately $58.0 million at December 31, 1997) and accounts receivable, recent acquisitions, significant investments in research and development to support product development and services, including the recently introduced products and the development of point-to-multipoint systems, and the hiring of additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance, and has resulted in significantly higher operating expenses. Currently, the Company is devoting significant resources to the development of new products and technologies and is conducting evaluations of these products and will continue to invest significant additional resources in plant and equipment, inventory, personnel and other costs, to begin production of these products and to provide the marketing and administration, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. These start-up costs include, but are not limited to, additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. In addition, the increases in inventory on hand for new product development and customer service requirements may increase the risk of inventory write-offs. As a result, the Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. See "-- Limited Operating History."

     Expansion of the Company's operations and its acquisitions have caused and are continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted the Company's normal business operations. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls, including improvements relating to inventory control. For a number of reasons, the Company has not been able to fully consolidate and integrate the operations of certain acquired businesses. This inability may cause inefficiencies, additional operational complexities and expenses and greater risks of billing delays, inventory write-offs and financial reporting difficulties. The Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its acquired (and to be acquired) companies and their facilities in Rome and Milan, Italy, France, Poland, the United Kingdom, New Jersey, Florida, Virginia and elsewhere. There can be no assurance that significant problems in these areas will not re-occur. Any failure to expand these areas and implement and improve such systems, procedures and controls, including improvements relating to inventory control, in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the

Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

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

LIMITED OPERATING HISTORY

     P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of fiscal 1997, the Company generated a cumulative net profit of approximately $18.4 million. From October 1993 through December 31, 1997, the Company generated sales of approximately $454.9 million, of which $220.7 million, or 49% of such amount, was generated in the year ended December 31, 1997. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During both 1996 and 1997, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1996 or 1997 or that sales will not decline. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

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

TRADE ACCOUNT RECEIVABLES

     The Company is subject to credit risk in the form of trade account receivables. The Company may in certain circumstances be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially in the case of customers that are in the early phases of business development. In addition, many of the Company's foreign customers are granted longer terms than those typically existing in the United States. The Company has experienced difficulties in the past in receiving payment in accordance with the Company's policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States and the days outstanding of receivables have increased recently. There can be no assurance that such difficulties will not continue in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company typically does not require collateral or other security to support customer receivables. The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. See "--Significant Fluctuations in Results of Operations" and "--International Operations; Risks of Doing Business in Developing Countries."

NO ASSURANCE OF PRODUCT QUALITY, PERFORMANCE AND RELIABILITY

   The Company has limited experience in producing and manufacturing its systems and contracting for such manufacture. The Company's customers require very demanding specifications for quality, performance and reliability. There can be no assurance that problems will not occur in the future with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays in or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and product returns and discounts, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in order to maintain its ISO 9001 registration, the Company periodically must undergo a recertification assessment. Failure to maintain such registration could materially adversely affect the Company's business, financial condition and results of operations. The Company completed ISO 9001 registration for its United Kingdom sales and customer support facility, its Geritel facility in Italy in 1996, and its Technosystem facility in Italy in 1997 and other facilities will also be attempting ISO 9001 registration. There can be no assurance that such registration will be achieved.

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

INTENSELY COMPETITIVE INDUSTRY

   The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation-Farinon Division, Innova International Corp., Larus Corporation, Nokia Telecommunications, Philips T.R.T. and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems, services or technologies obsolete or noncompetitive. The Company has experienced significant price competition, and expects such competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems and services, the Company will face competition from vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

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

INTERNATIONAL OPERATIONS; RISKS OF DOING BUSINESS IN DEVELOPING COUNTRIES

   Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired two Italy-based companies and two United Kingdom-based companies and the acquisition of a company with substantial international operations is currently pending. These companies currently sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future. Historically the Company's international sales have been denominated in British pounds sterling or United States currencies. With recent acquisitions of foreign companies, certain of the Company's international sales may be denominated in other foreign currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has in the past mitigated its currency exposure to the British pound sterling through hedging measures. However, any future hedging measures may be limited in their effectiveness with respect to the British pound sterling and other foreign currencies. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the difficulty in accounts receivable collections. Many of the Company's customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

FUTURE CAPITAL REQUIREMENTS

   The Company's future capital requirements will depend upon many factors, including the development of new products and related software tools, potential acquisitions, requirements to maintain adequate manufacturing facilities and contract manufacturing agreements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. As a result of the issuance of the Notes (as defined below), the Company may be limited in its ability to raise additional debt financing. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development, acquisition or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000 COMPLIANCE

   Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has commenced, for all its information systems and software contained in the products it sells, a year 2000 date conversion project to address necessary code changes, testing and implementation. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company and/or its vendors will be able to modify timely and successfully such products, services and systems to comply with year 2000 requirements, which could have a material adverse effect on the Company's business, financial condition and results of operations.

SUBSTANTIAL LEVERAGE

   In connection with the initial private placement of promissory notes due 2002 (the "Notes") in November 1997, the Company incurred $100 million of indebtedness. As a result, the Company's total indebtedness and stockholders' equity, as of December 31, 1997, was approximately $101.7 million and approximately $148.3 million, respectively. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

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

VOLATILITY OF STOCK PRICE

   The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Asia/Pacific region, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations (as recently experienced upon announcement of third quarter results), regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have recently experienced historic highs in the market price of their Common Stock. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from its historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could materially adversely affect the market price of the Company's Common Stock.

GLOBAL MARKET RISKS

   Countries in the Asia/Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect demand for the Company's products, the availability and supply of product components to the Company and, ultimately, the Company's consolidated results of operations.

CONTROL BY EXISTING STOCKHOLDERS; EFFECTS OF CERTAIN ANTI-TAKEOVER PROVISIONS

   Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 5% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders are able to influence the election of the members of the Company's Board of Directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership, together with the Company's stockholder rights agreement, certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Although the Company has no present plans to issue shares of preferred stock, the Board of Directors has pre-approved the terms of a Series A Junior Participating Preferred Stock that may be issued pursuant to the stockholder rights agreement upon the occurrence of certain triggering events. In general, the stockholder rights agreement provides a mechanism by which the Board of Directors and stockholders may act to substantially dilute the share position of any takeover bidder that acquires 15% or more of the Common Stock.

POSSIBLE ADVERSE EFFECT ON MARKET PRICE FOR COMMON STOCK OF SHARES ELIGIBLE FOR FUTURE SALE

   Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Shares of Common Stock sold in the initial public offering in March 1995 and follow-on offerings in August 1995 and May 1996, 1,014,366 shares registered on a shelf registration statement on Form S-3 effective in February 1998 covering shares of Common Stock issued in the acquisitions of RT Masts and Telematics, 2,134,590 shares registered on a shelf registration statement on Form S-3 effective in July 1997 covering shares of Common Stock issued in the acquisitions of Columbia Spectrum Management L.P. and CRC, 140,000 shares issued in connection with the acquisition of Atlantic Communication Sciences, Inc., and option shares registered on the Company's registration statements covering employee compensation plans are also, or will be in the near future, eligible for immediate and unrestricted sale in the public market at any time. Substantially all of the other shares of the Company's Common Stock are not restricted and are freely tradeable in the public market.

ITEM 8. FINANCIAL STATEMENTS

                                  P-COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
Report of Independent Accountants.................................................    39
Consolidated Balance Sheets at December 31, 1997 and 1996.........................    40
Consolidated Statements of Operations for the years ended December 31, 1997,
 1996, and 1995...................................................................    41
Consolidated Statements of Stockholders' Equity for the years ended December 31,
 1997, 1996, and 1995.............................................................    42
Consolidated Statements of Cash Flows for the years ended December 31, 1997,
 1996 and 1995....................................................................    43
Notes to Consolidated Financial Statements........................................    44

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF P-COM, INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of P-COM, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California
January 22, 1998 (except for Note 10
which is as of March 28, 1998)

                                  P-COM, INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE DATA AND PER SHARE DATA)

                                                                             December 31,
                                                                      1997                  1996
                                                                      ----                  ----
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 88,145             $ 42,226
  Accounts receivable, net of allowance for doubtful
    accounts of $2,521 in 1997 and $580 in 1996                         70,883               48,804
  Notes receivable                                                         205                2,013
  Inventory                                                             58,003               32,947
  Prepaid expenses                                                      12,329                6,261
                                                                  ------------         ------------
    Total current assets                                               229,565              132,251
Property and equipment, net                                             32,313               20,585
Goodwill and other assets                                               43,643                2,616
                                                                  ------------         ------------
                                                                      $305,521             $155,452
                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 38,043             $ 27,633
  Accrued employee benefits                                              3,930                1,378
  Other accrued liabilities                                              6,255                7,819
  Income taxes payable                                                   6,409                2,494
  Notes payable                                                            293                2,116
                                                                  ------------         ------------
    Total current liabilities                                           54,930               41,440
                                                                  ------------         ------------

Long-term debt                                                         101,690                  914
                                                                  ------------         ------------

Minority interest                                                          604                  619
                                                                  ------------         ------------
Commitments (Note 8)

Stockholders' equity:
  Preferred stock, $0.0001 par value, 2,000,000 shares
   authorized; no shares outstanding                                        --                   --
  Common Stock, $0.0001 par value; 95,000,000 shares
   authorized; 42,664,077 and 40,837,206 shares
   issued and outstanding at December 31, 1997 and
   1996, respectively                                                        4                    4
  Additional paid-in capital                                           131,735              112,913
  Retained earnings (accumulated deficit)                               18,380                 (511)
                                                                  ------------         ------------
  Cumulative translation adjustment                                     (1,822)                  73
    Total stockholders' equity                                         148,297              112,479
                                                                  ------------         ------------
                                                                      $305,521             $155,452
                                                                  ============         ============

  The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Year ended December 31,
                                                          1997                1996                1995
                                                      -----------         -----------        ------------
Sales                                                    $220,702            $120,953             $64,463
Cost of sales                                             129,235              74,058              37,456
                                                      -----------         -----------        ------------
 Gross profit                                              91,467              46,895              27,007
                                                      -----------         -----------        ------------
Operating expenses:
 Research and development                                  29,127              20,163              12,284
 Selling and marketing                                     15,696               7,525               4,837
 General and administrative                                16,948              10,283               5,573
                                                      -----------         -----------        ------------
  Total operating expenses                                 61,771              37,971              22,694
                                                      -----------         -----------        ------------
Income from operations                                     29,696               8,924               4,313
Interest and other income, net                                247                 906                 167
                                                      -----------         -----------        ------------
Income before income taxes                                 29,943               9,830               4,480
Provision for income taxes                                 11,052                 956                 761
                                                      -----------         -----------        ------------
Net income                                               $ 18,891            $  8,874             $ 3,719
                                                      ===========         ===========        ============

Net income per share:
  Basic                                                  $   0.45            $   0.23             $  0.11
                                                      ===========         ===========        ============
  Diluted                                                $   0.43            $   0.22             $  0.11
                                                      ===========         ===========        ============

  The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           RETAINED
                                                                                             ADDITIONAL    EARNINGS      CUMULATIVE
                                                   PREFERRED STOCK        COMMON STOCK         PAID-IN   (ACCUMULATED   TRANSLATION
                                                --------------------   ------------------
                                                 SHARES       AMOUNT   SHARES      AMOUNT      CAPITAL      DEFICIT)     ADJUSTMENT
                                                -------       ------   ------      ------      -------      -------      ----------

Balance at December 31, 1994                    19,206,344   $    2    5,846,052   $   --    $  19,144   $  (13,119)    $        --

Issuance of Common Stock in public stock
 offerings, net of issuance cost                        --       --    9,260,000        1       36,950           --              --
Conversion of Preferred Stock into Common
 Stock upon initial public offering            (19,206,344)      (2)  19,206,344        2           --           --              --
Issuance of Common Stock upon exercise of
 stock options and warrants, net of
 repurchases                                            --       --      945,460       --           71           --              --
Issuance of Common Stock upon exercise of
 warrants                                               --       --      217,304       --           --           --              --
Issuance of options and warrants in exchange
 for services                                           --       --           --       --          284           --              --
Issuance of Common Stock under employee stock
 purchase plan                                          --       --       51,868       --          165           --              --
Distribution of retained earnings                       --       --           --       --           --           40              --
Net income                                              --       --           --       --           --        3,719              --
                                                ----------    -----   ----------   ------    ---------   ----------     -----------
Balance at December 31, 1995                            --       --   35,527,028        3       56,614       (9,360)             --

Issuance of Common Stock in public offerings,
 net of issuance costs                                  --       --    4,196,970        1       52,531           --              --
Issuance of Stock for the purchase of ACS               --       --      140,000       --        1,698           --              --
Issuance of Stock upon exercise of stock
 options and warrants, net of repurchases               --       --      784,408       --        1,353           --              --
Issuance of Common Stock under employee stock
 purchase plan                                          --       --      188,800       --          717           --              --
Cumulative translation adjustment                       --       --           --       --           --           --              73
Distribution of retained earnings                                                                               (25)
Net income                                              --       --           --       --           --        8,874              --
                                                ----------    -----   ----------   ------    ---------   ----------     -----------
Balance at December 31, 1996                            --       --   40,837,206        4      112,913         (511)             73

Conversion of shareholders' loan to equity
 by Geritel                                             --       --           --       --          368           --              --
Issuance of Stock for the purchase of CSM               --       --      796,612       --       14,500           --              --
Issuance of Common Stock upon exercise of
 stock
options and warrants, net of repurchases                --       --      878,385       --        2,912           --              --
Cumulative translation adjustment                       --       --           --       --           --           --          (1,895)

Issuance of Common Stock under employee stock
 purchase plan                                          --       --      151,874       --        1,042           --              --
Net income                                              --       --           --       --           --       18,891              --
                                                ----------    -----   ----------   ------    ---------   ----------     -----------
Balance at December 31, 1997                            --   $   --   42,664,077   $    4    $ 131,735     $ 18,380     $    (1,822)

                                                ===================================================================================

  The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    1997          1996           1995
                                                                                    ----          ----           ----
Cash flows from operating activities:
    Net income                                                                    $  18,891      $   8,874      $   3,719
    Adjustments to reconcile net income to net cash used in
      operating activities, net of effect of acquisitions:
      Depreciation                                                                    6,013          5,152          1,554
      Amortization of goodwill                                                        2,207            105             --
      Change in minority interest                                                       (15)           619             --
      Non-cash charges                                                                   --             --            284
      Change in assets and liabilities:
        Accounts receivable                                                         (19,375)       (24,663)       (14,301)
        Notes receivable                                                              1,808         (2,513)            --
        Inventory                                                                   (20,807)       (14,773)       (13,519)
        Prepaid expenses                                                             (1,698)        (2,031)        (3,693)
        Other assets                                                                 (5,097)           139             (1)
        Accounts payable                                                              4,443         14,499          6,743
        Accrued employee benefits                                                     1,967            526             12
        Other accrued liabilities                                                    (4,746)         5,549            905
        Income taxes payable                                                          3,915          2,590              9
                                                                                  ---------      ---------      ---------
          Net cash used in operating activities                                     (12,494)        (5,927)       (18,288)
                                                                                  ---------      ---------      ---------
Cash flows from investing activities:
    Acquisition of property and equipment                                           (16,922)       (14,078)        (7,339)
    Acquisitions, net of cash acquired                                              (10,855)        (2,714)            --
                                                                                  ---------      ---------      ---------
Net cash used in investing activities                                               (27,777)       (16,792)        (7,339)
                                                                                  ---------      ---------      ---------
Cash flows from financing activities:
      Payments on capitalized lease obligations                                          --             --         (1,229)
      Proceeds (payments) of notes payable                                          (12,651)         1,425         (3,091)
      Proceeds from stock issuance, net of expenses                                   3,955         54,576         37,225
      Payments of long term debt, net                                                  (719)            --             --
      Proceeds from convertible debt offering, net                                   97,500             --             --
                                                                                  ---------      ---------      ---------
         Net cash provided by financing activities                                   88,085         56,001         32,905
                                                                                  ---------      ---------      ---------

Effect of exchange rate changes on cash                                              (1,895)            73             --
                                                                                  ---------      ---------      ---------

Net increase in cash and cash equivalents                                            45,919         33,355          7,278

Cash and cash equivalents at the beginning of the period                             42,226          8,871          1,593
                                                                                  ---------      ---------      ---------
Cash and cash equivalents at the end of the period                                $  88,145      $  42,226      $   8,871
                                                                                  =========      =========      =========
Supplemental cash flow disclosures:
      Cash paid for income taxes                                                  $   5,610      $     217      $     352
                                                                                  =========      =========      =========
      Cash paid for interest                                                      $     656      $     133      $     171
                                                                                  =========      =========      =========
      Stock issued in connection with the acquisition of CSM & ACS                $  14,500      $   1,698      $      --
                                                                                  =========      =========      =========
      Stock options and warrants for services                                     $      --      $      --      $     284
                                                                                  =========      =========      =========
      Conversion of shareholder's loan to equity by Geritel                       $     368      $      --      $      --
                                                                                  =========      =========      =========

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

     On January 11, 1995, the Company effected a 1-for-3 reverse stock split. On October 27, 1995, the Company effected a 2-for-1 forward stock split. On September 25, 1997, the Company effected a 2-for-1 forward stock split. All shares and per share amounts have been adjusted retroactively to reflect these stock splits. In conjunction with an initial public offering of the Company's Common Stock (the "Offering"), all outstanding shares of Preferred Stock were converted into Common Stock at the closing of the Offering on March 9, 1995.

     Effective May 29, 1997, the Company acquired Control Resources Corporation ("CRC"). Effective November 28, 1997, the Company acquired RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"). These transactions were accounted for as pooling of interests and accordingly, the consolidated financial statements for all periods presented have included the results of the combined companies as if they had been combined since inception.

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

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Foreign currency translation

     The functional currency of the Company's wholly-owned and majority-owned foreign subsidiary are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material in all periods presented.

     Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The estimated fair value of the Company's convertible subordinated notes was $119 million at December 31, 1997. The estimated fair value of all other financial instruments at December 31, 1997 and 1996 was not materially different from the values presented in the consolidated balance sheets.

     Cash and cash equivalents

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

     Goodwill

     Goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired entities, is being amortized on a straight-line basis over the period of expected benefit ranging from five to twenty years. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced to its discounted cash flows value.

     Impairment of long-lived assets

     In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Income taxes

     The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Concentration of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, and trade accounts receivable. The Company places its cash and cash equivalents in a variety of financial instruments such as market rate accounts and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

     To date, the Company has sold most of its products in international markets. Sales to seven customers have been denominated in British pounds and at December 31, 1997 and 1996 amounts due from these customers represented 30% and 47%, respectively, of accounts receivable. Any gains and/or losses incurred on the settlement of these receivables are included in the financial statements as they occur and have been immaterial to date.

     The Company extends credit terms to international customers of up to 120 days, which is consistent with local business practices. The Company performs on-going credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

     At December 31, 1997 and 1996, approximately 47% and 56%, respectively, of trade accounts receivable represents amounts due from four customers. The Company has an agreement with a bank to sell, without recourse, certain of its trade accounts receivable. During 1997 and 1996, the Company sold $12 million and $4 million respectively, of its trade accounts receivable.

     Off-balance sheet risk

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

     The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At December 31, 1997 and 1996, the Company had forward contracts to sell approximately $13.3 million and $25.0 million in British Pounds, respectively. The fair value of forward exchange contracts approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

     Net income per share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

---------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                              -----------------------
---------------------------------------------------------------------------------------------------------------
                                                                       1997            1996            1995
                                                                 --------------  --------------  --------------
---------------------------------------------------------------------------------------------------------------
Numerator for basic earnings per share - net income                $     18,891     $     8,874    $      3,719
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
---------------------------------------------------------------------------------------------------------------
     Interest expense on convertible notes                                  397               -               -
---------------------------------------------------------------------------------------------------------------
Numerator for diluted earnings per common share                    $     19,288     $     8,874    $      3,719
                                                                 ==============  ==============  ==============
---------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per common share                          42,175          38,762          32,645
---------------------------------------------------------------------------------------------------------------
Effect of dilutive securities:
---------------------------------------------------------------------------------------------------------------
     Stock options and warrants                                           1,826           1,845           2,208
---------------------------------------------------------------------------------------------------------------
     Convertible notes                                                      569               -               -
---------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per common share                        44,570          40,607          34,853
                                                                 ==============  ==============  ==============
---------------------------------------------------------------------------------------------------------------
Income from continuing operations before
---------------------------------------------------------------------------------------------------------------
     extraordinary items per common share:
---------------------------------------------------------------------------------------------------------------
     Basic                                                         $       0.45   $        0.23   $        0.11
                                                                 ==============  ==============  ==============
---------------------------------------------------------------------------------------------------------------
     Diluted                                                       $       0.43   $        0.22   $        0.11
                                                                 ==============  ==============  ==============
---------------------------------------------------------------------------------------------------------------

  Stock-based Compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the consideration received.

  Recently issued accounting pronouncements

  In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes the standards for reporting comprehensive income and its components in a financial statement. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded form net income, include foreign currency translation adjustment and unrealized gain or loss on available for sale securities. The disclosures prescribed by the Statement must be made beginning with the first quarter of 1998 and requires reclassification of prior periods for comparative purposes. The Company has not yet determined the impact, if any, of adopting this new standard.

  In June 1997, the Financial Accounting Standards Board issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective in 1998. In the initial year of adoption, interim period financial reporting is not required. The Company has not yet determined the impact, if any, of adopting this new standard.


NOTE 2 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                                                               December 31,
                                                                                         1997                1996
                                                                                         ----                ----
Inventory:
 Raw materials                                                                        $   9,695            $  8,681
 Work-in-process                                                                         32,472              17,229
 Finished goods                                                                          15,836               7,037
                                                                                      ---------            --------
                                                                                      $  58,003            $ 32,947
                                                                                      =========            ========

Property and equipment:
 Tooling and test equipment                                                           $  31,603            $ 20,326
 Computer equipment                                                                       4,950               2,754
 Furniture and fixtures                                                                   4,979               2,573
 Land and buildings                                                                       1,389               1,544
 Construction-in-process                                                                  3,294               1,817
                                                                                      ---------            --------
                                                                                         46,215              29,014
 Less accumulated depreciation                                                          (13,902)             (8,429)
                                                                                      ---------            --------
                                                                                      $  32,313            $ 20,585
                                                                                      =========            ========

NOTE 3 -- DEBT ARRANGEMENTS

  On November 5, 1997, the Company issued $100,000,000 in 4 1/4% Convertible Subordinated Notes (The "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at a conversion price of $27.46 per share at any time. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes will be paid semi-annually on May 1 and November 1 of each year. The Notes are subordinated to $0.8 million of indebtedness outstanding at December 31, 1997.

     The Company had a revolving line-of-credit agreement, as amended and restated on October 31, 1997, that provided for borrowings of up to $25.0 million. Borrowings under the line were unsecured and bore interest at either a base interest rate or a variable interest rate. The agreement required the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. On November 10, 1997 the Company paid the outstanding balance and terminated the line of credit.


NOTE 4 -- CAPITAL STOCK:

     Preferred Stock Under the Company's Restated Certificate of Incorporation, the Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.0001 per share. The Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each series. In connection with the Stockholder Rights Agreement described below, the Board of Directors designated 750,000 of such shares as Series A Junior Participating Preferred Stock.

     Common Stock In March 1995, the Company received net proceeds of $26.1 million from the sale of 7,820,000 shares of Common Stock in the Offering, which was declared effective by the Securities and Exchange Commission on March 2,1
995. In September 1995, the Company received net proceeds of $10.8 million from the sale of 1,440,000 shares of Common Stock in a follow-on public offering. In May 1996, the Company received net proceeds of $52.5 million from the sale of 4,196,970 shares of Common Stock in a follow-on public offering. Earnings per share for the year ended December 31, 1996 reflects the shares issued on a weighted average computation from the date of their issuance and therefore does not include the full dilutive effect of these shares.

STOCKHOLDER RIGHTS AGREEMENT

     On September 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights (the "Rights") will be distributed as a dividend a the rate of one preferred share purchase right on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy one-hundredth of one share of Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten (10) years from the date of the Agreement is executed by the Company and BankBoston, N.A., the Rights agent.

     The Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. If, after the Rights become exercisable, P-Com is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. In addition, if a person or group acquires 15% or more of the Company's common Stock (or cash, other securities or property, at the discretion of the Board of Directors) having a market value of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% of more of the Company's Common Stock, the Board, in its sole discretion, my redeem the Rights for $0.0001 per Right.


NOTE 5 -- ACQUISITIONS:

     On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland, for aggregate proceeds of $3.3 million and the assumption of long-term debt of approximately $12.7 million in addition to other liabilities. The Company paid $2.6 million in cash and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem security holders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links.

     On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P. ("CSM"), a Vienna, Virginia-based company, for $7.8 million in cash and 796,612 net shares of Common Stock valued at approximately $14.5 million. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies.

     The Company accounted for its acquisitions of Technosystem and CSM based on the purchased method of accounting. The results of these acquired entities are included from the date of acquisition and are not material to the Company's results of operations.

     The total purchase price of the acquisitions of CSM and Technosystem was as follows (in thousands):

                                                                         Technosystem      CSM         Total
                                                                         ------------  -----------  -----------
     Cash payment .......................................................      $2,600      $ 8,000      $10,600
     Contingent consideration ...........................................         700           --          700
     Issuance of common stock ...........................................          --       14,500       14,500
     Expenses ...........................................................         471          128          599
                                                                               ------      -------      -------
         Total ..........................................................      $3,771      $22,628      $26,399
                                                                               ======      =======      =======

  The allocation of the purchase price of the acquisitions of CSM and Technosystem is as follows (in thousands):

                                                              Technosystem              CSM                 Total
                                                           ------------------      --------------      ----------------
     Cash and cash equivalents ........................            $      14             $   330             $     344
     Accounts receivable ..............................                2,704                  --                 2,704
     Inventory ........................................                4,196                  53                 4,249
     Other current assets .............................                1,870                  --                 1,870
     Property and equipment ...........................                  597                 222                   819
     Non-current assets ...............................                  129                   5                   134
     Intangible assets ................................               15,775              22,228                38,003
     Current liabilities assumed ......................               (8,824)               (210)               (9,034)
     Long-term debt ...................................              (12,690)                 --               (12,690)
                                                         -------------------     ---------------     -----------------
           Total ......................................            $   3,771             $22,628             $  26,399
                                                         ===================     ===============     =================

     The unaudited pro forma combined results of operations of the Company, Technosystem and CSM for the year ended December 31, 1997 and 1996 after giving effect to certain pro forma adjustments are as follows (in thousands, except per share amount):


                                       1997            1996
                                       ----            ----
        Sales                        $233,412        $147,802
                                     ========        ========
        Net income                   $ 18,031        $ 12,158
                                     ========        ========
        Net income per share
                Basic                $   0.43        $   0.31
                                     ========        ========
                Diluted              $   0.41        $   0.30
                                     ========        ========

     The foregoing unaudited pro forma results of operations reflect one year's amortization of goodwill for 1996 and one quarter's amortization of goodwill for 1997 resulting from the acquisition of CSM and Technosystem.

     On May 29, 1997, the Company acquired all of the outstanding shares of capital stock of CRC a provider of integrated network access devices to network service providers, in exchange for 1,502,956 shares of P-Com Common Stock that were issued or are issuable to former CRC security holders in a stock-for-stock merger. CRC, located in Fair Lawn, New Jersey, manufactures products used by the communications industry to connect end user sites to a range of communications services. CRC's NetPath product line enables network service providers to offer their customers a migration path from entry-level data services to cost-effective integrated delivery of voice, video and Internet access. The NetPath product line also supports the network service provider's introduction of new technologies including asynchronous transfer mode and frame relay.

     On November 27, 1997, the Company acquired all of the outstanding shares of capital stock of RT Masts, a United Kingdom-based company and Telematics, a Virginia-based company, in exchange for 766,151 and 248,215 shares of P-Com Common Stock, respectively. RT Masts, located in Wellingborough, Northhamptonshire, U.K. and Telematics, located in Herndon, Virginia, supply, install and maintain telecommunications systems and structure including antennas covering high frequency, medium frequency and microwave systems. Both companies manage the construction of radio system sites, construction of towers and installation of radios and antennas at system sites.

     The Company accounted for its acquisitions of CRC, RT Masts and Telematics as pooling of interests and, therefore, all prior period financial statements presented have been restated to present the results of the combined companies as if they had been combined since inception. The sales and net income (loss) shown below combine the historical sales and net income (loss) of P-Com, CRC, RT Masts and Telematics for the years ended December 31, 1997, 1996, and 1995.

                                                              Year Ended December 31,
                                                              -----------------------
                                                    1997               1996              1995
                                                    ----               ----              ----
               Sales:
                 P-Com                         $      202,757     $        97,515    $     42,805
                 CRC                                      713               4,338          10,041
                 RT Masts                              12,035              15,472           5,168
                 Telematics                             5,197               3,628           6,449
                                             -----------------  -----------------  ---------------
                                               $      220,702     $      120,953     $     64,463
                                             =================  =================  ===============

               Net income (loss):
                 P-Com                         $       20,375    $        14,068    $       2,585
                 CRC                                   (1,254)            (5,196)             237
                 RT Masts                                (537)               101              133
                 Telematics                               307                (99)             764
                                             -----------------  -----------------  ---------------
                                               $       18,891    $         8,874   $        3,719
                                             =================  =================  ===============

NOTE 6 -- EMPLOYEE BENEFIT PLANS:

      At December 31, 1997, the Company had two stock-based compensation plans which are described below. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for its stock option plan or its stock purchase plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1997                 1996                1995
                                                                ----                 ----                ----
     Net income                      As reported            $    18,891          $     8,874          $    3,719
                                     Pro forma              $    14,655          $     4,883          $    2,100

     Net income per share            As reported-Basic      $      0.43          $      0.22          $     0.11
                                     As reported-Dilutive   $      0.45          $      0.23          $     0.00

                                     Pro-forma-Basic        $      0.35          $      0.13          $     0.06
                                     Pro forma-Dilutive     $      0.33          $      0.12          $     0.06


Stock Option Plans On January 11, 1995, the Company's Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan"). In addition to the 3,295,888 shares of Common Stock authorized for issuance under the 1992 Plan, the 1995 Plan authorizes the Board of Directors to issue an additional 640,000 shares of Common Stock in 1995, 1,600,000 shares of Common Stock in 1996 and 3,000,000 shares of Common Stock in 1997. As of January 11, 1995, no further option grants or stock issuances were made under the 1992 Plan, and all option grants and stock issuances made during the remainder of 1995 were made under the 1995 Plan. All outstanding options under the 1992 Plan were incorporated into the 1995 Plan.

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

     Under the Automatic Option Grant Program, as amended at the May 1997 Annual Meeting of Stockholders, participants will automatically receive an option to purchase 40,000 shares of Common Stock upon initially joining the Board of Directors and will receive an additional automatic grant each year at each annual stockholders' meeting for 4,000 shares. Each option will have an exercise price per share equal to 100% of the fair market value of the Common Stock on the grant date. The shares subject to the initial share option and the annual 4,000 share option will vest in eight successive equal quarterly installments upon the optionee's completion of each successive 3-month period of Board service over the 24-month period measured from the grant date.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility of 57 percent for all years; weighted average risk-free interest rates of 6.1%, 6.0% and 6.4%, and weighted average expected lives of 3.16, 4.11 and 2.88 years.

The following table summarizes stock option activity under the Company's 1992 and 1995 Plans.

                                              1997                              1996                               1995
                                     ---------------------------    ----------------------------      -----------------------------
                                                    Weighted                          Weighted                          Weighted
                                      Shares        Average             Shares        Average             Shares         Average
                                                    Exercise                          Exercise                          Exercise
                                                     Price                             Price                              Price
Outstanding at beginning of year      3,778,688         $ 7.14          2,854,872          $3.08          2,034,924           $0.24
Granted                               3,317,712          16.73          2,164,500           9.97          1,742,044            5.05
Exercised                              (878,385)          3.31           (784,408)          1.73           (632,584)           0.12
Forfeited                              (211,976)         11.41           (456,276)          4.74           (289,512)           1.38
                                   ------------                      ------------                      ------------
Outstanding at end of year            6,006,039          12.65          3,778,688           7.14          2,854,872            3.08
                                   ============                      ============                      ============

Options exercisable at year-end       2,970,244                         3,524,284                         2,833,672

Weighted-average fair value of
  options granted during the year   $      7.54                        $     4.78                        $     2.11

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                             OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                  ---------------------------------------------      ----------------------------------
                                                   WEIGHTED-
                                                    AVERAGE
                                                   REMAINING       WEIGHTED-                                WEIGHTED-
              RANGE OF                            CONTRACTUAL       AVERAGE                                  AVERAGE
          EXERCISE PRICES            SHARES          LIFE       EXERCISE PRICE           SHARES          EXERCISE PRICE
       $  0.05  -     4.75            707,239         7.0           $ 2.33               678,667              $ 2.34
          6.56  -     9.75          1,634,836         8.3             8.66             1,007,095                8.19
          10.06 -    14.88            845,378         8.9            12.94               423,300               12.66
          15.13 -    19.44          2,562,936         9.4            16.95               860,970               17.73
          21.09 -    25.75            255,650         9.8            22.69                    --                  --
                                   ----------                                        -----------
                                    6,006,039                                          2,970,244
                                   ==========                                        ===========

     Employee Stock Purchase Plan On January 11, 1995, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The initial offering period commenced on the effectiveness of the Offering. A total of 900,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, as amended at the May 1997 Annual Meeting of Stockholders. Awards and terms are established by the Company's Board of Directors. The Purchase Plan may be canceled at any time at the discretion of the Company's Board of Directors prior to its expiration in December 2004. Under the Plan, the Company sold 151,874, 188,800 and 51,868 shares in 1997, 1996 and 1995, respectively.

     The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995, respectively: expected volatility of 57 percent for all years; weighted-average risk-free interest rates of 5.3%, 5.0% and 6.4%; and weighted-average expected lives of 0.7, 0.7 and 1.2 years. The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $3.65, $1.55 and $1.10, respectively.

NOTE 7 -- INCOME TAXES:

     Income before income taxes consists of the following (in thousands):

                                        Year ended December 31,
                                        1997         1996          1995
                                        ---          ----          ----
          Domestic                    $26,390       $9,962         $4,286
          Foreign                       3,553         (132)           194
                                     --------      --------      --------
                                      $29,943       $9,830         $4,480
                                     ========      ========      ========

The provision for income taxes comprises the following (in thousands):

                                                    Year ended December 31,
                                            1997             1996             1995
                                            ----             ----             ----
               Current:
                    Federal              $ 7,850           $  2,543           $ 597
                    State                    268                 27             104
                    Foreign                2,920                 97              60
                                        --------           --------         -------
                                          11,038              2,667             761
                                        --------           --------         -------

               Deferred:
                    Federal                 (217)            (1,617)             --
                    State                    231                (94)             --
                                        --------           --------         -------
                                              14             (1,711)             --
                                        --------           --------         -------
                           Total         $11,052           $    956           $ 761
                                        ========           ========         =======

Deferred tax assets consist of the following (in thousands):

                                                                                December 31,
                                                                1997               1996            1995
                                                                ----               ----            ----
     Net operating loss carryforwards                         $  2,032           $  1,897        $  3,146
     Credit carryforwards                                          615                615           1,364
     Capitalized research and development costs                    156                335             482
     Start-up costs                                                202                376             429
     Reserves and other                                          1,339              1,000             494
                                                              --------           --------        --------
                                                                 4,344              4,223           5,915
     Valuation allowance                                        (2,647)            (2,512)         (5,915)
                                                              --------           --------        --------
                                                              $  1,697           $  1,711        $     --
                                                              ========           ========        ========

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                        Year ended December 31,
                                                                         1997            1996
                                                                         ----            ----
     U.S. federal statutory rate                                          35.0%           35.0%
     State income taxes, net of federal tax benefit                        1.1             6.0
     Change in valuation allowance                                          --           (36.6)
     Benefit from foreign sales corporation                               (2.3)             --
     Research and development tax credit                                  (7.3)             --
     Foreign income taxed at different rate                                4.8              --
     Other, net                                                            5.6             5.0
                                                                      --------         -------
                                                                          36.9%            9.4%
                                                                      ========         =======

NOTE 8 -- COMMITMENTS:

LEASE OBLIGATIONS


   The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's operating leases at December 31, 1997 are as follows (in thousands):

               Year ending December 31,
               1998......................     $ 2,934
               1999......................       2,972
               2000......................       2,672
               2001......................       1,813
               Thereafter................       3,690
                                              -------
                                              $14,081
                                              =======

Rent expense for all operating leases was approximately$2,205,000, $1,369,000 and $467,000 in 1997, 1996, and 1995, respectively.

NOTE 9 -- GEOGRAPHIC SALES AND MAJOR CUSTOMERS:

The following is a summary of the Company's sales by geographic area:

                                                  Year ended December 31,
                                              1997         1996           1995
                                              ----         ----           ----
         Europe                                  52%          64%            78%
         North America                           33           33             22
         Asia                                     9            3             --
         Africa                                   3           --             --
         Australia                                1           --             --
         Middle East                              1           --             --
         Central and South America                1           --             --
                                            -------      -------        -------
                                                100%         100%           100%
                                            =======      =======        =======

The following table summarizes the percentage of sales accounted for by the Company's significant customers with sales of 10% or more:

                                                     Year ended December 31,
                                               1997            1996            1995
                                               ----            ----            ----
         Customer A                               11%             12%              14%
         Customer B                               16              18               14
         Customer C                               --              11               --
         Customer D                               --              11               --
         Customer E                               --              11               --
         Customer F                               --              --               10

NOTE 10 -- SUBSEQUENT EVENTS:

   On March 28, 1998, the Company acquired substantially all of the assets of the Wireless Communications Group of Cylink Corporation, a Sunnyvale, California-based company, for $46 million in cash and $14.5 million in a short-term, non interest bearing unsecured subordinated promissory note. The Wireless Communications Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. Upon closing of the transaction, the Company will account for the acquisition based on the purchase method of accounting. The Company expects to incur acquisition expenses and a one time research and development charge of approximately $35 million.

Selected Quarterly Financial Data (Unaudited)

                                                               Three Months Ended
                    --------------------------------------------------------------------------------------------------------
                         Dec. 31      Sept. 30    June 30      March 31    Dec. 31     Sept. 30     June 30      March 31
                          1997          1997        1997         1997        1996        1996         1996         1996
                          ----          ----        ----         ----        ----        ----         ----         ----
Sales                 $    64,226   $   51,473   $   48,914  $   38,144  $   33,743  $   26,432  $    19,788    $  17,552

Gross profit          $    27,892   $   22,304   $   20,537  $   15,408  $   14,570  $   11,144  $    11,388    $   7,127

Net income            $     8,065   $    5,096   $    4,201  $    3,014  $    6,177  $    4,149  $     2,384    $   1,358

Income per share:
  Basic               $      0.19   $     0.12   $     0.10  $     0.08  $     0.16  $     0.11  $      0.07    $    0.04
  Diluted             $      0.18   $     0.12   $     0.10  $     0.07  $     0.15  $     0.10  $      0.06    $    0.04

The above financial information does not include the effects of the pooling-of-interests transactions with CRC, RT Masts and Telematics, except for the effect of CRC for the three months ended June 30, September 30 and December 31, 1997 and the effect of RT Masts and Telematics for the three months ended December 31, 1997. If those transactions had been included, the quarterly results would have been as follows:

                                                               Three Months Ended
                     --------------------------------------------------------------------------------------------------------------
                         Dec. 31      Sept. 30      June 30    March 31     Dec. 31    Sept. 30      June 30      March 31
                           1997         1997          1997       1997        1996        1996         1996         1996
                           ----         ----          ----       ----        ----        ----         ----         ----
Sales                  $   64,226   $   57,191  $    55,058   $  44,227   $  41,587    $ 31,780   $   25,161    $  22,425

Gross profit           $   27,892   $   24,117  $    22,683   $  16,775   $  16,357    $ 12,690   $    9,672    $   8,176

Net income             $    8,065   $    4,036  $     5,111   $   1,679   $   4,892    $  2,827   $    1,061    $      94

Income per share:
  Basic                $     0.19   $     0.10  $      0.12   $    0.04   $    0.12    $   0.07   $     0.03    $       -
  Diluted              $     0.18   $     0.09  $      0.12   $    0.04   $    0.11    $   0.07   $     0.03    $       -

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                   PART III
                                   --------


ITEM 11.   DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this Form 10-K Annual Report.


ITEM 12.   EXECUTIVE COMPENSATION.

     The information required by this item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is included under the caption "Ownership of Securities" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 14.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV
                                    -------


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  The following documents are filed as part of this Annual Report on Form 10-
     K:


     1. Financial Statements. The following Consolidated Financial Statements of P-COM, Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K:

     Form 10K

     Page Number
     -----------
     Report of Independent Accountants..................................   39

     Consolidated Balance Sheets at December 31, 1997 and 1996..........   40

     Consolidated Statements of Operations for the
     years ended December 31, 1997, 1996 and 1995.......................   41

     Consolidated Statements of Stockholders'
     Equity for the years ended December 31,
     1997, 1996, and 1995...............................................   42

     Consolidated Statements of Cash Flows for
     the years ended December 31, 1997, 1996 and 1995...................   43

     Notes to Consolidated Financial Statements.........................   44

     Schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.


(b)  Reports on Form 8-K

     Report on Form 8-K dated September 26, 1997, regarding the Company's adoption of a Rights Plan, as filed with the Securities and Exchange Commission on October 14, 1997.

     Report on Form 8-K on October 14, 1997, regarding the Company's press release announcing the acquisition of RT Masts Limited, as originally filed with the Securities and Exchange Commission on October 14, 1997.

     Report on Form 8-K dated October 16, 1997, regarding the Company's press releases announcing a proposed private placement of convertible subordinated notes; the Company's earnings for the quarter ended September 30, 1997; an order for its Italian subsidiary, Technosystem S.p.A. to construct a broadcast network in Papua-New Guinea valued at $20 million and the Company's release of restated selected consolidated financial data to reflect its merger with Control Resources Corporation, as originally filed with the Securities and Exchange Commission on October 17, 1997.

     Report on Form 8-K/A dated October 16, 1997, regarding the Consent of Independent Accountants, as originally filed with the Securities and Exchange Commission on October 30, 1997.

     Report on Form 8-K dated November 5, 1997, regarding the Company's press release announcing a private placement of convertible subordinated notes, as originally filed with the Securities and Exchange Commission on November 5, 1997.

     Report on Form 8-K dated November 10, 1997, regarding the Company's completion of a private placement of convertible subordinated notes, as originally filed with the Securities and Exchange Commission on November 21, 1997.

     Report on Form 8-K dated November 28, 1997, regarding the Company's press release regarding the acquisitions of Telematics, Inc. and RT Masts Limited, as originally filed with the Securities and Exchange Commission on December 10, 1997.

(c)  Exhibits - See Exhibit list below.

     NUMBER        DESCRIPTION
     ------        -----------
     2.1(6)    Agreement dated April 15, 1996, by and among the Company, Mr.
               Giovanni Marciano and certain other parties named thereunder.

     2.2(7) Asset Purchase Agreement dated as of August 2, 1996, by and between the Company, Atlantic Communication Sciences, Inc. and
               Edward c. Gerhardt, L. Roger Sanders, Charles W. Richards, IV,
               Grover W. Brower, William M. Koos, Jr., Larry W. Koos, Koos
               Technical Services, Inc., the Edward C. Gerhardt Trust. U/A dated
               June 22, 1988 and the L. Roger Sanders Revocable Trust, U/A dated
               June 18, 1991.

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

     2.3(19)   Escrow Agreement dated November 28, 1997, by and among P-Com,
               Inc., P-Com Field Services Inc., Telematics Inc. and Daniel N.
               Carter.

     2.4(19) Registration Rights Agreement, dated November 17, 1997, by and among P-Com Field Services Inc., Telematics Inc. and Daniel N.
               Carter.

     2.5(19)   Escrow Agreement, dated November 28, 1997, by and among P-Com,
               Inc., P-Com Services (UK) Limited and R T Masts Limited.

     2.6(19) Securities Purchase Agreement, dated November 17, 1997, by and among P-Com, Inc., P-Com Field Services Inc., Telematics Inc. and
               Daniel N. Carter.

     2.7(19)   Share Purchase Agreement, dated October 14, 1997, by and among P-
               Com, Inc., P-Com Services (UK) Limited and R T Masts Limited.

     3.2(3)    Restated Certificate of Incorporation filed on March 9, 1995.

     3.2A(14) Certificate of Amendment of Restated Certificate of Incorporation filed on June 16, 1997.

     3.2B(16)  Certificate of Designation for the Series A Junior Participating
               Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

     3.3(1)    Bylaws of the Company.

     4.1(1)    Form of Common Stock Certificate. 4.2(18) Indenture, dated as of
               November 1, 1997, between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

     4.4(18) Registration Rights Agreement, dated as of November 1, 1997 by and among the Registrant and PaineWebber Incorporated, BancAmerica Robertson Stephens, NationsBanc Montgomery
               Securities, Inc. and Pacific Growth Equities, Inc.

     4.5(17)   Rights Agreement, dated as of October 1, 1997, between the
               Company and BankBoston, N.A., which includes the form of Certificate of Designation for the Series A Junior Participating
               Preferred Stock as Exhibit A, the form of Right Certificate as
               Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

     *10.1(1) Purchase Order issued by AT&T Network Systems Deutschland GmbH, dated December 7, 1994.

     NUMBER        DESCRIPTION
     ------        -----------
     *10.2(1)   Purchase Order issued by AT&T Network Systems Deutschland GmbH, dated December 19, 1994.

     *10.3(1)   Master OEM Agreement dated January 1, 1995, by and between the
                Company and AT&T Corp.

     *10.4(1) Purchase Order issued by AT&T Network Systems Nederland BV, dated Decemb er 9, 1994.

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

     10.15D Accounts Receivable Purchase Agreement dated December 31, 1997 by and between the Company and Wells Fargo MCBC Trade Bank N.A.

     10.16A(7)  1995 Stock Option/Stock Issuance Plan, including forms of
                Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreement, as amended.

     10.16B(13) 1995 Stock Option/Stock Issuance Plan, including forms of
                Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreement, as amended.

     10.17(1)   Employee Stock Purchase Plan, including forms of Stock Purchase
                Agreement and Enrollment/Change Form.

     10.17B(13) Employee Stock Purchase Plan, as amended.

     10.18(1) Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

     10.19A     Service Agreement dated December 15, 1997 by and between the
                Company and Mr. George P. Roberts.

     10.19B     Service Agreement dated December 15, 1997 by and between the
                Company and1 0.19B Mr. Michael J. Sophie.

     10.19C     Service Agreement dated December 15, 1997 by and between the
                Company and Mr. Pier Antoniucci.

     10.21(1)   Real Property Lease dated December 10, 1993, by and between the
                Company and Bryan T.D. Trust, pertaining to 3175 S. Winchester
                Boulevard, Campbell, California 95008.

     *10.22(1)  Low Capacity Digital Radio Product Agreement dated February 13,
                1995 by and between the Company and Siemens.

     *10.22A Low Capacity Digital Radio Agreement dated February 13, 1995 band between the Company and Itatel.

     NUMBER        DESCRIPTION
     ------        -----------
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

     10.27(9)   Lease dated November 11, 1995 by and between the Company, Inc.
                and Johann Birkart, Internationale Spedition GmbH & Co.

     10.30A(11) Loan Agreement dated March 3, 1997 by and between the Company and Union Bank of California, N.A.

     10.30B(11) Amendment dated May 7, 1997 to the Loan Agreement dated March 3,
                1997 by and between the Company and Union Bank of California, N.A.

     10.30C(13) Amended and Restated Loan Agreement dated September 17, 1997 by and between the Company and Union Bank of California, N.A.

     11.1       Computation of Pro Forma Net Income (Loss) Per Share.

     21.1       List of subsidiaries of the Registrant.

     23.1       Consent of Price Waterhouse LLP, Independent Accountants.

     24.1       Power of Attorney (see page 63).

     27         Financial Data Schedule

________________
(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.

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

(4) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1996.

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

(9) Incorporated by reference to identically numbered exhibits to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1995.

(10) Incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-3 declared effective with the Securities and Exchange Commission on May 16, 1996 (File No. 333-3558).

(11) Incorporated by reference to identically numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(12) Incorporated by reference to identically numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

(13) Incorporated by reference to identically numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

(14) Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(15) Incorporated by reference to identically numbered exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(16) Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(17) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(18) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-3 (File No. 333-45463) filed with the Securities and Exchange Commission on February 2, 1998.

(19) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 1997 as filed with the Securities and Exchange Commission on November 28, 1997 (File No. 001-13475).

*  Confidential treatment granted as to certain portions of these exhibits.

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March __, 1998.

                                 P-COM, INC.


Date: March 31,1998      By: /s/ George P. Roberts
                             ---------------------
                             George P. Roberts
                             Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



Date: March 31,1998      By: /s/ Michael Sophie
                             --------------------
                             Michael Sophie
                             Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)

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


Date: March 31,1998            By  /s/ George P. Roberts
                                   ------------------------------
                                   George P. Roberts
                                   Chairman of the Board and
                                   Chief Executive Officer



Date: March 31, 1998           By: /s/ Michael Sophie
                                   ------------------------------
                                   Michael Sophie
                                   Chief Financial Officer, Vice President,
                                   Finance and Administration


Date: March 31, 1998           By: /s/ Gill Cogan
                                   -----------------------------
                                   Gill Cogan
                                   Director of the Company


Date: March 31,1998            By: /s/ John A. Hawkins
                                   -----------------------------
                                   John A. Hawkins
                                   Director of the Company


Date: March 31,1998            By: /s/ M. Bernard Puckett
                                   -----------------------------
                                   M. Bernard Puckett
                                   Director of the Company


Date: March 31, 1998           By: /s/ M. James J. Sobczak
                                   ------------------------------
                                   M. James J. Sobczak
                                   Director of the Company