Form 10-K/A
period 1997-12-31
P COM INC
filed 1998-05-06
CIK 935493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K


     The undersigned Registrant hereby amends Exhibit 10.22A filed pursuant to
Item 14 of Form 10-K and files such amended exhibit herewith.

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

================================================================================

                                  Form 10-K/A

                                Amendment No. 1


        The undersigned Registrant hereby amends Exhibit 10.22A filed pursuant to Item 15 of form 10-K and Files such amended exhibit herewith.

                                    PART IV
                                    -------


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(c)  Exhibits - See Exhibit list below.

     NUMBER        DESCRIPTION
     ------        -----------
    *2.1(6)    Agreement dated April 15, 1996, by and among the Company, Mr.
               Giovanni Marciano and certain other parties named thereunder.

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

    *2.2A(8) Asset Purchase Agreement revised as of August 23, 1996 by and between the Company, Atlantic Communication Sciences, Inc. and
               Edward C. Gerhardt, L. Roger Sanders, Charles W. Richards, IV,
               Grover W. Brower, William M. Koos, Jr., Larry W. Koos, Koos
               Technical Services, Inc., the Edward C. Gerhardt Trust, U/A dated
               June 22, 1988 and the L. Roger Sanders Revocable Trust, U/A dated
               June 18, 1991.

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

     2.7(19)   Share Purchase Agreement, dated October 14, 1997, by and among P-
               Com, Inc., P-Com Services (UK) Limited and R T Masts Limited.

     3.2(3)    Restated Certificate of Incorporation filed on March 9, 1995.

     3.2A(14) Certificate of Amendment of Restated Certificate of Incorporation filed on June 16, 1997.

    *3.2B(16)  Certificate of Designation for the Series A Junior Participating
               Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

    *3.3(1)    Bylaws of the Company.

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

     10.13(1) Master Equipment Lease entered into by and between the Company and Phoenix Leasing Incorporated on August 10, 1994.

    *10.14(1)   Commitment Letter dated January 10, 1995, by and between the
                Company and Applied Telecommunications Technologies, Inc.
                ("ATTI"), including form of Master Lease to be entered into between the Company and ATTI.

    *10.15D Accounts Receivable Purchase Agreement dated December 31, 1997 by and between the Company and Wells Fargo MCBC Trade Bank N.A.

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

    *10.17(1)   Employee Stock Purchase Plan, including forms of Stock Purchase
                Agreement and Enrollment/Change Form.

    *10.17B(13) Employee Stock Purchase Plan, as amended.

    *10.18(1)   Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

     10.19A     Service Agreement dated December 15, 1997 by and between the
                Company and Mr. George P. Roberts.

     10.19B     Service Agreement dated December 15, 1997 by and between the
                Company and1 0.19B Mr. Michael J. Sophie.

     10.19C     Service Agreement dated December 15, 1997 by and between the
                Company and Mr. Pier Antoniucci.

    *10.21(1)   Real Property Lease dated December 10, 1993, by and between the
                Company and Bryan T.D. Trust, pertaining to 3175 S. Winchester
                Boulevard, Campbell, California 95008.

    *10.22(1)   Low Capacity Digital Radio Product Agreement dated February 13,
                1995 by and between the Company and Siemens.

    *10.22A Low Capacity Digital Radio Agreement dated February 13, 1995 band between the Company and Itatel.

     NUMBER        DESCRIPTION
     ------        -----------
    *10.23(3)   Sublease dated May 1, 1995 by and between the Company and
                Medallion Mortgage Company.

    *10.24(4)   Lease dated August 4, 1995 by and between P-COM United Kingdom,
                Inc. and Capital Counties plc; Rent Deposit Deed dated August 4,
                1995, by and between P-Com United Kingdom, Inc. and Capital
                Counties plc.

    *10.25(2)   Underwriting Agreement dated March 2, 1995 by and between the
                Company and the underwriters named therein.

    *10.26(5)   Underwriting Agreement dated August 17, 1995 by and between the
                Company and the underwriters named therein.

    *10.27(9)   Lease dated November 11, 1995 by and between the Company, Inc.
                and Johann Birkart, Internationale Spedition GmbH & Co.

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

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 1998.

                                 P-COM, INC.


Date: May 5, 1998        By: /s/ George P. Roberts
                             ---------------------
                             George P. Roberts
                             Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



Date: May 5, 1998        By: /s/ Michael Sophie
                             --------------------
                             Michael Sophie
                             Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: May 5, 1998              By  /s/ George P. Roberts
                                   ------------------------------
                                   George P. Roberts
                                   Chairman of the Board and
                                   Chief Executive Officer



Date: May 5, 1998              By: /s/ Michael Sophie
                                   ------------------------------
                                   Michael Sophie
                                   Chief Financial Officer, Vice President,
                                   Finance and Administration


Date: May 5, 1998               By:               *
                                   -----------------------------
                                   Gill Cogan
                                   Director of the Company


Date: May 5, 1998              By:               *
                                   -----------------------------
                                   John A. Hawkins
                                   Director of the Company


Date: May 5, 1998              By:               *
                                   -----------------------------
                                   M. Bernard Puckett
                                   Director of the Company


Date: May 5, 1998              By:               *
                                   ------------------------------
                                   M. James J. Sobczak
                                   Director of the Company



* By:  George P. Roberts and Michael Sophie, attorneys-in-fact