Form 10-Q
period 1998-03-31
P COM INC
filed 1998-05-15
CIK 935493

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   to   .

                        COMMISSION FILE NUMBER: 0-25356
                                _______________
                                  P-Com, Inc.
             (Exact name of Registrant as specified in its charter)

                                _______________

            DELAWARE                                   77-0289371
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

3175 S. WINCHESTER BOULEVARD, CAMPBELL, CALIFORNIA            95008
   (Address of principal executive offices)                (zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 866-3666
                                _______________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

  As of May 11, 1998, there were 43,155,565 shares of the Registrant's Common Stock outstanding, par value $0.0001.

  This quarterly report on Form 10-Q Consists of 27 pages of which this is page
1. The Exhibit Index appears on page 25.

                                   P-COM, INC.

                               TABLE OF CONTENTS


                                                                          Page
PART I.  Financial Information                                           Number
         ---------------------                                          --------

 Item 1. Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of March 31, 1998 and
         December 31, 1997..............................................    3

         Condensed Consolidated Statements of Operations for the three
         month periods ended March 31, 1998 and 1997....................    4

         Condensed Consolidated Statements of Cash Flows for the three
         month periods ended March 31, 1998 and 1997....................    5

         Notes to Condensed Consolidated Financial Statements...........    6

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................    9

PART II. Other Information
         -----------------

 Item 1. Legal Proceedings..............................................   25

 Item 2. Changes in Securities..........................................   25

 Item 3. Defaults Upon Senior Securities................................   25

 Item 4. Submission of Matters to a Vote of Security Holders............   25

 Item 5. Other Information..............................................   25

 Item 6. Exhibits and Reports on Form 8-K...............................   25

Signatures..............................................................   26

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I
                                  P-COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                             March 31,          December 31,
                                               1998                 1997
                                           --------------      ---------------
ASSETS                                      (unaudited)
Current assets:
Cash and cash equivalents                       $ 25,922             $ 88,145
Accounts receivable, net                          68,667               70,883
Notes receivable                                     207                  205
Inventory                                         74,848               58,003
Prepaid expenses and other current
   assets                                         15,514               10,632
                                                --------             --------
Total current assets                             185,158              227,868

Property and equipment, net                       39,656               32,313
Deferred income taxes                             13,117                1,697
Goodwill and other assets                         59,340               43,643
                                                --------             --------
                                                $297,271             $305,521
                                                ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                $ 38,193             $ 38,043
Accrued employee benefits                          2,810                3,930
Other accrued liabilities                         10,519                6,255
Income taxes payable                               9,249                6,409
Notes payable                                        245                  293
                                                --------             --------
Total current liabiltities                        61,016               54,930
                                                --------             --------
Long-term debt                                   102,255              101,690
                                                --------             --------
Minority interest                                    705                  604
                                                --------             --------
Stockholders' equity:
Preferred stock                                       --                   --
Common Stock                                           4                    4
Additional paid-in capital                       134,165              131,735
Retained earnings                                  1,131               18,380
Cumulative translation adjustment                 (2,005)              (1,822)
                                                --------             --------
Total stockholders' equity                       133,295              148,297
                                                --------             --------
                                                $297,271             $305,521
                                                ========             ========
   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                         Three Months Ended March 31,
                                         -----------------------------
                                           1998                 1997
                                          --------             --------
Sales                                     $ 58,637             $ 44,227
Cost of sales                               33,512               27,452
                                          --------             --------
Gross profit                                25,125               16,775
                                          --------             --------
Operating expenses:
Research and development                     7,728                6,774
Selling and marketing                        4,225                2,915
General and administrative                   3,958                3,437
Goodwill amortization                          631                  346
Acquired in-process research and
   development expenses                     33,856                    -
                                          --------             --------
Total operating expenses                    50,398               13,472
                                          --------             --------
Income (loss) from operations              (25,273)               3,303
Interest and other income (expense),
   net                                        (864)                 (72)
                                          --------             --------
Income (loss) before income taxes          (26,137)               3,231
Provision (benefit) for income taxes        (8,888)               1,553
                                          --------             --------
Net income (loss)                         $(17,249)             $ 1,678
                                          ========              =======
Net income (loss) per share:
Basic                                     $  (0.40)             $  0.04
                                          ========              =======
Diluted                                   $  (0.40)             $  0.04
                                          ========              =======
Shares used in per share computation:
Basic                                       42,951               41,371
                                          ========              =======
Diluted                                     42,951               43,238
                                          ========              =======


   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                          Three Months Ended March 31,
                                                          -----------------------------
                                                            1998                  1997
                                                          ---------             -------
Cash flows from operating activities:
Net income (loss)                                         $ (17,249)            $ 1,679
Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
Depreciation                                                  2,923               1,135
Amortization of goodwill                                        631                 346
Change in minority interest                                     101                 (21)
Acquired in-process research and development
  expenses                                                   33,856                   -
Change in assets and liabilities (net of
  acquisition balances):
Accounts receivable                                           2,216               2,287
Notes receivable                                                 (2)                435
Inventory                                                   (11,736)             (6,881)
Prepaid expenses                                             (3,185)                115
Goodwill and other assets                                   (19,033)               (112)
Accounts payable                                             (1,205)                229
Accrued employee benefits                                    (1,120)                135
Other accrued liabilities                                     4,264              (2,759)
Income taxes payable                                          2,840               1,337
                                                          ---------             -------
Net cash used in operating activities                        (6,699)             (2,075)
                                                          ---------             -------
Cash flows from investing activities:
Acquisition of property and equipment                        (9,805)             (2,618)
Acquisitions, net of cash acquired                          (48,483)            (10,855)
                                                          ---------             -------
Net cash used in investing activities                       (58,288)            (13,473)
                                                          ---------             -------
Cash flows from financing activities:
Proceeds (payment) of notes payable                             517              (4,754)
Proceeds from stock issuances, net of
  expenses                                                    2,430               1,418
                                                          ---------             -------
Net cash provided by (used in) financing
  activities                                                  2,947              (3,336)
                                                          ---------             -------
Effect of exchange rate changes on cash                        (183)               (228)
                                                          ---------             -------
Net decrease in cash and cash equivalents                   (62,223)            (19,112)
Cash and cash equivalents at the beginning
  of the period                                              88,145              42,226
                                                          ---------             -------
Cash and cash equivalents at the end of
  the period                                              $  25,922            $ 23,114
                                                          =========            ========
Supplemental cash flow disclosures:
Cash paid for income taxes                                $     676            $    200
                                                          =========            ========
Stock issued in connection with the
  acquisition of CSM                                      $       -            $ 14,500
                                                          =========            ========

   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 1998, and the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited 1997 financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998. This Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q.

2.  NET INCOME (LOSS) PER SHARE

  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS, which replaces primary EPS, is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (demoninator) during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

  Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands, except per share data):

                                                     Three Months Ended March 31
                                                        1998             1997
                                                     ----------        ---------
Numerator for basic and diluted income (loss)
 per share                                           $(17,249)          $ 1,678
                                                     ========           =======

Denominator for basic earnings per common share        42,951            41,371
Effect of dilutive securities:
  Stock options and warrants                               --             1,867
Denominator for diluted earnings per common share      42,951            43,238
                                                     ========           =======

Income from continuing operations before
 extraordinary items per common share:
  Basic                                              $  (0.40)          $  0.04
                                                     ========           =======
  Diluted                                            $  (0.40)          $  0.04
                                                     ========           =======

  For the first quarter of 1998, the weighted-average effect of unexercised stock options to purchase 1,570,817 shares of common stock were excluded from the computation of diluted net loss per share as the effect would be antidilutive. For the first quarter of 1997, 142,300 weighted-average outstanding stock options were also excluded from the computation of net income per share. Options are antidilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive income (loss) was as follows:

                                     THREE MONTHS ENDED MARCH 31,
                                    ------------------------------
                                        1998              1997
                                    ------------      ------------
                                            (in thousands)
Net income (loss)                     $(17,249)            $1,679
Other comprehensive income (loss)         (183)              (277)
                                      --------             ------
Total comprehensive income            $(17,432)            $1,402
                                      ========             ======

  In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective in 1998, and are not required for interim periods. The Company does not expect this pronouncement to have a material effect on its financial statements.

4.  ACQUISITIONS

  On March 28, 1998 and April 1, 1998, the Company acquired substantially all of the assets of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non interest bearing unsecured subordinated promissory note. The Cylink Wireless Communications Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $33.9 million during the first quarter.

  The Company accounted for this acquisition based on the purchase method of accounting. The results of Cylink Wireless Group are included from the date of acquisition and were not material to the Company's results of operations.

  The total purchase price of the acquisition is as follows (in thousands):

     Cash Payment                                         $46,000
     Short-term promissory note                            14,500
     Expenses                                               2,483
                                                          -------
                   Total                                  $62,983
                                                          =======
  The allocation of the purchase price was as follow (in thousands):

     Accounts receivable, net                            $  9,065
     Inventory                                              5,109
     Property and equipment, net                              461
     In-process research and development                   33,856
     Intangible assets                                     15,847
     Current liabilities assumed                           (1,355)
                                                         --------
                   Total                                 $ 62,983
                                                         ========

  The following estimated unaudited pro forma sales, income (loss) and income
(loss) per share combine the historical sales and income (loss) and income
(loss) per share of P-Com and Cylink for the three months ended March 31, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include goodwill amortization related to the Cylink acquisition (in thousands, except per share data).


                                          Three Months Ended                                    Twelve Months Ended
                                          ------------------                                    -------------------
                                            March 31, 1998                                       December 31, 1997
                          -------------------------------------------------      ------------------------------------------------
                               P-Com            Cylink          Pro forma            P-Com           Cylink          Pro forma
                          ------------      -----------      --------------      ------------     -----------     ---------------
Sales                       $ 58,637          $ 4,508            $ 63,145          $220,702         $31,267            $251,969
Net income (loss)            (17,249)          (3,510)            (20,757)           18,891           2,948              21,839
Income (loss) per share:
  Basic                        (0.40)           (0.08)              (0.48)             0.45            0.07                0.52
  Diluted                      (0.40)           (0.08)              (0.48)             0.43            0.06                0.49

5.  BORROWING ARRANGEMENTS

  The Company entered into a new revolving line-of-credit agreement on April 23, 1998 that provides for borrowings of up to $25 million. The line-of-credit expires on June 22, 1998 or upon demand by the bank. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate.

  The Company entered into a new revolving line-of-credit agreement on May 15, 1998 that provides for borrowings of up to $50 million and replaces the revolving line-of-credit agreement dated April 23, 1998. The line-of-credit expires on April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specific minimum ratios.

6.  INVENTORY

  Inventory consists of the following (in thousands):

                                  March 31,      December 31,
                                    1998             1997
                                 (unaudited)
                                ------------     ------------
   Raw materials                     $10,940          $ 9,695
   Work-in-process                    38,355           32,472
   Finished goods                     25,553           15,836
                                     -------          -------
                                     $74,848          $58,003
                                     =======          =======

7.  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                         March 31,      December 31,
                                           1998             1997
                                        (unaudited)
                                      -------------     -------------
   Tooling and test equipment             $  35,304         $  31,603
   Computer equipment                         5,719             4,950
   Furniture and fixtures                     5,238             4,979
   Land and buildings                         1,357             1,389
   Construction-in-process                    8,863             3,294
                                          ---------         ---------
                                          $  56,481         $  46,215
   Less  accumulated depreciation and
      amortization                          (16,825)          (13,902)
                                          ---------         ---------
                                          $  39,656         $  32,313
                                          =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of sales for the periods indicated. In addition, this Quarterly Report on Form 10-Q may contain forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical maybe forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q.

  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1997 Annual Report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission.

                                                Three Months Ended March 31,
                                                     1998          1997
                                                   --------      --------
   Sales                                            100.0%         100.0%
   Cost of sales                                     57.2           62.1
                                                    -----          -----
   Gross profit                                      42.8           37.9
                                                    -----          -----
   Operating expenses:
      Research and development                       13.2           15.3
      Selling and marketing                           7.2            6.6
      General and administrative                      6.7            7.7
      Goodwill amortization                           1.1            0.8
      Acquired in-process research and
        development                                  57.7              -
                                                    -----          -----
   Total operating expenses                          85.9           30.4
                                                    -----          -----
   Income (loss) from operations                    (43.1)           7.5
                                                    -----          -----
   Interest and other income (expense), net          (1.5)          (0.2)
                                                    -----          -----
   Income (loss) before income taxes                (44.6)           7.3
   Provision (benefit) for income taxes             (15.2)           3.5
                                                    -----          -----
   Net income (loss)                                (29.4)%          3.8%
                                                    =====          =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  Sales.   Sales for the three months ended March 31, 1998 and 1997 were approximately $58.6 million and $44.2 million, respectively, and increase of 33%. The increase was primarily due to increased unit sales of 23 GHz, 38 GHz and 15 GHz radio systems to new and existing customers and sales from companies recently acquired. For the three months ended March 31, 1998, five customers accounted for 63% of the sales of the Company. For the three months ended March 31, 1997, five customers accounted for 55% of the sales of the Company.

  Gross Profit.   For the three months ended March 31, 1998 and 1997, gross
profit was approximately $25.1 million, or 42.8% of sales, and approximately $16.8 million, or 37.9% of sales, respectively. The improvement in gross profit in the first quarter of 1998 compared to the corresponding period in 1997 was primarily due to product design improvements and economies of scale. There can be no assurance that gross profit will remain at this level or continue to improve.

  Research and Development. For the three months ended March 31, 1998 and 1997, research and development expenses were approximately $7.7 million and $6.8 million, respectively. The increase in dollars in research and development expenses during the three months ended March 31, 1998 as compared to the corresponding period in 1997 was due primarily to expenses associated with increased staffing. As a percentage of sales, research and development expenses decreased from 15.3% in the three months ended March 31, 1997 to 13.2% in the corresponding period in 1998. The decrease in research and development expenses as a percentage of net sales was primarily due to higher level of sales in the three months ended March 31, 1998, as compared to the corresponding period in 1997. The Company expects that research and development expenses will continue to increase significantly in dollars during the remainder of 1998.

  Selling and Marketing. For the three months ended March 31, 1998 and 1997, selling and marketing expenses were approximately $4.2 million and $2.9 million, respectively. The increase in selling and marketing expenses in the three months ended March 31, 1998, as compared to the corresponding period in 1997, was primarily due to increased staffing and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 6.6% in the three months ended March 31, 1997 to 7.2% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sale was primarily due to the Company's expansion of its international market. The Company expects that such expenses will continue to increase significantly in dollars during the remainder of 1998, as the Company continues to expand its operations.

  General and Administrative. For the three months ended March 31, 1998 and 1997, general and administrative expenses were $4.0 million and $3.4 million, respectively. The increase was principally due to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses decreased from 7.7% in the three months ended March 31, 1997 to 6.7% in the corresponding period in 1998. This decrease in general and administrative expenses as a percentage of sales was due primarily to a higher level of sales in the three months ended March 31, 1998, as compared to the corresponding period in 1997. The Company expects that such expenses will continue to increase significantly in dollars during the remainder of 1998 as compared to 1997 as the Company continues to expand its operations.

  Goodwill Amortization. Goodwill amortization consists of the charge to income that results from the allocation over the estimated useful life of the component of the cost of the Company's acquisitions accounted for by the purchase method which is greater than the fair value of the net assets acquired. For the three months ended March 31, 1998 and 1997, goodwill amortization was $0.6 million and $0.3 million, respectively. The increase in goodwill amortization in the three months ended March 31, 1998 as compared to the corresponding period in 1997 was because Technosystem S.p.A. ("Technosystem") a Rome, Italy-based company, and Columbia Spectrum Management ("CSM") a Vienna, Virginia-based company were acquired in February 1997 and March 1997, respectively. As a result, goodwill was not amortized for the entire quarter for the three months ended March 31, 1997.

  In-Process Research and Development   For the three months ended March 31,
1998, the Company incurred a one time in-process research and development expense of $33.9 million. This in-process research and development expense related to the acquisition of the assets of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Communications Group"); technological feasibility had not been established and no alternative future uses existed.

  Interest and Other Income (Expense), Net . The Company incurred net interest and other expense of $0.9 million during the three months ended March 31, 1998, as compared to $.01 million of net interest and other income during the corresponding period in 1997. The increase in net interest and other expense was primarily due to interest expense incurred on its $100 million aggregate principal amount of its promissory notes, partially offset by investments of excess cash.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $6.7 million in operating activities during the three months ended March 31, 1998, primarily due to an increase in inventory, prepaid expenses and goodwill and other assets of $11.7 million, $3.2 million and $19.0 million, respectively. These uses of cash were partially offset by the net income (excluding non-cash charges for acquired in-process research and development expense) of $16.6 million and depreciation and amortization expense of $3.6 million and increases in other accrued liabilities and income taxes payable of $4.3 million and $2.8 million, respectively.

  The Company used approximately $58.3 million in investing activities during the three months ended March 31, 1998 consisting of approximately $48.5 million to acquire the assets of the Cylink Wireless Communications Group and $9.8 million to acquire capital equipment.

  On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Communications Group, for $46.0 million in cash and $14.5 million in a three month, non interest bearing unsecured subordinated promissory note. The Cylink Wireless Communications Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $33.9 million. In connection with the acquisition of the assets of the Cylink Wireless Communications Group, the Company purchased the accounts receivable balance of $9.1 million and other considerations on April 1, 1998 in exchange for a $14.5 million short-term non-interest bearing unsecured subordinated promissory note.

  The Company generated approximately $2.9 million in its financing activities during the three months ended March 31, 1998. The Company received approximately $2.4 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

  At March 31, 1998 and December 31, 1997, net accounts receivable were approximately $68.7 million and $70.9 million, respectively. The Company has established a receivables purchase agreement by and between the Company and Wells Fargo HSBC Trade Bank N.A. which allows the Company to sell up to $20 million accounts receivable. These sales have no recourse to the Company. The Company plans to heavily utilize this facility as part of managing its overall liquidity and/or third-party financing programs. No accounts receivable from Cylink Wireless Communications Group were purchased in the acquisition during the first quarter of 1998. At March 31, 1998 and December 31, 1997, inventory was approximately $74.8 million and $58.0 million, respectively. Of the $16.8 million increase that occurred in the three months ended March 31, 1998, $5.1 million was due to the acquisition of inventory from Cylink Wireless Communications Group.

  At March 31, 1998, the Company had working capital of approximately $124.1 million, compared to $172.9 million at December 31, 1997. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will subject the Company to increased risks that could materially adversely affect the Company's business, prospects, financial condition and results of operations.

  The Company's principal sources of liquidity as of March 31, 1998 consisted of approximately $25.9 million of cash and cash equivalents. The Company entered into a new revolving line-of-credit agreement on April 23, 1998 that provides for borrowings of up to $25.0 million. The line-of-credit expires on June 22, 1998 or upon demand by the bank. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The Company entered into a new revolving line-of-credit agreement on May 15, 1998 that provides for borrowings of up to $50.0 million and replaces the revolving line-of-credit agreement dated April 23, 1998. The line-of-credit expires on April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios.

  At present, the Company does not have any material commitments for capital equipment purchases except Cylink Wireless Communications Group accounts receivable balance. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel S.p.A. ("Geritel"), Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, Control Resources Corporations ("CRC"), CSM and Cylink Wireless Communications Group, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, and anticipated cash flow from operations, if any, funds available from the Company's bank line-of-credit, may be adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. For a discussion of risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements" and "Acquisitions".

  There can be no assurance that any operations of ACS, Geritel, Technosystem, CRC, CSM or Cylink Wireless Communications Group will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the ACS, Geritel, Technosystem, CRC, CSM and Cylink Wireless Communications Group acquisitions will be realized. The process of integrating the operations of ACS, Geritel, Technosystem, CRC, CSM and Cylink Wireless Communications Group into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

   Limited Operating History

  P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the first quarter of fiscal 1998, the Company generated a cumulative net profit of approximately $1.1 million. The decrease in cumulative net profit from 1997 to the first quarter of 1998 was due to the one time in-process research and development charge of approximately $33.9 million related to the acquisition of the assets of the Cylink Wireless Communications Group. From October 1993 through March 31, 1998, the Company generated sales of approximately $513.5 million, of which $279.3 million, or 54% of such amount, was generated in the year ended December 31, 1997 and the first quarter of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first quarter of 1998, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first quarter of 1998 or that sales will not decline. The Company's net sales for the first quarter of 1998 were lower than its net sales of the Company for the fourth quarter of 1997. This represents the Company's first quarter of sequentially lower sales than the prior period. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

 Significant Customer Concentration

   To date, approximately one hundred customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's 1997 sales. During the first quarter of 1998, five customers accounted for 63% of the Company's sales and as of March 31, 1998, four customers accounted for 56% of the Company's backlog scheduled for shipment in the twelve months subsequent to March 31, 1998. The Company anticipates that it will continue to sell its products and services to a changing but still relatively small group of customers. Several of the Company's subsidiaries are dependent on one or a few customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems in volume on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services, as has been the case with certain customers historically, may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services (for example, certain potential customers in the telecommunications industry have been reported to have undergone financial difficulties and may therefore limit their future orders). In addition, acquisitions in the communications industry are common, which further concentrates the customer base and may cause orders to be delayed or cancelled. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations".

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

   In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. There can be no assurance that the Company will be able to obtain such large orders from single customers in the future. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have in the past been and will in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Much of the anticipated growth in telecommunications infrastructure, if any, is expected to result from the entrance of new service providers, many of which do not have the financial resources of existing service providers. To the extent these new service providers are unable to adequately finance their operations, they may cancel orders. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to March 31, 1998 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

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

   A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services and technologies could cause customers to defer or cancel purchases of the Company's systems and services, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and will continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include: new product introductions and enhancements, including related costs; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; mix of sales through direct efforts or through distributors or other third parties; mix of systems and related software tools sold and services provided; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions, especially outside of the United States; changes in pricing by the Company, its customers or suppliers; inventory write-offs, as the Company recently experienced in the second and third quarters of 1997 for a relatively immaterial amount in each such quarter, which the Company may experience again in the future; inventory obsolescence; natural disasters; market acceptance by the Company's customers and the timing of availability of new products and services by the Company or its competitors; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems and services; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products and services. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may be materially adversely affected.

   Acquisitions

   Since April 1996, the Company has acquired nine complementary companies and businesses. Integration of these companies into the Company's business is currently ongoing, and no assurance may be made that the Company will be able to successfully complete this process. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing stockholders, the maintenance of uniform standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks of entering markets in which the Company has no or limited direct prior experience, and operating companies in different geographical locations with different cultures. All of the Company's acquisitions to date (the "Acquisitions"), except the acquisitions of CRC, RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics") have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized as set forth in the Company's consolidated financial statements. This amortization expense may have a significant effect on the Company's financial results. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, or that such transactions will not materially adversely affect the Company's business, financial condition, or results of operations.

   As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. The Company is currently pursuing numerous acquisitions; however, as was the case with Cylink Wireless Communications Group, no material acquisition has become the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, as was the case with Cylink Wireless Communications Group, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, as was the case with Cylink Wireless Communications Group, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

+  No Assurance of Successful Expansion of Operations; Management of Growth

   Recently, the Company has significantly expanded the scale of its operations to support increased sales and to address critical infrastructure and other requirements. This expansion has included the leasing of additional space, the opening of branch offices and subsidiaries in the United Kingdom, Italy, Germany and Singapore, the opening of design centers and manufacturing operations throughout the world, the acquisition of a significant amount of inventory (the Company's inventory increased from approximately $58.0 million at December 31, 1997 to approximately $74.8 million at March 31, 1998) and accounts receivable, nine acquisitions, significant investments in research and development to support product development and services, including the recently introduced products and the development of point-to-multipoint systems, and the hiring of additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance, and has resulted in significantly higher operating expenses. Currently, the Company is devoting significant resources to the development of new products and technologies and is conducting evaluations of these products and will continue to invest significant additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide the marketing and administration, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. These start-up costs include, but are not limited to, additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. In addition, the increases in inventory on hand for new product development and customer service requirements increase the risk of inventory write-offs. As a result, the Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected.

   Expansion of the Company's operations and its acquisitions have caused and are continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted the Company's normal business operations. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls, including improvements relating to inventory control. For a number of reasons, the Company has not been able to fully consolidate and integrate the operations of certain acquired businesses. This inability may cause inefficiencies, additional operational complexities and expenses and greater risks of billing delays, inventory write-offs and financial reporting difficulties. The Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its acquired (and to be acquired) companies and their facilities in Rome and Milan, Italy, France, Poland, the United Kingdom, New Jersey, Florida, Virginia, Washington and elsewhere. There can be no assurance that significant problems in these areas will not re-occur. Any failure to expand these areas and implement and improve such systems, procedures and controls, including improvements relating to inventory control, in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

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

   Trade Account Receivables

   The Company is subject to credit risk in the form of trade account receivables. The Company may in certain circumstances be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially in the case of customers that are in the early phases of business development. In addition, many of the Company's foreign customers are granted longer payment terms than those typically existing in the United States. The Company has experienced difficulties in the past in receiving payment in accordance with the Company's policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States and the days outstanding of receivables have increased recently. There can be no assurance that such difficulties will not continue in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company typically does not require collateral or other security to support customer receivables. The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. See "Results of Operations."

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

   Intensely Competitive Industry

   The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation-Farinon Division, Innova International Corp., Larus Corporation, Nokia Telecommunications, Philips T.R.T., Utilicom and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Cylink Wireless Communications Group which the Company recently acquired competes with a large number of companies in the wireless communications markets, including U.S. local exchange carriers and foreign telephone companies. The most significant competition for such group's products in the wireless market is from telephone companies that offer leased line data services. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems, services or technologies obsolete or noncompetitive. The Company has experienced significant price competition, and expects such competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems and services, the Company will face competition from vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

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

 International Operations; Risks of Doing Business in Developing Countries

   Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired two Italy-based companies and two United Kingdom-based companies and two U.S. companies with substantial international operations. These companies currently sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future. Historically the Company's international sales have been denominated in British pounds sterling or United States currencies. With recent acquisitions of foreign companies, certain of the Company's international sales may be denominated in other foreign currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has in the past mitigated its currency exposure to the British pound sterling through hedging measures. However, any future hedging measures may be limited in their effectiveness with respect to the British pound sterling and other foreign currencies. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the difficulty in accounts receivable collections. Many of the Company's customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Litigation may be necessary to enforce the Company's patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. The Company has, through its acquisition of the Cylink Wireless Communications Group, has been put on notice from a variety of third parties that the Group's products may be infringing the intellectual property rights of other parties. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

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

   Substantial Leverage

   In connection with the initial private placement of promissory notes due 2002 (the "Notes") in November 1997, the Company incurred $100 million of indebtedness. As a result, the Company's total indebtedness including current liabilities, and stockholders' equity, as of March 31, 1998, was approximately $163.3 million and approximately $133.3 million, respectively. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

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

   Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions

   Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 6% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders are able to influence the election of the members of the Company's Board of Directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership, together with the Company's stockholder rights agreement, certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Although the Company has no present plans to issue shares of preferred stock, the Board of Directors has pre-approved the terms of a Series A Junior Participating Preferred Stock that may be issued pursuant to the stockholder rights agreement upon the occurrence of certain triggering events. In general, the stockholder rights agreement provides a mechanism by which the Board of Directors and stockholders may act to substantially dilute the share position of any takeover bidder that acquires 15% or more of the Common Stock.

   Possible Adverse Effect on Market Price for Common Stock of Shares Eligible for Future Sale After the Offering

   Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Substantially all of the shares of Common Stock of the Company eligible for immediate and unrestricted sale in the public market at any time.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS.  None.

ITEM 2.    CHANGES IN SECURITIES.  None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE.

ITEM 5.    OTHER INFORMATION.  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits.

     2.8(1)    Asset Purchase Agreement dated March 13, 1998 by and between
               P-Com, Inc. and Cylink Corporation
     2.8A(1)   Amendment to the Asset Purchase Agreement dated March 13, 1998 by and between P-Com, Inc. and Cylink Corporation
     2.8B(1)   Amendment No. 2 to the Asset Purchase Agreement dated March 27,
               1998 by and between P-Com, Inc. and Cylink Corporation
     2.8C(1)   Unsecured Subordinated Promissory Note
     27        Financial Data Schedule
------------------
(1) Previously filed as an exhibit to the Company's current Report on Form 8-K dated April 9, 1998 as filed with the Securities and Exchange Commission on March 28, 1998.

   (b)  Reports on Form 8-K.

     Report on Form 8-K dated January 23, 1998, regarding the Company's earnings for the quarter and fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on January 22, 1998.

     Report on Form 8-K dated March 16, 1998, regarding the Company's press release announcing the execution of a definite purchase agreement to acquire the assets of the Wireless Communications Group of Cylink Corporation, as filed with the Securities and Exchange Commission on March 13, 1998.

  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                  P-COM, INC.

                                  (Registrant)


Date: May 15, 1998
                                  By:  /s/ George P. Roberts
                                  ------------------------------------
                                  George P. Roberts
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer


Date: May 15, 1998
                                  By:  /s/ Michael J. Sophie
                                  ------------------------------------
                                  Michael J. Sophie
                                  Chief Financial Officer and Vice President
                                  Finance and Administration

EXHIBIT INDEX

    Exhibit
       No.
---------------
     2.8(1)    Asset Purchase Agreement dated March 13, 1998 by and between
               P-Com, Inc. and Cylink Corporation
     2.8A(1)   Amendment to the Asset Purchase Agreement dated March 13, 1998 by and between P-Com, Inc. and Cylink Corporation
     2.8B(1)   Amendment No. 2 to the Asset Purchase Agreement dated March 27,
               1998 by and between P-Com, Inc. and Cylink Corporation
     2.8C(1)   Unsecured Subordinated Promissory Note
     27        Financial Data Schedule
-----------
(1) Previously filed as an exhibit to the Company's current Report on Form 8-K dated April 9, 1998 as filed with the Securities and Exchange Commission on March 28, 1998 (File No. 000-25-356)