Form 10-Q
period 1998-06-30
P COM INC
filed 1998-08-14
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________.

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

                                Yes [X]   No [_]

  As of August 12, 1998, there were 43,469,103 shares of the Registrant's Common Stock outstanding, par value $0.0001.

  This quarterly report on Form 10-Q Consists of 29 pages of which this is page 1. The Exhibit Index appears on page 29.

                                  P-COM, INC.

                               TABLE OF CONTENTS

                                                                                                            PAGE
PART I.          FINANCIAL INFORMATION                                                                     NUMBER
                 ---------------------                                                                     -------

Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31,
                 1997...................................................................................         3

                 Condensed Consolidated Statements of Operations for the three and six month periods
                 ended June 30, 1998 and 1997...........................................................         4

                 Condensed Consolidated Statements of Cash Flows for the six month periods ended
                 June 30, 1998 and 1997.................................................................         5

                 Notes to Condensed Consolidated Financial Statements...................................         6

  Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.............................................................................         9

PART II.         OTHER INFORMATION
                 -----------------

  Item 1.        Legal Proceedings......................................................................        26

  Item 2.        Changes in Securities..................................................................        26

  Item 3.        Defaults Upon Senior Securities........................................................        26

  Item 4.        Submission of Matters to a Vote of Security Holders....................................        26

  Item 5.        Other Information......................................................................        26

  Item 6.        Exhibits and Reports on Form 8-K.......................................................        26

Signatures..............................................................................................        27

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I
                                  P-COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                JUNE 30,              DECEMBER 31,
                                                                                  1998                    1997
                                                                           ----------------         ---------------
ASSETS                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                                     $ 24,988                $ 88,145
     Accounts receivable, net                                                        79,422                  70,883
     Notes receivable                                                                 1,370                     205
     Inventory                                                                       78,618                  58,003
     Prepaid expenses and other current assets                                       19,517                  12,329
                                                                                   --------                --------
          Total current assets                                                      203,915                 229,565

Property and equipment, net                                                          45,868                  32,313
Deferred income taxes                                                                12,927                   1,697
Goodwill and other assets                                                            58,332                  41,946
                                                                                   --------                --------
                                                                                   $321,042                $305,521
                                                                                   ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $ 27,570                $ 38,043
     Accrued employee benefits                                                        4,165                   3,930
     Other accrued liabilities                                                        6,260                   6,255
     Income taxes payable                                                             5,756                   6,409
     Notes payable                                                                   38,693                     293
                                                                                   --------                --------
          Total current liabiltities                                                 82,444                  54,930
                                                                                   --------                --------
Long-term debt                                                                      102,643                 101,690
                                                                                   --------                --------
Minority interest                                                                         -                     604
                                                                                   --------                --------

Stockholders' equity:
     Preferred stock                                                                      -                       -
     Common Stock                                                                         4                       4
     Additional paid-in capital                                                     135,248                 131,735
     Retained earnings                                                                1,477                  18,380
     Cumulative translation adjustment                                                 (774)                 (1,822)
                                                                                   --------                --------
          Total stockholders' equity                                                135,955                 148,297
                                                                                   --------                --------
                                                                                   $321,042                $305,521
                                                                                   ========                ========

   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------    -----------------------------
                                                      1998               1997          1998               1997
                                                    ---------          ---------    ----------          ---------
Sales                                                $63,459            $55,058      $122,096            $99,285
Cost of sales                                         38,740             32,375        72,252             59,827
                                                     -------            -------      --------            -------
  Gross profit                                        24,719             22,683        49,844             39,458
                                                     -------            -------      --------            -------
Operating expenses:
  Research and development                            10,192              7,051        17,920             13,825
  Selling and marketing                                6,438              4,008        10,663              6,923
  General and administrative                           4,937              4,032         8,869              7,469
  Goodwill amortization                                1,187                565         1,818                911
  Acquired in-process research and
  development                                              -                  -        33,882                  -
                                                     -------            -------      --------            -------
    Total operating expenses                          22,754             15,656        73,152             29,128
                                                     -------            -------      --------            -------
Income (loss) from operations                          1,965              7,027       (23,308)            10,330
Interest and other income (expense), net              (1,442)              (100)       (2,306)              (171)
                                                     -------            -------      --------            -------
Income (loss) before income taxes                        523              6,927       (25,614)            10,159
Provision (benefit) for income taxes                     177              1,816        (8,711)             3,369
                                                     -------            -------      --------            -------
Net income (loss)                                    $   346            $ 5,111      $(16,903)           $ 6,790
                                                     =======            =======      ========            =======
Net income (loss) per share:
  Basic                                              $  0.01            $  0.12      $  (0.39)           $  0.16
                                                     =======            =======      ========            =======
  Diluted                                            $  0.01            $  0.12      $  (0.39)           $  0.16
                                                     =======            =======      ========            =======

Shares used in per share computation:
  Basic                                               43,201             42,174        43,077             41,772
                                                     =======            =======      ========            =======
  Diluted                                             44,253             43,771        43,077             43,504
                                                     =======            =======      ========            =======

   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                           -----------------------------
                                                                                              1998               1997
                                                                                           ----------          ---------
Cash flows from operating activities:
------------------------------------
Net income (loss)                                                                           $(16,903)          $  6,790
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation                                                                                 5,793              1,868
  Amortization of goodwill                                                                     1,001                913
  Change in minority interest                                                                   (604)                33
  Acquired in-process research and development                                                33,856                  -
  Change in assets and liabilities (net of acquisition balances):
    Accounts receivable                                                                          526             (5,743)
    Notes receivable                                                                          (1,165)             1,814
    Inventory                                                                                (15,506)            (7,054)
    Prepaid expenses                                                                          (7,188)            (5,804)
    Goodwill and other assets                                                                (12,770)              (805)
    Accounts payable                                                                         (11,828)            (5,223)
    Accrued employee benefits                                                                    235              1,278
    Other accrued liabilities                                                                      5             (3,096)
    Income taxes payable                                                                        (653)             1,731
                                                                                            --------           --------
      Net cash used in operating activities                                                  (25,201)           (13,298)
                                                                                            --------           --------

Cash flows from investing activities:
------------------------------------
  Acquisition of property and equipment                                                      (18,887)            (3,226)
  Acquisitions, net of cash acquired                                                         (48,483)           (10,855)
                                                                                            --------           --------
      Net cash used in investing activities                                                  (67,370)           (14,081)
                                                                                            --------           --------

Cash flows from financing activities:
------------------------------------
  Proceeds from notes payable                                                                 24,853              4,562
  Proceeds from stock issuances, net of expenses                                               3,513              1,720
                                                                                            --------           --------
      Net cash provided by financing activities                                               28,366              6,282
                                                                                            --------           --------
Effect of exchange rate changes on cash                                                        1,048               (550)
                                                                                            --------           --------
Net decrease in cash and cash equivalents                                                    (63,157)           (21,647)

Cash and cash equivalents at the beginning of the period                                      88,145             42,226
                                                                                            --------           --------
Cash and cash equivalents at the end of the period                                          $ 24,988           $ 20,579
                                                                                            ========           ========
Supplemental cash flow disclosures:
  Cash paid for income taxes                                                                $  1,902           $  1,510
                                                                                            ========           ========
  Cash paid for interest                                                                    $    558           $    459
                                                                                            ========           ========
  Stock issued in connection with the acquisition of CSM                                    $      -           $ 14,500
                                                                                            ========           ========
  Notes Payable issued in connection with the acquisition of Cylink                         $ 14,500           $      -
                                                                                            ========           ========

   The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

  The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 1998, and the results of its operations for the three and six-month periods ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited 1997 financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998. This Quarterly Report on Form 10-Q contains forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q.

2.  NET INCOME (LOSS) PER SHARE
  Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands except per share data):

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                                1998                1997             1998              1997
                                                              --------            --------         --------           -------
Numerator - net income (loss)                                  $   346             $ 5,111         $(16,903)          $ 6,790
                                                               =======             =======         ========           =======
Denominator for basic earnings per common share                 43,201              42,174           43,077            41,772
Effect of dilutive securities:
  Stock options                                                  1,052               1,597                -             1,732
Denominator for diluted earnings per common share               44,253              43,771           43,077            43,504
                                                               =======             =======         ========           =======
Income (loss) per share:
  Basic                                                        $  0.01             $  0.12         $  (0.39)          $  0.16
                                                               =======             =======         ========           =======
  Diluted                                                      $  0.01             $  0.12         $  (0.39)          $  0.16
                                                               =======             =======         ========           =======

  For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period because the effect would be antidilutive. For the three and six-months ended June 30, 1998, options to purchase approximately 2,257,624 and 2,669,314 shares of common stock, respectively, were excluded from the computation. For the three and six-months ended June 30, 1998, the assumed conversion of Convertible Subordinated Notes into 3,641,661 shares of Common Stock was not included in the computation of diluted earnings per share because the effect would be antidilutive.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive net income (loss) was as follows:

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                     1998                1997                1998             1997
                                                  -----------        ------------        ------------      -----------
                                                          (in thousands)                        (in thousands)
            Net income (loss)                          $  346              $5,111           $(16,903)           $6,790
            Other comprehensive income                  1,231               1,623              1,048             1,346
                                                       ------              ------           --------            ------
            Total comprehensive income (loss)          $1,577              $6,734           $(15,855)           $8,136
                                                       ======              ======           ========            ======

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

4.  ACQUISITIONS

  On March 28, 1998 and April 1, 1998, the Company acquired substantially all of the assets of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note. The Cylink Wireless Communications Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $33.9 million during the three-month period ended March 31, 1998 related to this requisition.

  The Company accounted for this acquisition based on the purchase method of accounting. The results of the Cylink Wireless Group are included from the date of acquisition and were not material to the Company's results of operations.


  The total purchase price of the acquisition was as follows (in thousands):


            Cash Payment                                  $46,000
            Short-term promissory note                     14,500
            Expenses                                        2,483
                                                          -------
                          Total                           $62,983
                                                          =======

  The allocation of the purchase price was as follows (in thousands):



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
                                                                     ========

  The following estimated unaudited pro forma sales, net income (loss) and income (loss) per share combine the historical sales and net income (loss) and income (loss) per share of P-Com and Cylink for the three months ended March 31, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include goodwill amortization related to the Cylink acquisition. (In thousands, except per share data)

                                           Three Months Ended                                   Twelve Months Ended
                                           ------------------                                   -------------------
                                             March 31, 1998                                      December 31, 1997
                          -------------------------------------------------      ------------------------------------------------
                               P-Com            Cylink           Pro Forma           P-Com           Cylink           Pro Forma
                          ------------      -----------      --------------      ------------     -----------     ---------------
Sales                        $  58,637         $  4,508           $  63,145          $220,702         $31,267            $251,969
Net income (loss)              (17,249)          (3,510)            (20,757)           18,891           2,948              21,839
Net Income (loss) per share:
  Basic                          (0.40)           (0.08)              (0.48)             0.45            0.07                0.52
  Diluted                        (0.40)           (0.08)              (0.48)             0.43            0.06                0.49

5.  BORROWING ARRANGEMENTS

  The Company entered into a new revolving line-of-credit agreement on May 15, 1998 that provides for borrowings of up to $50 million. The maturity date of the line-of-credit agreement is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of June 30, 1998.


6.    INVENTORY

  Inventory consists of the following (in thousands):

                                                                  June 30,     December 31,
                                                                    1998             1997
                                                                (unaudited)
                                                                -----------    -------------
Raw materials                                                       $12,374          $ 9,695
Work-in-process                                                      40,559           32,472
Finished goods                                                       25,685           15,836
                                                                    -------          -------
                                                                    $78,618          $58,003
                                                                    =======          =======

7.  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                (unaudited)
                                                                -----------     -------------

Tooling and test equipment                                        $  39,726         $  31,603
Computer equipment                                                    7,252             4,950
Furniture and fixtures                                                6,895             4,979
Land and buildings                                                    1,403             1,389
Construction-in-process                                              10,287             3,294
                                                                  ---------         ---------
                                                                  $  65,563         $  46,215
Less -- accumulated depreciation and amortization                   (19,695)          (13,902)
                                                                  ---------         ---------
                                                                  $  45,868         $  32,313
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

  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1997 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the period ended March 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission.

                                                     Three Months Ended                           Six Months Ended
                                                           June 30,                                   June 30,
                                                  1998                   1997                1998                   1997
                                              ------------           ------------        ------------           ------------
Sales                                                100.0%                 100.0%              100.0%                 100.0%
Cost of sales                                         61.0                   58.8                59.2                   60.3
                                                     -----                  -----               -----                  -----
Gross profit                                          39.0                   41.2                40.8                   39.7
                                                     -----                  -----               -----                  -----
Operating expenses:
     Research and development                         16.1                   12.8                14.7                   13.9
     Selling and marketing                            10.1                    7.3                 8.7                    7.0
     General and administrative                        7.8                    7.3                 7.2                    7.5
     Goodwill amortization                             1.9                    1.0                 1.5                    0.9
     Acquired in-process
         research and development                        -                      -                27.8                      -
                                                     -----                  -----               -----                  -----
Total operating expenses                              35.9                   28.4                59.9                   29.3
                                                     -----                  -----               -----                  -----
Income (loss) from operations                          3.1                   12.8               (19.1)                  10.4
                                                     -----                  -----               -----                  -----
Interest and other income (expense), net              (2.3)                  (0.2)               (1.9)                  (0.2)
                                                     -----                  -----               -----                  -----
Income (loss) before income taxes                      0.8                   12.6               (21.0)                  10.2
Provision (benefit) for income taxes                   0.3                    3.3                (7.1)                   3.4
                                                     -----                  -----               -----                  -----
Net income (loss)                                      0.5%                   9.3%              (13.9)%                  6.8%
                                                     =====                  =====               =====                  =====

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

  Sales.   Sales for the three months ended June 30, 1998 and 1997 were approximately $63.5 million and $55.1 million, respectively, an increase of 15.1%. Sales for the six months ended June 30, 1998 and 1997 were approximately $122.1 million and $99.3 million, respectively, an increase of 23.0%. The increase was primarily due to sales from companies recently acquired. For the six months ended June 30, 1998, five customers accounted for 55.1% of the sales of the Company. For the six months ended June 30, 1997, seven customers accounted for 54.1% of the sales of the Company.

  Gross Profit.   For the three months ended June 30, 1998 and 1997, gross
profit was approximately $24.7 million, or 39.0% of sales, and approximately $22.7 million, or 41.2% of sales, respectively. For the six months ended June 30, 1998 and 1997, gross profit was approximately $49.8 million or 40.8% of net sales, and approximately $39.5 million, or 39.7% of net sales, respectively. The decline in gross profit in the second quarter of 1998 compared to the corresponding period in 1997 was primarily due to declines in prices.

  Research and Development. For the three months ended June 30, 1998 and 1997, research and development expenses were approximately $10.2 million and $7.1 million, respectively. The increase in research and development expenses during the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to increased staffing. As a percentage of sales, research and development expenses increased from 12.8% in the three months ended June 30, 1997 to 16.1% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development including point to multipoint development also due to slower growth in sales relative to R&D. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

  Research and development expenses for the six months ended June 30, 1998 and 1997 were approximately $17.9 million and $13.8 million, respectively. The increase in research and development during the six months ended June 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing. As a percentage of sales, research and development expenses increased from 13.9% in the six months ended June 30, 1997 to 14.7% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development also due to slower growth in sales relative to R&D. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

  Selling and Marketing. For the three months ended June 30, 1998 and 1997, selling and marketing expenses were approximately $6.4 million and $4.0 million, respectively. The increase in selling and marketing expenses in the three months ended June 30, 1998, as compared to the corresponding period in 1997, was primarily due to increased staffing and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.3% in the three months ended June 30, 1997 to 10.1% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due to the costs relating to the Company's expansion of its international market. The Company expects that such expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year, as the Company continues to expand its operations.

  Selling and marketing expenses for the six months ended June 30, 1998 and 1997 were approximately $10.7 million and $6.9 million, respectively. The increase in selling and marketing during the six months ended June 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing, and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.0% in the six months ended June 30, 1997 to 8.7% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due to the costs relating to the expansion of the Company's international sales. The Company expects that selling and marketing expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

  General and Administrative. For the three months ended June 30, 1998 and 1997, general and administrative expenses were $4.9 million and $4.0 million, respectively. The increase was principally due to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses increased from 7.3% in the three months ended June 30, 1997 to 7.8% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales during the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to the costs relating to the expansion of Company's operations.

  General and administrative expenses for the six months ended June 30, 1998 and 1997 were approximately $8.9 million and $7.5 million, respectively. This increase was due primarily to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and adminsitrative expenses decreased from 7.5% in the six months ended June 30, 1997 to 7.2% in the corresponding period in 1998. This decrease in general and administrative expenses as a percentage of sales during the six months ended June 30, 1998 as compared to the corresponding period in 1997 was primarily due to a higher level of sales. The Company expects that general and administrative expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

  Goodwill Amortization. Goodwill amortization consists of the charge to income that results from the allocation over the estimated useful life of the component of the cost of the Company's acquisitions accounted for by the purchase method which is greater than the fair value of the net assets acquired. For the three months ended June 30, 1998 and 1997, goodwill amortization was $1.2 million and $0.6 million, respectively. The increase in goodwill amortization in the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to the acquisition of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company in March 1998.

  Goodwill amortization for the six months ended June 30, 1998 and 1997 was $1.8 million and $0.9 million, respectively. The increase in goodwill amortization in the six months ended June 30, 1998 as compared to the corresponding period in 1997 was due to the requisitions using the purchase method of Accounting of Technosystem S.p.A. ("Technosystem") a Rome, Italy-based company, Columbia Spectrum Management ("CSM") a Vienna, Virginia-based company, and the Cylink Wireless Group in February 1997, March 1997, and March 1998, respectively

  In-Process Research and Development   During the three months ended March 31,
1998, the Company incurred a one time in-process research and development expense of $33.9 million. This in-process research and development expense related to the acquisition of the assets of the Cylink Wireless Group.

  Interest and Other Income (Expense), Net . The Company incurred net interest and other income and expense of $1.4 million during the three months ended June 30, 1998, as compared to $0.1 million of net interest and other income and expense during the corresponding period in 1997. The Company incurred net interest and other income and expense of $2.3 million during the six months ended June 30, 1998, as compared to $0.2 million of net interest and other income and expense during the corresponding period in 1997. The increase in net interest and other income and expense was primarily due to interest expense incurred on its $100 million aggregate principal amount of its promissory notes, borrowings under the Company's bank line of credit, and finance charges related to the Company's receivables purchase agreement.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $25.2 million in operating activities during the six months ended June 30, 1998, primarily due to an increase in inventory, prepaid expenses and other assets of $15.5 million, $7.2 million and $12.8 million, respectively, and a decrease in accounts payable of $11.8 million. These uses of cash were partially offset by net income (excluding non-cash charges for acquired in-process research and development expense) of $17.0 million and depreciation and amortization expense of $6.8 million.

  On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Group, for $46.0 million in cash and $14.5 million in a short term, non-interest bearing unsecured subordinated promissory note. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $33.9 million in the first quarter of 1998. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the accounts receivable balance of $9.1 million on April 1, 1998. The consideration for these accounts receivable was included in the total of $60.5 million in cash and the debt mentioned above.

  The Company used approximately $67.4 million in investing activities during the six months ended June 30, 1998 consisting of approximately $48.5 million to acquire the assets of the Cylink Wireless Group and $18.9 million to acquire capital equipment.

  The Company generated approximately $28.4 million in its financing activities during the six months ended June 30, 1998. The Company received approximately $24.9 million from borrowings, under its bank line of credit and approximately $3.5 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

  At June 30, 1998 and December 31, 1997, net accounts receivable were approximately $79.4 million and $70.9 million, respectively. The Company has established a receivables purchase agreement which allows the Company to sell up to $25 million in accounts receivable. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At June 30, 1998 and December 31, 1997, inventory was approximately $78.6 million and $58.0 million, respectively. Of the $20.6 million increase that occurred in the six months ended June 30, 1998, $5.1 million was due to the acquisition of inventory from the Cylink Wireless Group requisition.

  At June 30, 1998, the Company had working capital of approximately $121.5 million, compared to $174.6 million at December 31, 1997. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will subject the Company to increased risks that has and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

  The Company's principal sources of liquidity as of June 30, 1998 consisted of approximately $25.0 million of cash and cash equivalents. In addition, the Company entered into a new revolving line-of-credit agreement on May 15, 1998 that provides for borrowings of up to $50.0 million. As of June 30, 1998, the Company had been advanced $31 million under such line. The maturity date of the line of credit is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of June 30, 1998

  At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for its newly acquired entities including Geritel S.p.A. ("Geritel"), Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, Control Resources Corporation ("CRC"), Columbia Spectrum Management ("CSM") and Cylink Wireless Group, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any, and funds available from the Company's bank line-of-credit, may be adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations or for acquisition. For a discussion of risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements" and "Acquisitions".

  There can be no assurance that any of the operations of ACS, Geritel, Technosystem, CRC, CSM or Cylink Wireless Group will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the ACS, Geritel, Technosystem, CRC, CSM and Cylink Wireless Group acquisitions will be realized. The ongoing process of integrating the operations of ACS, Geritel, Technosystem, CRC, CSM and Cylink Wireless Group into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

   Limited Operating History

  P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the second quarter of fiscal 1998, the Company generated a cumulative net profit of approximately $1.5 million. The decrease in cumulative net profit from 1997 to the second quarter of 1998 was due to the one time in-process research and development charge of approximately $33.9 million related to the acquisition of the assets of the Cylink Wireless Group. From October 1993 through June 30, 1998, the Company generated sales of approximately $577.0 million, of which $342.8 million, or 59.4% of such amount, was generated in the year ended December 31, 1997 and the first half of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first half of 1998, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. In fact, during the second quarter of 1998, the company experienced of its lowest rate of sequential sales growth since it became a public company. In the recent quarter, the Company has been experiencing higher than normal price declines. The declines in prices has a downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

 Significant Customer Concentration

   To date, approximately four hundred customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's 1997 sales. During the first half of 1998, five customers accounted for 55% of the Company's sales and as of June 30, 1998, seven customers accounted for 50% of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1998. The Company anticipates that it will continue to sell its products and services to a changing but still relatively small group of customers. Several of the Company's subsidiaries are dependent on one or a few customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems in volume on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services, as has been the case with certain customers historically, may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services (for example, certain potential customers in the telecommunications industry have been reported to have undergone financial difficulties and may therefore limit their future orders). In addition, acquisitions in the communications industry are common, which further concentrates the customer base and may cause orders to be delayed or cancelled. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations".

   Significant Fluctuations in Results of Operations

   The Company has experienced and will in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. There can be no assurance that profitability or significant revenue growth on a quarterly or annual basis will occur in the future. The sale and implementation of the Company's products and services generally involves a significant commitment of the Company's senior management, sales force and other resources. The sales cycle for the Company's products and services typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with, among other things: (i) existing and potential customers' seasonal purchasing and budgetary cycles; (ii) educating customers as to the potential applications of, and product-life cost savings associated with, using the Company's products and services; (iii) complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations; (iv) complying with governmental or other regulatory standards; (v) difficulties associated with each customer's ability to secure financing;
(vi) negotiating purchase and service terms for each sale; and (vii) price decreases required to secure purchase orders. Orders for the Company's products have typically been strongest towards the end of the calendar year, with a reduction in shipments occurring during the summer months, as evidenced in the third quarter of fiscal year 1997, due primarily to the inactivity of the European market, the Company's major current customer base, at such time. To the extent such seasonality continues, the Company's results of operations will fluctuate from quarter to quarter.

   In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. There can be no assurance that the Company will be able to obtain such large orders from single customers in the future. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have in the past been and will in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Much of the anticipated growth in telecommunications infrastructure, if any, is expected to result from the entrance of new service providers, many of which do not have the financial resources of existing service providers. To the extent these new service providers are unable to adequately finance their operations, they may cancel orders. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1998 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, pricing concessions to customers, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

   In connection with its efforts to ramp-up production of products and services, the Company expects to continue to make substantial capital investments in equipment and inventory, recruit and train additional personnel and possibly invest in additional manufacturing facilities. The Company anticipates that these expenditures will be made in advance of, and in anticipation of, increased sales and, therefore, that its gross margins will be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and that each cost category may increase as a percentage of revenues from time-to-time on a periodic basis. In addition, as the Company's customers increasingly require shipment of products at the time of ordering, the Company must forecast demand for each quarter and build up inventory accordingly. Such increases in inventory could materially adversely affect the Company's operations, if such inventory were not utilized or becomes obsolete. In the second quarter of 1998, the company writ off $1.4 million of inventory.

   A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services and technologies could cause customers to defer or cancel purchases of the Company's systems and services, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and will continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include new product introductions and enhancements, including related costs; weakness in Asia over capacity for microwave industry; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; customers confusion due to the impact of actions of competitors; mix of sales through direct efforts or through distributors or other third parties; mix of systems and related software tools sold and services provided; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions, especially outside of the United States; changes in pricing by the Company, its customers or suppliers; inventory write-offs, as the Company recently experienced in several recent quarters, which the Company may experience again in the future; inventory obsolescence; natural disasters; market acceptance by the Company's customers and the timing of availability of new products and services by the Company or its competitors; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems and services; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products and services. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors, as was recently the case. In such event, the price of the Company's Common Stock may be materially adversely affected.

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

   As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. In July 1998, the Company acquired Cemetel S.r.l., and Italian limited liability company engaged in the supply of engineering services to wireless telecommunication providers in Italy, for an aggregate consideration of approximately $2.9 million. The
Company is currently pursuing numerous acquisitions; however no material acquisition is currently the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, pay for acquisitions, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company, or the stand alone acquired company or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, as was the case with Cylink Wireless Group, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, as was the case with Cylink Wireless Group, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

 No Assurance of Successful Expansion of Operations; Management of Growth

   Recently, the Company has significantly expanded the scale of its operations to support increased sales and to address critical infrastructure and other requirements. This expansion has included the leasing of additional space, the opening of branch offices and subsidiaries in the United Kingdom, Italy, Germany, Mexico, Dubai and Singapore, the opening of design centers and manufacturing operations throughout the world, the acquisition of a significant amount of inventory (the Company's inventory increased from approximately $58.0 million at December 31, 1997 to approximately $78.6 million at June 30, 1998) and accounts receivable, nine acquisitions, significant investments in research and development to support product development and services, including the recently introduced products and the development of point-to-multipoint systems, and the hiring of additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance, and has resulted in significantly higher operating expenses. Currently, the Company is devoting significant resources to the development of new products and technologies and is conducting evaluations of these products and will continue to invest significant additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide the marketing and administration, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not be adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. These start-up costs include, but are not limited to, additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. In addition, the increases in inventory on hand for new product development and customer service requirements increase the risk of inventory write-offs. As a result, the Company anticipates that its operating expenses will continue to increase significantly. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected.

   Expansion of the Company's operations and its acquisitions have caused and are continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted the Company's normal business operations. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls, including improvements relating to inventory control. For a number of reasons, the Company has not been able to fully consolidate and integrate the operations of certain acquired businesses. This inability may cause inefficiencies, additional operational complexities and expenses and greater risks of billing delays, inventory write-offs and financial reporting difficulties. The Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its companies and their facilities in Rome and Milan, Italy, France, Poland, the United Kingdom, New Jersey, Florida, Virginia, Washington, Mexico, Dubai and elsewhere. There can be no assurance that significant problems in these areas will not re-occur. Any failure to expand these areas and implement and improve such systems, procedures and controls, including improvements relating to inventory control, in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

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

   Trade Account Receivables

   The Company is subject to credit risk in the form of trade account receivables. The Company may in certain circumstances be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially in the case of customers that are in the early phases of business development. In addition, many of the Company's foreign customers are granted longer payment terms than those typically existing in the United States. The Company has experienced difficulties in the past in receiving payment in accordance with the Company's policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States and the days sales outstanding of receivables have increased recently. There can be no assurance that such difficulties will not continue in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company typically does not require collateral or other security to support customer receivables. The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. See "Results of Operations."

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

   Intensely Competitive Industry

   The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation (which is in the process of acquiring another competitor, Innova International Corp.), Ericsson Limited, Harris Corporation-Farinon Division, Larus Corporation, Nokia Telecommunications, Philips T.R.T., Utilicom and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Cylink Wireless Group which the Company recently acquired competes with a large number of companies in the wireless communications markets, including U.S. local exchange carriers and foreign telephone companies. The most significant competition for such group's products in the wireless market is from telephone companies that offer leased line data services. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. Nokia and Ericsson have recently developed new competitive radio systems. The Company's results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems, services or technologies obsolete or noncompetitive. The Company is experiencing significant price competition especially from large system integrators, and expects such competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems and services, the Company will face competition from vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

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

 International Operations; Risks of Doing Business in Developing Countries

   Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired two Italy-based companies and two United Kingdom-based companies and two U.S. companies with substantial international operations. These companies currently sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future. Historically, the Company's international sales have been denominated in British pounds sterling or United States dollars. With recent acquisitions of foreign companies, certain of the Company's international sales may be denominated in other foreign currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has in the past mitigated its currency exposure to the British pound sterling through hedging measures. However, any future hedging measures may be limited in their effectiveness with respect to the British pound sterling and other foreign currencies. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the difficulty in accounts receivable collections. Many of the Company's customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Future Capital Requirements

   The Company's future capital requirements will depend upon many factors, including the development of new products and related software tools, potential acquisitions, requirements to maintain adequate manufacturing facilities and contract manufacturing agreements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. As a result of the issuance of the Notes (as defined below) and the new bank line of credit, the Company is severely limited in its ability to raise additional debt financing. If additional funds are raised by issuing equity securities and as a result of the significant decline in its stock price, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research and development, acquisition or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Litigation may be necessary to enforce the Company's patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. The Company has, through its acquisition of the Cylink Wireless Group, has been put on notice from a variety of third parties that the Group's products may be infringing the intellectual property rights of other parties. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

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

   Volatility of Stock Price

   The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Asia/Pacific region, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations (as recently experienced), regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have recently experienced historic highs in the market price of their Common Stock. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from its historic highs, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could materially adversely affect the market price of the Company's Common Stock.

   Substantial Leverage

   In connection with the private placement of promissory notes due 2002 (the "Notes") in November 1997, the Company incurred $100 million of indebtedness.
As a result, the Company's total indebtedness including current liabilities, and stockholders' equity, as of June 30, 1998, was approximately $185.1 million and approximately $156.6 million, respectively. The Company recently borrowed $30 million under a new bank line of credit. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

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

ITEM 1.   LEGAL PROCEEDINGS.  NONE.

ITEM 2.   CHANGES IN SECURITIES.  NONE.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      1 The following proposals were voted upon by the Company's stockholders at the Annual Meeting of Stockholders held on May 28, 1998.

           The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                         Term Ending Upon the
                         Annual Stockholders'
                                Meeting           Votes For    Votes Withheld
                         --------------------     ---------    --------------

           M. Bernard Puckett     2001            37,288,583       581,374

      2 A proposal to approve the amendments to the Company's 1995 Stock Option/Stock Issuance Plan to (the "1995 Plan") (i) increase the maximum number of shares of Common Stock authorized for issuance over the term of the 1995 Plan by an additional 3,500,000 shares to 12,719,625 shares.approved by a vote of 15,390,128 shares, 11,613,112 shares voted against the proposal and 127,262 votes were withheld.

      3 A proposal to approve an amendment to the Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan from 900,000 to 1,150,000 shares was approved by the vote of 26,352,426 shares, 663,833 shares voted against the proposal and 114,243 votes were withheld.

      4 A proposal to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1998 was approved by the vote of 37,778,489 shares, 45,538 shares voted against the proposal and 45,930 votes were withheld.


ITEM 5.    OTHER INFORMATION.  NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

           10.16(1) 1995 Stock Option/Stock Issuance Plan, as amended.

           10.17(1) Employee Stock Purchase Plan, as amended.

           10.31 Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association as Syndication Agent and the Lenders party hereto dated as of May 15, 1998.

           10.32 Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

           10.33 Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

           10.34  Subsidiary Guarantee dated as of May 15, 1998.

           10.35* Joint Development and License Agreement between Siemens
                  Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

           10.36  International Employee Stock Purchase Plan.

           27.1   Financial Data Schedule.

* Confidential treatment requested as to certain portion of this exhibit.
(1) Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 24, 1998.


     (b)  Reports on Form 8-K.

          Report on Form 8-K dated March 28, 1998 regarding the purchase of the assets of the Wireless Communications Group of Cylink Corporation, as filed with the Securities and Exchange Commission on April 9, 1998.

          Amendment filed on April 17, 1998 to Report on Form 8-K dated March 28, 1998 regarding the purchase of the assets of the Wireless Communications Group of Cylink Corporation, as filed with the Securities and Exchange Commission on April 17, 1998.

          Report on Form 8-K dated April 16, 1998 regarding the Company's press release announcing its earnings for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on April 17, 1998.

          Amendment No. 2 to Report on Form 8-K dated on April 9, 1998 regarding the purchase of the assets of the Wireless Communications Group of Cylink Corporation, as filed with the Securities and Exchange Commission on June 12, 1998.

SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                  P-COM, INC.

                                  (Registrant)


Date: August 14, 1998
                                  By: /s/ George P. Roberts
                                  ------------------------------------
                                  George P. Roberts
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer


Date: August 14, 1998
                                  By: /s/ Michael J. Sophie
                                  ------------------------------------
                                  Michael J. Sophie
                                  Chief Financial Officer and Vice President
                                  Finance and Administration

EXHIBIT INDEX

   EXHIBIT NO.
   -----------

           10.16(1) 1995 Stock Option/Stock Issuance Plan, as amended.

           10.17(1) Employee Stock Purchase Plan, as amended.

           10.31 Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association as Syndication Agent and the Lenders party hereto dated as of May 15, 1998.

           10.32 Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

           10.33 Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

           10.34    Subsidiary Guarantee dated as of May 15, 1998.

           10.35* Joint Development and License Agreement between Siemens Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

           10.36    International Employee Stock Purchase Plan.

           27.1     Financial Data Schedule.


* Confidential treatment requested as to certain portion of this exhibit.
(1) Incorporated by reference to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 24, 1998.