Form 10-Q
period 1998-09-30
P COM INC
filed 1998-11-13
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.

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

                                Yes [X]   No [ ]

  As of November 9, 1998, there were 43,531,805 shares of the Registrant's Common Stock outstanding, par value $0.0001.

  This quarterly report on Form 10-Q Consists of 32 pages of which this is page
1. The Exhibit Index appears on page 32.

                                  P-COM, INC.

                               TABLE OF CONTENTS

                                                                                                              Page
PART I.  Financial Information                                                                               Number
         ---------------------
  Item 1.         Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31,
                  1997...................................................................................      3

                  Condensed Consolidated Statements of Operations for the three and nine month periods
                  ended September 30, 1998 and 1997......................................................      4

                  Condensed Consolidated Statements of Cash Flows for the nine month periods ended
                  September 30, 1998 and 1997............................................................      5

                  Notes to Condensed Consolidated Financial Statements...................................      6

  Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.............................................................................     10

PART II.          Other Information
                  ---------------------------------------------------------------------------------------

  Item 1.         Legal Proceedings......................................................................     29

  Item 2.         Changes in Securities..................................................................     29

  Item 3.         Defaults Upon Senior Securities........................................................     29

  Item 4.         Submission of Matters to a Vote of Security Holders....................................     29

  Item 5.         Other Information......................................................................     29

  Item 6.         Exhibits and Reports on Form 8-K.......................................................     29

Signatures...............................................................................................     31

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I
                                  P-COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                SEPTEMBER 30,                DECEMBER 31,
                                                                                     1998                        1997
                                                                              -----------------            ----------------
ASSETS                                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                         $ 23,600                     $ 88,145
  Accounts receivable, net                                                            49,906                       70,883
  Notes receivable                                                                       426                          205
  Inventory                                                                           83,227                       58,003
  Prepaid expenses and other current assets                                           16,917                       12,329
                                                                                    --------                     --------
     Total current assets                                                            174,076                      229,565

Property and equipment, net                                                           47,319                       32,313
Deferred income taxes                                                                 19,236                        1,697
Goodwill and other assets                                                             53,761                       41,946
                                                                                    --------                     --------
                                                                                    $294,392                     $305,521
                                                                                    ========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $ 32,879                     $ 38,043
  Accrued employee benefits                                                            2,983                        3,930
  Other accrued liabilities                                                           10,723                        6,255
  Income taxes payable                                                                 4,140                        6,409
  Notes payable                                                                       45,967                          293
                                                                                    --------                     --------
     Total current liabiltities                                                       96,692                       54,930
                                                                                    --------                     --------

Long-term debt                                                                       104,922                      101,690
                                                                                    --------                     --------

Minority interest                                                                          -                          604
                                                                                    --------                     --------

Stockholders' equity:
  Preferred stock                                                                          -                            -
  Common Stock                                                                             4                            4
  Additional paid-in capital                                                         136,174                      131,735
  Retained earnings                                                                  (40,645)                      18,380
  Cumulative translation adjustment                                                   (2,755)                      (1,822)
                                                                                    --------                     --------
     Total stockholders' equity                                                       92,778                      148,297
                                                                                    --------                     --------
                                                                                    $294,392                     $305,521
                                                                                    ========                     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                               -------------                           -------------
                                                       1998                    1997            1998                     1997
                                                    ----------               ----------      ----------               ----------
Sales                                               $  30,240                $  57,191       $ 152,336                $ 156,476
Cost of sales                                          41,701                   33,074         113,953                   92,901
                                                    ---------                ---------       ---------                ---------
  Gross profit (loss)                                 (11,461)                  24,117          38,383                   63,575
                                                    ---------                ---------       ---------                ---------
Operating expenses:
  Research and development                             12,005                    7,081          29,925                   20,906
  Selling and marketing                                 6,288                    4,070          16,951                   10,993
  General and administrative                           10,775                    4,689          19,644                   12,158
  Goodwill amortization                                 1,109                      614           2,927                    1,525
  Restructuring and other one-time charges              4,332                        -           4,332                        -
  Acquired in-process research and
    development expenses                                    -                        -          33,882                        -
                                                    ---------                ---------       ---------                ---------
     Total operating expenses                          34,509                   16,454         107,661                   45,582
                                                    ---------                ---------       ---------                ---------
Income (loss) from operations                         (45,970)                   7,663         (69,278)                  17,993
Interest and other income (expense), net               (2,652)                     (99)         (4,958)                    (270)
                                                    ---------                ---------       ---------                ---------
Income (loss) before income taxes                     (48,622)                   7,564         (74,236)                  17,723
Provision (benefit) for income taxes                   (6,500)                   3,528         (15,211)                   6,897
                                                    ---------                ---------       ---------                ---------
Net income (loss)                                   $ (42,122)               $   4,036       $ (59,025)               $  10,826
                                                    =========                =========       =========                =========

Net income (loss) per share:
  Basic                                             $   (0.97)               $    0.10       $   (1.37)               $    0.26
                                                    =========                =========       =========                =========
  Diluted                                           $   (0.97)               $    0.09       $   (1.37)               $    0.25
                                                    =========                =========       =========                =========

Shares used in per share computation:
  Basic                                                43,459                   42,435          43,204                   41,993
                                                    =========                =========       =========                =========
  Diluted                                              43,459                   44,604          43,204                   43,871
                                                    =========                =========       =========                =========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                  1998                  1997
                                                                                               ----------             ---------
Cash flows from operating activities:
-------------------------------------
  Net income (loss)                                                                            $(59,025)               $ 10,824
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation                                                                                  8,541                   3,240
    Amortization of goodwill                                                                      2,106                   1,527
    Change in minority interest                                                                    (604)                     34
    Acquired in-process research and development expenses                                        33,856                       -
    Restructuring and other one-time charges                                                      4,332                       -
    Change in assets and liabilities (net of acquisition balances):
      Accounts receivable                                                                        30,042                 (15,300)
      Notes receivable                                                                             (221)                  1,811
      Inventory                                                                                 (20,115)                (14,890)
      Prepaid expenses                                                                           (4,588)                 (2,388)
      Goodwill and other assets                                                                 (18,431)                   (994)
      Accounts payable                                                                           (6,519)                 (6,099)
      Accrued employee benefits                                                                    (947)                    929
      Other accrued liabilities                                                                   3,295                  (2,767)
      Income taxes payable                                                                       (2,269)                  3,460
                                                                                               --------                --------
        Net cash used in operating activities                                                   (30,547)                (20,613)
                                                                                               --------                --------

Cash flows from investing activities:
-------------------------------------
  Acquisition of property and equipment                                                         (23,427)                 (6,487)
  Acquisitions, net of cash acquired                                                            (62,983)                (10,855)
                                                                                               --------                --------
        Net cash used in investing activities                                                   (86,410)                (17,342)
                                                                                               --------                --------

Cash flows from financing activities:
-------------------------------------
  Proceeds from notes payable                                                                    48,906                   4,431
  Proceeds from stock issuances, net of expenses                                                  4,439                   3,886
                                                                                               --------                --------
        Net cash provided by financing activities                                                53,345                   8,317
                                                                                               --------                --------
Effect of exchange rate changes on cash                                                            (933)                   (576)
                                                                                               --------                --------
Net decrease in cash and cash equivalents                                                       (64,545)                (30,214)

Cash and cash equivalents at the beginning of the period                                         88,145                  42,226
                                                                                               --------                --------
Cash and cash equivalents at the end of the period                                             $ 23,600                $ 12,012
                                                                                               ========                ========
Supplemental cash flow disclosures:
  Cash paid for income taxes                                                                   $  1,922                $  2,288
                                                                                               ========                ========
  Cash paid for interest                                                                       $  5,306                $    501
                                                                                               ========                ========
  Stock issued in connection with the acquisition of CSM                                       $      -                $ 14,500
                                                                                               ========                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 1998, and the results of its operations for the three and nine-month periods ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's audited 1997 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998. This Quarterly Report on Form 10-Q may contain forward-looking statements that may involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q.

2.  NET INCOME (LOSS) PER SHARE

    Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented below (unaudited; in thousands, except per share data):

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                         September 30,
                                                             1998                   1997           1998                    1997
                                                           --------                -------       --------                 -------
Numerator - net income (loss)                              $(42,122)               $ 4,036       $(59,025)                $10,826
                                                           ========                =======       ========                 =======

Denominator for basic net income per common share            43,459                 42,435         43,204                  41,993
Effect of dilutive securities:
Stock options                                                     -                  2,169              -                   1,878

Denominator for diluted net income per common share          43,459                 44,604         43,204                  43,871
                                                           ========                =======       ========                 =======

Net income (loss) per share:
Basic                                                      $  (0.97)               $  0.10       $  (1.37)                $  0.26
                                                           ========                =======       ========                 =======
Diluted                                                    $  (0.97)               $  0.09       $  (1.37)                $  0.25
                                                           ========                =======       ========                 =======

    For purpose of computing diluted earnings (loss) per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. For the three and nine-months ended September 30, 1998, options to purchase approximately 2,095,779 and 743,689 shares of Common Stock, respectively, were excluded from the computation. For the three and nine-months ended September 30, 1998, the assumed conversion of convertible subordinated notes into 3,641,661 shares of Common Stock was not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income."
SFAS 130 establishes standards for reporting comprehensive income and its components in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive net income (loss) was as follows:

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30,            SEPTEMBER 30,
                                              -------------            -------------
                                           1998          1997         1998       1997
                                           ----          ----         ----       ----
                                             (in thousands)            (in thousands)
Net income (loss)                         $(42,122)      $4,036      $(59,025)   $10,826
Other comprehensive charges                 (1,981)         (28)         (933)      (577)
                                          --------       ------      --------    -------
Total comprehensive income (loss)         $(44,103)      $4,008      $(59,958)   $10,249
                                          ========       ======      ========    =======

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual consolidated financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131 are effective in 1998, and are not required for interim periods. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

4.  ACQUISITIONS

On March 28, 1998 and April 1, 1998, the Company acquired substantially all of the assets of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note. The Company withheld approximately $6 million of the short-term promissory note due to the Company's belief that Cylink breached various provisions of the acquisition agreement. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $33.9 million during the three-month period ended March 31, 1998 related to this acquisition. Additionally, although the Company believes the accounting for its acquisitions has been appropriate, in general the Securities and Exchange Commission has recently been reviewing more closely the accounting for acquisitions and the resulting charges for "in-process" research and development costs. Any resulting restatement of the "in-process" research and development charge the Company recognized in conjunction with any of its acquisitions , including the Cylink Wireless Group acquisition, could result in a lesser charge to income for "in-process" technology and the creation of a higher value of acquired technology, an intangible asset. The creation of additional intangible assets would have the impact of increasing amortization expense, which could have a material adverse affect on the Company's results of operations, business and financial condition.

  The Company accounted for this acquisition based on the purchase method of accounting. The results of the Cylink Wireless Group have been included since the date of acquisition and were not material to the Company's results of operations.

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
                                                            ========

  The following estimated unaudited pro forma sales, net income (loss) and income (loss) per share (in thousands, except per share data) combine the historical sales and net income (loss) and income (loss) per share of P-Com and Cylink for the three months ended March 31, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include goodwill amortization related to the Cylink acquisition.

                                      Three Months Ended                         Twelve Months Ended
                                ----------------------------------        ----------------------------------
                                         March 31, 1998                           December 31, 1997
                               -----------------------------------        ----------------------------------
                                P-Com       Cylink       Pro Forma         P-Com       Cylink      Pro Forma
                               -------      ------       ---------        --------    --------     ---------
Sales                         $  58,637     $  4,508     $  63,145        $220,702     $31,267      $251,969
Net income (loss)               (17,249)      (3,510)      (20,757)         18,891       2,948        21,839
Net Income (loss) per share:
  Basic                           (0.40)       (0.08)        (0.48)           0.45        0.07          0.52
  Diluted                         (0.40)       (0.08)        (0.48)           0.43        0.06          0.49

5.   BORROWING ARRANGEMENTS

  The Company entered into a new revolving line-of-credit agreement on May 15, 1998 as amended on July 31, 1998 and October 21, 1998 that provides for borrowings of up to $50 million. At September 30, 1998, the Company had been advanced approximately $45.9 million under such line. The maturity date of the line-of-credit agreement is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of September 30, 1998 or had received waivers of any breach.

6.      INVENTORY

  Inventory consists of the following (in thousands):

                                            September 30,    December 31,
                                                1998            1997
                                            (unaudited)
                                            ------------     -------------
        Raw materials                            $18,227           $ 9,695
        Work-in-process                           46,544            32,472
        Finished goods                            18,456            15,836
                                                 -------           -------
                                                 $83,227           $58,003
                                                 =======           =======

7.   PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                      September 30,             December 31,
                                                         1998                       1997
                                                       (unaudited)
                                                      ------------
Tooling and test equipment                               $  48,605             $  31,603
Computer equipment                                           7,730                 4,950
Furniture and fixtures                                       7,033                 4,979
Land and buildings                                           1,679                 1,389
Construction-in-process                                      4,715                 3,294
                                                           -------               -------
                                                            69,762                46,215
Less-accumulated depreciation and  amortization            (22,443)              (13,902)
                                                      ------------          ------------
                                                         $  47,319             $  32,313
                                                      ============          ============

8.   RESTRUCTURING AND OTHER ONE-TIME CHARGES

  During the quarter ended September 30, 1998, the Company recorded restructuring and other one-time charges of $26.6 million. The restructuring and other one-time charges are comprised primarily of severance and benefits, facilities and fixed assets impairments, goodwill impairments, inventory reserves and accounts receivable reserves.

  The following is an analysis of the components of the restructuring and other one-time charges recorded in the third quarter of 1998 (in thousands).
Inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) were charged to costs of goods sold, accounts receivable reserves of $5.4 million were charged to general and administrative expenses and restructuring charges of $4.3 million consisting of severance benefits, facilities and fixed assets impairments and goodwill impairments was charged to restructuring and other one-time charges.

                                                   Restructuring
                                                      Charges         Other Charges      Cash Paid        Balance
                                                   -------------      -------------      ---------        -------
Severance and benefits                                   568                   -              (378)           190
Facilities and fixed assets impairment                   879                   -                 -            879
Goodwill impairment                                    2,884                   -                 -          2,884
Inventory reserve                                          -              16,922                 -         16,922
Accounts receivable reserve                                -               5,386                 -          5,386
                                                       -----              ------              ----         ------
Total                                                  4,331              22,308              (378)        26,261
                                                       =====              ======              ====         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of sales for the periods indicated. In addition, this Quarterly Report on Form 10-Q may contain forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q.

  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1997 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the period ended June 30, 1998 and other documents filed by the Company with the Securities and Exchange Commission.

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                     1998          1997        1998       1997
                                                   --------      --------    --------   --------
Sales                                                100.0%        100.0%      100.0%    100.0%
Cost of sales                                        137.9          57.8        74.8      59.4
                                                    ------         -----       -----     -----
Gross profit                                         (37.9)         42.2        25.2      40.6
                                                    ------         -----       -----     -----
Operating expenses:
Research and development                              39.7          12.4        19.6      13.4
Selling and marketing                                 20.8           7.1        11.1       7.0
General and administrative                            35.6           8.1        12.9       7.6
Goodwill amortization                                  3.7           1.2         1.9       1.1
Restructuring and other one-time charges              14.3             -         2.8         -
Acquired in-process
 research and development expenses                       -             -        22.3         -
                                                    ------         -----       -----     -----
Total operating expenses                             114.1          28.8        70.6      29.1
                                                    ------         -----       -----     -----
Income (loss) from operations                       (152.0)         13.4       (45.4)     11.5
                                                    ------         -----       -----     -----
Interest and other income (expense), net              (8.8)         (0.2)       (3.3)     (0.2)
                                                    ------         -----       -----     -----
Income (loss) before income taxes                   (160.8)         13.2       (48.7)     11.3
Provision (benefit) for income taxes                 (21.5)          6.2       (10.0)      4.4
                                                    ------         -----       -----     -----
Net income (loss)                                   (139.3%)         7.1%      (38.7%)     6.9%
                                                    ------         -----       -----     -----

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Overview.   In the third quarter of 1998, the Company incurred restructuring and other one-time charges of $26.6 million. The $26.6 million restructuring and other one-time charges consisted of $4.3 million in restructuring charges, including severance and benefits, facilities and fixed assets impairments and goodwill impairments, $16.9 million in inventory reserves (including $14.5 million in inventory write downs relating to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) and $5.4 million in accounts receivable reserves.

     The restructuring charges were a result of the Company's completion of a worldwide reorganization and consolidation of its operations in the United Kingdom and Italy. In addition, the Company took steps to reduce costs and improve its competitiveness business processes. These actions included the recruitment of a new senior vice president and general manager to lead the newly created Wireless Access Group, reduction of the number of employees and consolidation of the sales, marketing, engineering and customer support functions.

  Sales.   Sales for the three months ended September 30, 1998 and 1997 were approximately $30.2 million and $57.2 million, respectively, a decrease of 47.2%. Sales for the nine months ended September 30, 1998 and 1997 were approximately $152.3 million and $156.5 million, respectively, a decrease of 2.7%. The decrease was primarily due to the market slowdown for the Company's Tel Link product line. For the nine months ended September 30, 1998, four customers accounted for 44.7% of the sales of the Company. For the nine months ended September 30, 1997, seven customers accounted for 52.5% of the sales of the Company.

  Gross Profit.   For the three months ended September 30, 1998, the gross
profit was approximately $(11.5) million, or (37.9)% of sales. For the three months ended September 30, 1997, gross profit was approximately $24.1 million, or 42.2% of sales. For the nine months ended September 30, 1998 and 1997, gross profit was approximately $38.4 million or 25.2% of net sales, and approximately $63.6 million, or 40.6% of net sales, respectively. As discussed above, the decline in gross profit in the third quarter of 1998 compared to the corresponding period in 1997 was primarily due to one time inventory write-downs of $16.9 million.

  Research and Development. For the three months ended September 30, 1998 and 1997, research and development expenses were approximately $12.0 million and $7.1 million, respectively. The increase in research and development expenses during the three months ended September 30, 1998 as compared to the corresponding period in 1997 was due primarily to increased staffing and new product development. As a percentage of sales, research and development expenses increased from 12.4% in the three months ended September 30, 1997 to 39.7% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to a lower level of sales in the three months ended September 30, 1998 as compared to the corresponding period in 1997. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

  Research and development expenses for the nine months ended September 30, 1998 and 1997 were approximately $29.9 million and $20.9 million, respectively. The increase in research and development during the nine months ended September 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing and new product development. As a percentage of sales, research and development expenses increased from 13.4% in the nine months ended September 30, 1997 to 19.6% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development and slower growth in sales. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

  Selling and Marketing. For the three months ended September 30, 1998 and 1997, selling and marketing expenses were approximately $6.3 million and $4.1 million, respectively. The increase in selling and marketing expenses in the three months ended September 30, 1998, as compared to the corresponding period in 1997, was primarily due to increased staffing and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.1% in the three months ended September 30, 1997 to 20.8% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due a lower level of sales in the three months ended September 30, 1998 as compared to the corresponding period in 1997. The Company expects that such expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

  Selling and marketing expenses for the nine months ended September 30, 1998 and 1997 were approximately $17.0 million and $11.0 million, respectively. The increase in selling and marketing during the nine months ended September 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing, and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.0% in the nine months ended September 30, 1997 to 11.1% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due to the costs relating to the expansion of the Company's international sales force. The Company expects that selling and marketing expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

  General and Administrative. For the three months ended September 30, 1998 and 1997, general and administrative expenses were $10.8 million and $4.7 million, respectively. The increase was principally due to increased staffing, other costs resulting from the Company's expansion of its operations and a $5.4 million increase in the allowance for doubtful accounts in 1998. As a percentage of sales, general and administrative expenses increased from 8.1% in the three months ended September 30, 1997 to 35.6% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales was due primarily to and the increase in the allowance for doubtful accounts to a lower level of sales in the three months ended September 30, 1998 as compared to the corresponding period in 1997. The Company expects that general and administrative expenses may continue to increase significantly in absolute dollars during the remainder of 1998.

  General and administrative expenses for the nine months ended September 30, 1998 and 1997 were approximately $19.6 million and $12.2 million, respectively. This increase was due primarily to increased staffing, other costs resulting from the Company's expansion of its operations and a $5.4 million increase in the allowance for doubtful accounts. As a percentage of sales, general and administrative expenses increased from 7.6% in the nine months ended September 30, 1997 to 12.9% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales during the nine months ended September 30, 1998 as compared to the corresponding period in 1997 was primarily due to increased staffing and the increase in the allowance for doubtful accounts. The Company expects that general and administrative expenses may continue to increase significantly in absolute dollars during the remainder of 1998.

  Goodwill Amortization. Goodwill amortization consists of the charge to income that results from the allocation over the estimated useful life of the component of the cost of the Company's acquisitions accounted for by the purchase method which is greater than the fair value of the net assets acquired. For the three months ended September 30, 1998 and 1997, goodwill amortization was $1.1 million and $0.6 million, respectively. The increase in goodwill amortization in the three months ended September 30, 1998 as compared to the corresponding period in 1997 was due primarily to the acquisition of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company in March 1998.

  Goodwill amortization for the nine months ended September 30, 1998 and 1997 was $2.9 million and $1.5 million, respectively. The increase in goodwill amortization in the nine months ended September 30, 1998 as compared to the corresponding period in 1997 was due to the acquisitions of Technosystem S.p.A. ("Technosystem") a Rome, Italy-based company, Columbia Spectrum Management ("CSM") a Vienna, Virginia-based company, and the Cylink Wireless Group in February 1997, March 1997, and March 1998, respectively

  In-Process Research and Development. During the three months ended March 31, 1998, the Company incurred an in-process research and development expense of $33.9 million. This in-process research and development expense was related to the acquisition of the assets of the Cylink Wireless Group. Additionally, although the Company believes the accounting for its acquisitions has been appropriate, in general the Securities and Exchange Commission has recently been reviewing more closely the accounting for acquisitions and the resulting charges for "in-process" research and development costs. Any resulting restatement of the "in-process" research and development charge the Company recognized in conjunction with any of its acquisitions , including the Cylink

Wireless Group acquisition, could result in a lesser charge to income for "in-process" technology and the creation of a higher value of acquired technology, an intangible asset. The creation of additional intangible assets would have the impact of increasing amortization expense, which could have a material adverse affect on the Company's results of operations, business and financial condition.

  Interest and Other Income (Expense), Net . The Company incurred net interest and other expense of $2.7 million during the three months ended September 30, 1998, as compared to $0.1 million of net interest and other expense during the corresponding period in 1997. The Company incurred net interest and other expense of $5.0 million during the nine months ended September 30, 1998, as compared to $0.3 million of net interest and other expense during the corresponding period in 1997. The increase in net interest and other expense was primarily due to interest expense incurred on its $100 million aggregate principal amount of its convertible promissory notes, borrowings under the Company's bank line of credit, and finance charges related to the Company's receivables purchase agreement.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $30.5 million in operating activities during the nine months ended September 30, 1998, primarily due to the net loss (excluding $38.2 million non-cash charges for acquired in-process research and development expense and restructuring and other one-time charges) of $20.8 million and an increase in inventory, prepaid expenses and goodwill and other assets of $20.1 million, $4.6 million and $18.4 million, respectively, and a decrease in accounts payable of $6.5 million. These uses of cash were partially offset by a decrease in accounts receivable of $30.0 million and depreciation and amortization expense of $10.6 million.

  On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Group, for $46.0 million in cash and $14.5 million in a short term, non-interest bearing unsecured subordinated promissory note. The Company has withheld approximately $6 million of the short-term promissory note due to the Company's belief that Cylink breached various provisions of the acquisition agreement. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $33.9 million in the first quarter of 1998. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the accounts receivable balance of $9.1 million on April 1, 1998. The consideration for these accounts receivable was included in the total of $60.5 million in cash and the debt mentioned above.

  The Company used approximately $86.4 million in investing activities during the nine months ended September 30, 1998 consisting of approximately $63.0 million to acquire the assets of the Cylink Wireless Group and $23.4 million to acquire capital equipment.

  The Company generated approximately $53.3 million in its financing activities during the nine months ended September 30, 1998. The Company received approximately $48.9 million from borrowings under its bank line of credit and overdraft facility in Italy and approximately $4.4 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

  At September 30, 1998 and December 31, 1997, net accounts receivable were approximately $49.9 million and $70.9 million, respectively. The Company has established a receivables purchase agreement which allows the Company to sell up to $25 million in accounts receivable to two banks. As of September 30, 1998, $24.5 million of the Company's accounts receivable have been sold pursuant to such contract. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At September 30, 1998 and December 31, 1997, inventory was approximately $83.2 million and $58.0 million, respectively. Of the $25.2 million increase that occurred in the nine months ended September 30, 1998, $5.1 million was due to the acquisition of inventory from the Cylink Wireless Group acquisition.

  At September 30, 1998, the Company had working capital of approximately $77.4 million, compared to $174.6 million at December 31, 1997. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that has and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

  The Company's principal sources of liquidity as of September 30, 1998 consisted of approximately $23.6 million of cash and cash equivalents. In addition, the Company entered into a new revolving line-of-credit agreement on May 15, 1998, as amended July 31, 1998 and October 21, 1998, that provides for borrowings of up to $50.0 million. As of September 30, 1998, the Company had been advanced approximately $45.9 million under such line. The maturity date of the line of credit is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of September 30, 1998 or had received waivers for breach of any covenant. Management has implemented plans to reduce the Company's cash requirement, through a combination of reductions in working capital, equipment purchases and operating expenditures. Management believes that such plans, combined with existing cash balances and other sources of liquidity, should enable the Company to meet its cash requirements through fiscal year 1999. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial results or results of operations.

  At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for its acquired entities including Geritel S.p.A. ("Geritel"), Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, Control Resources Corporation ("CRC"), Columbia Spectrum Management ("CSM"), RT Masts Limited ("RT Masts"), Advanced Wireless Engineering LLC ("Advanced"), Telesys (UK) Limited ("Telesys"), Cemetel S.p.A. ("Cemetel"), Telematics, Inc. ("Telematics") and Cylink Wireless Group, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any, and funds available from the Company's bank line-of-credit may be adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations or for acquisitions. For a discussion of risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements" and "Acquisitions."

  There can be no assurance that any of the operations of ACS, Geritel, RT Masts, Advanced, Telematics, Telesys, Technosystem, CRC, CSM or Cylink Wireless Group will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the ACS, Geritel, Technosystem, RT Masts, Telematics, Telesys, CRC, Advanced, CSM and Cylink Wireless Group acquisitions will be realized. The ongoing process of integrating the operations of ACS, Geritel, Technosystem, RT Masts, Telematics, Telesys, Advanced, CRC, CSM and Cylink Wireless Group into the Company's operations has resulted in unforeseen operating difficulties and could continue to absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

CERTAIN FACTORS AFFECTING OPERATING RESULTS

   Limited Operating History

  P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the third quarter of fiscal 1998, the Company generated a cumulative net loss of approximately $40.6 million. The decrease in cumulative net profit from the fourth quarter of 1997 through the third quarter of 1998 was due primarily to the net loss of $42.1 million in the third quarter of 1998 which included restructuring and other charges of $26.6 million and the acquired in-process research and development charge of approximately $33.9 million related to the acquisition of the assets of the Cylink Wireless Group recorded in the first quarter of fiscal 1998. From October 1993 through September 30,

1998, the Company generated sales of approximately $607.2 million, of which $373.0 million, or 61.4% of such amount, was generated in the year ended December 31, 1997 and the first three quarters of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first three quarters of 1998, the Company's operating expenses increased more rapidly than the Company had anticipated. During the third quarter of 1998, the Company has also experienced a decrease in revenue as compared to the first two quarters of 1998 due principally to the market slowdown for the Company's Tel Link product line. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half 1998 or that sales will not decline. In fact, during the first nine months of 1998, the Company has experienced its lowest rates of sequential sales growth since it became a public company. The Company's net sales for the third quarter of 1998 (which included sales from many newly acquired businesses in 1998) were approximately 50% less than its sales for the comparable period in 1997. The Company expects its sales in the near future to be significantly below recent comparable periods. In recent quarters, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. The Company expects its gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and, despite recent cost-cutting efforts, the Company will continue to incur significant operating expenses. If the Company's sales do not correspondingly increase, the Company's results of operations, business and financial condition would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company believes it will likely report an operating loss during the fourth quarter of fiscal year 1998 and could report a net loss for such quarter. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

 Significant Customer Concentration

   To date, approximately four hundred customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's 1997 sales. During the first three quarters of 1998, four customers accounted for 44.7% of the Company's sales and as of September 30, 1998, seven customers accounted for 46.1% of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1998. The Company anticipates that it will continue to sell its products and services to a changing but still relatively small group of customers. Several of the Company's subsidiaries are dependent on one or a few customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems in volume on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services, as has been the case with certain customers historically, may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services (for example, certain potential customers in the telecommunications industry have been reported to have undergone financial difficulties and may therefore limit their future orders). In addition, acquisitions in the communications industry are common, which further concentrates the customer base and may cause orders to be delayed or cancelled. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations".

   Significant Fluctuations in Results of Operations

   The Company has experienced and will in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. There can be no assurance that profitability or significant revenue growth on a quarterly or annual basis will occur in the future. The sale and implementation of the Company's products and services generally involves a significant commitment of the Company's senior management, sales force and other resources. The sales cycle for the Company's products and services typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with, among other things: (i) existing and potential customers' seasonal purchasing and budgetary cycles; (ii) educating customers as to the potential applications of, and product-life cost savings associated with, using the Company's products and services; (iii) complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations; (iv) complying with governmental or other regulatory standards; (v) difficulties associated with each customer's ability to secure financing; (vi) negotiating purchase and service terms for each sale; and (vii) price decreases required to secure purchase orders. Orders for the Company's products have typically been strongest towards the end of the calendar year, with a reduction in shipments occurring during the summer months, as evidenced in the third quarter of fiscal years 1997 and 1998, due primarily to the inactivity of the European market, the Company's major current customer base, at such time. To the extent such seasonality continues, the Company's results of operations will fluctuate from quarter to quarter.

   In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. There can be no assurance that the Company will be able to obtain such large orders from single customers in the future. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have in the past been and will in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Much of the anticipated growth in telecommunications infrastructure, if any, is expected to result from the entrance of new service providers, many of which do not have the financial resources of existing service providers. To the extent these new service providers are unable to adequately finance their operations, they may cancel orders. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1998 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, pricing concessions to customers, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

   In connection with its efforts to ramp-up production of products and services, the Company expects to continue to make substantial capital investments in equipment and inventory, recruit and train additional personnel and possibly invest in additional manufacturing facilities. The Company anticipates that these expenditures will be made in advance of, and in anticipation of, increased sales and, therefore, that its gross margins will continue to be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and that each cost category may increase as a percentage of revenues from time-to-time on a periodic basis. In addition, as the Company's customers increasingly require shipment of products at the time of ordering, the Company must forecast demand for each quarter and build up inventory accordingly. Such increases in inventory could materially adversely affect the Company's operations, if such inventory were not utilized or becomes obsolete. In the first three quarters of 1998, the Company wrote down $18.3 million of inventory.

   A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services and technologies could cause customers to defer or cancel purchases of the Company's systems and services, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and will continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include new product introductions and enhancements, including related costs; weakness in Asia overcapacity for microwave industry; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; customer confusion due to the impact of actions of competitors; mix of sales through direct efforts or through distributors or other third parties; mix of systems and related software tools sold and services provided; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions, especially outside of the United States; changes in pricing by the Company, its customers or suppliers; inventory write-offs, as the Company has been experiencing in several recent quarters and which the Company may experience again in the future; inventory obsolescence; natural disasters; market acceptance by the Company's customers and the timing of availability of new products and services by the Company or its competitors; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems and services; warranty and customer support expenses; severance costs; consolidation and other restructuring costs; the pending stockholder class action litigation suits; the Company's potential need for additional financing; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products and services. All of the above factors are difficult for the Company to forecast, and these or other factors could continue to materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Based on current market conditions, the Company presently expects that net sales for the three month period ending December 31, 1998 will be significantly lower than net sales in the comparable period in 1997. Due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve
o maintain its current sales levels. The Company believes it will likely report an operating loss for the quarter ending December 31, 1998 and could report a net loss for such quarter. Should current market conditions continue to deteriorate, the Company may incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in order to assess the need to take further action to more closely align its cost structure with anticipated revenues. Any subsequent actions by the Company could result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which could materially adversely affect the Company's business, financial condition and results of operations. Due to all of the foregoing factors, it is likely that the Company's operating results could continue to be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may continue to be materially adversely affected.

   Acquisitions

   Since April 1996, the Company has acquired nine complementary companies and businesses. Integration of these companies into the Company's business is currently ongoing, and no assurance may be made that the Company will be able to successfully complete this process. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing stockholders, the maintenance of uniform standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks of entering markets in which the Company has no or limited direct prior experience, and operating companies in different geographical locations with different cultures. All of the Company's acquisitions to date (the "Acquisitions"), except the acquisitions of CRC, RT Masts and Telematics have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized as set forth in the Company's consolidated financial statements. This amortization expense may have a significant effect on the Company's financial results. Additionally, although the Company believes the accounting for its acquisitions has been appropriate, in general the Securities and Exchange Commission has recently been reviewing more closely the accounting for acquisitions and the resulting charges for "in-process" research and development costs. Any resulting restatement of the "in-process" research and development charge the Company recognized in conjunction with any of its acquisitions , including the Cylink Wireless Group acquisition, could result in a lesser charge to income for "in-process" technology and the creation of a higher value of acquired technology, an intangible asset. The creation of additional intangible assets would have the impact of increasing amortization expense, which could have a material adverse affect on the Company's results of operations, business and financial condition. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, or that such transactions will not materially adversely affect the Company's business, financial condition, or results of operations.

   As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. In July 1998, the Company acquired Cemetel S.r.L., an Italian limited liability company engaged in the supply of engineering services to wireless telecommunication providers in Italy, for an aggregate consideration of approximately $2.9 million. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, pay for acquisitions, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company, or the stand alone acquired company, or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, as was the case with Cylink Wireless Group, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, as was the case with Cylink Wireless Group, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

 No Assurance of Successful Expansion of Operations; Management of Growth

   Recently, in response to market declines generally and lower than expected performance over the last few quarters, the Company has introduced measures to reduce operating expenses, including reductions in the Company's workforce in July and September 1998. However, prior to such cost reduction measures, the Company had significantly expanded the scale of its operations to support then anticipated continuing increased sales and to address critical infrastructure and other requirements. This expansion included the leasing of additional space, the opening of branch offices and subsidiaries in the United Kingdom, Italy, Germany, Singapore, Mexico and Dubai, the opening of design centers and manufacturing operations throughout the world, the acquisition of a significant amount of inventory (the Company's inventory increased from approximately $58.0 million at December 31, 1997 to approximately $83.2 million at September 30,
1998) and accounts receivable, nine acquisitions, significant investments in research and development to support product development and services, including the recently introduced products and the development of point-to-multipoint systems, and the hiring of additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance.
Such expansion resulted in significantly higher operating expenses for the Company than in prior years, most of which are significant fixed costs which the Company must maintain despite cost-cutting initiatives. In addition, in order to prepare for the future, the Company is required to continue to invest resources in its acquired and new businesses. Currently, the Company is devoting significant resources to the development of new products and technologies and is conducting evaluations of these products and will continue to invest significant additional resources in plant and equipment, inventory and other items, to begin production of these products and to provide the marketing and administration, if any, required to service and support these new products. Accordingly, there can be no assurance that gross profit margin and inventory levels will not continue to be materially adversely impacted in the future by the Company's recent and future performance, as well as start-up costs associated with initial production and installation of new products. These start-up costs include, but are not limited to, additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. In addition, the increases in inventory on hand for new product development and customer service requirements has significantly increased the risk and occurrence of inventory write-offs. As a result, the Company anticipates that it will continue to incur significant operating expenses. If the Company's sales do not correspondingly increase, the Company's results of operations will continue to be materially adversely affected.

   Expansion of the Company's operations and its acquisitions have caused and are continuing to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted the Company's normal business operations. The Company's ability to manage the recent and any possible future growth, should it occur, will depend upon a significant expansion of its manufacturing, accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls, including improvements relating to inventory control. For a number of reasons, the Company has not been able to fully consolidate and integrate the operations of certain acquired businesses. This inability may continue to cause inefficiencies, additional operational complexities and expenses and greater risks of billing delays, inventory write-offs and financial reporting difficulties. The Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its companies and their facilities in Rome and Milan, Italy, France, Poland, the United Kingdom, Mexico, Dubai, New Jersey, Florida, Virginia, Washington and elsewhere. There can be no assurance that significant problems in these areas will not re-occur. Any failure to expand these areas and implement and improve such systems, procedures and controls, including improvements relating to inventory control, in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

   In this regard, any significant sales growth, should it occur, will be dependent in significant part upon the Company's expansion of its marketing, sales, manufacturing and customer support capabilities. This expansion will continue to require significant expenditures to build the necessary infrastructure. There can be no assurance that the Company's attempts to expand its marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period. As a result of the expansion of its operations and the significant increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company will continue to experience significant fluctuations in its revenues, costs, and gross margins, and therefore its results of operations. See "Results of Operations."

   Declining Average Selling Prices

   The Company believes that average selling prices and gross margins for its systems and services will continue to decline in the long term as such systems mature, as volume price discounts in existing and future contracts take effect and as competition intensifies, among other factors. To offset declining average selling prices, the Company believes that it must successfully introduce and sell new systems and additional features on a timely basis, develop new products that incorporate advanced software and other features that can be sold at higher average selling prices and reduce the costs of its systems through contract manufacturing, design improvements and component cost reduction, among other actions. To the extent that new products and additional features are not developed in a timely manner, do not achieve customer acceptance or do not generate higher average selling prices, and the Company is unable to offset declining average selling prices, the Company's gross margins will decline, and such decline will have a material adverse effect on the Company's business, financial condition and results of operations. See "Results of Operations."

   Trade Account Receivables

   The Company is subject to credit risk in the form of trade account receivables. The Company may in certain circumstances be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially in the case of customers that are in the early phases of business development. In addition, many of the Company's foreign customers are granted longer payment terms than those typically existing in the United States. The Company has experienced difficulties in the past in receiving payment in accordance with the Company's policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States and the days sales outstanding of receivables have increased recently. There can be no assurance that such difficulties will not continue in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company typically does not require collateral or other security to support customer receivables. The Company is currently party to a contract pursuant to which it is permitted to sell up to $25 million of its receivables. The Company may from time to time in the future continue to sell its receivables, as part of an overall customer financing program. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. See "Results of Operations."

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

   Intensely Competitive Industry

   The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation (which has recently acquired other competitors, including Innova International Corp. and MAS Technology, Ltd.), Ericsson Limited ("Ericsson"), Harris Corporation-Farinon Division, Larus Corporation, Nokia Telecommunications ("Nokia"), Philips T.R.T., Utilicom and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Cylink Wireless Group which the Company acquired in early 1998, competes with a large number of companies in the wireless communications markets, including U.S. local exchange carriers and foreign telephone companies. The most significant competition for such group's products in the wireless market is from telephone companies that offer leased line data services. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. In addition, Nokia and Ericsson have recently developed new competitive radio systems. The Company's results of operations will depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems, services or technologies obsolete or noncompetitive. The Company is experiencing significant price competition especially from large system integrators, and expects such competition to intensify, which could continue to materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems and services, the Company will face competition from vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

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

 International Operations; Risks of Doing Business in Developing Countries

   Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired three Italy-based companies and two United Kingdom-based companies and four U.S. companies with substantial international operations. These companies currently sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future. Historically, the Company's international sales have been denominated in British pounds sterling or United States dollars. With recent acquisitions of foreign companies, certain of the Company's international sales may be denominated in other foreign currencies. A decrease in the value of foreign currencies relative to the United States dollar could result in losses from transactions denominated in foreign currencies. With respect to the Company's international sales that are United States dollar-denominated, such a decrease could make the Company's systems less price-competitive and could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company has in the past mitigated its currency exposure to the British pound sterling through hedging measures. However, any future hedging measures may be limited in their effectiveness with respect to the British pound sterling and other foreign currencies. Additional risks inherent in the Company's international business activities include changes in regulatory requirements, costs and risks of localizing systems in foreign countries, delays in receiving components and materials, availability of suitable export financing, timing and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, branches and subsidiaries, difficulties in managing distributors, potentially adverse tax consequences, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and the difficulty in accounts receivable collections. Many of the Company's customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Future Capital Requirements

   The Company's future capital requirements will depend upon many factors, including the development of new products and related software tools, potential acquisitions, requirements to maintain adequate manufacturing facilities and contract manufacturing agreements, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, and the status of competitive products. There can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. As a result of the issuance of the Notes (as defined below) and the new bank line of credit, the Company is severely limited in its ability to raise additional financing. If additional funds are raised by issuing equity securities and as a result of the significant decline in its stock price, further significant dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to restructure or refinance the debt or delay, scale back or eliminate its research and development, acquisition or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

   Pending Class Action Litigation

   On September 23, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Leonard Vernon and Gayle
M. Wing on behalf of themselves and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by the Company and certain of its officers and directors. The complaint seeks unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief. On October 16, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Terry Sommer on behalf of herself and other stockholders of the Company who purchased the Company's Common Stock between April 1, 1998 and September 11, 1998. The plaintiffs allege various state securities laws violations by the Company and certain of its officers. The complaint seeks unquantified compensatory and other damages, attorneys' fees and injunctive and/or equitable relief. On October 20, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Leo Rubin on behalf of himself and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. On October 26, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Betty B. Hoigaard and Steve Pomex on behalf of themselves and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. On October 27, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Judith Thurman on behalf of herself and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. These complaints are identical in all relevant respects to that filed on September 23, 1998 which is described above, other than the fact that the plaintiffs are different.

   These proceedings are at a very early stage and the Company is unable to speculate as to their ultimate outcomes. However, the Company believes the claims in the complaints are without merit and intends to defend against them vigorously. An unfavorable outcome in any or all of them could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, even if the litigation is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the significant diversion of efforts of management, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Year 2000 Compliance

   Numerous computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will have to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 ("Y2K") requirements. The Company has embarked on a global program to address its readiness for the century change. The Y2K readiness program involves the assessment of products, services, internal systems and critical suppliers and, if required, development of plans for upgrades to or replacement of products, business systems, suppliers and services that impact the Company's Y2K readiness and/or development of contingency plans. In November of 1998, corporate headquarters initiated a new internal business system that is Year 2000 ready. The cost of the upgrade was approximately $250,000. Further business system upgrades will occur in CRC and Technosystem subsidiaries by the end of the second quarter of 1999. Based on evaluation performed to date, the Company believes that all "mission critical" internal systems are stable and current, in terms of Y2K readiness. However, the failure of any internal system to achieve Year 2000 readiness could result in material disruption to the Company's operations. Test and assessment of all P-Com products is expected to be completed by the end of the fourth quarter of 1998 with the exception of Technosystem products. All Technosystem products will complete their Year 2000 assessment and testing by the end of the first quarter of 1999. To date, no P-Com products have been found non-ready or in need of Year 2000 upgrade. However, the inability of any of the Company's products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. Critical suppliers will undergo Y2K site evaluations between January 1, until the end of June 1999. In November of 1998, the Company will request a year 2000 readiness statement and progress report from critical suppliers. The Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Year 2000 readiness. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company. The Company's budget for the Y2K Program is approximately 1% of the 1999 annual revenue. The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Year 2000 issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Year 2000 ready in time.

   Volatility of Stock Price

   The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Asia/Pacific region, sales by competitors, including sales to the Company's customers, sales of the Company's Common Stock into the public market, including by members of management, developments in the Company's relationships with its customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations (as recently experienced), regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy, could continue to cause the price of the Company's Common Stock to fluctuate substantially. In recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Many companies in the telecommunications industry, including the Company, have experienced historic highs in the market price of their Common Stock followed by extreme drops in the market price of such Common Stock. There can be no assurance that the market price of the Company's Common Stock will not continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Such fluctuations could continue to materially adversely affect the market price of the Company's Common Stock.

   Substantial Leverage

   In connection with the private placement of convertible promissory notes due 2002 (the "Notes") in November 1997, the Company incurred $100 million of additional indebtedness. As a result, the Company's total indebtedness including current liabilities, as of September 30, 1998 was approximately $201.6 million and its stockholders' equity was approximately $92.8 million. The Company recently borrowed $45.9 million under a new bank line of credit. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will be able to make the payments or restructure or refinance its debt, if necessary.

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

   Global Market Risks

   Countries in the Asia/Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could continue to adversely affect demand for the Company's products, the availability and supply of product components to the Company and, ultimately, the Company's business, financial condition and results of operations.

   Control by Existing Stockholders; Effects of Certain Anti-Takeover Provisions

   Members of the Board of Directors and the executive officers of the Company, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 6% of the outstanding shares of Common Stock of the Company. Accordingly, these stockholders are able to influence the election of the members of the Company's Board of Directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions. This level of ownership, together with the Company's stockholder rights agreement, certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of Common Stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In this regard, the Board of Directors has pre-approved the terms of a Series A Junior Participating Preferred Stock that may be issued pursuant to the stockholder rights agreement upon the occurrence of certain triggering events. In general, the stockholder rights agreement provides a mechanism by which the Board of Directors and stockholders may act to substantially dilute the share position of any takeover bidder that acquires 15% or more of the Common Stock. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

   Possible Adverse Effect on Market Price for Common Stock of Shares Eligible for Future Sale After the Offering

   Sales of the Company's Common Stock into the market could materially adversely affect the market price of the Company's Common Stock. Substantially all of the shares of Common Stock of the Company are eligible for immediate and unrestricted sale in the public market at any time.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS.    On September 23, 1998, a putative class action
complaint was filed in the Superior Court of California, County of Santa Clara, by Leonard Vernon and Gayle M. Wing on behalf of themselves and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by the Company and certain of its officers and directors. The complaint seeks unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief. On October 16, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Terry Sommer on behalf of herself and other stockholders of the Company who purchased the Company's Common Stock between April 1, 1998 and September 11, 1998. The plaintiffs allege various state securities laws violations by the Company and certain of its officers.
The complaint seeks unquantified compensatory and other damages, attorneys' fees and injunctive and/or equitable relief. On October 20, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Leo Rubin on behalf of himself and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. On October 26, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Betty B. Hoigaard and Steve Pomex on behalf of themselves and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. On October 27, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Judith Thurman on behalf of herself and other stockholders of the Company who purchased the Company's Common Stock between April 15, 1997 and September 11, 1998. These complaints are identical in all relevant respects to that filed on September 23, 1998 which is described above, other than the fact that the plaintiffs are different.

   These proceedings are at a very early stage and the Company is unable to speculate as to their ultimate outcomes. However, the Company believes the claims in the complaints are without merit and intends to defend against them vigorously. An unfavorable outcome in any or all of them could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, even if the litigation is resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES.  NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  NONE.

ITEM 5.  OTHER INFORMATION.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.
         4.6(1) First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and BankBoston, N.A.

         10.37 First Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the Lenders party thereto, dated as of July 31, 1998.

         27.1    Financial Data Schedule.
         (1) Incorporated by reference to the Company's Registration Statement on Form 8-K, as filed with the Securities and Exchange Commission on October 15, 1998.

    (b)  Reports on Form 8-K.

         Report on Form 8-K dated July 16, 1998 regarding the Company's press release announcing its earnings for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on July 17, 1998.

         Amendment No. 3 to Report on Form 8-K dated April 9, 1998 regarding the purchase of the assets of the Wireless Communications Group of Cylink Corporation, as filed with the Securities and Exchange Commission on September 11, 1998.

         Report on Form 8-K dated September 11, 1998 regarding the Company's press release announcing a reduction in workforce and a restructuring charge, as filed with the Securities and Exchange Commission on September 11, 1998.

         Report on Form 8-K dated September 24, 1998 regarding the Company's press release announcing that a complaint alleging violations of California state securities laws was filed against the Company on September 23, 1998, as filed with the Securities and Exchange Commission on September 25, 1998.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  P-COM, INC.

                                  (Registrant)


Date: November 13, 1998
                                  By: /s/ George P. Roberts
                                  -----------------------------------
                                  George P. Roberts
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer


Date: November 13, 1998
                                  By: /s/ Michael J. Sophie
                                  ------------------------------------
                                  Michael J. Sophie
                                  Chief Financial Officer and Vice President
                                  Finance and Administration

EXHIBIT INDEX

   Exhibit No.
   -----------

   4.6(1) First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and BankBoston, N.A.
   10.37  First Amendment to Credit Agreement by and among P-Com, Inc., as the
          Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication
          Agent, and the Lenders party thereto, dated as of July 31, 1998.
   27.1   Financial Data Schedule.
   (1) Incorporated by reference to the Company's Registration Statement on Form
       8-K, as filed with the Securities and Exchange Commission on October 15, 1998.