Form 10-K405
period 1998-12-31
P COM INC
filed 1999-04-15
CIK 935493

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     (MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           [NO FEE REQUIRED]

For the fiscal year ended December 31, 1998.

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to       .


                       COMMISSION FILE NUMBER:  0-25356

                          ___________________________
                                  P-Com, Inc.

             (Exact name of Registrant as specified in its charter)
                          ___________________________


                 Delaware                           77-0289371
         (State of Incorporation)        (IRS Employer Identification No.)

           3175 S. Winchester Boulevard, Campbell, California 95008 (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (408) 866-3666

_______________________________________________________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
                 None                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   Common Stock, $0.0001 par value.
                                                              Preferred stock purchase rights.

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 18, 1999, was approximately $406,802,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 18, 1999, approximately 48,944,270 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

________________________________________________________________________________

                                    PART I
                                    ------

ITEM 1.   BUSINESS

  The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Factors Affecting the Company" and elsewhere in this Annual Report on Form 10-K.

  P-Com was incorporated in Delaware on August 23, 1991. P-Com supplies equipment and services for access to worldwide telecommunications and broadcast networks. The Company's Tel-Link(R) and Airlink/Airpro systems (point-to-point radios) are used as wireless digital links in applications that include interconnecting base stations and mobile switching centers in microcellular and personal communications services ("PCN/PCS") networks for providing local telephone company ("telco") connectivity in the local loop and public and private networks. The integrated architecture and high software content of the Company's systems are designed to offer cost-effective, high-performance products with a high degree of flexibility and functionality. Additionally, the Company offers turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. The Company is currently field testing and further developing a range of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries.

  P-Com's Tel-Link(R), Point-to-Multipoint and Airlink/Airpro radio systems utilize a common architecture for systems in multiple millimeter wave and unlicensed spread spectrum microwave frequencies including 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 28 GHz, 31 GHz, 38 GHz and 50 GHz. The Company's systems are designed to be highly reliable, cost effective and simple to install and maintain. Software embedded in the Company's systems allows the user to easily configure and adjust system settings such as frequency, power and capacity without manual tuning and mechanical adjustments. The Company also markets a full line of Windows and SNMP- based software products that are complementary to its systems as sophisticated diagnostic, maintenance, network management and system configuration tools.

  The Company's radio systems are sold internationally and domestically through strategic partners, system providers, original equipment manufacturers ("OEMs") and distributors as well as directly to end-users. The Company's radio system customers include Advanced Radio Telecom Corp. ("ART"), Bosch Telecom GmbH, Lucent Technologies, Inc. (including the entities formerly known as AT&T Network Systems Deutschland GmbH and AT&T Network Systems Nederland BV), Mercury Communications Ltd., Mercury One-2-One Personal Communications, Orange Personal Communications Services, Italtel S.p.A. (formerly known as Siemens (Italtel) Limited, Ericsson, Ltd., Fujitsu Limited, Northern Telecom, Ltd. and WinStar Communications, Inc. (collectively with its subsidiary WinStar Equipment Corp., "WinStar"). The Company's customers for services include AT&T Wireless, Bell Atlantic Corp., BellSouth Corp., Mercury One-2-One Personal Communications, Omnipoint Corporation, Orange Personal Communications Services, PrimeCo Personal Communications, Sprint Spectrum, Tellabs Operations, Inc. and WinStar Communications Inc.

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

  Additionally, there has been a worldwide trend toward privatization of public telephone operators ("PTOs") and deregulation of local loop services. This trend has resulted in increased competition among companies seeking to provide local access to the Public Switched Telephone Network (PSTN), which has resulted in increased spending by existing PTOs and the emergence of new companies providing fixed telecommunications services. As companies enter this market, they must establish an infrastructure to deliver local fixed telecommunications services and interconnect that infrastructure with the PSTN. This local access and interconnect can often be implemented using wireless technology at a cost and time advantage to wireline alternatives.

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

  While traditional high capacity microwave systems remain expensive, the opening of unlicensed spread spectrum frequencies by the FCC has allowed cost effective solutions in the ISM (industrial, scientific and medical) bands. The Company's AirLink/Airpro product line has two primary applications. The first application is to provide telephone connectivity to remote locations where the limited number of users does not justify the cost of a cellular station or wired communications link. AirLink is capable of providing point-to-point communications and point-to-multipoint over distances up to thirty miles. The second application is to provide a data transmission network in locations, such as developing countries, where wired telecommunications infrastructure is either unreliable or nonexistent.

  In addressing these two markets, the Company has positioned its AirLink product line between the full featured, point-to-point, very high speed microwave radio links and the high volume, low power spread spectrum wireless devices. The Company believes that its AirLink product line responds to a market need that exists between these two ends of the marketplace for a cost effective, ruggedized, outdoor wireless product offering that is capable of transmitting at medium data rates between 19.2 kbps and 2 Mbps. The Company offers over 20 different models of its AirLink/Airpro products to specifically address a wide range of individual customer needs within this market segment.

  The Company's strategy for its AirLink product line is to provide last mile and data network solutions at ranges of up to 30 miles and to continue to seek feature improvements and cost reductions to enhance and maintain its position within this market segment. Airlink is differentiated from Airpro by the fact that Airlink is less expensive, without network management, while the Airpro series incorporates network management software at a minimal cost increase. Airpro network management allows remote configuration and diagnostics of the Airpro network. The Company intends to maintain its strong technical position in the wireless communications market through continued improvement of its radio frequency designs, ASIC modem chips and software modules.

THE P-COM SOLUTION

  Existing Products and Services

  P-Com offers equipment and services necessary to access telecommunications and broadcast networks worldwide. The Company's Tel-Link(R) millimeter wave radio systems and proprietary software offer telecommunications service providers wireless connections for short-haul applications. The Company also utilizes both frequency shift keying (FSK) and spread spectrum modulation techniques in its products. In addition, the Company is developing systems which utilize Quadrature Phase Shift Keying (QPSK) and Quadrature Amplitude Modulation (QAM) technologies. These systems are designed to be highly reliable, cost-effective and simple to install and maintain, thus lowering the service provider's overall cost of ownership. Additionally, the Company offers complete turnkey relocation services for new licensees of radio spectrum who must first remove current users of the frequencies before building out new networks, and also offers network design, construction, and maintenance services. P-Com also offers frame relay and integrated access products for network service providers to facilitate managed connections of end users to their network. The Company markets its systems and services to cellular and PCN/PCS service providers implementing microcellular networks and to companies offering local loop telecommunications services.

  The diagram set forth below illustrates the use of the Company's radio systems to connect base stations in a cellular or PCN/PCS application; the Company's systems are used in a similar manner in cellular networks.

                                    (logo)



  The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service utilizing the Company's point-to-point radio systems:

                                     (logo)



The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service utilizing the Company's point-to-multipoint radio systems. The Company believes its current solutions offer the following benefits:

                                    (logo)

  Commonality of Architecture. The Company's Tel-Link(R) systems employ a design architecture that is optimized for operation at millimeter wave and microwave frequencies. In contrast to most conventional radio systems, the Company's systems across this frequency range are identical in architecture, functionality and features, except for the final stage of the system which determines the transmit and receive frequencies. This degree of commonality assists P-Com in providing a range of products to customers that operate systems in numerous millimeter wave and microwave bands. Currently, the Company is shipping 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 28 GHz, 31 GHz, 38 GHz and 50 GHz systems. The common architecture employed in the Company's systems is designed to offer P-Com's customers lower overall cost of ownership and ease of system implementation through such benefits as reduced spare part inventories, common features and software across the family of systems, reduced training and easy integration into a network management system. The Tel-Link(R) systems employ a high level of circuit integration, with the concomitant advantages of fewer components and connections, less heat dissipation and reduced human involvement in production and testing.

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

  High Level of Software Functionality. The Tel-Link(R) architecture is designed to provide the Company's customers with a high level of functionality to facilitate operation of the systems. The configuration of the Company's systems, including setting the system's power and frequency and upgrading its capacity, can be performed via the keypad located on the IDU. The Company also offers proprietary Windows and SNMP-based software tools that permit a user to perform system configuration from a personal computer attached directly to the IDU or from any remote location accessed through a network management system. The capacity of the Company's systems can be upgraded through software, providing a greater degree of flexibility for customers. In contrast, conventional millimeter wave systems typically require mechanical adjustments and manual tuning on both the IDU and ODU, and their capacities cannot be upgraded using software. To date, the Company has not sold a significant amount of software separately.

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

  Comprehensive Services. The Company provides turnkey microwave relocation, engineering, path design, program management, installation and maintenance to the telecommunications industry. Such service packages assist in meeting the critical cost and timeline objectives demanded by the wireless industry. The Company's service division is designed to be involved in the aspects of system build-out, including such tasks as needs and objectives assessment, system and program planning, network engineering, operations, maintenance, frequency coordination and resolution of regulatory issues, management reporting, training, installation, commissioning and acceptance, and preparation of documentation. The Company provides these services either directly or through approved subcontractors.

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

(logo)


P-COM, INC. POINT-TO-MULTIPOINT PRODUCTS AS OF DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------
                  FREQUENCY                     INTERFACES   SUBSCRIBER DATA RATES     MODULATION SCHEME &
                                                                                          ACCESS METHOD
------------------------------------------------------------------------------------------------------------------
10 GHZ SYSTEMS*                                     E0       64 KBPS TO 20 MB/S              UP TO 64 QAM,
   Hub Radius:  up to 6 miles                       E1       TDM                             TDMA
                                                    E3
------------------------------------------------------------------------------------------------------------------
24 GHZ SYSTEMS                                      DS0      64 KBPS TO 155 MB/S             UP TO 64 QAM,
   HUB RADIUS:  UP TO 4 MILES                      ISDN      ATM & TDM                       FDMA, TDMA
                                                    DS1
                                                Frame Relay
                                                 MPEG - 2
                                                  10BaseT
                                                  DS - 3
                                                 155 Mbps
------------------------------------------------------------------------------------------------------------------
26 GHZ SYSTEMS*                                     E0       64 KBPS TO 20 MB/S              UP TO 64 QAM,
   Hub Radius:  up to 3.5 miles                     E1       TDM                             TDMA
                                                    E3
------------------------------------------------------------------------------------------------------------------
28/31 GHZ SYSTEMS*                                  DS0      64 KBPS TO 155 MB/S             UP TO 64 QAM,
 HUB RADIUS:  UP TO 3.5 MILES                      ISDN      ATM & TDM                       FDMA, TDMA
                                                    DS1
                                                Frame Relay
                                                 MPEG - 2
                                                  10BaseT
                                                  DS - 3
                                                 155 Mbps
------------------------------------------------------------------------------------------------------------------
38 GHZ SYSTEMS                                      DS0      64 KBPS TO 155 MB/S             UP TO 64 QAM,
 HUB RADIUS:   UP TO 3 MILES                       ISDN      ATM & TDM                       FDMA, TDMA
                                                    DS1
                                                Frame Relay
                                                 MPEG - 2
                                                  10BaseT
                                                  DS - 3
                                                 155 Mbps
------------------------------------------------------------------------------------------------------------------

__________________
*    Not currently available for shipment; prototype under development.

THE P-COM STRATEGY

  The Company's goal is to become a leading supplier of high performance radio systems (point-to-point and point-to-multipoint) operating in millimeter wave and spread spectrum microwave frequency bands, as well as related service offerings such as microwave relocation, installation and path design. The following are the key elements of its strategy to achieve this objective:

  Focus on Millimeter Wave and Spread Spectrum Microwave Market. The Company is designing its products specifically for the millimeter wave and spread spectrum microwave frequency band. The Company's core architecture is designed to optimize its systems for operation at millimeter wave and microwave frequencies. The Company currently ships 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, , 28 GHz, 31 GHZ, 38 GHz and 50 GHz systems. The Company is selling its systems primarily to cellular and PCN/PCS service providers who are implementing microcellular networks using Code Division Multiple Access (CDMA), Groupe Speciale Mobile (GSM), Time Division Multiple Access (TDMA) and Extended Time Division Multiple Access (E-TDMA), PTO companies offering local loop services and service companies providing alternative access are also users.

  Provide Ancillary Services in RF Engineering and System Construction. The Company offers turnkey microwave relocation services. These services move existing users of a specific radio frequency in order to clear the path for new users. In addition, the Company offers engineering, path design, program management, installation and maintenance. The Company believes this service business will provide it with many strategic advantages, including allowing it to develop strong relationships with decision makers early and maintain these relationships throughout the network buildout process.

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

  Leverage and Maintain Software Leadership. The Company seeks to differentiate its systems through the proprietary software embedded in the IDU and ODU and its Windows and SNMP-based software tools. This software is designed to allow the Company to deliver to customers a high level of functionality in a system that can be easily configured by the user to meet particular needs. In addition, the embedded software enables the capacity of the Company's systems to be easily upgraded. Software tools are also offered to facilitate network management of the system. The Company intends to continue its focus on software development in order to support increasing levels of functionality, ease of configuration and use of the Company's systems.

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

  Acquire Companies with Complementary Products and Services. The Company believes that acquisitions of companies with complementary products and services will allow the Company to expand the products and services that it offers to both its own customer base and to the customer bases of the acquired companies. The Company has acquired companies that offer spread spectrum radios, point-to-multipoint distribution systems currently under development, microwave relocation and system construction, wire-line access systems including advanced frame relay network management products and integrated services access platforms, engineering, program management and installation of wireless communications, cable and fiber optic systems. On March 28, 1998, the Company acquired substantially all of the assets of the Wireless Communications Group of Cylink Corporation, a Sunnyvale, California-based company (the "Cylink Wireless Group"). The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. In July 1998, the Company acquired the assets of Cemetel S.r.L., an Italian company engaged in the supply of engineering services to wireless telecommunication providers in Italy. This acquisition was not material to the Company's financial statements.

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

MILLIMETER WAVE AND MICROWAVE TECHNOLOGY

  Wireless transmission of voice, data and video traffic has become a desirable alternative to wired solutions due to its advantages in the ease and cost of implementation and maintenance. Since high frequency transmissions are best suited for shorter distances, microwave radio frequencies are typically used for communications links of 15 to 50 miles and millimeter wave radio frequencies for transmissions of up to 15 miles. In addition, the cost of millimeter wave radio systems and spread spectrum ISM band systems are generally less than that of microwave radio systems.

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

                                     (logo)

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

  The spread spectrum products use biphase shift keying (BPSK), minimal shift keying (MSK), quadrature phase shift keying (QPSK) or quadrature amplitude modulation (QAM) in the IDU. This signal is upconverted into a microwave frequency in the ODU, or in the case of some Airlink products, a single, stand-alone terminal can be installed indoors or outdoors. This signal is then routed to the antenna to be transmitted. The receiving antenna captures the signal power and routes it to the ODU. The ODU down converts the signal to be demodulated in the IDU.

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

 (logo)

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

  Outdoor Unit (ODU). The ODU consists of a lightweight, compact, integrated RF electronics enclosure which attaches to an antenna. The RF enclosure contains the electronics that convert and amplify the modulated signal received from the IDU. Typically, the ODU is installed outdoors on a tower or rooftop. The RF enclosure is connected to the antenna with the Company's proprietary waveguide transition that requires no alignment, tools or special techniques. It is secured to the antenna with quick release clips that typically allow an installer to replace the complete unit in less than five minutes. In addition, since the antenna mount is independent of the RF enclosure, replacement of the RF enclosure requires no realignment of the antenna. Airlink products, which operate at lower frequencies than Tel-Link systems, utilize cost-effective coaxial connections between the antenna and terminal.

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

  Airlink Products. Airlink products operate at data rates between 19.2 kbps and
2.048 Mbps at 2.4 GHz and 5.8 GHz.

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

                                           P-COM, INC. PRODUCTS AS OF DECEMBER 31, 1998
==========================================================================================================================
                                                                      NUMBER OF LINES;             NUMBER OF
                  FREQUENCY                         STANDARD             DATA RATES             VOICE CHANNELS
--------------------------------------------------------------------------------------------------------------------------
SPREAD SPECTRUM:
----------------------------------------------
  2.4 GHz SYSTEMS                               E1                 1, 2*, 3*, 4*                 30, 60, 90, 120
     Distance: Up to 50 miles                   T1                 1, 2*, 3*, 4*                 24, 48, 72, 96
     List Price: $15,000-$62,000                Data               19.2 Kbps-2 Mbps
--------------------------------------------------------------------------------------------------------------------------
  5.7 GHZ SYSTEMS                               E1                 1, 2*, 3*, 4*                 30, 60, 90, 120
     Distance: Up to 35 miles                   T1                 1, 2*, 3*, 4*                 24, 48, 72, 96
     List Price: $19,000-$70,000                Data               56 Kbps-2 Mbps
--------------------------------------------------------------------------------------------------------------------------
  LICENSED FREQUENCIES:
----------------------------------------------
  7 GHz SYSTEMS                                 E1                 1, 2, 4, 8, 16                30, 60, 120, 240, 480
     Distance: Up to 35 miles                   E3*                1                             480
     List Price: $32,000-$94,000                T1+                1, 4, 8, 16                   24, 96, 192, 384
                                                T3+                1                             672
                                                Data++             3 x 64 Kbps
--------------------------------------------------------------------------------------------------------------------------
  13/14/15 GHZ SYSTEMS                          E1                 1, 2, 4, 8, 16                30, 60, 120, 240, 480
     Distance: Up to 15 miles                   E3*                1                             480
     List Price: $30,000-$93,000                T1+                1, 4, 8, 16                   24, 96, 192, 384
                                                T3+                1                             672
                                                Data++             3 x 64 Kbps
--------------------------------------------------------------------------------------------------------------------------
  18/23/26 GHZ SYSTEMS                          E1                 1, 2, 4, 8, 16                30, 60, 120, 240, 480
     Distance: Up to 10 miles                   E3*                1                             480
     List Price: $27,000-$82,000                T1                 1, 4, 8, 16                   24, 96, 192, 384
                                                T3                 1                             672
                                                Data++             3 x 64 Kbps
--------------------------------------------------------------------------------------------------------------------------
  38 GHZ SYSTEMS                                E1                 1, 2, 4, 8, 16                30, 60, 120, 240, 480
     Distance: Up to 6 miles                    E3*                1                             480
     List Price: $24,000-$73,000                T1                 1, 4, 8, 16                   24, 96, 192, 384
                                                T3                 1                             672
                                                Data               3 x 64 Kbps
-------------------------------------------------------------------------------------------------------------------------
  50 GHZ SYSTEMS                                E1                 1, 2, 4, 8*, 16*              30, 60, 120, 240, 480
     Distance: Up to 3 miles                    Data++             3 x 64 Kbps
     List Price: $30,000-$75,000
==========================================================================================================================

_______________________
*     Not currently available for shipment; prototypes under development.
+ Not currently available for shipment; prototypes to be developed based on customer demand, if any.
++    Currently available for shipment; no orders yet received.

  Wireline Access Products. The Company's wireline access products are designed and manufactured by the wholly-owned subsidiary, Control Resources Corporation. They are based on advanced architectures to provide proactive management, real time and historic performance data capture and flexible cost effective configurations for complex network requirements. Current NetPath products operate from 56 Kbps DDS service through 1.544 Mbps T1 service. The NetPath integrated access platform product can support multiple high speed access links and can internally transfer data at up to 1 Gbps. Products are managed using Telnet, VT100 and SNMP and have integrated ISDN interfaces and analog modems. The following products are currently being shipped or are currently available for shipment:

               =================================================================================
                     PRODUCT                       APPLICATION                  ACCESS RATES
               ---------------------------------------------------------------------------------
                    NetPath 64             Managed Frame Relay Access          56 and 64 Kbps
                    NetPath 100            Managed Frame Relay Access          F/T1 to T1
                    NetPath 400            Integrated Access                   1 to 4 T1
               =================================================================================

  Technosystem Products. The Company also designs, manufactures and markets equipment transmitters and transponders for television and radio broadcasting through its subsidiary, Technosystem, S.p.A. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links.

 Products Under Development

  Point-to-Multipoint Communications Systems. P-Com is currently field testing point-to-multipoint systems to provide bandwidth management, increased spectral efficiency, comprehensive network management, increased user and network interfaces, and lower cost. The system is being developed to be highly scalable, and to accommodate hub and remote site growth. The Company intends to offer cost effective, highly efficient modulation schemes such as 32 and 64 QAM at millimeter wave frequencies. There can be no assurance that the Company will be able to successfully develop the point-to-multipoint systems or that such products will achieve market acceptance. To date, no point-to-multipoint systems have been shipped for revenue.

 Services

  P-Com, through its P-Com Network Services subsidiary ("Network Services"), provides telecommunication service offerings covering the complete spectrum, available as a turn-key package or as individual services. Network Services performs and manages every aspect of wired or wireless system build-outs, from initial system and path planning through network optimization and maintenance. Network services also provides tower design, fabrication and construction.
For the switching environment, Network Services offers all the resources necessary for the installation of central office equipment.

  Network Services' professional staff have managed the design and construction of both wired and wireless telecommunications systems of all sizes and complexity throughout the United States, United Kingdom, Italy and in some 25 countries around the world. Network Services has an operational presence throughout the United States, United Kingdom and Italy with over 350 personnel dedicated to serving our customer requirements. Network Services' customers are comprised of some of the largest telecommunications companies in the world including AT&T, BellSouth, Bell Atlantic, Sprint, Winstar, Orange PCS, Cellnet, Mercury 1-2-1, and WIND. Other customers also include major communications equipment manufacturers including Alcatel, NEC, Harris, Ericsson, Tellabs and others.

 SALES AND MARKETING

  The Company's sales and marketing efforts are headquartered in the Company's executive offices in Campbell, California. The Company has established and staffed a sales and customer support facility in the United Kingdom that serves as a base for the European market. Internationally, the Company uses a variety of sales channels, including system providers, OEMs, dealers and local agents, as well as selling directly to its customers. The Company has sales offices or personnel located in China, England, France, Germany, Italy, Mexico, Poland, Turkey and United Arab Emirates, and has worldwide OEM agreements with Lucent Technologies, Fujitsu and Italtel. In addition, the Company has established agent relationships in numerous other countries in the Asia/Pacific region and in South America and Europe. In the United States, the Company utilizes both direct sales and OEM channels.

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

CUSTOMERS

  The Company's principal customers currently include network operators, which incorporate the Company's systems into networks to deliver communications services directly to consumers, and system providers, which incorporate the Company's systems into networks to be sold to network operators, that in turn provide communications services directly to consumers. Certain customers may act as both network operators and system providers depending on the circumstances.

 Network Operators

  These users include regulated and non-regulated providers of wireless voice, data and video services to corporate and individual customers. Current and potential applications include cellular and PCN/PCS networks (CDMA, TDMA, GSM and E-TDMA), PTO/local loop service, network interconnections and access to long distance networks. For cellular and PCN/PCS applications, users of P-Com's systems in a single cellular service area may include multiple PCN/PCS providers, wireline cellular service operators, non-wireline cellular service operators and alternate service providers.

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

  The following list represents certain customers from which the Company has generated revenues since the beginning of 1998:

       =================================================================================================
                          INTERNATIONAL                                   DOMESTIC
       -------------------------------------------------------------------------------------------------
         Bosch Telecom GmbH                                   Advanced Radio Telecom Corporation
         Cable and Wireless Communication                     AT&T Wireless Services
         Ericsson Limited                                     Bell Atlantic Corp.
         Esmartel House                                       Bellsouth Mobility
         Fareastone                                           FM Associates
         Ficomp System, Inc.                                  Horizon Technologies, LLC
         Fujitsu Limited                                      IBM
         Gentec                                               Larscom Incorporated
         GMA Network                                          Lucent Technologies, Inc.
         Jonmag Group                                         PrimeCo Personal Communications
         Lucent Technologies International, Inc.              Sprint Spectrum
         Mercury One-2-One Personal                           Teleport Communications Group
           Communications                                     Tellabs Operations, Inc.
         Norweb Communications                                WinStar Communications, Inc.
         Orange Personal Communications
           Services
         Siemens (Italtel) Limited
         Transasia Telecommunications
         Teleport Communications Group
         TSY Poland
       ================================================================================================

  For the year ended December 31, 1998, approximately two hundred customers accounted for substantially all of the Company's sales, and one customer individually accounted for over 10% of the Company's 1998 sales. In 1997, the Company had two customers, which individually accounted for over 10% of the Company's sales. Sales to Orange Personal Communications Services accounted for approximately 23% of the Company's sales in 1998, and sales to Orange Personal Communications Services and WinStar Wireless, Inc. accounted for approximately 15% and 11% of the Company's sales, respectively, in 1997. As of December 31, 1998, six customers accounted for over 59% of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1998. The breakdown of net sales by geographic customer destination are as follows (in thousands):


                                        1998           1997           1996
                                   ------------   -------------   ------------
     Sales:
       United States                $   41,597     $    70,312     $  39,530
       United Kingdom                   71,399          69,201        52,415
       Europe                           44,790          45,061        25,170
       Africa                           19,104           6,323             -
       Asia                             18,322          15,548         3,422
       Other geographic region            (268)         14,257           416
                                   -----------     -----------     ---------
        Totals                      $  194,944     $   220,702     $ 120,953
                                   ===========     ===========     =========

  The Company anticipates that, at least for the near term, it will continue to sell its radio systems to an expanding, but still relatively small, group of customers. Many of the Company's customers are implementing new networks and may require additional capital to implement fully their planned networks, e.g. Fareastone, Mercury One-2-One Personal Communications, Orange Personal Communications Services and WinStar Wireless, Inc. The Company's ability to achieve or increase its sales in the future will depend in significant part upon its ability to obtain and fulfill orders from existing and new customers and maintain relationships with and provide support to existing and new customers. Equally important is its ability to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and shipment delivery dates. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain and support existing customers or to attract new customers.

  The Company's backlog was approximately $75.0 million as of December 31, 1998, as compared to approximately $65.2 million as of December 31, 1997. The increase is primarily due to the expansion of the Company's presence in its international market. The Company includes in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1998 can be canceled since orders are often made substantially in advance of shipment, and most of the Company's contracts provide that orders may be canceled with limited or no penalties up to a specified period (generally 60 to 90 days) before shipment, and in some cases at any time. Therefore, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment.

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

  The Company also relies on outside vendors to manufacture certain components and subassemblies used in the production of the Company's radio systems. Certain components, subassemblies and services necessary for the manufacture of the Company's systems are obtained from a sole supplier or a limited group of suppliers. In particular, Eltel Engineering S.r.L. and Associates, Milliwave and Xilinx, Inc. are sole source or limited source suppliers for critical components used in the Company's radio systems. The Company intends to reserve its internal manufacturing capacity for new products and products manufactured in accordance with a customer's custom specifications or expedited delivery schedule. Therefore, the Company's internal manufacturing capability for standard products is very limited, and the Company intends to rely on contract manufacturers for high volume manufacturing. There can be no assurance that the Company's internal manufacturing capacity and that of its contract manufacturers will be sufficient to fulfill the Company's orders. Failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost effective basis could damage relationships with customers and have a material adverse effect on the Company's business, financial condition and operating results.

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

RESEARCH AND DEVELOPMENT

  The Company has a continuing research and development program in order to enhance its existing systems and related software tools and to introduce new systems. The Company invested approximately $41.5 million, $29.1 million and $20.2 million in 1998, 1997 and 1996, respectively, in research and development efforts and expects to continue to invest significant resources in research and development, including new product development and acquisitions.

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

COMPETITION

  The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, Bosch Telekom, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation--Farinon Division, NEC, Nokia Telecommunications, Nortel/BNI, Philips T.R.T., SIAE, Siemens and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

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

INTELLECTUAL PROPERTY

  The Company relies on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. The Company currently holds eight U.S. patents. The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others.

EMPLOYEES

  As of December 31, 1998, the Company had a total of 995 employees, including 498 in operations, 176 in research and development, 135 in sales and marketing, 39 in quality assurance and 147 in administration. The Company believes its future results of operations will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

-------------------------------------------------------------------------------------------------------------
 Location of Leased                     Functions               Square Footage                 Date
   Facility (1)                                                                            Lease Expires
-------------------------------------------------------------------------------------------------------------
HEADQUARTERS                         Administration
                                 Sales/Customer Support             61,000                September 2000
Campbell, CA                           Engineering
USA                                   Manufacturing
-------------------------------------------------------------------------------------------------------------
Campbell, CA                          Manufacturing                 25,000                September 2002
-------------------------------------------------------------------------------------------------------------

San Jose, CA                            Warehouse                   34,000                December 1999
-------------------------------------------------------------------------------------------------------------
Redditch, England                Sales/Customer Support              5,500                  June 2005
-------------------------------------------------------------------------------------------------------------

Watford, England                  Research/Development               7,500                  April 2008
-------------------------------------------------------------------------------------------------------------
Redditch, England                       Warehouse                    6,800                September 1999
-------------------------------------------------------------------------------------------------------------
                                     Administration
Vienna, VA                       Sales/Customer Support             15,000                  April 2002
-------------------------------------------------------------------------------------------------------------
Sterling, VA                         Administration                 15,000                September 1999
-------------------------------------------------------------------------------------------------------------
Orange, CA                              Warehouse                    3,400                  April 1999
-------------------------------------------------------------------------------------------------------------
                                     Administration
Northants, England               Sales/Customer Support              5,290                 August 2011
-------------------------------------------------------------------------------------------------------------
                                     Administration
Essex, England                   Sales/Customer Support              8,000                September 2007
-------------------------------------------------------------------------------------------------------------
                                     Administration
                                 Sales/Customer Support
                                       Engineering
Fair Lawn, NJ                         Manufacturing                 43,700                  June 2005
-------------------------------------------------------------------------------------------------------------
                                                                                          September 2000
                                                                                     (may be canceled with a
Frankfurt, Germany                      Warehouse                   11,000              six month advance
                                                                                             notice)
-------------------------------------------------------------------------------------------------------------
Melbourne, Florida                Research/Development              36,250                  June 2001
-------------------------------------------------------------------------------------------------------------
Beijing, China                   Sales/Customer Support              3,500                  March 2000
-------------------------------------------------------------------------------------------------------------
Dubai, United Arab Emirates      Sales/Customer Support              4,000                 October 1999
-------------------------------------------------------------------------------------------------------------
Mexico City, Mexico              Sales/Customer Support              4,050                   May 1999
-------------------------------------------------------------------------------------------------------------
Singapore, Singapore             Sales/Customer Support              1,050                September 2000
-------------------------------------------------------------------------------------------------------------
                                     Administration
Rome, Italy                      Sales/Customer Support             27,000                 October 2001
                                       Engineering
                                      Manufacturing
-------------------------------------------------------------------------------------------------------------
Rome, Italy                             Warehouse                    2,000                  June 2001
-------------------------------------------------------------------------------------------------------------

(1) All locations support product sales except Vienna, VA.; Sterling, VA.; Northants, England; and Essex, England which support service sales.

  P-Com Italia ("Geritel") owns and maintains its corporate headquarters in Tortona, Italy. This facility, approx-imately 36,000 square feet, contains design, test, manufacturing, mechanical and warehouse functions. Geritel also maintains a sales and sales support facility in France. The French sales and sales support facility is approximately 950 square feet.

  Cemetel S.p.A. owns and maintains its corporate headquarters in Carsoli, Italy. This facility, approximately 28,800 square feet, contains corporate, administration, sales, customer support, engineering and warehousing facilities.

  The Company's facilities are fully utilized. The Company believes that these facilities are adequate to meet its current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

  On September 23, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Leonard Vernon and Gayle
M. Wing on behalf of themselves and other P-Com stockholders who purchased or otherwise acquired its common stock between April 15, 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of its officers and directors. The complaint seeks unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

  On October 16, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Terry Sommer on behalf of herself and other P-Com stockholders who purchased or otherwise acquired common stock between April 1, 1998 and September 11, 1998. The plaintiff alleges various state securities laws violations P-Com and certain of its officers. The complaint seeks unquantified compensatory and other damages, attorneys' fees and injunctive and/or equitable relief.

  On October 20, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Leo Rubin on behalf of himself and other stockholders who purchased or otherwise acquired its common stock between April 15, 1997 and September 11, 1998. This complaint is identical in all relevant respects to that filed on September 23, 1998, which is described above, other than the fact that the plaintiffs are different.

  On October 26, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Betty B. Hoigaard and Steve Pomex on behalf of themselves and other P-Com stockholders who purchased or otherwise acquired its common stock between April 15, 1997 and September 11, 1998. This complaint is identical in all relevant respects to that filed on September 23, 1998, which is described above, other than the fact that the plaintiffs are different.

  On October 27, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Judith Thurman on behalf of herself and other P-Com stockholders who purchased or otherwise acquired its common stock between April 15, 1997 and September 11, 1998. This complaint is identical in all relevant respects to that filed on September 23, 1998, which is described above, other than the fact that the plaintiffs are different.

  On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On January 15, 1999, the plaintiffs filed a consolidated amended class action complaint superceding all of the foregoing complaints. On March 1, 1999, defendants filed a demurrer to the consolidated amended complaint and each cause of action stated therein. The demurrer is set for hearing by the court on May 13, 1999.

 Federal Actions

  On November 13, 1998, a putative class action complaint was filed in the United States District Court, Northern District of California, by Robert Schmidt on behalf of himself and other P-Com stockholders who purchased or otherwise acquired its common stock between April 15, 1997 and September 11, 1998. The plaintiff alleged violations of the Securities Exchange Act of 1934 by P-Com and certain of its officers and directors. The complaint sought unquantified compensatory damages, attorneys' fees and injunctive and/or equitable relief. On January 26, 1999, the plaintiff voluntarily dismissed the Schmidt action. The court entered an order dismissing the action without prejudice on January 29, 1999.

  On December 3, 1998, a putative class action complaint was filed in the United States District Court, Northern District of California, by Robert Dwyer on behalf of himself and other P-Com stockholders who purchased or otherwise acquired its common stock between April 15, 1997 and September 11, 1998. The plaintiff alleged violations of the Securities Exchange Act of 1934 by P-Com and certain of its officers and directors. The complaint sought unquantified compensatory damages, attorneys' fees and injunctive and/or equitable relief. On December 22, 1998 and

February 2, 1999, the plaintiff sought to voluntarily dismiss this action. On February 11, 1999, the court entered an order dismissing the action without prejudice.

  All of these proceedings are at a very early stage and the Company is unable to speculate as to their ultimate outcomes. However, the Company believes the claims in the complaints are without merit and intend to defend against them vigorously. An unfavorable outcome in any or all of them could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in the Company's favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management, either of which may have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
  None.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

  The executive officers and directors of the Company, their ages as of March 31, 1999, and their positions and their backgrounds are as follows:

                    NAME                     AGE                                POSITION
                    ----                     ----    ----------------------------------------------------
    George P. Roberts......................    66    Chairman of the Board and Chief Executive Officer

    Pier Antoniucci........................    57    President and Chief Operating Officer

    Michael J. Sophie......................    41    Chief Financial Officer, Vice President, Finance and
                                                     Administration

    John R. Wood...........................    43    Senior Vice President, Advanced Technologies

    Kenneth E. Bean, III...................    42    Senior Vice President, Quality Assurance

    Gill Cogan.............................    47    Director

    John A. Hawkins........................    38    Director

    M. Bernard Puckett.....................    53    Director

    James J. Sobczak.......................    57    Director

BACKGROUND

  The principal occupations of each executive officer and director of the Company for at least the last five years are as follows:

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

  Mr. Cogan has served as a Director of the Company since November 1993. Since January 1994, Mr. Cogan has been a Principal of Weiss, Peck & Greer, L.L.C., an investment company, and since 1990, he has been a general partner of Weiss, Peck & Greer Venture Partners, L.L.C., a private venture capital investment firm. From August 1986 to November 1990, Mr. Cogan was a partner of Adler & Company, a venture capital group specializing in technology-related investments. From 1983 to 1985, Mr. Cogan was Chairman and Chief Executive Officer of Formtek, an imaging and data management computer company. Mr. Cogan serves as a director of Electronics for Imaging, Inc., Integrated Packaging Assembly Corporation and several private companies. Mr. Cogan holds a B.S. in Physics and an M.B.A. from the Graduate School of Management at the University of California--Los Angeles.

  Mr. Puckett has served as a Director of the Company since May 1994. From June 1995 to January 1996, he was President and Chief Executive Officer of Mobile Telecommunication Technologies Corp. ("Mtel"), a telecommunications corporation. From January 1994 to May 1995, Mr. Puckett was President and Chief Operating Officer of Mtel. From June 1993 to December 1993, Mr. Puckett was Senior Vice President, Corporate Strategy and Development for IBM. Between September 1967 and June 1993, Mr. Puckett served in various management and marketing positions at IBM. Mr. Puckett currently serves as a director of Nielson Media Research (formerly known as Cognizant Corp.), R.R. Donnelley & Sons and Software.com.
Mr. Puckett holds a B.S. in Mathematics from the University of Mississippi.

  Mr. Hawkins has served as a Director of the Company since September 1991. Since August 1995, Mr. Hawkins has been a General Partner of Generation Capital Partners, L.P., a private equity firm. From May 1992 to July 1995, he was a general partner of certain venture capital funds associated with Burr, Egan, Deleage & Co., a venture capital company. From November 1987 to May 1992, Mr. Hawkins was an Associate with Burr, Egan, Deleage & Co. He is currently a limited partner of certain venture capital funds associated with Burr, Egan, Deleage & Co. Mr. Hawkins serves as a director of PixTech, Inc., a manufacturer of flat panel displays, and several private companies. Mr. Hawkins holds an M.B.A. from the Harvard Graduate School of Business Administration and a B.A. in English Literature from Harvard University.

  Mr. Sobczak has served as a Director of the Company since April 1997. Since 1991, Mr. Sobczak has been the President of Telecommunications Education and Research Network, Inc. ("TERN"), a non-profit company that manages a broadband network providing research and education support to over 35 universities. Additionally, since 1993, Mr. Sobczak has taught graduate courses in telecommunications at the University of Pittsburgh and, from 1993 to 1995, was a lecturer in the Carnegie Mellon University executive education program. Between 1970 and 1990, he served in various management and marketing positions at Bank of America, Ford Motor Co., Contel ASC and Westinghouse Communications. Mr. Sobczak serves on the Board of Directors of one private company. Mr. Sobczak holds an M.B.A. and a B.S. in Electrical Engineering from the University of Detroit.

  Board Committees and Meetings

  The Board of Directors held fifteen (15) meetings and acted by unanimous written consent three (3) times during the fiscal year ended December 31, 1998 (the "1998 Fiscal Year"). The Board of Directors has an Audit Committee and a Compensation Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board on which such director served during the 1998 Fiscal Year.

  The Audit Committee currently consists of two directors, Mr. Cogan and Mr. Puckett, and is primarily responsible for approving the services performed by the Company's independent auditors and reviewing their reports regarding the Company's accounting practices and systems of internal accounting controls. The Audit Committee held four (4) meetings during the 1998 Fiscal Year.

  The Compensation Committee currently consists of two directors, Mr. Cogan and Mr. Hawkins, and is primarily responsible for reviewing and approving the Company's general compensation policies and setting compensation levels for the Company's executive officers. The Compensation Committee also has the exclusive authority to administer the Company's Employee Stock Purchase Plan and the Company's 1995 Stock Option/Stock Issuance Plan and to make option grants thereunder. The Compensation Committee acted by unanimous written consent twenty-two (22) times during the 1998 Fiscal Year.

  Director Compensation

  Board members do not receive cash compensation for their services as directors.

  Under the Automatic Option Grant Program contained in the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), each individual who first joins the Board as a non-employee director any time after February 1, 1996 will receive, at the time of such initial election or appointment, an automatic option grant, to purchase 40,000 shares of Common Stock, provided such person has not previously been in the Company's employ. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee Board member, whether or not such individual is standing for re-election at that particular Annual Meeting, will be granted an option to purchase 4,000 shares of Common Stock, provided such individual has not received an option grant under the Automatic Option Grant Program within the preceding six months. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to the fair market value per share of the Company's Common Stock on the grant date, and will have a maximum term of ten
(10) years, subject to earlier termination should the optionee cease to serve as a Board of Directors member.

  On May 18, 1998, the date of the 1998 Annual Stockholders Meeting, each of the non-employee Board members, Messrs. Cogan, Hawkins, Puckett and Sobczak, received an automatic option grant to purchase 4,000 shares of Common Stock.
The exercise price per share in effect under each such option was $19.25, the fair market value per share of Common Stock on the grant date. Each of the options was immediately exercisable for all the option shares, but any shares purchased under the option would be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each option grant was to vest in a series of eight (8) successive equal quarterly installments upon the optionee's completion of each successive three (3)-month period of Board service over the twenty-four (24)-month period measured from the grant date.

  On July 31, 1998, each of the option grants made under the Automatic Grant Program on May 18, 1998 with an exercise price of $19.25 per share was cancelled, and a new option for 4,000 shares was granted to each of the four non-employee Board members with an exercise price of $5.8125 per share, the fair market value per share of Common Stock on the grant date of the new option. Each of the new options is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each new option will vest in a series of eight (8) successive equal quarterly installments upon the optionee's completion of each successive three (3)-month period of Board service over the twenty-four (24)-month period measured from the July 31, 1998 grant date.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol PCMS. The following table sets forth the range of high and low closing sale prices, as reported on the Nasdaq National Market for each quarter since the consummation of the Company's initial public offering on March 3, 1995. At March 18, 1999, the Company had approximately 550 holders of record of its Common Stock and approximately 48,944,270 shares outstanding.

                                            Price Range of
                                             Common Stock
                                           High         Low
                                           ----         ---
Year Ending December 31, 1996
      First Quarter                        $10.07      $ 7.00
      Second Quarter                        18.00        9.75
      Third Quarter                         17.94        9.44
      Fourth Quarter                        16.88       10.16

Year Ending December 31, 1997
      First Quarter                        $19.44      $13.00
      Second Quarter                        17.41       12.69
      Third Quarter                         26.13       16.13
      Fourth Quarter                        29.38       13.63

Year Ending December 31, 1998
      First Quarter                        $21.13      $15.56
      Second Quarter                        20.50        8.88
      Third Quarter                          8.81        2.38
      Fourth Quarter                         4.38        2.50

  To date, the Company has not paid any cash dividends on shares of its Common Stock. The Company currently anticipates that it will retain any available funds for use in the operation of its business, and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of several of the Company's agreements prohibit the Company from paying any dividends without the prior approval of the other parties named therein.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                Year Ended December 31,
                                                    1998               1997              1996              1995             1994
                                               --------------     -------------     -------------     -------------     -----------
                                                                          (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales
  Product                                         $151,347           $190,545         $101,853           $ 52,856         $ 19,198
  Service                                           43,597             30,157           19,100             11,607           10,402
                                               ---------------    ---------------   --------------    --------------    -----------
    Total sales                                    194,944            220,702          120,953             64,463           29,600
                                               ---------------    ---------------   --------------    --------------    -----------

Cost of sales
  Product                                          113,498            110,267          60,362              29,949           11,517
  Service                                           30,777             18,968          13,696               7,507            7,297
                                               ---------------    ---------------   --------------    --------------    -----------
    Total cost of sales                            144,275            129,235          74,058              37,456           18,814
                                               ---------------    ---------------   --------------    --------------    -----------

  Gross profit                                      50,669             91,467          46,895              27,007           10,786
                                               ---------------    ---------------   --------------    --------------    -----------
Operating expenses:
  Research and development                          41,473             29,127           20,163            12,284             7,978
  Selling and marketing                             22,020             15,696            7,525             4,837             3,275
  General and administrative                        24,965             14,741           10,178             5,573             4,903
  Goodwill amortization                              6,692              2,207              105                 -                 -
  Restructuring charges                              4,332                  -                -                 -                 -
  Acquired in-process research and
   development                                      15,442                  -                -                 -                 -
                                               ---------------    ---------------   --------------    --------------    ----------
   Total operating expenses                        114,924             61,771           37,971            22,694            16,156
                                               ---------------    ---------------   --------------    --------------    ----------
Income (loss) from operations                      (64,255)            29,696            8,924             4,313            (5,370)
Interest and other income (expense), net            (7,903)               247              906               167              (249)
                                               ---------------    ---------------   --------------    --------------    -----------
Income (loss) before extraordinary
  item and income taxes                            (72,158)            29,943            9,830             4,480            (5,619)
Provision (benefit) for income taxes               (11,501)            11,052              956               761               338
                                               ---------------    ---------------   --------------    --------------    -----------
Income (loss) before extraordinary item            (60,657)            18,891            8,874             3,719            (5,957)
Extraordinary item: retirement of Notes              5,333                  -                -                 -                 -
                                               ---------------    ---------------   --------------    --------------    -----------
Net income (loss)                                  (55,324)            18,891            8,874             3,719            (5,957)
Charge related to preferred stock discount          (1,839)                 -                -                 -                 -
                                               ---------------    ---------------   --------------    --------------    -----------
Net income (loss) applicable to holders
  of Common Stock                                 $(57,163)          $ 18,891         $  8,874           $ 3,719          $ (5,957)
                                                ==============    ===============   ==============    ==============    ===========
Basic income (loss) per share (1):
  Income (loss) before extraordinary item         $  (1.44)          $   0.45         $   0.23           $  0.11          $  (1.08)
  Extraordinary item                                  0.12                  -                -                 -                 -
                                               ---------------    ---------------   --------------    --------------    -----------
  Net income (loss)                               $  (1.32)          $   0.45         $   0.23           $  0.11          $  (1.08)
                                               ===============    ===============   ==============    ==============    ===========
Diluted income (loss) per share (1):
  Income (loss) before extraordinary item         $  (1.44)          $   0.43         $   0.22           $  0.11          $  (1.08)
  Extraordinary item                                  0.12                  -                -                 -                 -
                                               ---------------    ---------------   --------------    --------------    -----------
  Net income (loss)                               $  (1.32)          $   0.43         $   0.22           $  0.11          $  (1.08)
                                               ===============    ===============   ==============    ==============    ===========
Shares used in per share computation:
Basic                                               43,254             42,175           38,762            32,645             5,521
                                               ===============    ===============   ==============    ==============    ===========
Diluted                                             43,254             44,570           40,607            34,853             5,521
                                               ===============    ===============   ==============    ==============    ===========

                                                                                        December 31,
                                                    1998             1997             1996                1995              1994
                                                  --------         --------         --------            -------           --------
                                                                                       (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                         $ 29,241           $ 88,145         $ 42,226           $ 8,871          $  1,593
Working capital                                     81,108            174,635           90,811            38,473             3,755
Total assets                                       314,358            305,521          155,452            62,964            18,393
Long-term debt                                      92,769            101,690              914               491             1,198
Mandatorily Redeemable Preferred Stock              13,559                  -                -                 -                 -
Retained earnings (accumulated deficit)            (38,783)            18,380             (511)           (9,360)          (13,119)
Stockholders' equity                               106,550            148,297          112,479            47,258             6,028

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts.

(2) All financial information presented in this Annual Report on Form 10-K has been restated to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling-of-interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling-of-interests transactions on November 27, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "--Certain Factors Affecting the Company" contained in this Item 7 and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following information reflects a change in the original accounting for the purchase price allocation for the March 1998 acquisition of the Wireless Communications Group of Cylink Corporation (the Cylink Wireless Group) and amortization of the related goodwill and other intangible assets purchased for the nine months since the acquisition.

 OVERVIEW

  P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. All financial information presented in this Annual Report on Form 10-K has been presented to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling-of-interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling-of-interests transactions on November 27, 1997. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, and the Company also provides software and related services for these products. Additionally, the Company offers turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. The Company is currently field testing and further developing a range of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries.

  The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. The Company was in the development stage until October 1993. From October 1993 through December 31, 1998, the Company generated sales of approximately $649.8 million, of which $415.6 million, or 64% of such amount, was generated in the twenty-four months ended December 31, 1998. From inception to the end of 1998, the Company had generated an accumulated deficit of approximately $38.8 million. The decrease in retained earnings from $18.4 million in 1997 to an accumulated deficit of $38.8 million in 1998 was due primarily to the net loss of $55.3 million in 1998 which included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. For additional information regarding the acquisition, please see "Results of Operations-Acquisitions". In addition to these charges, the net loss was also due to a downturn and slowdown in the telecommunications equipment industry as a whole in the second half of the year, in part due to the economic turmoil in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, as compared to prior quarters, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November 1998 and increased its inventory reserves and allowance for doubtful accounts and wrote down certain of its facilities, fixed assets and goodwill in the third quarter of 1998.

  Due to many factors, including the Company's limited operating history and limited resources, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first half of 1998, both the Company's sales and operating expenses increased rapidly. During the remainder of 1998, the Company's operating expenses continued to increase, while the Company's sales declined sharply. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. In fact, during the third quarter of 1998, the Company experienced a significant decrease in sales. Although the fourth quarter showed an improvement, the Company had not recovered from the downturn and sales remained sluggish. In recent quarters, the Company has been experiencing higher than normal price declines. The declines in prices have a downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. Though the Company is taking measures to reduce operating expenses, the Company intends to continue to invest in its operations, particularly to support product development and the marketing and sales of recently introduced products. As such, there can be no assurance that operating expenses will not continue to increase in 1999 as compared to 1998.
If the Company's sales do not correspondingly increase, the Company's results of operations would continue to be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

  During the second half of 1997 and the first half of 1998, the Company significantly expanded the scale of its operations to support potential market opportunities and to address critical infrastructure and other requirements. This expansion included the opening of sales offices in the United Arab Emirates, Singapore, China and Mexico, the acquisition of the assets of the Cylink Wireless Group, significant investments in research and development to support product development and services, and the hiring of additional personnel in all functional areas, including sales and marketing, finance, manufacturing and operations. Because the Company's sales did not correspondingly increase during the second half of the year, the Company's results of operations were materially adversely affected and the cost reduction program was initiated. The Company raised gross proceeds of $15 million through the issuance of convertible preferred stock and warrants in December 1998. The Company retired approximately $40 million of its 4 1/4% convertible promissory notes between December 1998 and February 1999 through the issuance of 5,279,257 shares of Common Stock.

YEARS ENDED 1998, 1997 AND 1996

  Sales. Sales consist of revenues from radio systems and bundled software tools and service offerings. The Company generated revenues from the sale of its 38 GHz radio systems commencing in October 1993, 50 GHz radio systems commencing in September 1994, 23 GHz radio systems commencing in January 1995, 15 GHz radio systems commencing in June 1996, 2.4 and 5.7 GHz spread spectrum radio systems commencing in September 1996, 13 GHz radio systems commencing in November 1996, 26 GHz radio system commencing in July 1997, 7 and 18 GHz radio systems commencing in September 1997 and service offerings in March 1997. In 1998, the Company generated revenues from the sale of its 1U (one unit, approximately
1.75 inches in height) enhanced IDU and 28 GHz radio system commencing in April 1998, Cluster Network Manager commencing in May 1998, SNMP commencing in June 1998, Airpro commencing in October 1998, and NMS Proxy Controller commencing in November 1998.

  In 1998, 1997 and 1996, sales were approximately $194.9 million, $220.7 million, and $121.0 million, respectively. The 12% decrease in sales from 1997 to 1998 was primarily due to the market slowdown for the Company's Tel-Link product line and a downturn and slowdown in the telecommunication equipment industry segment, due in particular to the economic turmoil in Asia and surplus capacity in the industry. The increase in sales from 1996 to 1997 was primarily due to increased volume of 38 and 23 GHz radio systems to new and existing customers and, to a lesser extent, sales from products acquired in recent acquisitions, and from service offerings. In 1998, one customer accounted for 23% of sales. In 1997, two customers accounted for an aggregate of 26% of sales.

  Product sales for 1998 decreased approximately $39.2 million or 21% during the year as compared to an increase of approximately $88.7 million or 87% during 1997. Product sales represented approximately 78%, 86% and 84% of sales in 1998, 1997 and 1996, respectively. The decrease in product sales in 1998 was primarily due to the slowdown in the telecommunication equipment industry in the second half of the year and declining prices as a result of the Pacific Rim currency crisis and surplus capacity in the industry. Product sales growth in 1997 was attributable to strong year-over-year growth of the 38 and 23 GHz radio systems and to the Company's acquisitions. Service sales for 1998 increased approximately $13.4 million or 45% over the prior year as compared to approximately $11.1 million or 58% during 1997. Service sales represented 22%, 14% and 16% of sales in 1998, 1997 and 1996 respectively. The increase in service sales in 1998 was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force. The increase in service sales in 1997 was due to the acquisition of CSM. All service sales in 1996 were from acquisitions in 1997 and 1998 which were accounted for as poolings-of-interest. Under the pooling-of-interest method of accounting, the consolidated financial statements are restated to present the results of the combined companies as if they had been combined since inception.

  Historically, the Company has generated a majority of its sales outside of the United States. During 1998, the Company generated 21%, 37%, 23%, 10% and 9% of its sales in the US, the UK, Europe, Africa, and Asia, respectively. During 1997, the Company generated 32%, 31%, 20%, 3% and 7% of its sales in the US, the UK, Europe, Africa, and Asia, respectively. The Company expects to generate a majority of its sales in international markets in the future.

  Many of the Company's largest customers use the Company's product and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic areas or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from the Company accordingly.

  The decrease in sales to US customers from approximately $70 million in 1997 to approximately $42 million in 1998 is due primarily to lower sales to three customers who purchased an aggregate of approximately $43 million in 1997 and approximately $4 million in 1998. This was partially offset by sales to other new and existing customers in the US during the year primarily due to the sales generated from acquisitions made in 1997 and 1998. Sales to customers in the UK of $71 million in 1998 and to customers in Europe of $45 million in 1998 were relatively flat from 1997 to 1998. However, lower sales from one customer in the UK were offset by increased sales from several other customers in the UK. The increase in sales to customers in Africa in 1998 from approximately $19 million as compared to approximately $6 million in 1997 is due to increased demand by one customer. Sales to customers in Asia increased by approximately 18% to $18 million from $15 million due to the acquisition of the Cylink Wireless Group and to new customers in the area. Sales to customers in Asia during the second half of 1998 decreased by 35% as compared to the first half of the year.

  There can be no assurance that sales of the Company's radio systems or services will increase or that such systems or services will achieve market acceptance. The Company provides to its customers significant volume price discounts, which are expected to lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. To date, most of the Company's sales have been made to customers located outside the United States. For risk factors associated with customer concentration, declining average selling prices, results of operations and international sales, please see "Certain Factors Affecting Operating Results--Significant Customer Concentration," "--Declining Average Selling Prices," "--Significant Fluctuations in Results of Operations" and "--International Operations; Risks of Doing Business in Developing Countries."

  Gross Profit. The Company's cost of sales consists primarily of costs related to materials, labor and overhead, and freight and duty. In 1998, 1997 and 1996, gross profits were $50.7 million, $91.5 million and $46.9 million, respectively, or 26.0%, 41.4% and 38.8% of sales, respectively. The decline in gross profit as a percentage of sales from 1997 to 1998 was primarily due to declining average selling prices, increased service sales which generated lower margins than product sales, and one-time inventory write-downs of approximately $16.9 million. The improvement in gross profit as a percentage of sales from 1996 to 1997 was primarily due to product design improvements, such as reducing the number of components incorporated into each system and the use of common components across the range of the Company's products, which increased manufacturing efficiencies and economies of scale.

  Product gross profit as a percentage of product sales was approximately
25.0%, 41.7% and 40.9% in 1998, 1997 and 1996, respectively. The decrease in product gross profit percentage in 1998 was due to declining average selling prices, lower sales volumes, and one-time inventory write-downs of approximately $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines). The increase in product gross profit percentage in 1997 was due to product design improvements and economies of scale. Service gross profit as a percentage of service sales were approximately 29.4%, 39.8% and 28.3% in 1998, 1997, and 1996,
respectively. The decrease in service gross profit percentage in 1998 was due to increased price competition and changes in the service offering mix. The increase in service gross profit service in 1997 was due to a unique one-time project opportunity.

  The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company is also implementing other cost reduction programs in an effort to maintain gross margins in the future. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits. For risk factors associated with gross profit, please see "Certain Factors Affecting Operating Results--Significant Fluctuations in Results of Operations," "--Declining Average Selling Prices" and "--No Assurance of Product Quality, Performance and Reliability."

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

  In 1998, 1997 and 1996, research and development expenses were approximately $41.5 million, $29.1 million and $20.2 million, respectively. As a percentage of sales, research and development expenses increased from 13% in 1997 to 21% in 1998. The increase in research and development expenses as a percentage of sales from 1997 to 1998 was primarily due to the Company's sales decline and the significant investment in research and development to support product development and services, including the costs associated with new product development due to the acquisition of the Cylink Wireless Group in March of 1998 and the Company's engineering efforts to develop a point-to-multipoint product. The increase in research and development expenses from 1996 to 1997 was primarily due to increased staffing as the Company concentrated on new product development, including costs associated with new product development by CRC beginning in 1996. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources for the development of new systems and enhancements (including additional frequencies and various operating features and related software tools). As such, there can be no assurance that research and development expenses will not continue to increase in 1999 as compared to 1998.

  Selling and Marketing. Expenses consist of salaries, investments in international operations, sales commissions, travel expenses, customer service and support expenses and costs related to advertising and trade shows. In 1998, 1997 and 1996, sales and marketing expenses were $22.0 million, $15.7 million and $7.5 million, respectively. As a percentage of sales, selling and marketing expense increased from 7% in 1997 to 11% in 1998, primarily due to a lower level of sales in 1998 and the expansion and start-up of the Company's international sales and marketing organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico. As a percentage of sales, selling and marketing expenses increased from 6% of sales in 1996 to 7% of sales in 1997. Of this 108% increase in absolute dollars, approximately 60% was due to the expansion of the Company's international sales force, primarily in the UK, and customer support in the US. The remaining 40% increase in selling and marketing expenses from 1996 to 1997 was due to the increase in selling and marketing expenses resulting from the 1997 acquisitions of Technosystem, CSM and CRC. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. As such, there can be no assurance that sales and marketing expenses will not continue to increase in 1999 as compared to 1998.

  General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, and legal and other professional services. In 1998, 1997 and 1996, general and administrative expenses were $25.0 million, $14.7 million and $10.2 million, respectively. As a percentage of sales, general and administrative expense increased from 7% in 1997 to 13% in 1998, primarily due to a lower level of sales in 1998, increased staffing and other costs resulting from the Company's international expansion, acquisitions, and a $5.4 million increase in accounts receivable reserves that were charged to general and administrative expenses as a result of the Company recording restructuring and other one-time charges during the third quarter of 1998. The increase in general and administrative expenses from 1996 to 1997 is related to the expansion of the Company's business associated with the acquisitions of Geritel S.p.A., Atlantic Communication Sciences, Inc., Technosystem S.p.A. ("Technosystem"), and Columbia Spectrum Management, L.P. ("CSM"). In addition, the Company also incurred and expects to continue to incur additional significant ongoing expenses as a publicly owned company related to legal, accounting and other administrative services and expenses, including its class action litigation. The Company expects general and administrative expenses to continue to increase in absolute dollars in 1999 as compared to 1998.

  Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on the expected revenue stream or on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. In 1998, 1997 and 1996, goodwill amortization was approximately $6.7 million, $2.2 million, and $105,000, respectively. The increase in goodwill amortization from 1997 to 1998 was due to the Company recording a full year of amortization expense for the acquisitions of Technosystem, a Rome, Italy-based company and the assets of CSM, a Vienna, Virginia-based partnership, which were acquired in February
1997 and March 1997, respectively, and recording nine months of amortization for the acquisition of the Cylink Wireless Group which took place in March 1998.

  Acquired In-Process Research and Development. On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1999. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998. The Company accounted for this acquisition based on the purchase method of accounting. The results of the Cylink Wireless Group have been included since the date of acquisition.

  Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters and voluntarily adopted the application of the recent SEC guidance. As such, the Company has restated its first, second, and third quarters in the 1998 consolidated financial statements to reflect this significant decrease in its IPR&D charge and related increase in goodwill and other intangible assets. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters.

  Among the factors considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows. In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point-to-multipoint product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products acquired from the Cylink Wireless Group, consisting of a Voice Extender, Data Metro II, and RLL Encoding products. At the time of acquisition, these projects were estimated to be 60%, 85%, and 50% complete, respectively. The Company expects to begin to benefit from these projects in early 1999. If none of these projects is successfully developed, the Company's sales and profitability may be materially adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired. In process research and development had no future use at the date of acquisition and technological feasibility had not been established.

  During the second quarter of 1998, due to limited staff and facilities, the company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project has a total remaining expected development cost of approximately $2.4 million and, due to the allocation of resources discussed above, is not expected to be completed prior to the year 2000. Currently, the narrowband point-to-multipoint project is approximately 60% complete. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, was completed during the third quarter of 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects were completed during the first quarter of 1999 at an estimated total cost of $0.6 million.

  Restructuring and other One-Time Costs. During 1998, the Company incurred restructuring and other one-time charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other one-time charges resulted from the consolidation of certain of the Company's facilities.

In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a marked slowdown in the telecommunications industry as a whole during the third quarter of 1998.

The $4.3 million restructuring charge consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-offs of approximately $2.9 million.

To attempt to offset the decrease in sales, the Company laid off approximately 121 employees from the Campbell facilities and 16 employees from its Redditch, UK facilities during September and October 1998, incurring costs of approximately $0.6 million. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees from the Campbell facilities.

Due to the slowdown in sales, the Company combined certain operations and closed its Telesys and Advanced Wireless facilities, incurring costs of approximately $0.9 million. Some of the employees were transferred to other business units while others were included in the reduction in force. Facilities expenses, such as rent expense, were expensed, and certain fixed assets at closed locations were written down. In addition, goodwill created through acquisitions of these business units was written off in the restructuring charge. During 1998, the Company's operations in Florida were moved into more suitable facilities and the Company expensed the remaining lease payments on the original building.

The Company sold a segment of its Geritel operations to a former owner and wrote off the remaining goodwill created in the original purchase, approximately
$1.6 million. The Company continues to operate its Geritel facility, but does not use the technology originally purchased during the acquisition. The
Company also wrote off the remaining goodwill of ACS of approximately $1.2 million because the designs were superseded by the overlap of product families acquired in the Cylink Wireless Group acquisition.

The Company responded to a weakness in sales for the industry at the end of the second quarter by reviewing its inventory and increasing its reserve by approximately $16.9 million. The inventory reserve included an excess and obsolete reserve of approximately $4.5 million, $2.0 million reserve for the write-off relating to the overlap of product families resulting from the Cylink Wireless Group acquisition, rework charges of approximately $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customers or for frequencies developed for specific geographical regions, approximately $1.1 million for products that have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million for potential excess inventory caused by a slowdown in the industry.

During the second half of 1998, the Company experienced cancelled purchase orders due to currency fluctuations, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. As such, the Company increased its accounts receivable reserves by $5.4 million during the third quarter of 1998.

The Company expects to benefit from these restructuring and other one-time charges in future quarters by reducing fixed costs and future cash requirements.

   Interest and Other Income (Expense). For 1998, interest expense, consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's subordinated 4 1/4% convertible promissory notes due 2002 (the "Notes"), equipment leases and finance charges related to the Company's receivables purchase agreements. For 1998, 1997 and 1996, interest income consisted primarily of income generated from the Company's cash investments. For 1997 and 1996, interest expense consisted primarily of interest accrued on the Company's bank line of credit and equipment lease lines. In 1998, 1997 and 1996, interest income and other income (expense), were $1.1 million, $2.6 million and $2.5 million, respectively. In 1998, 1997, and 1996, interest expense was $9.0 million, $2.3 million and $1.6 million, respectively. During 1998, contracts negotiated in foreign currencies were limited to British pound sterling contracts and Italian lira contracts, and any impact to date due to currency fluctuations has been insignificant. However, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of December 31, 1998, the Company had forward exchange contracts valued at approximately $26.1 million. The forward contracts generally have maturities of six months or less.

   Extraordinary Item. In December 1998, the Company exchanged an aggregate of $14.3 million of its Notes for an aggregate of 2,467,000 shares of its Common Stock with a fair market value of $9.0 million. These transactions resulted in an extraordinary gain of $5.3 million. In January and February of 1999, the Company exchanged an additional aggregate of $25.5 million of these Notes for an aggregate of 2,792,257 shares of its Common Stock with a fair market value of $18.3 million and will record an additional extraordinary gain of $7.3 million in the first quarter of 1999.

   Charge related to preferred stock discount. In December 1998, the Company completed a private placement of 15,000 shares of a newly designated Series B convertible participating preferred stock and warrants to purchase up to 1,242,257 shares of Common Stock for $15 million. As such, in the fourth quarter of 1998, the Company's earnings (loss) per share calculation included the fair value of the warrants issued and the accretion of the Series B preferred stock to its fair value. During the period of conversion of the Series B preferred stock, the Company is required to recognize in its earnings (loss) per share calculation any accretion of the Series B preferred stock to its redemption value as a dividend to the holders of the Series B preferred stock. Consequently, the Company recorded a charge of approximately $1.8 million to its accumulated deficit for the fourth quarter of fiscal 1998 as a result of the accounting treatment for issuance of the related warrants.

   Provision (Benefit) for Income Taxes. The Company's effective tax rates for 1998, 1997 and 1996 were 16.9%, 36.9% and 9.7% respectively. The Company's effective tax rate is less than the combined federal and state statutory rate due principally to net operating losses and loss credit carry forwards available to offset taxable income. Though most of the Company's sales are to foreign customers, the majority of the Company's pre-tax income is domestic as most sales take place in the United States and then title transfers to the foreign customers.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception in August 1991, the Company has financed its operations and met its capital requirements through net proceeds of approximately $89.5 million from the Company's initial and two follow-on public offerings of its Common Stock, four preferred stock financings aggregating approximately $32.2 million, including a $15 million preferred stock financing in 1998, Notes with net proceeds of approximately $97.5 million in 1997 and borrowings under its bank lines of credit and equipment lease arrangements.

   In 1998, the Company used approximately $37.8 million in operating activities, primarily due to the net loss (excluding non-cash charges for acquired in-process research and development of $15.4 million offset by an extraordinary gain on the retirement of the Notes of $5.3 million) of approximately $45.2 million and increases in deferred taxes, inventory and prepaid expense of $8.0 million, $15.0 million and $9.0 million, respectively, and by decreases in accounts payable and income taxes payable of $1.4 million and $6.4 million, respectively, offset by depreciation and goodwill amortization of $11.5 million and $6.8 million, respectively, an increase in other accrued liabilities of $2.7 million and a decrease in accounts receivable and other assets of $24.8 million and 2.7 million, respectively.

   During 1998, the Company used approximately $90.6 million in investing activities consisting of approximately $58.2 million on acquisitions, including the assets of the Cylink Wireless Group, and $29.2 million to acquire property and equipment.

   In 1998, the Company generated approximately $67.6 million from financing activities. The Company received approximately $46.1 million from borrowings under its bank line of credit, approximately $2.0 million under other banking relationships, principally with the Company's subsidiaries in Italy, approximately $1.6 million from the proceeds of a sale leaseback transaction, approximately $13.6 million from the sale of preferred stock and warrants, net of expenses, and approximately $4.5 million from issuing Common Stock pursuant to the Company's stock option and employee stock purchase plans.

   At December 31, 1998, the Company had working capital of approximately $81.1 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. The Company expects that its investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories have subjected and may continue to subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations.

   The Company's principal sources of liquidity as of December 31, 1998 consisted of approximately $29.2 million of cash and cash equivalents. At December 31, 1997, the Company had approximately $88.1 million in cash and cash equivalents. In addition, the Company entered into a new revolving line of credit agreement on May 15, 1998 as amended that provides for borrowings of up to $50.0 million. At December 31, 1998, the Company had borrowed or had used as security for letters of credit approximately $50 million under the line of credit. The maturity date of the line of credit agreement is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. Amendments during the year allowed the Company to remain in compliance with the debt covenants. The Company was in compliance with such covenants as of December 31, 1998. However, the Company expects to require additional amendments to the agreement to be in compliance with the covenants for the first quarter of 1999, and is in negotiations with the banks to secure such amendments to allow the Company to remain in compliance in the normal course of business. There can be no assurance that the Company will be able to secure such amendments to remain in compliance with the covenants under its bank line of credit. Failure to adequately remedy such non-compliance through amendments or otherwise may cause the Company to be in default under its bank line of credit and if declared by the lenders, such defaults will trigger cross defaults in its outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments, accelerate repayment of such debts, and give rise to rights of holders of all outstanding Series B Preferred Stock to have their stock redeemed by the Company. In addition, the Company could lose its eligibility to use its Registration Statement on Form S-3 and could be delisted by the Nasdaq National Market. Such events could materially adversely affect the Company's business, financial condition and results of operations. Management has implemented plans designed to reduce the Company's cash requirements through a combination of reductions in components of working capital, equipment purchases and operating expenditures. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations.

   On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $27.46 per share at any time. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes will be paid semi-annually on May 1 and November 1 of each year. On December 30 and 31, 1998, the Company issued 2,467,000 shares of Common Stock in exchange for $14.4 million of Notes and recorded an extraordinary gain of $5.3 million. On January 4 and February 2, 1999, the Company issued an additional 2,792,257 shares of Common Stock in exchange for $25.5 million of Notes and will record an extraordinary gain of $7.3 million in the first quarter of 1999.

 At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for the Company's acquired entities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, cash flow from operations, if any, and funds available from the Company's bank line of credit are adequate to fund its operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the

Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements."

ACQUISITIONS

   On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Wireless Communications Group of Cylink Corporation (the Cylink Wireless Group). The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

   The total purchase price of the acquisition was $58.2 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million has been assigned to in-process research and development and expensed upon the consummation of the acquisition. The Company initially recorded a $33.9 million charge for purchased in-process research and development in March 1998 based upon an independent valuation. In September 1998, subsequent to the filing of the Form 10-Q in May 1998 covering the Company's quarter ended on March 31, 1998, the Securities and Exchange Commission raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters and adopted the application of the recent SEC guidance. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. The result is a lesser charge to income for in-process technology and a higher recorded value of goodwill and other intangible assets.

   Among the factors considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce will be amortized on a straight-line basis over three years, and the remaining identified intangibles, including goodwill and core technology will be amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of the Cylink Wireless Group was $3.7 million for 1998.

   In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point-to-multi-point product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consists of a Voice Extender, Data Metro II, and RLL Encoding products.

   If none of these projects are successfully developed, the Company's sales and profitability may be materially adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in 1999.

CERTAIN FACTORS AFFECTING THE COMPANY

   History of Losses

   From the Company's inception to the end of fiscal 1998, the Company generated a cumulative net loss of approximately $38.8 million. From the end of 1997 through the end of 1998, the Company's net loss was due primarily to (i) an acquired in-process research and development charge of approximately $15.4 million recorded in the first quarter of 1998 related to the acquisition of the Cylink Wireless Group and (ii) a net loss of $39.2 million in the third quarter of 1998, which included restructuring and other one-time charges of $26.6 million consisting of a $16.9 million charge to cost of goods sold (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines), a $5.4 million charge to general and administrative expenses for increased accounts receivable reserves and a $4.3 million charge (including severance benefits, facilities and fixed assets impairments and goodwill impairments) to restructuring and other one-time charges.

   From October 1993 through December 31, 1998, the Company generated sales of approximately $649.8 million, of which $415.6 million or 65.0% was generated in the two years ended December 31, 1998. However, the Company does not believe such growth rates are indicative of future operating results. During the third and fourth quarter of 1998, the Company experienced a significant decrease in sales. This decrease in revenue was principally the result of the market slowdown for the Company's Tel-Link product line and for the industry segment in general, in particular the economic turmoil in Asia. Net sales in 1998 decreased by $25.8 million from the prior year. Sales for P-COM (excluding companies acquired in 1997 and 1998) decreased from approximately $157 million in 1997 to approximately $93 million in 1998 due to lower demand in the last half of 1998 for its Tel-Link product line. This sales decrease was partially offset by sales increases in companies acquired in 1998 and 1997. During 1998, the Company acquired Cylink which contributed approximately $25 million to 1998 sales. Neither company contributed to sales in 1997. During 1997, the Company acquired Technosystem which contributed approximately $26 million to 1998 sales and $21 million to 1997 sales, and CSM, which contributed approximately $44 million to 1998 sales and $30 million to 1997 sales. CRC, which was acquired in 1997, showed a sales decrease from approximately $12 million in 1997 to approximately $7 million in 1998. The Company expects sales growth in the near future to be significantly below recent comparable periods of growth. In recent quarters, the Company also experienced higher than historical product price declines. The decline in prices, along with one-time inventory write-downs, has had a significant downward impact on its gross margin. The Company expects pricing pressures to continue for the next several quarters and also expects gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters.

   During 1997 and 1998, operating expenses increased more rapidly than the Company had anticipated, and these increases also contributed to net losses.
The Company plans to continue the Company's investments in operations, particularly to support product development and the marketing and sales of recently introduced products. In parallel, the Company has undertaken cost-cutting efforts in other areas. However, if sales do not increase, the Company's results of operations, business and financial condition may continue to be materially adversely affected. Accordingly, the Company may not achieve profitability for the next several quarters.

CUSTOMER CONCENTRATION

In 1998, one customer, Orange Personal Communications Ltd., accounted for 23% of the Company's 1998 sales. During 1998, four customers accounted for approximately 42% of the Company's sales and as of December 31, 1998, six customers accounted for approximately 59% of the backlog scheduled for shipment in the twelve months subsequent to December 31, 1998. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Europe. The Company anticipates continuing to sell products and services to existing customers and adding new customers, many of which the Company expects to continue to be located outside of the United States.

   Similarly, several of the Company's subsidiaries are dependent on a few customers. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis.

   If the Company's customers cannot finance their purchases of the Company's or its subsidiaries products or services, then this may materially adversely affect the Company's business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for the Company's products and services. Specifically, both current customers and potential future customers in the telecommunications industry have reportedly undergone financial difficulties and may therefore limit their future orders. The Company's ability to achieve sales in the future will depend in significant part upon the Company's ability to:

   . obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers;
   . manufacture systems in volume on a timely and cost-effective basis; and . meet stringent customer performance and other requirements and shipment delivery dates.

   The Company's success will also depend in part on the financial condition, working capital availability and success of the Company's customers. As a result, any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of the Company's products or services, may materially adversely affect the Company's business. Some difficulties of this nature have occurred in the past and the Company believes they will occur in the future.

   Finally, acquisitions in the communications industry are common, which further concentrates the customer base and may cause some orders to be delayed or cancelled. No assurance can be given that the Company's sales will increase in the future or that the Company will be able to support or attract customers.

FLUCTUATIONS IN OPERATING RESULTS

   The Company has experienced and will continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of its current and potential customers is complex and lengthy. As a result, the timing and amount of sales is often difficult to predict reliably. The sale and implementation of its products and services generally involves a significant commitment of senior management, as well as its sales force and other resources. The sales cycle for its products and services typically involves technical evaluation and commitment of cash and other resources and delays often occur. Delays are frequently associated with, among other things:

   .   customers' seasonal purchasing and budgetary cycles;
   . education of customers as to the potential applications of its products and services, as well as related product-life cost savings;
   . compliance with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies;
   .   compliance with governmental or other regulatory standards;
   .   difficulties associated with customers' ability to secure financing;
   .   negotiation of purchase and service terms for each sale; and
   .   price decreases required to secure purchase orders.

   Customer concentration

   A single customer's order scheduled for shipment in a quarter can represent a large portion of the Company's potential sales for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have been and could in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. In addition, the Company's operating results may be affected by an inability to obtain such large orders from single customers in the future.

   Uncertainty in Telecommunications Industry

   Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, the Company typically permits orders to be modified or canceled with limited or no penalties. Indeed, most of the backlog scheduled for shipment in the twelve months subsequent to December 31, 1998 can be cancelled. As a result, backlog does not necessarily indicate future sales for any particular period. In addition, any failure to reduce actual costs to the extent anticipated when an order is received substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect the Company's gross margin for such orders.

   Inventory

   The Company's customers have also increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires the Company to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is hard to predict the amount of inventory needed to satisfy customer demand. If the Company over- or under-estimates inventory requirements, its results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is not used or becomes obsolete.

   Shipment delays

   Most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter for any reason may cause sales in a particular quarter to fall significantly below the Company's expectations. Such delays have occurred in the past due to, for example, unanticipated shipment rescheduling, pricing concessions to customers, cancellations or deferrals by customers, competitive and economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers and failure to receive anticipated orders. The Company cannot determine whether similar or other delays might occur in the future, but expect that some or all of such problems might recur.

   Expenses

   Magnifying the effects of any revenue shortfall, a material portion of the Company's expenses are fixed and difficult to reduce should revenues not meet expectations. The failure to reduce actual costs to the extent anticipated, or an increase in anticipated costs before shipment of an order or orders could affect the gross margins for such orders. If the Company or its competitors announce new products, services and technologies, it could cause customers to defer or cancel purchases of its systems and services. Additional factors have caused and will continue to cause the Company's performance to vary significantly from period to period. These factors include:

   .   new product introductions and enhancements and related costs;
   .   weakness in Asia and Latin America, resulting in overcapacity;
   . ability to manufacture and produce sufficient volumes of systems and meet customer requirements;
   .   manufacturing efficiencies and costs;
   .   customer confusion due to impact of actions of competitors;
   . variations in mix of sales through direct efforts or through distributors or other third parties;
   . variations in mix of systems and related software tools sold and services provided as margins from service revenues are typically lower than margins from product sales;
   .   operating and new product development expenses;
   .   product discounts;
   . accounts receivable collection, in particular those acquired in recent acquisitions;
   .   changes in its pricing or customers' or suppliers' pricing;
   .   inventory write-downs and obsolescence;
   . market acceptance by customers and timing of availability of new products and services provided by the Company or its competitors;
   .   acquisitions, including costs and expenses;
   .   use of different distribution and sales channels;
   .   fluctuations in foreign currency exchange rates;
   .   delays or changes in regulatory approval of systems and services;
   .   warranty and customer support expenses;
   .   severance costs;
   .   consolidation and other restructuring costs;
   .   the pending stockholder class action lawsuits;
   .   need for additional financing;
   .   customization of systems;
   .   general economic and political conditions; and
   .   natural disasters.

   The Company's results of operations have been and will continue to be influenced by competitive factors, including pricing, availability and demand for other competitive products and services. All of the above factors are difficult for the Company to forecast, and could materially adversely affect its business, financial condition and results of operations. The Company believes that period-to-period comparisons are thus not necessarily meaningful and should not be relied upon as indications of future performance.

   Because of all of the foregoing factors, in some future quarter or quarters the Company's operating results may continue to be below those projected by public market analysts, and the price of its common stock may continue to be materially adversely affected. Because of lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company cannot assure you that it will be able to achieve or maintain its current or recent historical sales levels.

   The Company incurred a net loss for each of the quarters in 1998. Should current market conditions continue to deteriorate, the Company may also incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in order to assess the need to take further action to more closely align the Company's cost structure with anticipated revenues. Any subsequent actions could result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which could materially adversely affect the Company's business, financial condition and results of operations.

ACQUISITION RELATED RISKS

  The Company may be unable to realize the full value of its past acquisitions

  Since April 1996, the Company has acquired nine complementary companies and businesses. Integration and management of these companies into the Company's business is ongoing. The Company has encountered or expects to encounter the following problems relating to such transactions:

   .   difficulty of assimilating operations and personnel of combined companies;
   .   potential disruption of ongoing business;
   .   inability to retain key technical and managerial personnel;
   . inability of management to maximize financial and strategic position through integration of acquired businesses;
   . additional expenses associated with amortization of acquired intangible assets;
   .   dilution to existing stockholders;
   .   maintenance of uniform standards, controls, procedures and policies;
   . impairment of relationships with employees and customers as result of integration of new personnel;
   . risks of entering markets in which it has no or limited direct prior experience; and
   . operation of companies in different geographical locations with different cultures.

   The Company may not be successful in overcoming any or all of these risks or any other problems encountered in connection with such acquisitions, and such transactions may materially adversely affect its business, financial condition and results of operations or require divestment of one or more business units or a charge due to impairment of assets, in particular, goodwill.

   The Company may have to acquire new businesses

   As part of its overall strategy, the Company plans to continue acquisitions of or investments in complementary companies, products or technologies and to continue entering into joint ventures and strategic alliances with other companies. Its success in future acquisition transactions may, however, be limited. The Company competes for acquisition and expansion opportunities against many entities that have substantially greater resources. The Company may not be able to successfully identify suitable candidates, pay for or complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity to its existing business, or the stand alone acquired company, or otherwise perform as expected. Also, as commonly occurs with mergers of technology companies during the pre-merger and integration phases, aggressive competitors may also undertake formal initiatives to attract customers and to recruit key employees through various incentives. Moreover, if the Company proceeds with acquisitions in which the consideration consists of cash, a substantial portion of its limited cash could be used to consummate its acquisitions, as was the case with the acquisition of the Cylink Wireless Group. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations. See "-Management of Growth."

ACCOUNTING ISSUES RELATED TO ACQUISITIONS

   In addition, many business acquisitions must be accounted for under the purchase method of accounting for financial reporting purposes. Many of the attractive acquisition candidates are technology companies which tend to have insignificant amounts of tangible assets and significant intangible assets, and the acquisition of these businesses would typically result in substantial charges related to the amortization of such intangible assets. For example, all of the Company's past acquisitions to date, except the acquisitions of Control Resources Corporation, RT Masts Limited and Telematics, Inc.

have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized. This amortization expense may have a significant effect on the Company's financial results.

   The Company recognized an in-process research and development charge of approximately $33.9 million in March 1998 as a result of the acquisition of the assets of the Cylink Wireless Group. In September, subsequent to the filing of the Quarterly Report on Form 10-Q for the first quarter of 1998, the Securities and Exchange Commission raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development. Although the Company, with the concurrence of its independent accountants, believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles and the Company's appraisal, it has accepted the SEC's view with respect to these matters and voluntarily adopted the application of the recent SEC guidance. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group, which included decreasing the in-process research and development charge from $33.9 million to $15.4 million. The result is a lesser charge to income for in-process technology and a higher recorded value of goodwill and other intangible assets.

CONTRACT MANUFACTURERS AND LIMITED SOURCES OF SUPPLY

   The Company's internal manufacturing capacity is very limited. The Company uses contract manufacturers to produce its systems, components and subassemblies and expects to rely increasingly on these manufacturers in the future. The Company also relies on outside vendors to manufacture certain other components and subassemblies. Its internal manufacturing capacity and that of its contract manufacturers may not be sufficient to fulfill its orders. The Company's failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on its business, financial condition and results of operations.

   In addition, certain components, subassemblies and services necessary for the manufacture of its systems are obtained from a sole supplier or a limited group of suppliers. In particular, Eltel Engineering S.r.L. and Associates, Milliwave and Xilinx, Inc. are sole source or limited source suppliers for critical components used in its radio systems.

   The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers and increasing reliance on contract manufacturers and suppliers involves risks. The Company has experienced an inability to obtain an adequate supply of finished products and required components and subassemblies. As a result, the Company has reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. The Company does not have long-term supply agreements with most of its manufacturers or suppliers. The Company has experienced problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Some suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance would require the Company to seek alternative sources of supply, or to manufacture finished products or components and subassemblies internally. As manufacture of its products and certain of its components and subassemblies is an extremely complex process, finding and educating new vendors could delay the Company's ability to ship its systems, which could damage relationships with current or prospective customers and materially adversely affect its business, financial condition and results of operations.

MANAGEMENT OF GROWTH

   Recently, in response to market declines and poor performance in its sector generally and its lower than expected performance over the last several quarters, the Company introduced measures to reduce operating expenses, including reductions in its workforce in July, September and November 1998. However, prior to such measures, the Company had significantly expanded the scale of its operations to support then anticipated continuing increased sales and to address critical infrastructure and other requirements. This expansion included leasing additional space, opening branch offices and subsidiaries in the United Kingdom, Italy, Germany, Mexico, United Arab Emirates, China and Singapore, opening design centers in the United Kingdom and the United States, acquiring a large amount of inventory and funding accounts receivable, and acquiring nine businesses. The Company had also invested significantly in research and development to support product development and services. Further, the Company had hired additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance. The Company experienced significantly higher operating expenses than in prior years as a result of this expansion. A material portion of these expenses remain significant fixed costs.

   In addition, to prepare for the future, the Company is required to continue to invest resources in its acquired and new businesses. Currently, the Company is devoting significant resources to the development of new products and technologies and are conducting evaluations of these products. The Company will continue to invest additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide any necessary marketing and administration to service and support these new products. Accordingly, in addition to the effect its recent performance has had on gross profit margin and inventory levels, its gross profit margin and inventory levels may be further adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. Start-up costs may include additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. Additional inventory on hand for new product development and customer service requirements also increases the risk of inventory write-downs. Based on the foregoing, if its sales do not increase, its results of operations will continue to be materially adversely affected.

   Expansion of its operations and acquisitions have caused and continue to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted its normal business operations. The Company's ability to manage any possible future growth may depend upon significant expansion of its manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements relating to inventory control. In particular, the Company must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. The Company cannot be certain that attempts to manage or expand its marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. The Company must also more efficiently coordinate activities in its companies and facilities in Rome and Milan, Italy, France, Poland, the United Kingdom, Mexico, United Arab Emirates, New Jersey, Florida, Virginia, Washington and elsewhere. For a number of reasons, the Company has in the past experienced and may continue to experience significant problems in these areas. For example, the Company has experienced difficulties due to the acquired businesses utilizing differing business and accounting systems, currencies, and a variety of unique customs, culture, and language barriers. Additionally, the products and associated marketing and sales processes differ for each acquisition. As a result of the foregoing, as well as difficulty in forecasting revenue levels, the Company will continue to experience fluctuations in revenues, costs, and gross margins.

   Any failure to implement efficiently, coordinate and improve systems, procedures and controls, including improvements relating to inventory control and coordination with its subsidiaries, at a pace consistent with its business, could cause continued inefficiencies, additional operational complexities and expenses, greater risk of billing delays, inventory write-downs and financial reporting difficulties. Such problems could have a material adverse effect on its business, financial condition and results of operations.

   A significant ramp-up of production of products and services could require the Company to make substantial capital investments in equipment and inventory, in recruitment and training additional personnel and possibly in investment in additional manufacturing facilities. If undertaken, the Company anticipates these expenditures would be made in advance of increased sales. In such event, gross margins would be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and cost categories may periodically increase as a percentage of revenues.

DECLINE IN SELLING PRICES

   The Company believes that average selling prices and possibly gross margins for its systems and services will decline in the long term. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition. To offset declining average selling prices, the Company believes it must take a number of steps, including:

   .   successfully introducing and selling new systems on a timely basis;
   . developing new products that incorporate advanced software and other features that can be sold at higher average selling prices; and
   . reducing the costs of its systems through contract manufacturing, design improvements and component cost reduction, among other actions.

   If the Company cannot develop new products in a timely manner, fails to achieve customer acceptance or does not generate higher average selling prices, then the Company would be unable to offset declining average selling prices. If the Company is unable to offset declining average selling prices, its gross margins will decline.

ACCOUNT RECEIVABLES

   The Company is subject to credit risk in the form of trade account receivables. The Company may in certain circumstances be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. In addition, many of its foreign customers are granted longer payment terms than those typically existing in the United States. The Company typically does not require collateral or other security to support customer receivables, but in some instances the Company has required down payments or letters of credit from a customer before booking their order. The Company has had difficulties in the past in receiving payment in accordance with its policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. The days sales outstanding of receivables have also recently increased. Such difficulties may continue in the future, which could have a material adverse effect on its business, financial condition and results of operations.

   The Company's bank line of credit currently permits the Company to sell up to $25 million of its receivables at any one time to a limited group of purchasers on a non-recourse basis. The Company has in the past utilized such sales and may continue from time to time to sell its receivables, as part of an overall customer financing program. However, the Company may not be able to locate parties to purchase such receivables on acceptable terms or at all.

PRODUCT QUALITY, PERFORMANCE AND RELIABILITY

   The Company has limited experience in producing and manufacturing systems and contracting for such manufacture. customers require very demanding specifications for quality, performance and reliability. As a consequence, problems may occur with respect to the quality, performance and reliability of its systems or related software tools. If such problems occur, the Company could experience increased costs, delays or cancellations or reschedulings of orders or shipments, delays in collecting accounts receivable and product returns and discounts. If any of these events occur, it would have a material adverse effect on its business, financial condition and results of operations.

   In addition, to maintain its ISO 9001 registration, the Company must periodically undergo certification assessment. Failure to maintain such registration could materially adversely affect its business. The Company completed ISO 9001 registration for its United Kingdom sales and customer support facility in 1996, its Geritel facility in Italy in 1996, and its Technosystem facility in Italy in 1997. Other facilities are also attempting to obtain ISO 9001 registration. Such registrations may not be achieved and the Company may be unable to maintain those registrations the Company has already completed. Any such failure could have a material adverse effect on its business, financial condition and results of operations.

CHANGES IN FINANCIAL ACCOUNTING STANDARDS

   The Company prepare its financial statements in conformity with generally accepted accounting principles ("GAAP"). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on its reported results, and may even affect its reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of its business, including rules relating to software and license revenue recognition, purchase and pooling-of-interests accounting for business combinations, employee stock purchase plans and stock option grants have recently been revised or are under review by one or more groups. Changes to these rules, or the questioning of current practices, may have a material adverse effect on its reported financial results or in the way the Company conducts its business.

   In addition, the preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the recorded amounts of assets and liabilities, disclosure of those assets and liabilities at the date of the financial statements and the recorded amounts of expenses during the reporting period. A change in the facts and circumstances surrounding these estimates could result in a change to the estimates and impact future operating results.

MARKET ACCEPTANCE

   The Company's future operating results depend upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the United States and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of such services may not continue to grow as expected. The growth of such services may also fail to create anticipated demand for its systems. Because these markets are relatively new, predicting which segments of these markets will develop and at what rate these markets will grow is difficult. In addition to its other products, the Company has recently invested significant time and resources in the development of point-to-multipoint radio systems. If the licensed millimeter wave, spread spectrum microwave radio or point-to-multipoint microwave radio market and related services for its systems fails to grow, or grows more slowly than anticipated, its business, financial condition and results of operations will be materially adversely affected.

     Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditures. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner. Moreover, one potential application of the Company's technology--use of its systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers--depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline telephone companies. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If the Company allocates resources to any market segment that does not grow, it may be unable to reallocate resources to other market segments in a timely manner, ultimately curtailing or eliminating its ability to enter such segments.

     Certain current and prospective customers are delivering services and features that use competing transmission media such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, the Company must offer systems with superior price/performance characteristics and extensive customer service and support. Additionally, the Company must supply such systems on a timely and cost-effective basis, in sufficient volume to satisfy such prospective customers' requirements and otherwise overcome any reluctance on the part of such customers to transition to new technologies. Any delay in the adoption of the Company's systems may result in prospective customers using alternative technologies in their next generation of systems and networks.

     Prospective customers may not design their systems or networks to include its systems. Existing customers may not continue to include its systems in their products, systems or networks in the future. The Company's technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of its currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect us. Also, industry technical standards may change or, if emerging standards become established, the Company may not be able to conform to these new standards in a timely and cost-effective manner.

INTENSELY COMPETITIVE INDUSTRY

     The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company is experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and broader telecommunications product lines, and include Adtran, Inc., Alcatel Network Systems, Bosch Telekom, California Microwave, Inc., Digital Microwave Corporation (which has recently acquired other competitors, including Innova International Corp. and MAS Technology, Ltd.), Ericsson Limited, Harris Corporation-Farinon Division, Larus Corporation, Lucent T.R.T., NEC, Nokia Telecommunications, Nortel/BNI, Philips T.R.T., SIAE, Siemens, Utilicom and Western Multiplex Corporation.

     Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company does. In early 1998, the Company acquired the Cylink Wireless Group which competes with a large number of companies in the wireless communications markets, including U.S. local exchange carriers and foreign telephone companies. The most significant competition for Cylink Wireless Group's products in the wireless market is from telephone companies that offer leased line data services. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

     The Company may also compete in the future with other market entrants offering competing technologies. Some of the Company's current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with the Company's. Nokia and Ericsson have recently developed new competitive radio systems.

     The principal elements of competition in its market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by its competitors could cause a decline in sales or loss of market acceptance of its systems. New offerings could also make the Company's systems, services or technologies obsolete or non-competitive. In addition, the Company are experiencing significant price competition and expect such competition to intensify.

     The Company believes that to be competitive, the Company will need to expend significant resources on, among other items, new product development and enhancements. In marketing the Company's systems and services, the Company will compete with vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. The Company may not be able to compete successfully in the future.

RAPID TECHNOLOGICAL CHANGE

     Rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards characterize the communications market. The Company's ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. Recently, the Company has been developing point-to-multipoint radio systems. Any success in developing new and enhanced systems, including point-to-multipoint systems, and related software tools will depend upon a variety of factors. Such factors include:

     .  new product selection;
     .  integration of various elements of complex technology;
     . timely and efficient implementation of manufacturing and assembly processes and cost reduction programs;
     . development and completion of related software tools, system performance, quality and reliability of systems;
     . development and introduction of competitive systems; and . timely and efficient completion of system design.

     The Company has experienced and continues to experience delays in customer procurement and in completing development and introduction of new systems and related software tools, including products acquired in acquisitions. Moreover, the Company may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. Also, errors could be found in the Company's systems after commencement of commercial shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment. The Company's inability to introduce in a timely manner new systems or enhancements or related software tools that contribute to sales could have a material adverse effect on its business, financial condition and results of operations.

UNCERTAINTY IN INTERNATIONAL OPERATIONS

     In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas. Most of the Company's sales to date have been made to customers located outside of the United States. The Company has also acquired three Italy-based companies, two United Kingdom-based companies and four U.S. companies with substantial international operations. These companies sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future.

     Historically, the Company's international sales have been denominated in British pounds sterling or United States dollars. With recent acquisitions of foreign companies, certain of the Company's international sales are denominated in other foreign currencies, including Italian Lira. A decrease in the value of foreign currencies relative to the United States dollar could result in decreased margins from those transactions. For international sales that are United States dollar-denominated, such a decrease could make its systems less price-competitive and could have a material adverse effect upon its financial condition. The Company has in the past mitigated currency exposure to the British pound sterling through hedging measures. However, any future hedging measures may be limited in their effectiveness with respect to the British pound sterling and other foreign currencies. Additional risks are inherent in the Company's international business activities. Such risks include:

     .  changes in regulatory requirements;
     .  costs and risks of localizing systems in foreign countries;
     .  delays in receiving components and materials;
     .  availability of suitable export financing;
     . timing and availability of export licenses, tariffs and other trade barriers;
     . difficulties in staffing and managing foreign operations, branches and subsidiaries;
     .  difficulties in managing distributors;
     .  potentially adverse tax consequences;
     .  foreign currency exchange fluctuations;
     . the burden of complying with a wide variety of complex foreign laws and treaties;
     . the difficulty in accounts receivable collections; and . political and economic instability.

     In addition, many of the Company's customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded.

     In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government owned or controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to such markets. The successful expansion of the Company's international operations in certain markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in targeted regions. The failure to establish regional or local relationships or to successfully market or sell its products in international markets could limit its ability to expand operations. The Company's inability to identify suitable parties for such relationships, or even if identified, to form and maintain strong relationships could prevent the Company from generating sales of products and services in targeted markets or industries. Moreover, even if such relationships are established, the Company may be unable to increase sales of products and services through such relationships.

     Some of the Company's potential markets include developing countries that may deploy wireless communications networks as an alternative to the construction of a limited wired infrastructure. These countries may decline to construct wireless telecommunications systems or construction of such systems may be delayed for a variety of reasons. If such events occur, any demand for its systems in these countries will be similarly limited or delayed. Also, in developing markets, economic, political and foreign currency fluctuations may be even more volatile than conditions in other developed areas. Such volatility could have a material adverse effect on its ability to develop or continue to do business in such countries.

     Countries in the Asia/Pacific and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for products, the availability and supply of product components to the Company and, ultimately, its consolidated results of operations.

EXTENSIVE GOVERNMENT REGULATION

     Radio communications are extensively regulated by the United States, foreign laws and international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks.

     Each country's regulatory process differs. To operate in a jurisdiction, the Company must obtain regulatory approval for its systems and comply with differing regulations. Regulatory bodies worldwide continue to adopt new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company and its customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require the Company to modify products and services and incur substantial costs to comply with such regulations and changes.

     In addition, the Company is also affected by domestic and international authorities' regulation of the allocation and auction of the radio frequency spectrum. Equipment to support new systems and services can be marketed only if permitted by governmental regulations and if suitable frequency allocations are auctioned to service providers. Establishing new regulations and obtaining frequency allocation at auction is a complex and lengthy process. If PCS operators and others are delayed in deploying new systems and services, the Company could experience delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on its results. In addition, delays in the radio frequency spectrum auction process in the United States could delay its ability to develop and market equipment to support new services.

     The Company operate in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact its operations by restricting its development efforts and those of its customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on its business, financial condition and results of operations. The Company may also find it necessary or advisable to modify its systems and services to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming.

ADDITIONAL CAPITAL REQUIREMENTS

     Future capital requirements will depend upon many factors, including the development of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and the status of competitive products. Additional financing may not be available in the future on acceptable terms, or at all. The continued existence of a substantial amount of indebtedness incurred through the issuance of the Company's Notes, the incurrence of debt under the Company's bank line of credit and the rights of the holders of the Series B Preferred Stock may affect the Company's ability to raise additional financing. Given the recent price for its Common Stock, if additional funds are raised by issuing equity securities, significant dilution to its stockholders could result.

     The Company has, however, recently retired approximately $40 million of its Notes in exchange for approximately 5.3 million shares of its Common Stock. As the Company's Notes were exchanged for an average of approximately 68% of face value between December 30, 1998 and February 2, 1999, certain holders of these Notes desired to exchange the notes for Common Stock. By retiring the debt at a significant discount from its face value, the Company realized an immediate improvement to its balance sheet, and expects to improve future earnings and cash flow by reducing interest expense. The Company may exchange additional Notes for shares of Common Stock or, alternatively, refinance or exchange the remainder of the Notes and/or the bank debt or exchange the Notes for other forms of securities. The Company has also recently issued 15,000 shares of Series B Preferred Stock and warrants to purchase up to 1,242,257 shares of its Common Stock in exchange for a $15 million investment. These transactions have had and may continue to have a substantial dilutive effect on its stockholders and may make it difficult for the Company to obtain additional future financing, if needed.

     If adequate funds are not available, the Company may be required to restructure or refinance its debt or delay, scale back or eliminate research and development, acquisition or manufacturing programs. The Company may also need to obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets.

CLASS ACTION LITIGATION

     State Actions

     On September 23, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Leonard Vernon and Gayle
M. Wing on behalf of themselves and other P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of its officers and directors. The complaint seeks unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

     On October 16, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Terry Sommer on behalf of herself and other P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1, 1998 and September 11, 1998. The plaintiff alleges various state securities laws violations P-Com and certain of its officers. The complaint seeks unquantified compensatory and other damages, attorneys' fees and injunctive and/or equitable relief.

     On October 20, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Leo Rubin on behalf of himself and other stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998. This complaint is identical in all relevant respects to that filed on September 23, 1998, which is described above, other than the fact that the plaintiffs are different.

     On October 26, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Betty B. Hoigaard and Steve Pomex on behalf of themselves and other P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998. This complaint is identical in all relevant respects to that filed on September 23, 1998, which is described above, other than the fact that the plaintiffs are different.

     On October 27, 1998, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Judith Thurman on behalf of herself and other P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998. This complaint is identical in all relevant respects to that filed on September 23, 1998, which is described above, other than the fact that the plaintiffs are different.

     On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On January 15, 1999, the plaintiffs filed a consolidated amended class action complaint superseding all of the foregoing complaints. On March 1, 1999, defendants filed a demurrer to the consolidated amended complaint and each cause of action stated therein. The demurrer is set for hearing by the court on May 13, 1999.

     Federal Actions

     On November 13, 1998, a putative class action complaint was filed in the United States District Court, Northern District of California, by Robert Schmidt on behalf of himself and other P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998. The plaintiff alleged violations of the Securities Exchange Act of 1934 by P-Com and certain of its officers and directors. The complaint sought unquantified compensatory damages, attorneys' fees and injunctive and/or equitable relief. On January 26, 1999, the plaintiff voluntarily dismissed the Schmidt action. The court entered an order dismissing the action without prejudice on January 29, 1999.

     On December 3, 1998, a putative class action complaint was filed in the United States District Court, Northern District of California, by Robert Dwyer on behalf of himself and other P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998. The plaintiff alleged violations of the Securities Exchange Act of 1934 by P-Com and certain of its officers and directors. The complaint sought unquantified compensatory damages, attorneys' fees and injunctive and/or equitable relief. On December 22, 1998 and February 2, 1999, the plaintiff sought to voluntarily dismiss this action. On February 11, 1999, the court entered an order dismissing the action without prejudice.

     All of these proceedings are at a very early stage and the Company is unable to speculate as to their ultimate outcomes. However, the Company believes the claims in the complaints are without merit and intends to defend against them vigorously. An unfavorable outcome in any or all of them could have a material adverse effect on its business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in its favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management, either of which may have a material adverse effect on its business, prospects, financial condition and results of operations.

PROTECTION OF PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks, trade secrets, copyrights and other measures to protect its intellectual property rights. The Company generally enters into confidentiality and nondisclosure agreements with service providers, customers and others to limit access to and distribution of proprietary rights. The Company also enters into software license agreements with customers and others. However, such measures may not provide adequate protection for its trade secrets or other proprietary information for a number of reasons. For example, its trade secrets or proprietary technology may otherwise become known or be independently developed by competitors, and the Company may not be able to otherwise meaningfully protect intellectual property rights.

     Any of the Company's patents could be invalidated, circumvented or challenged, or the rights granted thereunder may not provide competitive advantages to us. Any of the Company's pending or future patent applications might not be issued with the scope of the claims sought, if at all. Furthermore, others may develop similar products or software or duplicate its products or software. Similarly, others might design around the patents owned by us, or third parties may assert intellectual property infringement claims against us. In addition, foreign intellectual property laws may not adequately protect its intellectual property rights abroad. A failure or inability to protect proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

     Even if the Company's intellectual property rights are adequately protected, litigation may also be necessary to enforce patents, copyrights and other intellectual property rights, to protect its trade secrets, to determine the validity of and scope of proprietary rights of others or to defend against claims of infringement or invalidity. The Company has, through its acquisition of the Cylink Wireless Group, been put on notice from a variety of third parties that the Group's products may be infringing the intellectual property rights of other parties. Any such intellectual property litigation could result in substantial costs and diversion of resources and could have a material adverse effect on its business, financial condition and results of operations. Litigation, even if wholly without merit, could result in substantial costs and diversion of resources, regardless of the outcome. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims could be asserted in the future and such assertions may materially adversely affect us. If any claims or actions are asserted against us, the Company may seek a license under a third party's intellectual property rights. However, such a license may not be available under reasonable terms or at all.

DEPENDENCE ON KEY PERSONNEL

     The Company's future operating results depend in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. Future operating results also depend upon ability to attract and retain such specially qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel. Competition for such personnel is intense, and the Company may not be successful in attracting or retaining such personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for the Company to hire such personnel.

     The Company has experienced and may continue to experience employee turnover due to several factors, including an expanding economy within the geographic area in which the Company maintains its principal business offices. Such turnover could adversely impact its business. The Company is presently addressing these issues and intend to pursue solutions designed to provide performance incentives and thereby retain employees. The loss of any key employee, the failure of any key employee to perform in his or her position, its inability to attract and retain skilled employees as needed or the inability of its officers and key employees to expand, train and manage its employee base could all materially adversely affect its business.

YEAR 2000

     Numerous computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will have to distinguish 21st Century dates from 20th Century dates. As a result in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 ("Y2K") requirements.

     P-Com's compliance efforts to date have emphasized product and infrastructure compliance. Vendor compliance has been addressed at several locations.

     Products

     The inability of any of the Company's products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. P-Com has completed testing of all products in its radio products operations. There can be no assurance that its testing procedures detect every potential Y2K complication. Products were tested according to various product-specific standards. Based on these tests, all products in the Tel Link, Air Link, and Spread Spectrum product lines have been found to be compliant in all material respects. At the CRC facility, all products in the current line of Net Path, Rivets, Network Series and Recovery Series product lines have been tested and found to be compliant in all material respects. There can be no assurance, however, that its testing procedures detect every potential Y2K complication. CRC supports several older modem systems. These systems have not been tested for Y2K compliance; therefore, P-Com cannot make any representations with respect to the Y2K readiness of these products. Any complications which arise as a result of an untested modem system's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. Products produced at the Technosystem facility, the radio & TV broadcast products and the one way point to multipoint products under development, have been tested and are Y2K compliant in all material respects. There can be no assurance that our testing procedures detect every potential Y2K complication. The equipment manager utilized by the products manufactured at Technosystem is not Y2K compliant. Any complications which arise as a result of the equipment manager's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. In 1998, the sales of radio products represented approximately 60% of P-Com's net sales while CRC and Technosystem's products represented approximately 4% and 14%, respectively. The Company's network services division in Virginia represented approximately 22% of P-Com's net sales in 1998. The Virginia division does not manufacture any products; it provides services to networks. Y2K failures in the Company's products could materially adversely affect the Company's results of operations.

     Infrastructure.


     The failure of any internal system to achieve Y2K readiness could result in material disruption to the Company's operations. While we have completed evaluations of several of our internal systems and are in the process of completing internal system review, we cannot be assured that our testing procedures will detect every potential Y2K related failure at each of the facilities listed below.

     CA, FL, Italy, UK, Germany, Italy


     In November of 1998, the Company installed in its corporate headquarters a new internal business system that is Y2K ready. The cost of the upgrade was approximately $250,000. Since then, P-Com has completed an evaluation of many of its internal systems. Most of its internal systems have been found to be compliant, however we cannot guarantee that Y2K related complications will not arise. The HP UX operating system should receive a Y2K patch by the end of June 1999. The Server Operating Systems (Novell) should receive Y2K patches by the end of September 1999. Y2K verification procedures are currently underway to determine the compliance status of phone systems, ATE stations and personal computers. Verification of phone systems and ATE stations is estimated to be completed by the end of June 1999. Verification of personal computers is estimated to be completed by the end of September 1999. The MRP Business System in Tortona, Italy at the Company's Geritel facility is noncompliant. Subject to Board approval, the proposed Y2K project management office will revise and implement a plan to address this situation. The Company's customer service database and QA Database are noncompliant; upgrades of these two systems is scheduled to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/ or supply, lawsuits and other material costs and liabilities.

     Network Services (Vienna, VA)


     With the exception of personal computers, the internal systems at Network Services in Vienna, Virginia have been tested and found to be compliant in all material respects, however there can be no assurance that Y2K related complications will not arise. Verification of the Y2K status of personal computers is currently in progress and is estimated to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/ or supply, lawsuits and other material costs and liabilities.

     CRC Control Resources (Fair Lawn, NJ)


     Most of CRC's internal systems have been tested and many have been found to be compliant, however there can be no assurance that Y2K related complications will not arise. The MRP Business System Proprietary Server OS Novell 3.11, and Corporate Server, Mail System are noncompliant and are scheduled to be replaced by the end of September 1999. The Defect Control System is noncompliant and is scheduled to be replaced by the end of December 1999. Verification of the compliance status of personal computers is in progress and is scheduled to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/or supply, lawsuits and other material costs and liabilities.

     Technosystem (Rome, Italy)


     The ERP business system has been found to be compliant, however there can be no assurance that Y2K related complications will not arise. The financial administration system is noncompliant and replacement is scheduled to be completed by the end of September 1999. Verification of the Y2K compliance status of all other internal systems is currently underway and is estimated to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/ or supply, lawsuits and other material costs and liabilities.

     Vendors.


          The Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness. Even if assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company's business, condition and results of operations. We cannot be assured that reasonable alternative suppliers or contractors will be available. Even if assurances are received from third parties, a risk remains that failures of systems and products of other companies on which we rely could have a material adverse effect on our business, condition and results of operations.

          Critical suppliers are currently being identified at the California, Florida, United Kingdom, Germany and Italy sites. Six critical suppliers have been identified at Network Services in Vienna, Virginia. Three have been evaluated and found to be compliant, however we cannot be certain that Y2K failures will not affect these suppliers. The remaining suppliers are scheduled to be evaluated by the end of June 1999. CRC has identified its critical suppliers. Evaluations are scheduled to be completed by the end of September 1999. There are three critical suppliers for the Technosystem product line. Evaluation of these suppliers is scheduled to be completed by the end of September 1999. Subject to Board approval, the proposed Y2K project management office should establish and implement a vendor management strategy to ensure compliance of its vendors. The plan should provide for onsite audits of critical suppliers and creation and execution of compliance agreements.

     Year 2000 Project Management Plan


     P-Com has utilized Y2K consultants to audit its revenue generating facilities which are located in California, and Tortona, Italy, and its subsidiaries CRC in New Jersey and Technosystem in Rome, Italy. The consultants' both reviewed P-Com's Y2K compliance efforts to date and identified areas warranting further review. Based on the consultants' recommendations, P-Com has embarked on a global program to address its readiness for the century change. The Company will create a Y2K project management office. A project manager will direct the office and supervise its functions. The Y2K project manager and the office's staff will be responsible for among other tasks, business and continuity planning, vendor compliance management, creating and maintaining an inventory of Y2K action items, establishing and publishing standards, and maintaining a document archive. The Y2K project management office will also be responsible for creating and managing a contingency plan which is scheduled to be established and implemented by the end of June 1999. P-Com has not yet established a comprehensive contingency plan, however with the help of our consultants, we have identified the issues which such a plan must address.

     The Company's budget for the Y2K Program is approximately $2 million and will be submitted to the Board of Directors for approval. In addition, P-Com will incur material expenses associated with onsite audits of its critical suppliers. The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Y2K issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Y2K ready in time.

VOLATILITY OF STOCK PRICE

     In recent years, the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of affected companies. The Company believes that factors such as announcements of developments related to its business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Asia/Pacific region, sales by competitors, including sales to its customers, sales of its common stock into the public market, including by members of management, developments in its relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations (as recently experienced), regulatory developments, fluctuations in results of operations and general conditions in its market or markets served by its customers or the economy, could cause the price of its common stock to fluctuate, sometimes reaching extreme and unexpected lows. The market price of its Common Stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to its performance. Such fluctuations could continue to materially adversely affect the market price of its Common Stock.

SUBSTANTIAL AMOUNT OF DEBT

     In November 1997, through a private placement of the Company's Notes, the Company incurred $100 million of indebtedness. In December 1998, January 1999 and February 1999, the Company retired approximately $40 million of such indebtedness in exchange for approximately 5.3 million shares of its Common Stock. As of December 31, 1998, its total indebtedness including current liabilities was approximately $192.4 million and its stockholders' equity was approximately $106.6 million.

     The Company's bank line of credit provides for borrowings of approximately $50 million, which as of December 31, 1998 had been almost fully utilized. The line of credit requires the Company to comply with several financial covenants, including the maintenance of specific minimum ratios. At periods in time since June 30, 1998, the Company has amended its existing bank line of credit to prevent defaults with respect to several covenants. Had these amendments not been made, the Company would have defaulted on those covenants in its bank line, which would have triggered cross defaults in the Notes, preferred stock instruments and other debt. The Company expects to require additional amendments to its existing bank line of credit to be in compliance with these covenants for the first quarter of 1999. If the Company is unable to adequately remedy such non-compliance through amendments or otherwise, the Company may be in default under its bank line of credit. Such defaults, if declared by the lenders, will trigger cross defaults in its outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments, accelerate repayment of such debts, and give rise to rights of holders of all outstanding Series B Preferred Stock to have their stock redeemed by the Company. In addition, the Company could lose its eligibility to use its Registration Statement on Form S-3 and could be delisted by the Nasdaq National Market. Such events could materially adversely affect the Company's business, financial condition and results of operations.

     The Company's ability to make scheduled payments of the principal and interest on indebtedness will depend on future performance, which is subject in part to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will be able to make payments on or restructure or refinance its debt in the future, if necessary.

DIVIDENDS

     Since the Company's incorporation in 1991, the Company has not declared or paid cash dividends on its common stock, and the Company anticipates that any future earnings will be retained for investment in the business. The Company is, however, required to pay a 6% per year premium on the Series B preferred stock, payable in cash or common stock at its option. Any payment of cash dividends in the future will be at the discretion of the Company's board of directors and will depend upon, among other things, its earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends.

CHANGE OF CONTROL

     Members of the Company's board of directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 6% of the outstanding shares of common stock. Accordingly, these stockholders are able to influence the election of the members of its board of directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

     This level of ownership, together with the stockholder rights agreement, certificate of incorporation, privileges of the Series B preferred stock, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of P-Com and may adversely affect the voting and other rights of other holders of common stock.

     The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of the Series B preferred stock and any other preferred stock that may be issued in the future, including the Series A junior participating preferred stock that may be issued pursuant to the stockholder rights agreement upon the occurrence of certain triggering events. In general, the stockholder rights agreement provides a mechanism by which its board of directors and stockholders may act to substantially dilute the share position of any takeover bidder that acquires 15% or more of its Common Stock. The issuance of the Series B preferred stock or the future issuance of the Series A preferred stock or any additional preferred stock could have the effect of making it more difficult for a third party to acquire a majority of its outstanding voting stock.

SERIES B PREFERRED STOCK FINANCING

     In December 1998, the Company raised gross proceeds of $15 million through the issuance of 15,000 shares of a newly designated Series B convertible participating preferred stock and warrants to purchase up to 1,242,257 shares of Common Stock. The issuance of the Series B preferred stock and warrants provided the Company with additional working capital required to fund continuing operations. However, the agreements with the purchasers of the Series B preferred stock and warrants contain terms and covenants that could result in substantial dilution to its stockholders, could render future financings and loans and merger and acquisition activities more difficult and could require the Company to expend substantial amounts of cash, even if unavailable at the time such expenditure was required.

     Certain covenants that the Company made in connection with the issuance of the Series B preferred stock may also have the effect of limiting its ability to obtain additional financing and issue other securities. The Company has agreed, until December 22, 1999, not to issue or agree to issue any equity securities at a price less than fair market value or any variably priced securities, subject to limited exceptions. In addition, the terms of the Series B preferred stock financing agreements prohibit the Company from, among other things, altering, changing or otherwise adversely affecting the terms of the Series B preferred stock; creating or issuing any senior or pari passu securities; or redeeming or paying any dividend on any junior securities.

     The terms of the Series B preferred stock financing agreements also include mandatory redemption features and payment provisions that are triggered in the event the Company fails to satisfy certain obligations. Holders of the Series B preferred stock may require redemption of their shares at a substantial premium, plus a default interest rate, if applicable, upon the occurrence of certain events deemed within its control. Upon the occurrence of certain other events deemed outside of its control, including among others, its failure to obtain stockholder approval (which the Company must solicit at its expense) of the potential issuance of more than 20% of the Common Stock outstanding on December 22, 1998, or 8,707,488 shares, at a price less than the greater of book value or fair market value may be required to make significant payments to the holders of Series B preferred stock and warrants. All such payments are capped at $4,950,000 plus a default interest rate, if applicable, and are in lieu of redemption for these provisions. If the holders of Series B preferred stock demand redemption or if the Company is required to make significant payments to such stockholders, the Company may not be able to fund such redemption or payments, and even if funding is available, the expenditures required to fund such redemption or payments could have a material adverse effect on its financial condition.

     The Series B preferred stock is convertible into shares of its Common Stock at variable rates based on future trading prices of its Common Stock and events that may occur in the future. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminable and could fluctuate significantly based on the issuance by the Company of other securities. Also, the warrants are subject to anti-dilution protection and thus may require the issuance of more shares than originally anticipated. These factors may result in substantial future dilution to the holders of its Common Stock.

     In addition to the foregoing, the redemption rights, liquidated damages provisions, cross default provisions to its debt instruments and other terms of the Series B preferred stock, under certain circumstances, could lead to a significant accounting charge to earnings and could materially adversely affect its business, results of operations and financial condition. The Series B preferred stock will be classified as mandatorily redeemable preferred stock. As a result, in the fourth quarter of 1998, the Company recognized in its earnings (loss) per share calculation the fair value of warrants issued and the accretion of the Series B preferred stock to its fair value. During the period of conversion of the Series B preferred stock, the Company will be required to recognize in its earnings (loss) per share calculation any accretion of the Series B preferred stock to its redemption value as a dividend to the holders of the Series B preferred stock. Consequently, the Company took a charge of approximately $1.8 million to its accumulated deficit for the fourth quarter of fiscal 1998 as a result of the accounting treatment for issuance of the related warrants. Such charge and potential other future charges relating to the provisions of the Series B preferred stock financing agreements may adversely affect its earnings (loss) per share and the market price of its Common Stock and may continue to do so. The convertibility features of such Series B preferred stock and subsequent sales of the Common Stock underlying both it and the warrants could materially adversely affect its valuation and the market trading price of its shares of Common Stock.

ITEM 7A.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURE

     The Company has international sales and facilities and is, therefore, subject to foreign currency rate exposure. Historically, its international sales have been denominated in British pounds sterling or United States dollars. With recent acquisitions of foreign companies, certain of its international sales are denominated in other foreign currencies, including Italian lira. The Company enters into foreign forward exchange contracts to reduce the impact of currency fluctuations of anticipated sales to British customers. The objectives of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The gains and losses on forward exchange contracts are included in earnings when the underlying foreign currency denominated transaction is recognized.

     The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At December 31, 1998 and 1997, the Company had forward contracts to sell approximately $26.1 million and $13.3 million in British pounds, respectively. The fair value of forward exchange contracts approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

     The functional currency of the Company's wholly owned and majority-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at December 31, 1998, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. In 1997, a near-term 10% appreciation or depreciation of the U.S. dollar was also determined to have an insignificant effect. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     The Company's convertible subordinated Notes bear interest at a fixed rate, therefore, the Company's financial condition and results of operations would not be affected by interest rate changes in this regard. The Company's revolving line of credit is subject to interest at either a base interest rate or a variable interest rate that is within 200 basis points of the base interest rate. A 200 basis point increase over the base interest rate would not be material to the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS

                                  P-COM, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                         Page
                                                                                        ----
FINANCIAL STATEMENTS:
   Report of Independent Accountants..................................................  51
   Consolidated Balance Sheets at December 31, 1998 and 1997..........................  52
   Consolidated Statements of Operations for the years ended December 31, 1998,
     1997, and 1996...................................................................  53
   Consolidated Statements of Stockholders' Equity for the years ended December 31,
     1998, 1997, and 1996.............................................................  54
   Consolidated Statements of Cash Flows for the years ended December 31, 1998,
     1997 and 1996....................................................................  55
   Notes to Consolidated Financial Statements.........................................  56
FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and Qualifying Accounts....................................  73

     All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



                                  Forthcoming

                                  P-COM, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share data)

                                                                          DECEMBER 31,
                                                                    1998                1997
                                                                -----------          -----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  29,241            $  88,145
  Accounts receivable, net of allowance for doubtful
   accounts of $9,591 in 1998 and $2,521 in 1997                    50,533               70,883
  Inventory                                                         79,026               58,003
  Prepaid expenses and notes receivable                             21,949               12,534
                                                                 ---------            ---------
    Total current assets                                           180,749              229,565
Property and equipment, net                                         52,086               32,313
Deferred income taxes                                                9,678                1,697
Goodwill and other assets                                           71,845               41,946
                                                                 ---------            ---------
                                                                 $ 314,358            $ 305,521
                                                                 =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  39,618            $  38,043
  Accrued employee benefits                                          3,345                3,930
  Other accrued liabilities                                         10,318                6,255
  Income taxes payable                                                  --                6,409
  Notes payable                                                     46,360                  293
                                                                 ---------            ---------
    Total current liabilities                                       99,641               54,930
                                                                 ---------            ---------

Long-term debt                                                      92,769              101,690
                                                                 ---------            ---------

Minority interest                                                       --                  604
                                                                 ---------            ---------

Series B Mandatorily Redeemable Convertible Preferred Stock         13,559                   --
                                                                 ---------            ---------
Mandatorily Redeemable Common Stock Warrants                         1,839                   --
                                                                 ---------            ---------
Commitments (Note 8)

Stockholders' equity:
  Series A Preferred Stock                                              --                   --
  Common Stock, $0.0001 par value; 95,000,000 shares
    authorized; 45,869,777 and 42,664,077 shares
    issued and outstanding at December 31, 1998 and
    1997, respectively                                                   5                    4
Additional paid-in capital                                         145,246              131,735
Retained earnings (accumulated deficit)                            (38,783)              18,380
Accumulated other comprehensive income                                  82               (1,822)
                                                                 ---------            ---------
    Total stockholders' equity                                     106,550              148,297
                                                                 ---------            ---------
                                                                 $ 314,358            $ 305,521
                                                                 =========            =========


      The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     1998             1997             1996
                                                  ----------        ---------        ---------
Sales
 Product                                           $151,347         $190,545         $101,853
 Service                                             43,597           30,157           19,100
                                                   --------         --------         --------
   Total sales                                      194,944          220,702          120,953
                                                   --------         --------         --------

Cost of sales
 Product                                            113,498          110,267           60,362
 Service                                             30,777           18,968           13,696
                                                   --------         --------         --------
   Total cost of sales                              144,275          129,235           74,058
                                                   --------         --------         --------
 Gross profit                                        50,669           91,467           46,895
                                                   --------         --------         --------

Operating expenses:
 Research and development                            41,473           29,127           20,163
 Selling and marketing                               22,020           15,696            7,525
 General and administrative                          24,965           14,741           10,178
 Goodwill amortization                                6,692            2,207              105
 Restructuring charge                                 4,332                -                -
 Acquired in-process research and
   development                                       15,442                -                -
                                                   --------         --------         --------
   Total operating expenses                         114,924           61,771           37,971
                                                   --------         --------         --------
Income (loss) from operations                       (64,255)          29,696            8,924
Interest expense                                     (9,031)          (2,315)          (1,579)
Interest income                                       1,626            1,557            1,328
Other income (expense)                                 (498)           1,005            1,157
                                                   --------         --------         --------
Income (loss) before extraordinary item
   and income taxes                                 (72,158)          29,943            9,830
Provision (benefit) for income taxes                (11,501)          11,052              956
                                                   --------         --------         --------
Income (loss) before extraordinary item             (60,657)          18,891            8,874
Extraordinary item: retirement of Notes               5,333                -                -
                                                   --------         --------         --------
Net income (loss)                                   (55,324)          18,891            8,874
Charge related to Preferred Stock discount           (1,839)               -                -
                                                   --------         --------         --------
Net income (loss) applicable to
   holders of Common Stock                         $(57,163)        $ 18,891         $  8,874
                                                   ========         ========         ========

Basic income (loss) per share:
   Income (loss) before extraordinary item         $  (1.44)        $   0.45         $   0.23
   Extraordinary item                                  0.12                -                -
                                                   --------         --------         --------
   Net income (loss)                               $  (1.32)        $   0.45         $   0.23
                                                   ========         ========         ========
Diluted income (loss) per share:
   Income (loss) before extraordinary item         $  (1.44)        $   0.43         $   0.22
   Extraordinary item                                  0.12                -                -
                                                   --------         --------         --------
   Net income (loss)                               $  (1.32)        $   0.43         $   0.22
                                                   ========         ========         ========

Shares used in per share computations
   Basic                                             43,254           42,175           38,762
                                                   ========         ========         ========
   Diluted                                           43,254           44,570           40,607
                                                   ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                                                               Accumulated
                                                                                                Retained       Other
                                                         Common Stock         Additional        Earnings       Compre-     Compre-
                                                        --------------         Paid-In        (Accumulated     hensive     hensive
                                                     Shares        Amount      Capital          Deficit)       Income      Income
                                                     ------        ------      -------          -------       ----------   --------
Balance at December 31, 1995                         35,527,028  $      3     $   56,614       $  (9,360)

Issuance of Common Stock in public offerings,
  net of issuance costs                               4,196,970         1         52,531                 -
Issuance of Common Stock for the purchase of
  ACS                                                   140,000         -          1,698                 -

Issuance of Common Stock upon exercise of stock
  options and warrants                                  784,408         -          1,353                 -
Issuance of Common Stock under employee stock
  purchase plan                                         188,800         -            717                 -
Cumulative translation adjustment                             -         -              -                 -    $       73   $     73
Distribution of retained earnings                                                                      (25)
Net income                                                    -         -              -             8,874                    8,874
                                                                                                                           --------
Comprehensive income                                                                                                       $  8,947
                                                    -----------  --------     ----------       -----------    ----------   ========
Balance at December 31, 1996                         40,837,206         4        112,913              (511)           73

Conversion of shareholders' loan to equity by
  Geritel                                                     -         -            368                 -
Issuance of Common Stock for the purchase of
  CSM                                                   796,612         -         14,500                 -
Issuance of Common Stock upon exercise of stock
  options and warrants                                  878,385         -          2,912                 -
Cumulative translation adjustment                             -         -              -                 -        (1,895)  $ (1,895)
Issuance of Common Stock under employee stock
  purchase plan                                         151,874         -          1,042                 -
Net income                                                    -         -              -            18,891                   18,891
                                                                                                                           --------
Comprehensive income                                                                                                       $ 16,996
                                                    -----------  --------     ----------       -----------    ----------   ========
Balance at December 31, 1997                         42,664,077         4        131,735            18,380        (1,822)

Issuance of Common Stock upon exercise of stock
  options and warrants                                  498,670         -          2,651                 -
Issuance of Common Stock under employee stock
  purchases plan                                        240,030         -          1,842                 -
Issuance of Common Stock upon retirement of
  Convertible Subordinated Notes due 2002             2,467,000         1          9,018                 -
Charge related to Preferred Stock discount                    -         -              -            (1,839)
Cumulative translation adjustment                             -         -              -                 -         1,904   $  1,904
Net loss                                                      -         -              -           (55,324)                 (55,324)
                                                                                                                           --------
Comprehensive income                                                                                                       $ 53,420
                                                    -----------  --------     ----------       -----------    ----------   ========
Balance at December 31, 1998                         45,869,777  $      5     $  145,246       $   (38,783)   $       82
                                                    ===========  ========     ==========       ===========    ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               1998          1997           1996
                                                                               ----          ----           ----
Cash flows from operating activities:
     Net income (loss)                                                       $ (55,324)     $  18,891      $   8,874
     Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquisitions:
       Depreciation                                                             11,544          6,013          5,152
       Amortization of goodwill and other intangible assets                      6,827          2,207            105
       Change in minority interest                                                (604)           (15)           619
       Deferred income taxes                                                    (7,981)            14         (1,711)
       Acquired in-process research and development expenses                    15,442             --             --
       Non-cash effect of retirement of Notes                                   (5,333)            --             --
     Change in assets and liabilities:
       Accounts receivable                                                      24,764        (19,375)       (24,663)
       Inventory                                                               (15,016)       (20,807)       (14,773)
       Prepaid expenses and notes receivable                                    (9,109)           110         (4,544)
       Other assets                                                              2,684         (5,111)         1,850
       Accounts payable                                                         (1,390)         4,443         14,499
       Accrued employee benefits                                                  (585)         1,967            526
       Other accrued liabilities                                                 2,709         (4,746)         5,549
       Income taxes payable                                                     (6,409)         3,915          2,590
                                                                             ---------      ---------      ---------
    Net cash used in operating activities                                      (37,781)       (12,494)        (5,927)
                                                                             ---------      ---------      ---------
Cash flows from investing activities:
     Acquisition of property and equipment                                     (29,187)       (16,922)       (14,078)
     Acquisitions, net of cash acquired                                        (61,398)       (10,855)        (2,714)
                                                                             ---------      ---------      ---------
    Net cash used in investing activities                                      (90,585)       (27,777)       (16,792)
                                                                             ---------      ---------      ---------
Cash flows from financing activities:
     Proceeds (payments) of notes payable                                       46,067        (12,651)         1,425
     Proceeds from issuance of Common Stock, net of expenses                     4,493          3,955         54,576
     Proceeds (payments) from long-term debt                                     2,016           (719)            --
     Proceeds from convertible debt offering, net                                   --         97,500             --
     Proceeds from issuance of Preferred Stock and warrants, net                13,559             --             --
     Proceeds from sale-leaseback transaction                                    1,557             --             --
     Payment of sale-leaseback obligation                                         (134)            --             --
                                                                             ---------      ---------      ---------
    Net cash provided by financing activities                                   67,558         88,085         56,001
                                                                             ---------      ---------      ---------

Effect of exchange rate changes on cash                                          1,904         (1,895)            73
                                                                             ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                           (58,904)        45,919         33,355

Cash and cash equivalents at the beginning of the period                        88,145         42,226          8,871
                                                                             ---------      ---------      ---------
Cash and cash equivalents at the end of the period                           $  29,241      $  88,145      $  42,226
                                                                             =========      =========      =========
Supplemental cash flow disclosures:
     Cash paid for income taxes                                              $   3,900      $   5,610      $     217
                                                                             =========      =========      =========
     Cash paid for interest                                                  $   8,717      $     656      $     133
                                                                             =========      =========      =========
     Stock issued in connection with the acquisitions of CSM & ACS           $      --      $  14,500      $   1,698
                                                                             =========      =========      =========
     Conversion of shareholder's loan to equity by Geritel                   $      --      $     368      $      --
                                                                             =========      =========      =========
     Exchange of Convertible Subordinated Notes for Common Stock             $  14,350      $      --      $      --
                                                                             =========      =========      =========
     Promissory note issued in connection with the acquisition of Cylink     $   9,682      $      --      $      --
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

  The Company expects to require additional amendments to the covenants of its existing line of credit (see Note 3) to be in compliance with such covenants in 1999. The Company has in the past, and is currently, in negotiation with its banks to amend the covenants in its line of credit agreement to allow them to be in compliance. Management expects to be successful in its negotiations. If the Company is unable to adequately remedy such non-compliance through amendments or otherwise, the Company may be in default under its line of credit. Such defaults, if declared by the lenders, will trigger cross defaults in its outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments, may accelerate repayment of such debts, and give rise to rights of holders of all outstanding Series B Preferred Stock to have their stock redeemed by the Company.

  Effective May 29, 1997, the Company acquired Control Resources Corporation ("CRC"). Effective November 28, 1997, the Company acquired RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), see Note 5. These transactions were accounted for as poolings-of-interests and accordingly, the consolidated financial statements for all periods presented include the results of these acquired companies as if they had been combined since inception.

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

  Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its majority-owned and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Foreign currency translation

  The functional currency of the Company's wholly owned and majority-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material in all periods presented.

  Fair Value of Financial Instruments

  The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The estimated fair value of the Company's Convertible Subordinated Notes was approximately 63% of par or $53.8 million at December 31, 1998. The estimated fair value of all other financial instruments at December 31, 1998 and 1997 approximated cost.

  Cash and cash equivalents

  The Company considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

  Revenue recognition

  Revenue from product sales is recognized upon shipment of the product provided no significant obligations remain and collectibility is probable. Provisions for estimated warranty repairs, returns and allowances are recorded at the time products are shipped. Revenue from service sales is recognized ratably over the contractual period or as the service is performed.

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

  Goodwill

  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on the expected revenue stream or on a straight-line basis over the period of expected benefit ranging from three to twenty years. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entity acquired over the remaining amortization period. Should this review indicate that goodwill will not be recoverable, the Company's carrying value of the goodwill will be reduced to its discounted cash flows value.

  In-process research and development

  The Company recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 based upon an independent valuation relating to the acquisition of the Cylink Wireless Group. Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters and adopted the application of the recent SEC guidance. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill. The purchase price of the acquisition was determined by an independent appraisal.

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

  Income taxes

  The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, the Company can not determine will more likely than not be realized.

  Concentration of credit risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, and derivative financial instruments used in hedging activities. The Company places its cash and cash equivalents in a variety of financial instruments such as market rate accounts and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

  To date, the Company has sold most of its products in international markets. Sales to seven customers have been denominated in British pounds, and at December 31, 1998 and 1997 amounts due from these customers represented 49% and 30%, respectively, of accounts receivable. Any gains and/or losses incurred on the settlement of these receivables are included in the financial statements as they occur.

  The Company extends credit terms to international customers of up to 120 days, which is consistent with local business practices. The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then made either on 30 to 90 day payment terms, COD or letters of credit.

  At December 31, 1998 and 1997, approximately 75% and 47%, respectively, of trade accounts receivable represents amounts due from four customers. The Company has an agreement with certain banks to sell, without recourse, certain of its trade accounts receivable. During 1998 and 1997, the Company sold approximately $57 million and $12 million, respectively, of its trade accounts receivable. For this service, the banks received a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. In 1998, 1997, and 1996, there were no material gains or losses on accounts receivable sold without recourse.

The following table summarizes the percentage of sales accounted for by the Company`s significant customers with sales of 10% or more:

                                               Year ended December 31,
                                         1998            1997            1996
                                       -------         -------       ----------
               Customer A                 23%             15%              11%
               Customer B                 --              11               11
               Customer C                 --              --               11
               Customer D                 --              --               11
               Customer E                 --              --               11

  Off-balance sheet risk

  The Company enters into foreign forward exchange contracts to reduce the impact of currency fluctuations of sales to British customers. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The foreign forward exchange contracts generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less.

  The Company considers purchase orders from customers to be firm commitments for purposes of designating foreign forward exchange contracts as hedges. As such, gains or losses on a contract are deferred and included in other income (expense) when the underlying contract is recognized. Losses are not deferred, however, if it is estimated that deferral would lead to recognizing losses in later periods. The Company does not enter into speculative forward exchange contracts.

  At December 31, 1998 and 1997, the Company had forward exchange contracts to sell approximately $26.1 million and $13.3 million in British pounds, respectively. The fair value of forward exchange contracts, which was determined based on a comparison of the exchange rate per the contract and the market exchange rate on December 31, 1998, approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

  Net income (loss) per share

   Basic net income (loss) per share is computed by dividing net income applicable to holders of Common Stock (numerator) by the weighted average number of shares of Common Stock outstanding (denominator) during the period. Diluted net income (loss) per share, gives effect to all potentially dilutive Common Stock outstanding during a period such as those relating to stock options, Notes, Preferred Stock and warrants. In computing diluted net income
(loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options. The weighted average effect of unexercised stock options to purchase 813,596 shares of Common Stock were excluded from the computation of diluted net loss per share in 1998 as the effect would be antidilutive.

  Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                        1998            1997             1996
                                                                      ----------      ---------        --------
                                                                         (in thousands, except per share data)
Income (loss) before extraordinary item                                $(60,657)        $18,891         $ 8,874
Charge related to preferred stock discount                               (1,839)              -               -
                                                                      ----------      ---------        --------
Income (loss) before extraordinary item applicable to holders
   of Common Stock                                                      (62,496)         18,891           8,874
Extraordinary item                                                        5,333               -               -
                                                                      ----------      ---------        --------
Net income <loss> applicable to holders of Common Stock                 (57,163)         18,891           8,874

Effect of dilutive securities:
   Interest expense on Convertible Subordinated Notes                         -             397               -
                                                                      ----------      ---------        --------
Numerator for diluted net income (loss) per common share               $(57,163)        $19,288         $ 8,874
                                                                      ==========      =========        ========

Denominator for basic net income (loss) per common share                 43,254          42,175          38,762
Effect of dilutive securities:
   Stock options and warrants                                                 -           1,826           1,845
   Convertible Subordinated Notes                                             -             569               -
                                                                      ----------      ---------        --------
Denominator for diluted net income (loss) per common share               43,254          44,570          40,607
                                                                      ==========      =========        ========
Basic income (loss) per share:
   Income (loss) before extraordinary item                             $  (1.44)        $  0.45         $  0.23
   Extraordinary Item                                                      0.12               -               -
                                                                      ----------      ---------        --------
   Net income (loss)                                                   $  (1.32)        $  0.45         $  0.23
                                                                      ==========      =========        ========

Diluted income (loss) per share:
   Income (loss) before extraordinary item                             $  (1.44)        $  0.43         $  0.22
   Extraordinary item                                                      0.12               -               -
                                                                      ----------      ---------        --------
   Net income (loss)                                                   $  (1.32)        $  0.43         $  0.22
                                                                      ==========      =========        ========

  Stock-based Compensation

  The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the consideration received.

 Comprehensive Income

  The Company has adopted SFAS 130, "Reporting Comprehensive Income". Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company's foreign currency translation, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive income in 1998, 1997, and 1996 has been reflected in the Consolidated Statements of Stockholders' Equity.

 Recently Issued Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The Company is currently evaluating the impact of SFAS 133 on its financial position and results of operations.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

  In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company has expensed these costs historically, therefore, the adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 2 -- BALANCE SHEET COMPONENTS (in thousands):

                                                                              December 31,
                                                                          1998                 1997
                                                                          ----                 ----
Inventory:
  Raw materials                                                        $   16,395           $   9,695
  Work-in-process                                                          42,995              32,472
  Finished goods                                                           19,636              15,836
                                                                       ----------           ---------
                                                                       $   79,026           $  58,003
                                                                       ==========           =========

Property and equipment:
  Tooling and test equipment                                           $   52,718           $  31,603
  Computer equipment                                                        9,210               4,950
  Furniture and fixtures                                                    7,220               4,979
  Land and buildings                                                        3,506               1,389
  Construction-in-process                                                   4,878               3,294
                                                                       ----------           ---------
                                                                           77,532              46,215
Less accumulated depreciation                                             (25,446)            (13,902)
                                                                       ----------           ---------
                                                                       $   52,086           $  32,313
                                                                       ==========           =========
Goodwill and other assets:
Goodwill:
  ACS                                                                  $        -           $   1,347
  Geritel                                                                       -               1,306
  Technosystem                                                             15,850              15,850
  CSM                                                                      22,295              22,295
  Cylink                                                                   34,261                   -
  Cemetel                                                                   4,360                   -
                                                                       ----------           ---------
                                                                           76,766              40,798
Less accumulated amortization                                              (8,424)             (2,620)
                                                                       ----------           ---------
    Net goodwill                                                           68,342              38,178
Other assets:                                                               3,503               3,768
                                                                       ----------           ---------
                                                                       $   71,845           $  41,946
                                                                       ==========           =========

  During 1998, the Company incurred a restructuring charge, which included an impairment write down of goodwill related to the acquisition of ACS and Geritel of approximately $2.9 million, included above.

NOTE 3 -- DEBT ARRANGEMENTS:

  On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $27.46 per share at any time. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes will be paid semi-annually on May 1 and November 1 of each year. On December 30 and 31, 1998, the Company issued 2,467,000 shares of Common Stock in exchange for $14.4 million of Notes and recorded an extraordinary gain of $5.3 million. On
December 30, and December 31, 1998, the closing price of the Company's Common Stock was $3.50 and $3.98, respectively. On January 4 and February 2, 1999, the Company issued an additional 2,792,257 shares of Common Stock in exchange for $25.5 million of Notes and will record an extraordinary gain of $7.3 million. On January 4, 1999 and February 2, 1999, the closing price of the Company's Common Stock was $3.53 and $8.88, respectively.

  The Company entered into a new revolving line-of-credit agreement on May 15, 1998, as amended during the year, that provides for borrowings of up to $50 million. At December 31, 1998, the Company had been advanced approximately $46.4 million and had used the remaining $3.6 million to secure letters of credit under such line. The maturity date of the line-of-credit agreements is April 30, 2001. Borrowings under the line are secured by the assets of the Company and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. Amendments during the year allowed the Company to remain in compliance with the debt covenants, and the Company was in compliance with such covenants as of December 31, 1998. However, the Company expects to require additional amendments to the agreement to be in compliance with the covenants for the first quarter of 1999, and is in negotiations with the banks to secure such amendments to allow the Company to remain in compliance in the normal course of business.

  The remaining borrowings consist of bank loans and notes payable of $2.2 million, and amounts drawn under lines of credit available to the Company's foreign subsidiaries, with interest rates ranging from 8% to 12%. The Company's foreign subsidiaries had lines of credit available from various financial institutions. At December 31, 1998, $3.8 million had been drawn down under these facilities. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

NOTE 4 -- CAPITAL STOCK:

  The authorized capital stock of the Company consists of 95 million shares of Common Stock, $0.0001 par value (the "Common Stock"), and 2 million shares of preferred stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below) and 20,000 shares of which have been designated Series B Convertible Participating Preferred Stock (the "Series B"), 15,000 shares of which are issued and outstanding.

  Common Stock. In May 1996, the Company received net proceeds of $52.5 million from the sale of 4,196,970 shares of Common Stock in a follow-on public offering.

  Preferred Stock. The Board of Directors has the authority to issue the remaining shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the holders of Common Stock; however, the Board may not create or issue any additional shares of Series B or of the remaining authorized but unissued shares of preferred stock without the consent of the initial purchasers of the Series B.

  The Series A is not redeemable. Each share of Series A will be entitled to an aggregate dividend of 10,000 times any dividend declared per share of Common Stock. In the event of liquidation, the holders of Series A will be entitled to the greater of a $10,000 per share payment, plus any accrued and unpaid dividends, or an aggregate payment of 10,000 times any payment to be made per share of Common Stock, prior to any payment to any holder of Common Stock. Each share of Series A will have 10,000 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which Common Stock is exchanged, each share of Series A will be entitled to receive 10,000 times the amount received per share of Common Stock.

  Mandatorily Redeemable Convertible Preferred Stock and Warrants. In December 1998, the Company completed a private placement of 15,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B") for $1,000 per share and Warrants to purchase up to 1,242,257 shares of Common Stock. A portion of the proceeds were allocated to the warrants based on their fair value and accounted for as a discount to the Series B. The remainder of the proceeds were allocated to the Series B. Because Series B is immediately convertible into shares of Common Stock, the discount was amortized as a reduction of income available to holders of Common Stock upon the issuance of Series B. The Company did not record a beneficial conversion feature related to Series B because the conversion price, using the conversion terms that are most beneficial to the holder, was greater than the market price of the Common
Stock on the date of issuance. The Series B is immediately convertible into shares of Common Stock at variable rates based on future trading prices of the Common Stock and events that may occur in the future. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminable and could fluctuate significantly based on the issuance of other securities. Assuming certain conditions are met, the Series
B will automatically convert into Common Stock on December 22, 2001.

  The Series B is senior to Series A and Common Stock with respect to the right to receive dividend payments and liquidation preferences. Series B accrues a 6% per year premium, payable in cash or Common Stock, at the Company's option. Series B has no voting power, except as otherwise provided by applicable law or pursuant to certain contractual protections described in the Certificate of Designations.

  Upon the occurrence of certain events deemed within the Company's control, each then outstanding share of Series B is redeemable at the holder's option at the greater of $1,330 per share, plus a 6% per year premium and any default amounts, or a predetermined redemption formula based on the average of the closing bid prices for the Company's Common Stock during the period beginning on the date of the holder's redemption notice and ending on the date of redemption. In certain circumstances, the Company may be able to avoid redemption if they cure such events prior to the redemption election by a holder.

  Upon the occurrence of certain other events deemed outside of the Company's control ("Override Election Events"), the Company is required to make significant cash payments to the holders of Series B. All cash payments required to be made as a result of an Override Election Event, together with all cash payments required to be made under the other Series B financing agreements, are capped at an aggregate of $1,330 per share plus a default interest rate, if applicable.

  As long as an event pursuant to which the holders of Series B are entitled to redeem or an Override Election Event has not occurred (or if such event has occurred in the past, it has been cured for at least the six immediately preceding consecutive months without the occurrence of any other such event), Series B is redeemable at the Company's option in certain limited circumstances at premiums varying from 115% to 160% of the original issue price of Series B, plus a 6% premium per year and a default interest rate, if applicable.

  If the Company merges with a public company meeting certain threshold criteria, the holders of Series B will be entitled to receive in the merger the consideration they would have received had they converted their stock the day before the public announcement of the merger. If the Company merges with a private company or a public company not meeting the threshold criteria, the holders of Series B will be entitled, at their option, (1) to retain their preferred stock, which will thereafter convert into common stock of the surviving company, or (2) receive either the consideration they would have received had they converted their stock the day before the public announcement of the merger or receive $1,250 per share of Series B then outstanding, up to an aggregate of $18.7 million in cash, plus any accrued and unpaid premium and a default interest rate, if applicable.

  The warrants issued in connection with Series B were valued at $1,839,000 using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 65%; a weighted-average risk-free interest rate of 4.5% and a weighted-average expected life of 5 years. The initial exercise price for the Common Stock underlying the Warrant is $3.47. The Warrants are immediately exercisable until the earlier of: (1) December 22, 2003 or (2) the date on which the closing of a consolidation, merger of other business combination with or into another entity pursuant to which the Company does not survive. In the event the Company merges or consolidates with any other company, the warrant holders are entitled to similar choices as to the consideration they will receive in such merger or consolidation as are provided to the holders of Series B. In addition, the number of shares issuable upon exercise of the Warrants is subject to anti-dilution adjustment if the Company sells Common Stock or securities convertible into or exercisable for Common Stock (excluding certain issuances such as Common Stock issued under employee, director or consultant benefit plans) at a price per share less than $3.47 (subject to adjustment).

  Stockholder Rights Agreement. On September 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights (the "Rights") will be distributed as a dividend on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten years from the date of the Agreement.

  In general, the Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. In addition, if a person or group acquires 15% or more of the Company's common Stock (or cash, other securities or property, at the discretion of the Board of Directors) having a market value of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, the Board, in its sole discretion, may redeem the Rights for $0.0001 per Right.

NOTE 5 -- ACQUISITIONS:

  On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1999. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. Such amount has been excluded from the amount allocated to accounts receivable purchased. The remaining amount due on the note of $9.7 million was paid in July 1998.

The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998.

  The Company accounted for this acquisition as a purchase business combination. The results of the Cylink Wireless Group have been included since the date of acquisition.

  The total purchase price of the acquisition was as follows (in thousands):

          Cash payment                                          $46,000
          Short-term promissory note                              9,682
          Expenses                                                2,483
                                                                -------
               Total                                            $58,165
                                                                =======

     The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development as discussed below, and as previously reported, was as follows (in thousands):

          Accounts receivable, net                              $ 4,247
          Inventory                                               5,109
          Property and equipment, net                               461
          In-process research and development expense            15,442
          Current liabilities assumed                            (1,355)
          Intangible Assets:
           Goodwill                                              23,482
           Developed technology                                   6,291
           Acquired workforce                                     1,781
           Core technology                                        2,707
                                                                -------
               Total                                            $58,165
                                                                =======

  The following unaudited pro forma information combines the historical sales and net income (loss) and net income (loss) per share of P-Com and Cylink for the three months ended March 31, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include amortization of goodwill and other intangible assets related to the Cylink acquisition, as restated for the revision of the amount of purchase price allocated to in-process research and development as discussed below, and as previously reported.

                            Twelve Months Ended                                                Twelve Months Ended
                              December 31, 1998                                                  December 31, 1997
                 ---------------------------------------------------------      ------------------------------------------------
                   (In thousands, except per share data)                              (In thousands, except per share data)
                            P-Com             Cylink            Pro Forma            P-Com           Cylink          Pro Forma
                 -------------------      ------------      --------------      -------------     -----------     --------------
Sales                      $ 194,944          $  4,508           $ 199,452           $220,702         $27,957         $248,659
Net income (loss)            (57,163)           (4,706)            (61,869)            18,891          (3,443)          15,448
Net Income (loss) per
 share:
 Basic                         (1.32)            (0.11)              (1.43)              0.45           (0.08)            0.37
 Diluted                       (1.32)            (0.11)              (1.43)              0.43           (0.08)            0.35

  After consideration of recent guidance from the SEC, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group, which included decreasing the in-process research and development charge from $33.9 million as reported in the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 1999 to $15.4 million. The result of this restatement is a lesser charge to income for in-process research and development and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

  In-process research and development had no future use at the date of acquisition and technological feasibility had not been established.

  Among the factors considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology of $6.3 million, will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce, $1.8 million, will be amortized on a straight-line basis over three years, and the remaining identified intangible assets, including core technology of $2.7 million and goodwill of $23.5 million will be amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of Cylink was $3.7 million for fiscal year 1998.

  In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point to multi-point product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consisting of a Voice Extender, Data Metro II, and RLL Encoding products.

  If none of these projects are successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in 1999.

  During the second quarter of 1998, due to limited staff and facilities, the Company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project is not expected to be completed prior to the Year 2000. Currently, the narrowband point-to-multipoint project is approximately 60% complete. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, was completed during the third quarter of 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects are expected to be completed during the first quarter of 1999.

  During 1998, the Company acquired the remaining interest in Geritel and the assets of Cemetel S.p.A., a service company located in Carsoli, Italy. These acquisitions were not material to the consolidated financial statements or the results of operations of the Company.

  On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland, for aggregate payments of $3.3 million and the assumption of long-term debt of approximately $12.7 million in addition to other liabilities. The Company initially paid $2.6 million in cash, and an additional payment of $0.7 million was made on March 31, 1998, which was subject to certain indemnification obligations of the former Technosystem security holders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links.

  On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P. ("CSM"), a Vienna, Virginia-based company, for $7.8 million in cash and 796,612 shares of Common Stock valued at approximately $14.5 million. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies.

  The Company accounted for its acquisitions of Technosystem and CSM based on the purchase method of accounting. The results of these acquired entities are included from the date of acquisition. Goodwill and other intangible assets recorded as a result of the purchase of CSM and Technosystem are being amortized over twenty and ten years, respectively, using the straight-line method.

  On May 29, 1997, the Company acquired all of the outstanding shares of capital stock of CRC a provider of integrated network access devices to network service providers, in exchange for 1,502,956 shares of the Company's Common Stock that were issued or are issuable to former CRC security holders in a stock-for-stock merger. CRC, located in Fair Lawn, New Jersey, manufactures products used by the communications industry to connect end-user sites to a range of communications services. CRC's NetPath product line enables network service providers to offer their customers a migration path from entry-level data services to cost-effective integrated delivery of voice, video and Internet access. The NetPath product line also supports the network service provider's introduction of new technologies including asynchronous transfer mode and frame relay.

  On November 27, 1997, the Company acquired all of the outstanding shares of capital stock of RT Masts and Telematics in exchange for 766,151 and 248,215 shares of the Company's Common Stock, respectively. RT Masts, located in Wellingborough, Northhamptonshire, U.K. and Telematics, located in Herndon, Virginia, supply, install and maintain telecommunications systems and structure including antennas covering high frequency, medium frequency and microwave systems. Both companies manage the construction of radio system sites, construction of towers and installation of radios and antennas at system sites.

  The Company accounted for its acquisitions of CRC, RT Masts and Telematics as poolings-of-interests and, therefore, all prior period financial statements presented include the results of these acquired companies as if they had been combined since inception. Sales and net income below show the separate historical sales and net income of P-Com, CRC, RT Masts and Telematics, prior to their combination, for the years ended December 31, 1997, and 1996.

                                              Year Ended December 31
                                                  (In thousands)

                                               1997            1996
                                               ----            ----
               Sales:
                 P-Com                      $202,757        $ 97,515
                 CRC                             713           4,338
                 RT Masts                     12,035          15,472
                 Telematics                    5,197           3,628
                                            --------        --------
                                            $220,702        $120,953
                                            ========        ========


               Net income:
                 P-Com                      $ 20,375        $ 14,068
                 CRC                          (1,254)         (5,196)
                 RT Masts                       (537)            101
                 Telematics                      307             (99)
                                            --------        --------
                                            $ 18,891        $  8,874
                                            ========        ========

NOTE 6 -- EMPLOYEE BENEFIT PLANS:

  Stock Option Plans. On January 11, 1995, the Company's Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan"). As of January 11, 1995, no further option grants or stock issuances were made under the 1992 Plan, and all option grants and stock issuances made during the remainder of 1995 were made under the 1995 Plan. All outstanding options under the 1992 Plan were incorporated into the 1995 Plan. The 1995 Plan authorizes the issuance of up to 13,434,459 shares of Common Stock as of December 31, 1998.

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

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 72%, 57% and 57%; weighted-average risk-free interest rates of 5.1%, 6.1% and 6.0%, and weighted-average expected lives of 2.76, 3.16 and 4.11 years.

 The following table summarizes stock option activity under the Company's 1992 and 1995 Plans.


                                           1998                                1997                               1996
                                ----------------------------         --------------------------     ------------------------------
                                                    Weighted                          Weighted                          Weighted
                                      Shares        Average             Shares        Average             Shares         Average
                                                    Exercise                          Exercise                          Exercise
                                                     Price                             Price                              Price


Outstanding at beginning of year      6,006,039         $12.65          3,778,688         $ 7.14          2,854,872           $3.08
Granted                               6,480,495           6.20          3,317,712          16.73          2,164,500            9.97
Exercised                              (498,670)          5.32           (878,385)          3.31           (784,408)           1.73
Forfeited                            (4,126,144)         14.59           (211,976)         11.41           (456,276)           4.74
                                     -----------                        ----------                        ----------
Outstanding at end of year            7,861,720                         6,006,039                         3,778,688
                                      ==========                        ==========                        ==========
Options exercisable at year-end       2,482,939                         2,970,244                         3,524,284

Weighted-average fair value of            $2.24                            $ 7.54                             $4.78
  options granted during the year

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                         Options Outstanding                                  Options  Exercisable
                              --------------------------------------                     ------------------------------
                                                      Weighted-
     Range of                                         Average                Weighted-                               Weighted
     Exercise Prices                 Shares           Remaining                Average                Shares         Average
                                                      Life                  Exercise Price                           Exercise Price

$  0.10  -    0.10                      278                 4.7                 $ 0.10                278            $ 0.10
   0.45  -    0.56                  107,213                 5.5                   0.56            107,213              0.56
   0.94  -    0.94                    6,658                 5.8                   0.94              6,658              0.94
   1.80  -    2.10                  103,020                 6.2                   1.88             93,490              1.86
   2.88  -    4.31                2,489,397                 9.6                   3.04            110,997              3.57
   4.63  -    6.56                2,836,100                 8.4                   5.76            495,879              5.51
   7.00  -   10.25                1,347,395                 7.2                   8.78            894,855              8.43
  12.38  -   18.28                  924,526                 8.6                  17.41            752,607             17.66
  19.25  -   23.22                   47,133                 8.8                  21.23             20,962             21.20
                                 ----------                                                    ------------
                                  7,861,720                                                     2,482,939
                                 ==========                                                    ============

  Repricing. On July 15, 1998, the Plan Administrator implemented an option cancellation/regrant program for all employees of the Company, excluding the Company's executive officers and directors. Pursuant to that program, each participant was given the opportunity to surrender his or her outstanding options under the 1995 Plan with exercise prices in excess of $5.813 per share in return for a new option grant for the same number of shares but with an exercise price of $5.813 per share, the closing selling price per share of Common Stock as reported on the Nasdaq National Market on July 31, 1998, the grant date of the new option. Options for a total of 2,746,000 shares with a weighted average exercise price of $16.45 per share were surrendered for cancellation, and new options for the same number of shares were granted with an exercise price of $5.813 per share. The new options granted to employees did not vest or become exercisable unless the participant continued in the Company's employ through January 31, 1999. On that date, the option became exercisable for
(i) the number of shares for which the cancelled higher-priced option was exercisable on July 31, 1998 plus (ii) the number of shares for which the higher-priced option would have become exercisable over the period from August 1, 1998 to January 31, 1999 had that option not been cancelled. The new option will become exercisable for the balance of the option shares in a series of installments, with each such installment to become exercisable on the same date that installment would have become exercisable under the cancelled higher-priced option. In addition, each new option will vest and become exercisable on an accelerated basis in the event the Company were to be acquired by a merger or asset sale in which those options were not assumed by the successor entity.

  On July 31, 1998, each of the option grants made under the Automatic Option Grant Program on May 18, 1998 with an exercise price of $19.25 per share was cancelled, and a new option for 4,000 shares was granted to each of the four non-employee Board members with an exercise price of $5.8125 per share, the fair market value per share of Common Stock on the grant date of the new option. Each of the new options is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each new option will vest in a series of eight (8) successive equal quarterly installments upon the optionee's completion of each successive three (3)-month period of Board service over the twenty-four (24)- month period measured from the July 31, 1998 grant date.

  Employee Stock Purchase Plan. On January 11, 1995, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. The initial offering period commenced on the effectiveness of the Offering. A total of 1,150,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, as amended at the May 1997 and 1998 Annual Meetings of Stockholders. Awards and terms are established by the Company's Board of Directors. The Purchase Plan may be canceled at any time at the discretion of the Company's Board of Directors prior to its expiration in December 2004. Under the Plan, the Company sold 240,030, 151,874 and 188,800 shares in 1998, 1997 and 1996, respectively.

  The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1998, 1997, and 1996, respectively: expected volatility of 72%, 57% and 57% weighted-average risk-free interest rates of 5.3%, 5.3%, and 5.0% and weighted-average expected lives of 0.5,

0.7, and 0.7 years. The weighted-average fair value of those purchase rights granted in 1998, 1997, and 1996 was $1.99, $3.65, and $1.55, respectively.

  Because the Company has adopted the disclosure-only provision of SFAS No. 123, no compensation expense has been recognized for its stock option plan or for its stock purchase plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                1998               1997             1996
                                                               ---------         ----------        --------

Net income (loss) applicable to
  holders of Common Stock              As reported             $(57,163)           $18,891           $8,874
                                       Pro forma               $(66,473)           $11,221           $4,883

Net income (loss) per share            As reported - Basic     $  (1.32)           $  0.45           $ 0.23
                                       As reported - Diluted   $  (1.32)           $  0.43           $ 0.22

                                       Pro forma - Basic       $  (1.54)           $  0.27           $ 0.13
                                       Pro forma - Diluted     $  (1.54)           $  0.25           $ 0.12

NOTE 7 -- INCOME TAXES:

  Income (loss) before extraordinary item and income taxes consists of the following (in thousands):

                                         Year ended December 31,
                                 1998         1997             1996
                                 ----         -----            ----
       Domestic              $ (74,146)       $26,390         $9,962
       Foreign                   1,988          3,553           (132)
                             ----------       -------         -------
                             $ (72,158)       $29,943         $9,830
                             ==========       =======         =======

 The provision (benefit) for income taxes comprises the following (in thousands):

                                         Year ended December 31,
                                 1998                1997              1996
                                 ----                ----              ----
   Current:
       Federal                  $ (4,727)           $ 7,850            $  2,543
       State                         (37)               268                  27
       Foreign                     1,244              2,920                  97
                                 --------           -------            --------
                                  (3,520)            11,038               2,667
                                 --------           -------            --------
   Deferred:
       Federal                    (7,410)              (217)             (1,617)
       State                        (571)               231                 (94)
                                 --------           --------           --------
                                  (7,981)                14              (1,711)
                                 --------           --------           --------
               Total            $(11,501)           $11,052            $    956
                                 ========           ========           ========

 Deferred tax assets consist of the following (in thousands):

                                                              December 31,
                                                        1998               1997
                                                        ----               ----
         Net operating loss carryforwards              $  7,030           $  2,032
         Credit carryforwards                             1,833                615
         In-process research and development              5,527                 --
         Start-up costs                                      99                202
         Reserves and other                               5,988              1,495
                                                       --------           --------
                                                         20,477              4,344
         Valuation allowance                            (10,799)            (2,647)
                                                       --------           --------
                                                       $  9,678           $  1,697
                                                       ========           ========

  The Company's net operating loss carryforwards included as a deferred tax asset above are approximately $19 million and do not include stock option deductions of $5.1 million and $9.4 million for 1998 and 1997, respectively, which will be credited to paid in capital when realized.

  Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                            Year ended December 31,
                                                                         1998            1997         1996
                                                                         ----            ----         ----
           U.S. federal statutory rate                                   (35.0%)          35.0%       35.0%
           State income taxes, net of federal tax benefit                 (0.3)            1.1         6.0
           Change in valuation allowance                                  11.9              --       (36.6)
           Benefit from foreign sales corporation                           --            (2.3)         --
           Research and development tax credit                              --            (7.3)         --
           Foreign income taxed at different rate                          0.8             4.8          --
           Other, net                                                      6.7             5.6         5.3
                                                                         -----            -----       -----
                                                                         (15.9%)          36.9%        9.7%
                                                                         ======           =====       =====

NOTE 8 -- COMMITMENTS:

OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

  In August 1998, the Company entered into a capital lease for equipment in the amount of $1.6 million with interest accruing at the rate of 6.3%. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. Future minimum lease payments required under the lease are as follows (in thousands):

           Year ending December 31,
            1999.........................................     $  396
            2000.........................................        396
            2001.........................................        396
            2002.........................................        396
            2003.........................................         33
                                                              ------
            Total minimum lease payments.................      1,617
            Less: amount representing interest...........        194
                                                              ------
            Present value of net minimum lease payments..     $1,423
                                                              ======

  The present value of net minimum lease payments is reflected in the December 31, 1998 balance sheet as components of other accrued liabilities and long-term debt of $315,000 and $1,108,000, respectively.

  The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company`s non-cancelable operating leases at December 31, 1997 are as follows (in thousands):

          Year ending December 31,

          1999........................   $ 3,853
          2000........................     3,189
          2001........................     2,267
          2002........................     1,569
          Thereafter..................       860
                                         -------
                                         $11,738
                                         =======

  Rent expense for all operating leases was approximately $3,218,000, $2,205,000 and $1,369,000 in 1998, 1997, and 1996, respectively.

NOTE 9 -- SEGMENT REPORTING:

  In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made.

  The units have been aggregated based on operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS 131. The Company has determined that there are two reportable segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization primarily located in the United States, the United Kingdom, and Italy which provides comprehensive network services including system and program planning and management, path design, and installation for the wireless communications market.

  The accounting policies of the operating segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 1. The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. Additionally, service sales were not introduced until 1997. As such, the Company's operations by segment are not shown for 1996. The following tables show the operations of the Company's operating segments (in thousands):

For the year ended                                 Product           Service
December 31, 1998                                   Sales             Sales           Total
--------------------------------------------------------------------------------------------------
Sales                                             $151,347          $43,597          $194,944
Income (loss) from operations                      (68,031)           3,776           (64,255)
Depreciation                                        11,162              382            11,544
Total assets                                       314,333               25           314,358
Interest expense                                    (8,897)            (134)           (9,031)

For the year ended                                 Product           Service
December 31, 1997                                   Sales             Sales           Total
--------------------------------------------------------------------------------------------------
Sales                                             $190,545          $30,157          $220,702
Income from operations                              24,496            5,200            29,696
Depreciation                                         5,735              278             6,013
Total assets                                       305,505               16           305,521
Interest expense                                    (2,168)            (147)           (2,315)

For the year ended                                 Product           Service
December 31, 1996                                   Sales             Sales           Total
--------------------------------------------------------------------------------------------------
Sales                                             $101,853          $19,100          $120,953
Income from operations                               8,773              151             8,924
Depreciation                                         4,938              214             5,152
Total assets                                       147,525            7,927           155,452
Interest expense                                    (1,354)            (225)           (1,579)

  A reconciliation of Income (loss) from operations to Income (loss) before extraordinary item and income taxes (in thousands):


                                                                    1998             1997              1996
                                                                 ------------      ----------        ----------
Income (loss) from operations                                       $(64,255)         $29,696           $ 8,924
  Interest expense                                                    (9,031)          (2,315)           (1,579)
  Interest income                                                      1,626            1,557             1,328
  Other income (expense), net                                           (498)           1,005             1,157
                                                                 ------------      ----------        ----------
Income (loss) before extraordinary item and income taxes            $(72,158)         $29,943           $ 9,830
                                                                 ============      ==========        ==========

  The Company's product and service sales by category are as follows (in thousands):

                                                                       1998              1997              1996
                                                                   ----------        ----------        ----------
Microwave radio tranmission equipment                                $119,259          $156,768          $ 97,515
Broadcast equipment                                                    25,258            21,092                 -
Network monitoring equipment                                            6,830            12,685             4,338
Service                                                                43,597            30,157            19,100
                                                                   ----------        ----------        ----------
  Sales                                                              $194,944          $220,702          $120,953
                                                                   ==========        ==========        ==========

  The breakdown of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                                                        1998               1997               1996
                                                                    -------------      -------------      -------------
Sales:
  United States                                                         $  41,597          $  70,312           $ 39,530
  United Kingdom                                                           71,399             69,201             52,415
  Europe                                                                   44,790             45,061             25,170
  Africa                                                                   19,104              6,323                  -
  Asia                                                                     18,322             15,548              3,422
  Other geographic region                                                    (268)            14,257                416
                                                                    -------------      -------------      -------------
    Totals                                                              $ 194,944          $ 220,702           $120,953
                                                                    =============      =============      =============

                                                                         1998               1997               1996
                                                                    -------------      -------------      -------------
Property, plant, and equipment, net:
  United States                                                         $  30,726          $  20,785           $ 17,082
  United Kingdom                                                            9,845              7,632                 88
  Italy                                                                    11,317              3,773              3,399
  Other geographic region                                                     198                123                 17
                                                                     -------------      -------------      -------------
   Totals                                                               $  52,086          $  32,313           $ 20,585
                                                                     =============      =============      =============

NOTE 10 - RESTRUCTURING AND OTHER ONE-TIME CHARGES:

During 1998, the Company incurred restructuring and other one-time charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other one-time charges resulted from the consolidation of certain of the Company's facilities.

In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a marked slowdown in the telecommunications industry as a whole during the third quarter of 1998.

The $4.3 million restructuring charge consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-offs of approximately $2.9 million.

To attempt to offset the decrease in sales, the Company laid off approximately 121 employees from the Campbell facilities and 16 employees from its Redditch, UK facilities during September and October 1998, incurring costs of approximately $0.6 million. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees from the Campbell facilities. These layoffs affected most business functions and job classes.

Due to the slowdown in sales, the Company combined certain operations and closed its Telesys and Advanced Wireless facilities, incurring costs of approximately $0.9 million. Some of the employees were transferred to other business units while others were included in the reduction force. Facilities expenses, such as rent expense, were expensed, and certain fixed assets at closed locations were written down. In addition, goodwill created through acquisitions of these business units was written off in the restructuring charge. During 1998, the Company's operations in Florida were moved into more suitable facilities and the Company expensed the remaining lease payments on the original building.

The Company sold a segment of its Geritel operations to a former owner and wrote off the remaining goodwill created in the original purchase, approximately $1.6 million. The Company continues to operate its Geritel facility, but does not use the technology originally purchased during the acquisition. The Company also wrote off the remaining goodwill of ACS because the designs were superseded by the overlap of product families acquired in the Cylink Wireless Group acquisition. The remaining goodwill created in the ACS acquisition, approximately $1.2 million, was written off.

The Company responded to a weakness in sales for the industry at the end of the second quarter by reviewing its inventory and increasing its reserve by approximately $16.9 million. The inventory reserve included an excess and obsolete reserve of approximately $4.5 million, $2.0 million reserve for the write-off relating to the overlap of product families resulting from the Cylink Wireless Group acquisition, rework charges of approximately $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customers or for frequencies developed for specific geographical regions, approximately $1.1 million for products that have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million for potential excess inventory caused by a slowdown in the industry.

During the second half of 1998, the Company experienced cancelled purchase orders due to currency fluctuations, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. As such, the Company increased its accounts receivable reserves by $5.4 million during the third quarter of 1998.

The Company expects to benefit from these restructuring and other one-time charges in future quarters by reducing fixed costs and future cash requirements.

The accrued restructuring and other one-time charges and amounts charged against the accrual as of December 31, 1998, are as follows (in thousands):

                                                                         Beginning         Expenditures      Remaining
                                                                          Accrual          and Write-offs     Accrual
          Severance and benefits                                         $   568            $   (568)        $     -
          Facilities and fixed asset impairments                             879                (519)            360
          Goodwill impairment                                              2,884              (2,884)              -
          Inventory reserve                                               16,922              (7,360)          9,562
          Accounts receivable reserve                                      5,386              (3,609)          1,777
                                                                         -------            --------         -------
          Total accrued restructuring and other one-time charges         $26,639            $(14,940)        $11,699
                                                                         =======            ========         =======

NOTE 11 - CONTINGENCIES

The Company is a defendant in several class action lawsuits in which the plaintiffs are alleging various federal and state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. While management believes the actions are without merit and intends to defend them vigorously, all of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results of the matters described above could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

  The Company believes that its measurement of the charge related to the fair value of the in-process research and development ("IPR&D") acquired in its acquisition of the assets of the Cylink Wireless Group and that was recorded at the time of the acquisition was made in a manner consistent with widely recognized appraisal practices that were being utilized at the time of acquisition. Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief Accountant of the Securities and Exchange Commission ("SEC") expressed views of the SEC staff that took issue with certain appraisal practices employed by companies in the determination of the fair value of the IPR&D that was the basis for the Company's measurement of its IPR&D charge. Accordingly, the Company has resolved to adjust the amount originally allocated to acquired IPR&D in a manner to reflect the SEC staff's views and to restate its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million ($12.2 million, net of applicable income taxes) with a corresponding increase in goodwill and other intangibles and related amortization in subsequent quarters. Amortization of goodwill and other intangible assets increased $841,000 ($556,000, net of applicable income taxes) per quarter for the second, third and fourth quarters of 1998.

  In addition to the IPR&D adjustment, in the third quarter of 1998, the Company recorded an adjustment to its income tax benefit of $2.3 million to reflect, based on facts and circumstances available as of September 30, 1998, a revised effective tax rate.

  As a result of the Company's decision to restate its first, second and third quarter 1998 consolidated financial statements, quarterly financial data is presented as originally reported and as restated below (in thousands, except per share data):

                                                            Three Months Ended
                             ----------------------------------------------------------------------------------------
                               Sep. 30        Sept. 30       June 30        June 30        March 31       March 31
                                 1998           1998           1998           1998           1998           1998
                             (As Restated)  (As Reported)  (As Restated)  (As Reported)  (As Restated)  (As Reported)
                             -------------  -------------  -------------  -------------  -------------  -------------
Sales                             $ 30,240       $ 30,240        $63,459        $63,459        $58,637       $ 58,637

Gross profit (deficit)            $(11,461)      $(11,461)       $24,719        $24,719        $25,125       $ 25,125

Net income (loss)                 $(40,696)      $(42,122)       $  (210)       $   346        $(5,097)      $(17,249)

Income (loss) per share:
     Basic                        $  (0.94)      $  (0.97)       $  0.00        $  0.01        $ (0.12)      $ (0.40)
     Diluted                      $  (0.94)      $  (0.97)       $  0.00        $  0.01        $ (0.12)      $ (0.40)

SCHEDULE II
                                  P-COM, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1996, 1997, and 1998
                                (in thousands)

                                                      Additions
                                                      Charged to
                                       Balance at     Statement       Deductions    Balance at
                                       Beginning      of              from          end of
                                       of Period      Operations      Reserves      Period
                                       -----------    -----------     -----------  -----------
Allowance for doubtful accounts:
  Year ended December 31, 1996                257          1,658            -           1,915

  Year ended December 31, 1997              1,915            810           (204)        2,521

  Year ended December 31, 1998              2,521         10,892         (3,822)        9,591


Sales returns reserves:
  Year ended December 31, 1996                  0          1,042            -           1,042

  Year ended December 31, 1997              1,042          3,743            -           4,785

  Year ended December 31, 1998              4,785         13,298         (8,583)        9,500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

   The information required by this item relating to the Company's executive officers and directors is included under the caption "Executive Officers and Directors" in Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION AND RELATED INFORMATION.

   The following table provides certain information summarizing the compensation earned, by (i) the Company's Chief Executive Officer and (ii) each of the Company's other four executive officers whose salary and bonus for the fiscal year ended December 31, 1998 (the "1998 Fiscal Year") was in excess of $100,000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years. No other executive officer who would otherwise have been included in such table on the basis of salary and bonus earned for the 1998 Fiscal Year resigned or terminated employment during that fiscal year.

                          SUMMARY COMPENSATION TABLE

                                                                                             Number of
                                                                  Annual                     Securities
                                                                                            ------------
                                                               Compensation                   Long-Term
                                                       --------------------------------
                                                                                            Compensation
           Name and Principal Position                 Year   Salary($)/(1)/   Bonus($)        Awards
           ---------------------------                 ----   --------------   --------     ------------
    George P. Roberts............................      1998       366,600            0         450,000
     Chief Executive Officer                           1997       330,069      358,000         300,000
     and Chairman of the Board of Directors            1996       250,000      162,500         570,000

    Pier Antoniucci..............................      1998       270,855            0         200,000
     President and Chief                               1997       244,962      165,000         200,000
     Operating Officer                                 1996       165,769       81,900         300,000

    Michael Sophie...............................      1998       195,000            0         200,000
     Chief Financial Officer,                          1997       175,673      109,000         150,000
     Vice President, Finance and                       1996       117,308       48,750         220,000
     Administration

    John Wood....................................      1998       141,278            0          45,000
     Senior Vice President, Technology                 1997       147,421       28,980          10,000
                                                       1996       138,000       44,850          10,000

    Kenneth E. Bean, II..........................      1998       107,250            0          90,000
     Senior Vice President, Quality Assurance          1997       109,462       25,000          60,000
                                                       1996        93,000       30,225               0

_____________________
/(1)/  Includes amounts deferred under the Company's 401(k) Plan.

OPTION GRANTS IN 1998 FISCAL YEAR

   The following table contains information concerning the stock option grants made to each of the executive officers named in the Summary Compensation Table for the 1998 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                                                                    Individual Grant
                                 ------------------------------------------------------------------------------------------
                                     Number of    % of Total
                                    Securities     Options                                     Potential Realizable
                                    Underlying    Granted to                               Value at Assumed Annual Rates
                                      Options     Employees      Exercise                 of Stock Price Appreciation for
                                      Granted     in Fiscal       Price     Expiration           Option Term /(1)/
                                                                                              ----------------------
             Name                      (#)           Year         ($/Sh)       Date             5%($)        10%($)
             ----                   ----------    ----------     --------   ----------        ---------    ---------
   George P. Roberts ..........    416,667/(2)/       6.49         3.00      09/17/08          786,118     1,992,179
                                    33,333/(2)/        .52         3.00      09/17/08           62,889       259,372
   Pier Antoniucci ............    166,667/(2)/       2.59         3.00      09/17/08          314,448       796,873
                                    33,333/(2)/        .52         3.00      09/17/08           62,889       259,372
   Michael Sophie .............    166,667/(2)/       2.59         3.00      09/17/08          314,448       796,873
                                    33,333/(2)/        .52         3.00      09/17/08           62,889       259,372
   John R. Wood ...............     33,245/(2)/        .52         3.00      09/17/08           62,733       158,952
                                    11,755/(2)/        .18         3.00      09/17/08           22,178        56,203
   Kenneth E. Bean, II ........     42,667/(2)/        .66         3.00      09/17/08           80,499       204,001
                                    47,333/(2)/        .74         3.00      09/17/08           89,302       226,310

____________________
/(1)/ There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
/(2)/ Each option is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, should the individual cease service with the Company prior to vesting in those shares. Twenty-five percent (25%) of the option shares will vest upon the optionee's continuation in service through one year following the grant date and the balance of the shares will vest in thirty-six (36) successive equal monthly installments upon the optionee's completion of each of the next thirty-six (36) months of service thereafter. The shares subject to the option will immediately vest in full should (i) the Company be acquired by merger or asset sale in which the option is not assumed or replaced by the acquiring entity or (ii) the optionee's employment be involuntarily terminated within eighteen (18) months after certain changes in control or ownership of the Company. The grant date for all of these options to purchase shares of the Company's Common Stock was September 18, 1998.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES

   The table below sets forth certain information with respect to the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table concerning the exercise of options during the 1998 Fiscal Year and unexercised options held by such individuals as of the end of such fiscal year. No SARs were exercised during the 1998 Fiscal Year, nor were any SARs outstanding at the end of such fiscal year.

                                        Aggregate          Number of Securities                  Value of Unexercised
                             Shares       Value           Underlying Unexercised                in-the-Money Options at
                          Acquired on    Realized          Options at FY-End(#)                      FY-End(1)
                                                     --------------------------------     ---------------------------------
       Name               Exercise(#)    ($)(2)      Exercisable(3)    Unexercisable     Exercisable($)   Unexercisable($)
    ----------            -----------   ---------    ----------------   -------------     --------------   ----------------
George P. Roberts            60,000     1,171,875       1,206,457          206,875            712,635              0
Pier Antoniucci             120,000     1,668,296         507,793          121,875            208,207              0
Michael Sophie               79,759       781,632         417,770           70,000            201,243              0
John R. Wood                 53,332     1,075,240          98,541            6,459             44,280              0
Kenneth E. Bean, II           8,194        92,956         137,014           37,918             89,036              0

__________________
(1) Based on the fair market value of the option shares at the 1998 Fiscal Year-end ($3.984 per share based on the closing selling price on the Nasdaq National Market as of December 31, 1998) less the exercise price.
(2) Based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.
(3) The exercisable options are immediately exercisable for all the option shares. However, any shares purchased under the options are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in such shares. As of December 31, 1998, the following number of shares were unvested: Mr. Roberts--892,292 shares; Mr. Antoniucci--478,126 shares; Mr. Bean--138,542 shares; Mr. Sophie--405,206 shares; and Mr. Wood--59,586 shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

   The Compensation Committee of the Board of Directors, as Plan Administrator of the 1995 Stock Option/Stock Issuance Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer and any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of the Company or the subsequent termination of the officer's employment following the change in control event.

   The Company has entered into severance agreements (the "Agreements") with George Roberts, Chairman of the Board of Directors and Chief Executive Officer, Pier Antoniucci, President and Chief Operating Officer, and Michael Sophie, Chief Financial Officer and Vice President, Finance and Administration (individually, the "Officer" and collectively the "Officers"), each dated December 15, 1997. Each of these Agreements provides for the following benefits should the Officer's employment terminate, either voluntarily or involuntarily, for any reason within twenty-four (24) months following a Change in Control: (a) a severance payment in an amount equal to two (2) times his annual rate of base salary; (b) a bonus in an amount equal to the greater of either (i) two (2) times the full amount of the Officer's target bonus for the fiscal year in which the termination occurs or (ii) two (2) times the full amount of his target bonus for the fiscal year in which a Change in Control occurs; (c) the shares subject to each outstanding option held by the Officer (to the extent not then otherwise fully vested) will automatically vest so that each such option will become immediately exercisable for all the option shares as fully-vested shares (notwithstanding anything in this Proxy Statement to the contrary); and (d) the Company will, at its own expense, provide (i) both Messrs. Sophie and Antoniucci and their respective dependents with continued health care coverage for a period of up to twenty-four (24) months following their termination of employment, and
(ii) Mr. Roberts and his dependents continued health care coverage for life. A Change in Control will be deemed to occur under the Agreements upon: (a) a merger or consolidation in which securities possessing fifty percent (50%) or more of the total combined voting power of the Company's outstanding securities are transferred to person or persons different from the persons holding those securities immediately prior to such transaction, (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company in complete liquidation or dissolution of the Company; (c) a hostile take-over of the Company, whether effected through a tender offer for more than twenty-five percent (25%) of the Company's outstanding voting securities or a change in the majority of the Board by one or more contested elections for Board membership; or (d) the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's stockholders. In addition, each Officer will be entitled to a full tax gross-up to the extent one or more of the severance benefits provided under his Agreement are deemed to constitute excess parachute payments under the federal income tax laws.

   The Company does not have any existing agreements with the Chief Executive Officer or any other executive officer named in the Summary Compensation Table that establish a specific term of employment for them, and their employment may accordingly be terminated at any time at the discretion of the Board of Directors. The Compensation Committee of the Board of Directors has the authority as Plan Administrator of the 1995 Plan to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Company's executive officers, whether granted under that plan or any predecessor plan, in the event their employment were to be terminated (whether involuntarily or through a forced resignation) following certain changes in control or ownership of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee of the Company's Board of Directors currently consists of Mr. Cogan and Mr. Hawkins. Neither of these individuals was an officer or employee of the Company at any time during the 1998 Fiscal Year or at any other time.

   No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of February 28, 1999, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee for director,
(iii) the executive officers named in the Summary Compensation Table of the Executive Compensation and Related Information section of this Annual Report on Form 10-K and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                                                                      Percentage
                                                                                 Shares               of Shares
                                                                              Beneficially           Beneficially
                            Beneficial Owner                                    Owned (#)             Owned (1)
                            ----------------                                  -------------         --------------
Wellington Management Company, L.L.C./2/ .................................       2,272,400                5.22
       75 State Street
       Boston, MA 02109
Pilgrim Baxter & Associates, Ltd /3/......................................       3,109,860                7.14
       825 DuPortail Road
       Wayne, PA  19087
State of Wisconsin Investment Board /4/...................................       2,659,200                6.11
       P.O. Box 7842
       Madison, WI 53707
Entities deemed to be affiliated with
Putnam Investments, Inc. /5/..............................................       3,353,661                7.70
       One Post Office Square
       Boston, MA 02109
George P. Roberts /6 .....................................................       1,473,009                3.29
Pier Antoniucci /7/.......................................................         591,808                1.34
Michael J. Sophie /8/.....................................................         431,750                  *
John R. Wood /9 ..........................................................         164,769                  *
Kenneth E. Bean, II /10/..................................................         143,623                  *
M. Bernard Puckett /11/...................................................         101,332                  *
Gill Cogan /12/...........................................................          58,564                  *
John A. Hawkins /13/......................................................          30,000                  *
James J. Sobczak /14/.....................................................          44,000                  *
All current directors and executive officers as a group (9 persons) /15/..       3,034,055                6.58

_____________________
*    Less than one percent of the outstanding Common Stock
(1) Percentage of ownership is based on 43,532,000 shares of Common Stock outstanding on February 28, 1999. Shares of Common Stock subject to stock options that are currently exercisable or will become exercisable within 60 days after February 28, 1999 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.
(2) Pursuant to a Schedule 13G dated January 24, 1998 filed with the Securities and Exchange Commission, Wellington Management Company, L.L.C. has reported that as of January 24, 1998 it had shared power to vote or to direct the vote of 972,400 shares and shared power to dispose or to direct the disposition of all of the shares.
(3) Pursuant to a Schedule 13G/A dated February 13, 1998, filed with the Securities and Exchange Commission, Pilgrim Baxter & Associates, Ltd. reported that as of December 31, 1997 it had sole voting power over 2,487,960 shares, shared voting power over all 3,109,860 shares and sole dispositive power over all 3,109,860 shares.
(4) Pursuant to a Schedule 13G dated February 1, 1999, filed with the Securities and Exchange Commission, the State of Wisconsin Investment Board reported that as of February 1, 1999 it had sole voting power over all 2,659,200 shares and sole dispositive power over all shares.
(5) Pursuant to a Schedule 13G/A dated January 16, 1998, filed with the Securities and Exchange Commission, Putnam Investments, Inc., on its own behalf and on behalf of Marsh & McLennan Companies, Inc., Putnam Investment Management, Inc. and the Putnam Advisory Company, Inc. reported that as of January 16, 1998 it had shared voting power over 91,100 shares and shared dispositive power over all 3,353,661 shares.
(6) Includes 1,247,707 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(7) Includes 530,732 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.

(8) Includes 429,436 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(9) Includes 99,374 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(10) Includes 142,430 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(11) Includes 81,332 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(12) Includes 8,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(13) Includes 30,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(14) Includes 44,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.
(15) Includes 2,613,011 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In addition to the indemnification provisions contained in the Company's Restated Certificate of Incorporation and Bylaws, the Company has entered into separate indemnification agreements with each of its directors and officers. These agreements require the Company, among other things, to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements (collectively, "Liabilities") paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of the Company) other than Liabilities arising from the willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by the Company.

  Mr. Roberts' adult son and Mr. Antoniucci's adult daughter each holds a minority interest in a private company that supplies synthesizers to the Company for use in its products. To date, the Company has purchased approximately $10.2 million of synthesizers from such supplier, including approximately $965,000 in 1998 which is down from $2.3 million in 1997. Sales of synthesizers to the Company, for fiscal year 1998, accounted for 62% of the sales of such supplier, the terms of the Company's purchase agreement with such supplier are no less favorable to the Company than could be obtained from an unaffiliated third party supplier. The Company also purchases synthesizers from Geritel, S.p.A., Communication Techniques, Inc. and SPC Electronics Corp. at competitive prices approximately equal to those of such suppler. Each such adult is financially independent of his or her parent and resides at a different address from his or her parent.

  All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Annual Report on Form 10-
     K:

     1. Financial Statements. The following Consolidated Financial Statements of P-Com, Inc. and its subsidiaries are included in Item 9 of this Annual Report on Form 10-K:

     Form 10K                                                                           Page Number
                                                                                        -----------
FINANCIAL STATEMENTS:
     Report of Independent Accountants...............................................       51
     Consolidated Balance Sheets at December 31, 1998 and 1997.......................       52
     Consolidated Statements of Operations for the years ended December 31,
      1998, 1997 and 1996............................................................       53
     Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1998, 1997, and 1996..............................................       54
     Consolidated Statements of Cash Flows for the years ended December 31,
      1998, 1997 and 1996............................................................       55
     Notes to Consolidated Financial Statements......................................       56
FINANCIAL STATEMENT SCHEDULE:
     Schedule II - Valuation and Qualifying Accounts.................................       73

     All other schedules have been omitted since they are either not required, are not applicable, or the required information is shown in the financial statements or related notes.

(b)  Reports on Form 8-K

     Report on Form 8-K dated October 5, 1998, regarding the Company's amendment to the Rights Agreement between the Company and BankBoston, N.A., as Rights Agent, as filed with the Securities and Exchange Commission on October 15, 1998.

     Report on Form 8-K dated October 22, 1998, regarding the Company's press release announcing its earnings for the quarter ended September 30, 1998, as filed with the Securities and Exchange Commission on October 23, 1998.

     Report on Form 8-K dated December 21, 1998, regarding the Company's press release announcing its agreement to sell a $15 million equity investment to three investors, Castle Creek Partners, L.L.C., Marshall Capital Management and Heights Capital Management, as filed with the Securities and exchange Commission on December 23, 1998.

     Report on Form 8-K dated December 21, 1998, regarding the Company's sale of $15 million equity investment to three investors, Castle Creek Partners, L.L.C., Marshall Capital Management and Heights Capital Management and the departure of one of the Company's executive officers, as filed with the Securities and Exchange Commission on December 24, 1998.

     Report on Form 8-K dated December 30, 1998, regarding the Company's exchange of an aggregate of $9,150,000 of its 4 1/4% Convertible Subordinated Notes due 2002 for an aggregate of 1,670,000 shares of common stock, as filed with the Securities and Exchange Commission on December 31, 1998.

     Report on Form 8-K dated December 31, 1998, regarding the Company's exchange of an aggregate of $5,200,000 of its 4 1/4% Convertible Subordinated Notes due 2002 for an aggregate of 797,000 shares of common stock, as filed with the Securities and exchange commission on January 4, 1999.

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

       2.7(19) Share Purchase Agreement, dated October 14, 1997, by and among P-Com, Inc., P-Com Services (UK) Limited and R T Masts Limited.

       2.8(20) Asset Purchase Agreement dated March 13, 1998, by and between P-Com, Inc. and Cylink Corporation

       2.8A(20) Amendment to the Asset Purchase Agreement dated March 13, 1998 by and between P-Com, Inc. and Cylink Corporation.

       2.8B(20) Amendment No. 2 to the Asset Purchase Agreement dated March 27, 1998 by and between P-Com, Inc. and Cylink Corporation.

       2.8C(20)    Unsecured Subordinated Promissory Note

       3.2(3)      Restated Certificate of Incorporation filed on March 9, 1995.

       3.2A(14) Certificate of Amendment of Restated Certificate of Incorporation filed on June 16, 1997.

      *3.2B(16)    Certificate of Designation for the Series A Junior
                   Participating Preferred Stock, as filed with the Delaware
                   Secretary of State on October 8, 1997.

       3.2C(23) Certificate of Designation of the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

       3.2D(23) Certificate of Designation for the Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

       3.2E(23) Certificate of Correction of Certificate of Designations for the Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 23, 1998.

       *3.3(1)     Bylaws of the Company.

   NUMBER            DESCRIPTION
   ------            -----------
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

   4.6(22) First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and BankBoston, N.A.

   4.7(23) Amended and Restated Rights Agreement, dated as of December 18, 1998 between the Company and BankBoston, N.A.

   4.8(23) Amended and Restated Rights Agreement, dated as of December 21, 1998 between the Company and BankBoston, N.A.

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

   *10.3(1) Master OEM Agreement dated January 1, 1995, by and between the Company and AT&T Corp.

   *10.4(1) Purchase Order issued by AT&T Network Systems Nederland BV, dated December 9, 1994.

   *10.5(1) Amendment to Purchase Order issued by AT&T Network Systems Nederland BV, dated December 22, 1994.

   *10.6(1) NSD Master Purchase Order issued by AT&T Network Systems Deutschland GmbH, dated December 23, 1994.

   *10.7(1) Purchase Agreement dated August 29, 1994, by and between the Company and Harris Corporation--Farinon Division.

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

  NUMBER            DESCRIPTION
  ------            -----------
  *10.15D Accounts Receivable Purchase Agreement dated December 31, 1997 by and between the Company and Wells Fargo MCBC Trade Bank N.A.

  10.16(21)    1995 Stock Option/Stock Issuance Plan, as amended.

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

  *10.17(21)   Employee Stock Purchase Plan, as amended.

  *10.18(1)    Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

  10.19A Service Agreement dated December 15, 1997 by and between the Company and Mr. George P. Roberts.

  10.19B Service Agreement dated December 15, 1997 by and between the Company and Mr. Michael J. Sophie.

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

  *10.22(1)    Low Capacity Digital Radio Product Agreement dated February 13,
               1995 by and between the Company and Siemens.

  *10.22A Low Capacity Digital Radio Agreement dated February 13, 1995 by and between the Company and Itatel.

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

  *10.27(9)    Lease dated November 11, 1995 by and between the Company, Inc.
               and Johann Birkart, Internationale Spedition GmbH & Co.

  10.30A(11)   Loan Agreement dated March 3, 1997 by and between the Company and
               Union Bank of California, N.A.

  10.30B(11)   Amendment dated May 7, 1997 to the Loan Agreement dated March 3,
               1997 by and between the Company and Union Bank of California, N.A.

  10.30C(13)   Amended and Restated Loan Agreement dated September 17, 1997 by and between the Company and Union Bank of California, N.A.

  10.31(21)    Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of
               California N.A., as Administrative Agent, Bank of America
               National Trust and Savings Association as Syndication Agent and the Lenders party hereto dated as of May 15, 1998.

  10.32(21)    Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     NUMBER            DESCRIPTION
     ------            -----------
     10.33(21)   Revolving Promissory Note in the principal amount of
                 $25,000,000 dated May 15, 1998.

     10.34(21)   Subsidiary Guarantee dated as of May 15, 1998.

     10.35(21)   Joint Development and License Agreement between Siemens
                 Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

     10.36(21)   International Employee Stock Purchase Plan

     1037(22) First Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the Lenders party thereto, dated as of July 31, 1998.

     10.38(23)   Securities Purchase Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.

     10.39(23)   Registration Rights Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.

     10.40(23)   Form of Warrant to purchase shares of Common Stock

     10.40A(24   Warrant to purchase shares of Common Stock, dated as of
                 December 21, 1998, issued by the Company to Castle Creek
                 Technology Partners LLC

     10.40B(24)  Warrant to purchase shares of Common Stock, dated as of
                 December 21, 1998, issued by the Company to Capital Ventures International.

     10.40C(24)  Warrant to purchase shares of Common Stock, dated as of
                 December 21, 1998, issued by the Company to Marshall Capital Management, Inc..

     10.41(23)   Second Amendment to Credit Agreement and First Amendment to
                 Security Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative
                 Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of October 21, 1998.

     10.42(23)   Third Amendment to Credit Agreement by and among the
                 Registrant, as the Borrower, Union Bank of California, N.A., as
                 Administrative Agent, Bank of America National Trust and
                 Savings Association, as Syndication Agent, and the lenders party thereto dated as of December 17, 1998.

     10.43 Fourth Amendment to Credit Agreement and First Amendment to Security Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of December 28, 1998.

     10.44 Fifth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of January 29, 1999.

     11.1        Computation of Pro Forma Net Income (Loss) Per Share.

     21.1        List of subsidiaries of the Registrant.

     23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.
                 (forthcoming)

     24.1        Power of Attorney (see page 87).

     27.1        Financial Data Schedule

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

(20) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

(21) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998

(22) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1997.

(23) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 22, 1998 as filed with the Securities and Exchange Commission on December 24, 1998 (File No. 000-25356).

(24) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-3 (File No. 333-70937) filed with the Securities and Exchange Commission on January 21, 1999.

*    Confidential treatment granted as to certain portions of these exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 1999.

     P-COM, INC.
                                      /s/ George P. Roberts
     Date: April 15, 1999         By  ___________________________
                                      George P. Roberts
                                      Chairman of the Board and
                                      Chief Executive Officer

                                      /s/ Michael J. Sophie
     Date: April 15, 1999         By  ___________________________
                                      Michael J. Sophie
                                      Chief Financial Officer, Vice President,
                                      Finance and Administration

POWER OF ATTORNEY

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

                                        /s/ George P. Roberts
Date:   April 15, 1999              By  ____________________________
                                        George P. Roberts
                                        Chairman of the Board and
                                        Chief Executive Officer

                                        /s/ Michael J. Sophie
Date:   April 15, 1999             By   ____________________________
                                        Michael J. Sophie
                                        Chief Financial Officer, Vice President,
                                        Finance and Administration

                                        /s/ Gill Cogan
Date:   April 15, 1999             By   ____________________________
                                        Gill Cogan
                                        Director of the Company

                                        /s/ John A. Hawkins
Date:   April 15, 1999             By   ____________________________
                                        John A. Hawkins
                                        Director of the Company

                                        /s/ M. Bernard Puckett
Date:   April 15, 1999             By   ____________________________
                                        M. Bernard Puckett
                                        Director of the Company

                                        /s/ James J. Sobczak
Date:   April 15, 1999             By   ____________________________
                                        James J. Sobczak
                                        Director of the Company