Form 10-K405/A
period 1998-12-31
P COM INC
filed 1999-04-21
CIK 935493

________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                 TO FORM 10-K

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

On March 18, 1999, approximately 48,944,270 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

________________________________________________________________________________

                                  FORM 10-K/A
                                AMENDMENT NO. 1

        The undersigned Registrant hereby is amending its Annual Report on Form 10-K for the year ended December 31, 1998, originally filed with the Securities and Exchange Commission on April 15, 1999.

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

   The Company's principal sources of liquidity as of December 31, 1998 consisted of approximately $29.2 million of cash and cash equivalents. At December 31, 1997, the Company had approximately $88.1 million in cash and cash equivalents. In addition, the Company entered into a new revolving line of credit agreement on May 15, 1998 as amended that provided for borrowings of up to $50.0 million. At December 31, 1998, the Company had borrowed or had used as security for letters of credit approximately $50 million under the line of credit. The revolving commitment, as amended, is reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until maturity on January 15, 2000. Borrowings under the line are secured by all of the assets of the Company and its subsidiaries and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through March 31, 1999. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants through January 15, 2000, the Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999 based on preliminary discussions with potential investors and the Company's desire to solidify its equity base to support future growth. The Company does not currently have commitments from any potential investors. Should the Company not meet its business plan, or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company. Management believes, in the event that the Company fails to fully meet its business plan, the Company has adequate alternatives available to remedy any negative consequences arising from a potential default under the agreement. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operation. In addition, the Company could be restricted in its ability to use more flexible registration statements to issue securities and could be delisted by the Nasdaq National Market. Such events would materially adversely affect the Company's business, financial condition and results of operations. Management has implemented plans designed to reduce the Company's cash requirements through a combination of reductions in components of working capital, equipment purchases and operating expenditures. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations.

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

   At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the repayment of its debt, the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for the Company's acquired entities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, cash flow from operations and funds available, if any, from the Company's bank line of credit are adequate to fund its operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. Specifically, given the Company's obligations to repay its bank and other debt, the Company intends to raise additional capital.

   The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that the Company's financial resources are insufficient to fund the Company's activities and to repay its debts, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the

Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements."

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

ADDITIONAL CAPITAL REQUIREMENTS

     Future capital requirements will depend upon many factors, including the repayment of its debt, the development of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and the status of competitive products. Additional financing may not be available in the future on acceptable terms, or at all. The continued existence of a substantial amount of indebtedness incurred through the issuance of the Company's Notes, the incurrence of debt under the Company's bank line of credit and the rights of the holders of the Series B Preferred Stock may affect the Company's ability to raise additional financing. Given the recent price for its Common Stock, if additional funds are raised by issuing equity securities, significant dilution to its stockholders could result.

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

     The Company's bank line of credit provides for borrowings of approximately $50 million, which as of December 31, 1998 had been almost fully utilized. In addition, the revolving commitment, as amended, is reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until maturity on January 15, 2000. The line of credit requires the Company to comply with several financial covenants, including the maintenance of specific minimum ratios. At periods in time since June 30, 1998, the Company has amended its existing bank line of credit to prevent defaults with respect to several covenants. Had these amendments not been made, the Company would have defaulted on those covenants in its bank line, which would have triggered cross defaults in the Notes, preferred stock instruments and other debt. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants through January 15, 2000, the Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999 based on preliminary discussions with potential investors and the Company's desire to solidify its equity base to support future growth. The Company does not currently have commitments from any potential investors.
There can be no assurance that the Company will be able to raise additional capital. Should the Company not meet its business plan, or should the Company not be able to raise adequate Capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding
Series B Preferred Stock would have the right to have their stock redeemed by the Company. Management believes, in the event alternatives available to remedy any negative consequences arising from a potential default under the agreement. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company could be restricted in its ability to use more flexible registration statements to issue securities and could be delisted by the Nasdaq National Market. Such events would materially adversely affect the Company's business, financial condition and results of operations.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF P-COM, INC.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of P-Com, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 and Note 3, on April 20, 1999, the Company obtained an amendment to its line-of-credit agreement, that contains substantial changes to the debt covenants, including certain covenants, which contemplate the Company raising additional capital.



PricewaterhouseCoopers LLP
San Jose, California

April 20, 1999

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

  On April 20, 1999, the Company obtained an amendment to its line-of-credit agreement, which contains substantial changes to the debt covenants (see Note
3). The covenants were amended to provide for compliance based on the Company's business plan for 1999, and the Company is in compliance with such covenants through March 31, 1999. The Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999 based on preliminary discussions with potential investors and the Company's desire to solidify its equity base to support future growth. The Company does not currently have commitments from any potential investors. Should the Company not meet its business plan or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders it would trigger cross defaults on the Company's outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments, giving rise to acceleration of payments of such debt, and also giving rise to the rights of holders of all outstanding Series B Preferred Stock to have their stock redeemed by the Company. Management believes, in the event that the Company fails to fully meet its business plan, the Company has adequate alternatives available to remedy any negative consequences arising from a potential default under the agreement. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations.

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

  The Company entered into a new revolving line-of-credit agreement on May 15, 1998, as amended during the year, that provided for borrowings of up to $50 million. At December 31, 1998, the Company had been advanced approximately
$46.4 million and had used the remaining $3.6 million to secure letters of credit under such line. The revolving commitment, as amended, is reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until maturity on January 15, 2000. Borrowings under the line are secured by the assets of the Company and bear interest at either a base interest rate or a variable interest rate. The bank credit agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through March 31, 1999. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants through January 15, 2000, non-compliance could cause the Company to be in default under the bank credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company.

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

  During the second quarter of 1998, due to limited staff and facilities, the Company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project is not expected to be completed prior to the Year 2000. Currently, the narrowband point-to-multipoint project is approximately 60% complete. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, was completed during the third quarter of 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects were completed during the first quarter of 1999.

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

       2.3(20) Escrow Agreement dated November 28, 1997, by and among P-Com, Inc., P-Com Field Services Inc., Telematics Inc. and Daniel
                   N. Carter.

       2.4(20) Registration Rights Agreement, dated November 17, 1997, by and among P-Com Field Services Inc., Telematics Inc. and Daniel N. Carter.

       2.5(20) Escrow Agreement, dated November 28, 1997, by and among P-Com, Inc., P-Com Services (UK) Limited and R T Masts Limited.

       2.6(20) Securities Purchase Agreement, dated November 17, 1997, by and among P-Com, Inc., P-Com Field Services Inc., Telematics Inc. and Daniel N. Carter.

       2.7(20) Share Purchase Agreement, dated October 14, 1997, by and among P-Com, Inc., P-Com Services (UK) Limited and R T Masts Limited.

       2.8(21) Asset Purchase Agreement dated March 13, 1998, by and between P-Com, Inc. and Cylink Corporation

       2.8A(21) Amendment to the Asset Purchase Agreement dated March 13, 1998 by and between P-Com, Inc. and Cylink Corporation.

       2.8B(21) Amendment No. 2 to the Asset Purchase Agreement dated March 27, 1998 by and between P-Com, Inc. and Cylink Corporation.

       2.8C(21)    Unsecured Subordinated Promissory Note

       3.2(3)      Restated Certificate of Incorporation filed on March 9, 1995.

       3.2A(14) Certificate of Amendment of Restated Certificate of Incorporation filed on June 16, 1997.

       3.2B(16) Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

       3.2C(24) Certificate of Designation of the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

       3.2D(24) Certificate of Designation for the Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

       3.2E(24) Certificate of Correction of Certificate of Designations for the Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 23, 1998.

        3.3(1)     Bylaws of the Company.

   NUMBER            DESCRIPTION
   ------            -----------
   4.1(1)      Form of Common Stock Certificate.

   4.2(19) Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

   4.4(19) Registration Rights Agreement, dated as of November 1, 1997 by and among the Registrant and PaineWebber Incorporated, BancAmerica Robertson Stephens, NationsBanc Montgomery Securities, Inc. and Pacific Growth Equities, Inc.

   4.5(17) Rights Agreement, dated as of October 1, 1997, between the Company and BankBoston, N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

   4.6(23) First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and BankBoston, N.A.

   4.7(24) Amended and Restated Rights Agreement, dated as of December 18, 1998 between the Company and BankBoston, N.A.

   4.8(24) Amended and Restated Rights Agreement, dated as of December 21, 1998 between the Company and BankBoston, N.A.

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

  NUMBER            DESCRIPTION
  ------            -----------
  10.15D(18)   Accounts Receivable Purchase Agreement dated December 31, 1997 by and between the Company and Wells Fargo MCBC Trade Bank N.A.

  10.16(22)    1995 Stock Option/Stock Issuance Plan, as amended.

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

   10.17(22)   Employee Stock Purchase Plan, as amended.

   10.18(1) Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

  10.19A(18)   Service Agreement dated December 15, 1997 by and between the
               Company and Mr. George P. Roberts.

  10.19B(18)   Service Agreement dated December 15, 1997 by and between the
               Company and Mr. Michael J. Sophie.

  10.19C(18)   Service Agreement dated December 15, 1997 by and between the
               Company and Mr. Pier Antoniucci.

   10.21(1) Real Property Lease dated December 10, 1993, by and between the Company and Bryan T.D. Trust, pertaining to 3175 S. Winchester Boulevard, Campbell, California 95008.

  *10.22(1)    Low Capacity Digital Radio Product Agreement dated February 13,
               1995 by and between the Company and Siemens.

  *10.22A(18)  Low Capacity Digital Radio Agreement dated February 13, 1995 by and between the Company and Itatel.

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

   10.27(9) Lease dated November 11, 1995 by and between the Company, Inc. and Johann Birkart, Internationale Spedition GmbH & Co.

  10.30A(11)   Loan Agreement dated March 3, 1997 by and between the Company and
               Union Bank of California, N.A.

  10.30B(11)   Amendment dated May 7, 1997 to the Loan Agreement dated March 3,
               1997 by and between the Company and Union Bank of California, N.A.

  10.30C(13)   Amended and Restated Loan Agreement dated September 17, 1997 by and between the Company and Union Bank of California, N.A.

  10.31(22)    Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of
               California N.A., as Administrative Agent, Bank of America
               National Trust and Savings Association as Syndication Agent and the Lenders party hereto dated as of May 15, 1998.

  10.32(22)    Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     NUMBER            DESCRIPTION
     ------            -----------
     10.33(22)   Revolving Promissory Note in the principal amount of
                 $25,000,000 dated May 15, 1998.

     10.34(22)   Subsidiary Guarantee dated as of May 15, 1998.

    *10.35(22)   Joint Development and License Agreement between Siemens
                 Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

     10.36(22)   International Employee Stock Purchase Plan

     10.37(23)   First Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California N.A., as
                 Administrative Agent, Bank of America National Trust and
                 Savings Association, as Syndication Agent, and the Lenders party thereto, dated as of July 31, 1998.

     10.38(24)   Securities Purchase Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.

     10.39(24)   Registration Rights Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.

     10.40(24)   Form of Warrant to purchase shares of Common Stock

     10.40A(25)  Warrant to purchase shares of Common Stock, dated as of
                 December 21, 1998, issued by the Company to Castle Creek Technology Partners LLC

     10.40B(25)  Warrant to purchase shares of Common Stock, dated as of
                 December 21, 1998, issued by the Company to Capital Ventures International.

     10.40C(25)  Warrant to purchase shares of Common Stock, dated as of
                 December 21, 1998, issued by the Company to Marshall Capital Management, Inc..

     10.41(24)   Second Amendment to Credit Agreement and First Amendment to
                 Security Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative
                 Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of October 21, 1998.

     10.42(24)   Third Amendment to Credit Agreement by and among the
                 Registrant, as the Borrower, Union Bank of California, N.A., as
                 Administrative Agent, Bank of America National Trust and
                 Savings Association, as Syndication Agent, and the lenders party thereto dated as of December 17, 1998.

     10.43(26)   Fourth Amendment to Credit Agreement and First Amendment to
                 Security Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative
                 Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of December 28, 1998.

     10.44(26)   Fifth Amendment to Credit Agreement by and among the
                 Registrant, as the Borrower, Union Bank of California, N.A., as
                 Administrative Agent, Bank of America National Trust and
                 Savings Association, as Syndication Agent, and the lenders party thereto dated as of January 29, 1999.

     10.45 Sixth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of March 31, 1999.

     11.1(26)    Computation of Pro Forma Net Income (Loss) Per Share.

     21.1(26)    List of subsidiaries of the Registrant.

     23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

     24.1(26)    Power of Attorney.

     27.1(26)    Financial Data Schedule

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

(16) Incorporated by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(17) Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(18) Incorporated by reference to identically numbered exhibits to the Company's Annual Report on Form 10-K for the annual period ended December 31, 1997.

(19) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-3 (File No. 333-45463) filed with the Securities and Exchange Commission on February 2, 1998.

(20) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 10, 1997 as filed with the Securities and Exchange Commission on November 28, 1997 (File No. 001-13475).

(21) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

(22) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 1998

(23) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 1997.

(24) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 22, 1998 as filed with the Securities and Exchange Commission on December 24, 1998 (File No. 000-25356).

(25) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-3 (File No. 333-70937) filed with the Securities and Exchange Commission on January 21, 1999.

(26) Incorporated by reference to identically numbered exhibits included in the Company's Annual Report on Form 10-K for the annual period ended December 31, 1998

*    Confidential treatment granted as to certain portions of these exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 1999.

     P-COM, INC.
                                      /s/ George P. Roberts
     Date: April 20, 1999         By  ___________________________
                                      George P. Roberts
                                      Chairman of the Board and
                                      Chief Executive Officer

                                      /s/ Michael J. Sophie
     Date: April 20, 1999         By  ___________________________
                                      Michael J. Sophie
                                      Chief Financial Officer, Vice President,
                                      Finance and Administration

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

                                        /s/ George P. Roberts
Date:   April 20, 1999              By  ____________________________
                                        George P. Roberts
                                        Chairman of the Board and
                                        Chief Executive Officer

                                        /s/ Michael J. Sophie
Date:   April 20, 1999             By   ____________________________
                                        Michael J. Sophie
                                        Chief Financial Officer, Vice President,
                                        Finance and Administration

                                                    *
Date:   April 20, 1999             By   ____________________________
                                        Gill Cogan
                                        Director of the Company

                                                    *
Date:   April 20, 1999             By   ____________________________
                                        John A. Hawkins
                                        Director of the Company

                                                    *
Date:   April 20, 1999             By   ____________________________
                                        M. Bernard Puckett
                                        Director of the Company

                                                    *
Date:   April 20, 1999             By   ____________________________
                                        James J. Sobczak
                                        Director of the Company

* By George P. Roberts and Michael Sophie, attorneys-in-fact