Form 10-Q/A
period 1998-03-31
P COM INC
filed 1999-04-30
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to         .

                         Commission File Number: 0-25356
                                 ---------------
                                   P-Com, Inc.
             (Exact name of Registrant as specified in its charter)

                                 ---------------

      Delaware                                          77-0289371
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)
3175 S. Winchester Boulevard, Campbell, California           95008
  (Address of principal executive offices)               (zip code)

      Registrant's telephone number, including area code: (408) 866-3666
                                 ---------------

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

     This quarterly report on Form 10-Q/A Consists of 32 pages of which this is page 1. The Exhibit Index appears on page 32.

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998 - RESTATEMENT
       OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION


     P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The Company has adjusted the allocation of the purchase price related to the March 28, 1998 and April 1, 1998 acquisition of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The Company initially recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 based upon an independent valuation of the assets acquired. In September 1998, subsequent to the filing of the Quarterly Report on Form 10-Q in May 1998, the Securities and Exchange Commission raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased IPR&D. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters and adopted the application of the recent SEC guidance. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. This adjustment reduced the charge to operations for IPR&D from $33.9 million to $15.4 million and created a higher recorded value of goodwill and other intangible assets. This amended filing contains related financial information and disclosures as of and for the three month period ended March 31, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                   P-COM, INC.

                                TABLE OF CONTENTS

                                                                                                             Page
   Part I.       Financial Information                                                                      Number

     Item 1.     Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets as of March 31, 1998
                 and December 31,1997  ...................................................................    4

                 Condensed Consolidated Statements of Operations for the three month periods
                 ended March 31, 1998 and 1997  ..........................................................    5

                 Condensed Consolidated Statements of Cash Flows for the
                 three month periods ended March 31, 1998 and 1997  ......................................    6

                 Notes to Condensed Consolidated Financial Statements  ...................................    7

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  ..............................................................    11

Part II.         Other Information

     Item 1.     Legal Proceedings  ......................................................................    30

     Item 2.     Changes in Securities  ..................................................................    30

     Item 3.     Defaults Upon Senior Securities  ........................................................    30

     Item 4.     Submission of Matters to a Vote of Security Holders  ....................................    30

     Item 5.     Other Information  ......................................................................    30

     Item 6.     Exhibits and Reports on Form 8-K  .......................................................    30

                 Signatures.............................................................................      31



PART I - FINANCIAL INFORMATION

ITEM I
                                   P-COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                March 31,          December 31,
                                                                                  1998                 1997
                                                                              --------------      ---------------
ASSETS                                                                         (restated)
Current assets:
   Cash and cash equivalents                                                      $  25,922            $  88,145
   Accounts receivable, net                                                          68,667               70,883
   Notes receivable                                                                     207                  205
   Inventory                                                                         74,848               58,003
   Prepaid expenses and other current assets                                         15,514               10,632
                                                                              --------------      ---------------
     Total current assets                                                           185,158              227,868

Property and equipment, net                                                          39,656               32,313
Deferred income taxes                                                                 6,855                1,697
Goodwill and other assets                                                            77,754               43,643
                                                                              --------------      ---------------
                                                                                  $ 309,423            $ 305,521
                                                                              ==============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  38,193            $  38,043
   Accrued employee benefits                                                          2,810                3,930
   Other accrued liabilities                                                         10,519                6,255
   Income taxes payable                                                               9,249                6,409
   Notes payable                                                                        245                  293
                                                                              --------------      ---------------
      Total current liabiltities                                                     61,016               54,930
                                                                              --------------      ---------------


Long-term debt                                                                      102,255              101,690
                                                                              --------------      ---------------

Minority interest                                                                       705                  604
                                                                              --------------      ---------------


Stockholders' equity:
   Preferred stock                                                                        -                    -
   Common Stock                                                                           4                    4
   Additional paid-in capital                                                       134,165              131,735
   Retained earnings                                                                 13,283               18,380
   Accumulated other comprehensive income                                            (2,005)              (1,822)
                                                                              --------------      ---------------
      Total stockholders' equity                                                    145,447              148,297
                                                                              --------------      ---------------
                                                                                  $ 309,423            $ 305,521
                                                                              ==============      ===============

 The accompanying notes are an integral part of these consolidated financial statements


                                                   P-COM, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share data, unaudited)

                                                                                 Three Months Ended March 31,
                                                                                  1998                 1997
                                                                              --------------      ---------------
                                                                               (restated)
Sales
  Product                                                                         $ 51,421             $ 38,593
  Service                                                                            7,216                5,634
                                                                              --------------      ---------------
      Total Sales                                                                   58,637               44,227
                                                                              --------------      ---------------
Cost of sales
   Product                                                                           28,847               23,141
   Service                                                                            4,665                4,311
                                                                              --------------      ---------------
Total cost of Sales                                                                  33,512               27,452
                                                                              --------------      ---------------

   Gross profit                                                                      25,125               16,775
                                                                              --------------      ---------------
Operating expenses:
   Research and development                                                           7,728                6,774
   Selling and marketing                                                              4,225                2,915
   General and administrative                                                         3,891                3,437
   Goodwill amortization                                                                698                  346
   Acquired in-process research and development                                      15,442                    -
                                                                              --------------      --------------
      Total operating expenses                                                       31,984               13,472
                                                                              --------------      ---------------
Income (loss) from operations                                                        (6,859)               3,303
Interest expense                                                                     (1,766)                (296)
Interest income                                                                         882                  380
Other income (expense)                                                                   20                 (156)
                                                                              --------------      ---------------
Income (loss) before income taxes                                                    (7,723)               3,231
Provision (benefit) for income taxes                                                 (2,626)               1,553
                                                                              --------------      ---------------
Net income (loss)                                                                  $ (5,097)             $ 1,678
                                                                              ==============      ===============

Net income (loss) per share:
   Basic                                                                           $  (0.12)              $ 0.04
                                                                              ==============      ===============
   Diluted                                                                         $  (0.12)              $ 0.04
                                                                              ==============      ===============

Shares used in per share computation:
   Basic                                                                             42,951               41,371
                                                                              ==============      ===============
   Diluted                                                                           42,951               43,238
                                                                              ==============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                                   P-COM, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands, unaudited)

                                                                                            Three Months Ended March 31,
                                                                                             1998                 1997
                                                                                        ---------------      ---------------
                                                                                          (restated)
Cash flows from operating activities:
   Net income (loss)                                                                          $ (5,097)             $ 1,678
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation                                                                                2,923                1,136
     Amortization of goodwill                                                                      698                  346
     Change in minority interest                                                                   101                  (21)
     Deferred income taxes                                                                      (5,158)                  14
     Acquired in-process research and development expenses                                      15,442                    -
     Change in assets and liabilities (net of acquisition balances):
       Accounts receivable                                                                      (3,214)               2,287
       Notes receivable                                                                             (2)                 435
       Inventory                                                                               (11,736)              (6,881)
       Prepaid expenses                                                                         (3,185)                 115
       Goodwill and other assets                                                                (1,854)                (126)
       Accounts payable                                                                         (1,205)                 229
       Accrued employee benefits                                                                (1,120)                 135
       Other accrued liabilities                                                                 4,264               (2,759)
       Income taxes payable                                                                      2,840                1,337
                                                                                        ---------------      ---------------
         Net cash used in operating activities                                                  (6,303)              (2,075)
                                                                                        ---------------      ---------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                        (9,805)              (2,618)
   Acquisitions, net of cash acquired                                                          (48,874)             (10,855)
                                                                                        ---------------      ---------------
         Net cash used in investing activities                                                 (58,679)             (13,473)
                                                                                        ---------------      ---------------

Cash flows from financing activities:
   Proceeds (payment) of notes payable                                                             517               (4,754)
   Proceeds from stock issuances, net of expenses                                                2,430                1,418
                                                                                        ---------------      ---------------
         Net cash provided by (used in) financing activities                                     2,947               (3,336)
                                                                                        ---------------      ---------------

Effect of exchange rate changes on cash                                                           (183)                (228)
                                                                                        ---------------      ---------------
Net decrease in cash and cash equivalents                                                      (62,223)             (19,112)

Cash and cash equivalents at the beginning of the period                                        88,145               42,226
                                                                                        ---------------      ---------------

Cash and cash equivalents at the end of the period                                            $ 25,922             $ 23,114
                                                                                        ===============      ===============

Supplemental cash flow disclosures:
   Cash paid for income taxes                                                                 $    676             $    200
                                                                                        ===============      ===============
   Stock issued in connection with the acquisition of CSM and ACS                             $    -               $ 14,500
                                                                                        ===============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited 1997 financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K/A (File No. 0-25356). Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998.

     This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q/A.

    The accompanying condensed consolidated financial statements as of March 31, 1998 and for the three month period then ended have been restated to reflect a change in the original accounting for the purchase price allocation related to the March 28, 1998 and April 1, 1998 acquisition of the Cylink Wireless Group (see Note 4). After consideration of recent guidance from the Securities and Exchange Commission (the "SEC"), the Company has revised the original accounting for the purchase price allocation and the related amortization of goodwill and other intangible assets. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters. This resulted in a reduction in the amount of the charge for in-process research and development ("IPR&D") from $33.9 million to $15.4 million, a decrease of $18.5 million ($12.2 million net of applicable income taxes), and an increase in the amounts allocated to deferred income taxes, and goodwill and other intangible assets, resulting in an increase in their balances as of March 31, 1998 from $13.1 million and $59.3 million, respectively, to $7.6 million and $77.8 million, respectively. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three month period ended March 31, 1998 is as follows (in thousands except per share amounts, unaudited):


                                                                   Three months ended
                                                                     March 31, 1998
Statements of Operations:                                     As reported        Restated
                                                              -----------        ---------

Acquired in-process research and development expenses          $  33,856        $  15,442
Loss from operations                                           $ (25,273)       $  (6,859)
Net loss                                                       $ (17,249)       $  (5,097)
Net loss per share
     Basic and diluted                                         $   (0.40)       $   (0.12)


                                                                     March 31, 1998
Balance Sheets:                                               As reported        Restated
                                                              -----------        ---------
Deferred income taxes                                          $  13,117        $   6,855
Goodwill and other assets                                      $  59,340        $  77,754
Total assets                                                   $ 297,271        $ 309,423
Retained earnings                                              $   1,131        $  13,283
Total stockholders' equity                                     $ 133,295        $ 145,447

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands except per share data):

                                                                 Three Months Ended March 31,
                                                                     1998          1997
                                                                  ------------  ------------
                                                                  (restated)
Numerator for basic income (loss) per share - net income (loss)      $ (5,097)      $ 1,678
                                                                  ============  ============

Denominator for basic income (loss) per common share                   42,951        41,371
Effect of dilutive securities:
   Stock options and warrants                                               -         1,867
                                                                  ------------  ------------

Denominator for diluted income (loss) per common share                 42,951        43,238
                                                                  ============  ============

Income (loss) from continuing operations before
   extraordinary items per common share:
   Basic                                                             $  (0.12)      $  0.04
                                                                  ============  ============
   Diluted                                                           $  (0.12)      $  0.04
                                                                  ============  ============

     For the first quarter of 1998, the weighted-average unexercised stock options to purchase 1,570,817 shares of Common Stock were excluded from the computation of diluted net loss per share, as the effect would be antidilutive. For the first quarter of 1997, 142,300 weighted-average outstanding stock options were also excluded from the computation of net income per share. Options are antidilutive when the Company has a net loss or when the exercise price of the stock option is greater than the average market price of the Company's Common Stock.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive income (loss) was as follows (in thousands):


                                               Three Months Ended
                                                     March 31,
                                                 1998          1997
                                            ------------- -------------
                                             (restated)

     Net income (loss)                        $   (5,097)   $    1,679
     Other comprehensive income (loss)              (183)         (277)
                                            ============= =============
     Total comprehensive income (loss)        $   (5,280)   $    1,402
                                            ============= =============

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

4.   ACQUISITIONS

     On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Cylink Wireless Group for $46.0 million in cash and $14.5 million in a short-term, non interest bearing unsecured subordinated promissory note due July 6, 1998. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998.

     The Company accounted for this acquisition as a purchase business combination. The results of Cylink Wireless Group are included from the date of acquisition and were not material to the Company's results of operations for the three month period ended March 31, 1998.

     The total purchase price of the acquisition is as follows (in thousands):



                      Cash Payment                                $  46,000
                      Short-term promissory note                     14,500
                      Expenses                                        2,483
                                                                -------------
                                                Total             $  62,983
                                                                =============

     The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development ("IPR&D"), as discussed below, was as follows (in thousands):


                                                            (As reported)     (Restated)
                                                            --------------- ---------------
                   Accounts receivable, net                   $     9,065     $     9,065
                   Inventory                                        5,109           5,109
                   Property and equipment, net                        461             461
                   Current liabilities assumed                     (1,355)         (1,355)
                   Intangible assets:                              15,847
                     Goodwill                                           -          23,482
                     In-process research and development           33,856          15,442
                     Developed technology                               -           6,291
                     Acquired workforce                                 -           1,781
                     Core technology                                    -           2,707
                                                            --------------- ---------------
                                  Total                       $    62,983     $    62,983
                                                            =============== ===============

     The following unaudited pro forma information combines the historical sales and net income (loss) and net income (loss) per share of P-Com and the Cylink Wireless Group for the three months ended March 31, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include amortization of goodwill and other intangible assets related to the acquisition of the Cylink Wireless Group, as restated for the revision of the amount of purchase price allocated to IPR&D as discussed below, and as previously reported. (In thousands, except per share data)

                                       Three Months Ended                             Twelve Months Ended
                                         March 31, 1998                                December 31, 1997
                                           (restated)                                     (restated)
                           -------------------------------------------    --------------------------------------------
                             P-Com       Cylink (1)       Pro Forma         P-Com       Cylink (1)        Pro Forma
                           ----------    ------------    -------------    ----------    ------------     -------------
Sales                      $  58,637     $   4,508       $   63,145       $ 220,702     $  27,957        $  248,659
Net income (loss)             (5,097)       (4,706)          (9,803)         18,891        (3,443)           15,448
Net income (loss) per share:
     Basic                     (0.12)        (0.11)           (0.23)           0.45         (0.08)             0.37
     Diluted                   (0.12)        (0.11)           (0.23)           0.43         (0.08)             0.35

--------------
     (1) All Cylink Corporation financial information presented in this table has been amended to reflect certain adjustments made by Cylink Corporation. In November 1998, Cylink Corporation publicly announced that it and its independent accountants had initiated a review of revenue recognition practices, which resulted in a restatement of previously issued first quarter 1998 results, as well as annual 1997 results.

    After consideration of recent guidance from the SEC, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group, which included decreasing the IPR&D charge from $33.9 million as originally reported in the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 1998 to $15.4 million. The result of this restatement is a lesser charge to income for IPR&D and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

    IPR&D had no alternative future use at the date of acquisition and technological feasibility had not been established.

    Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology of $6.3 million will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce, $1.8 million, will be amortized on a straight-line basis over three years, and the remaining identified intangible assets, including core technology of $2.7 million and goodwill of $23.5 million will be amortized on a straight-line basis over ten years. Due to the timing of the acquisition, there was no amortization expense related to the acquisition of the Cylink Wireless Group during the quarter ended March 31, 1998.

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

     The Company entered into a new revolving line of credit agreement on May 15, 1998 that provides for borrowings of up to $50 million and replaces the revolving line of credit agreement dated April 23, 1998. The line of credit expires on April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of March 31, 1998.


6.    INVENTORY


     Inventory consists of the following (in thousands):

                                                                 March 31,    December 31,
                                                                    1998         1997
                                                                (unaudited)
                                                                ------------- ------------
                    Raw materials                                 $ 10,940      $  9,695
                    Work-in-process                                 38,355        32,472
                    Finished goods                                  25,553        15,836
                                                                ------------- ------------
                                                                  $ 74,848      $ 58,003
                                                                ============= ============



7.   PROPERTY AND EQUIPMENT


     Property and equipment consist of the following (in thousands):

                                                                 March 31,    December 31,
                                                                    1998          1997
                                                                (unaudited)
                                                                ------------- -------------
                    Tooling and test equipment                    $ 35,304      $ 31,603
                    Computer equipment                               5,719         4,950
                    Furniture and fixtures                           5,238         4,979
                    Land and buildings                               1,357         1,389
                    Construction-in-process                          8,863         3,294
                                                                ------------- -------------
                                                                    56,481        46,215
                    Less - accumulated depreciation and
                           amortization                            (16,825)      (13,902)
                                                                ------------- -------------
                                                                  $ 39,656      $ 32,313
                                                                ============= =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

    The total purchase price of the acquisition was $63.0 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million has been assigned to in-process research and development ("IPR&D") and expensed upon the consummation of the acquisition. The Company originally recorded a $33.9 million charge for purchased IPR&D in March 1998 based upon an independent valuation. In September 1998, subsequent to the filing of the Form 10-Q in May 1998 covering the fiscal quarter ended on March 31, 1998, the Securities and Exchange Commission raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased IPR&D. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles and the Company's appraisal, it has accepted the SEC's view with respect to these matters and adopted the application of the recent SEC guidance. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. The result is a lesser charge to income for IPR&D and a higher recorded value of goodwill and other intangible assets.

    Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce will be amortized on a straight-line basis over three years, and the remaining identified intangibles, including goodwill and core technology will be amortized on a straight-line basis over ten years. Due to the timing of the acquisition, there was no amortization expense related to the acquisition of the Cylink Wireless Group during the quarter ended March 31, 1998.

    In addition, other factors were considered in determining the value assigned to purchased IPR&D such as research projects in areas supporting products which address the growing third world markets by offering a new point to multi-point product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consisting of a Voice Extender, Data Metro II, and RLL Encoding products. At the time of acquisition, these projects were estimated to be 60%, 85%, and 50% complete, respectively. The Company expects to begin to benefit from these projects in 1999.

    If none of these projects are successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in 1999.

    During the second quarter of 1998, due to limited staff and facilities, the Company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project has a total remaining expected development cost of approximately $2.4 million and, due to the allocation of resources discussed above, is not expected to be completed prior to the year 2000. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, is scheduled to be completed during the third quarter of 1998 at an estimated total cost of $2.0million. The enhanced Airlink projects are scheduled to be completed during the first quarter of 1999 at an estimated total cost of $0.6 million.

     The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of sales for the periods indicated. In addition, this Quarterly Report on Form 10-Q/A may contain forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q/A.

     Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1997 Annual Report on Form 10-K/A and other documents filed by the Company with the Securities and Exchange Commission.

                                                          Three Months Ended March 31,
                                                            1998              1997
                                                        -------------     --------------
                                                         (restated)

Sales                                                            100.0%             100.0%
Cost of sales                                                     57.2               62.1
                                                         -------------     --------------
Gross profit                                                      42.8               37.9
                                                         -------------     --------------
Operating expenses:
   Research and development                                       13.2               15.3
   Selling and marketing                                           7.2                6.6
   General and administrative                                      6.8                7.7
   Goodwill amortization                                           1.1                0.8
   Acquired in-process research and development                   26.3                -
                                                         -------------     --------------
Total operating expenses                                          54.5               30.4
                                                         -------------     --------------
Income (loss) from operations                                    (11.7)               7.5
                                                         -------------     --------------
Interest and other income (expense), net                          (1.5)              (0.2)
                                                         -------------     --------------
Income (loss) before income taxes                                (13.2)               7.3
Provision (benefit) for income taxes                              (4.5)               3.5
                                                        --------------     --------------
Net income (loss)                                                 (8.7%)              3.8%
                                                        ==============     ==============


Results of Operations for the Three Months Ended March 31, 1998 and 1997

    Sales. Sales for the three months ended March 31, 1998 and 1997 were approximately $58.6 million and $44.2 million, respectively, an increase of 33%. The increase was primarily due to increased unit sales of 23 GHz, 38 GHz and 15 GHz radio systems to new and existing customers and sales from companies recently acquired. Sales to new customers in the first quarter of 1998 (excluding companies recently acquired) were less than 5% of total sales. For the three months ended March 31, 1998, five customers accounted for 63% of the sales of the Company. For the three months ended March 31, 1997, five customers accounted for 55% of the sales of the Company.

    The Company recently acquired three companies, including the acquisition of the assets of the Cylink Wireless Group which were acquired on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group in the first quarter of 1998 were approximately $2.0 million. RT Masts and Telematics were acquired on November 27, 1997 and are accounted for as poolings-of-interest. Under the pooling-of-interest method of accounting, prior period financial statements are restated to present the results of the combined companies as if they had been combined since inception. Sales for RT Masts in the first quarter of 1998 and 1997 were approximately $4.4 million and $4.6 million, respectively. Sales for Telematics in the first quarter of 1998 and 1997 were approximately $1.3 million and $2.0 million, respectively.

    Product sales for the three months ended March 31, 1998 were approximately $51.4 million or 88% of total sales, and service sales were approximately $7.2 million. Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended March 31, 1998, the Company generated approximately $9.9 million or 17% of its sales in the U.S. and approximately $48.7 million or 83% internationally.

     Gross Profit. For the three months ended March 31, 1998 and 1997, gross profit was approximately $25.1 million, or 42.8% of sales, and approximately $16.8 million, or 37.9% of sales, respectively. The improvement in gross profit in the first quarter of 1998 compared to the corresponding period in 1997 was primarily due to the Company negotiating lower prices with vendors and product design improvements, such as reducing the number of components across the range of the Company's products, which increased manufacturing efficiencies and economies of scale. There can be no assurance that gross profit will remain at this level or continue to improve.

     Research and Development. For the three months ended March 31, 1998 and 1997, research and development expenses were approximately $7.7 million and $6.8 million, respectively. The increase in dollars in research and development expenses during the three months ended March 31, 1998 as compared to the corresponding period in 1997 was due primarily to expenses associated with increased staffing. As a percentage of sales, research and development expenses decreased from 15.3% in the three months ended March 31, 1997 to 13.2% in the corresponding period in 1998. The decrease in research and development expenses as a percentage of sales was primarily due to higher level of sales in the three months ended March 31, 1998, as compared to the corresponding period in 1997. The Company expects that research and development expenses will continue to increase significantly in dollars during the remainder of 1998.

     Selling and Marketing. For the three months ended March 31, 1998 and 1997, selling and marketing expenses were approximately $4.2 million and $2.9 million, respectively. The increase in selling and marketing expenses in the three months ended March 31, 1998, as compared to the corresponding period in 1997, was primarily due to increased staffing and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 6.6% in the three months ended March 31, 1997 to 7.2% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due to the Company's expansion of its international market. The Company expects that such expenses will continue to increase significantly in dollars during the remainder of 1998, as the Company continues to expand its operations.

     General and Administrative. For the three months ended March 31, 1998 and 1997, general and administrative expenses were $3.9 million and $3.4 million, respectively. The increase was principally due to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses decreased from 7.7% in the three months ended March 31, 1997 to 6.8% in the corresponding period in 1998. This decrease in general and administrative expenses as a percentage of sales was due primarily to a higher level of sales in the three months ended March 31, 1998, as compared to the corresponding period in 1997. The Company expects that general and administrative expenses will continue to increase significantly in dollars during the remainder of 1998 as compared to 1997 as the Company continues to expand its operations.

     Goodwill Amortization. Goodwill amortization consists of the charge to income that results from the allocation over the estimated useful life of the component of the cost of the Company's acquisitions accounted for by the purchase method which is greater than the fair value of the net assets acquired. For the three months ended March 31, 1998 and 1997, goodwill amortization was $0.7 million and $0.3 million, respectively. The increase in goodwill amortization in the three months ended March 31, 1998 as compared to the corresponding period in 1997 was because Technosystem S.p.A. ("Technosystem") a Rome, Italy-based company, and Columbia Spectrum Management LP ("CSM") a Vienna, Virginia-based company were acquired in February 1997 and March 1997, respectively. As a result, goodwill was not amortized for the entire quarter for the three months ended March 31, 1997.

     In-Process Research and Development. The Company recorded a charge for purchased IPR&D in March 1998 based upon an independent valuation relating to the acquisition of the Cylink Wireless Group. Subsequent to the acquisition, in a letter dated September 15, 1998 to the American Institute of Certified Public Accountants, the Chief

Accountant of the Securities and Exchange Commission ("SEC") raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased IPR&D. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters and adopted the application of the recent SEC guidance. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill.

     Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows. In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point-to-multipoint product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products acquired from the Cylink Wireless Group, consisting of a Voice Extender, Data Metro II, and RLL Encoding products. At the time of acquisition, these projects were estimated to be 60%, 85%, and 50% complete, respectively. The Company expects to begin to benefit from these projects in 1999. If none of these projects are successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in 1999. At the time of acquisition, technological feasibility had not been established and no alternative future uses existed.

     Interest and Other Income (Expense) The Company incurred interest expense of $1.8 million during the three-month period ended March 31, 1998 as compared to $0.3 million during the corresponding period in 1997.

    For the first quarter of 1998, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's Convertible Subordinated Notes ("Notes") due 2002, and finance charges and fees related to the Company's receivables purchase agreements. For the first quarter of 1997, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit.

    The Company generated interest income of $0.9 million during the three-month period ended March 31, 1998 as compared to $0.4 million during the corresponding period in 1997.

    For the first quarter of 1998, interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts. For the first quarter of 1997, interest income consisted primarily of interest income generated from the Company's cash investments.

    Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries and trade discounts taken. In the first quarter of 1997, the Company recorded a net expense of $0.2 million.

Liquidity and Capital Resources

     The Company used approximately $6.3 million in operating activities during the three months ended March 31, 1998, primarily due to increases in accounts receivable, inventory, prepaid expenses, deferred income taxes, and other assets of $3.2 million, $11.7 million, $3.2 million, $5.2 million, and $1.9 million, respectively, and a decrease in accounts payable of $1.2 million. These uses of cash were partially offset by the net income (excluding non-cash charges for acquired IPR&D expense) of $10.3 million, and depreciation and amortization expense of $2.9 million and $0.7 million, respectively, and increases in other accrued liabilities and income taxes payable of $3.1 million and $2.8 million, respectively.

     The Company used approximately $58.7 million in investing activities during the three months ended March 31, 1998 consisting of approximately $48.9 million used for acquisitions including the acquisition of the assets of the Cylink Wireless Group, and $9.8 million to acquire capital equipment.

     On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Group, for $46.0 million in cash and $14.5 million in a three month, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one-time research and development charge of approximately $15.4 million. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the accounts receivable balance of $9.1 million on April 1, 1998. The consideration for these accounts receivable was included in the total purchase price of $60.5 million in cash and debt mentioned above.

     The Company generated approximately $2.9 million in its financing activities during the three months ended March 31, 1998. The Company received approximately $2.4 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

     At March 31, 1998 and December 31, 1997, net accounts receivable were approximately $68.7 million and $70.9 million, respectively. The Company has established a receivables purchase agreement by and between the Company and Wells Fargo HSBC Trade Bank N.A. that allows the Company to sell up to $20 million of accounts receivable. These sales have no recourse to the Company. The Company plans to heavily utilize this facility as part of managing its overall liquidity and/or third party financing programs. No accounts receivable from Cylink Wireless Group were purchased in the acquisition during the first quarter of 1998. At March 31, 1998 and December 31, 1997, inventory was approximately $74.8 million and $58.0 million, respectively. Of the $16.8 million increase that occurred in the three months ended March 31, 1998, $5.1 million was due to the acquisition of inventory from Cylink Wireless Group.

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

     The Company's principal sources of liquidity as of March 31, 1998 consisted of approximately $25.9 million of cash and cash equivalents. The Company entered into a new revolving line of credit agreement on April 23, 1998 that provides for borrowings of up to $25.0 million. The line of credit expires on June 22, 1998 or upon demand by the bank. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The Company entered into a new revolving line-of-credit agreement on May 15, 1998 that provides for borrowings of up to $50.0 million and replaces the revolving line of credit agreement dated April 23, 1998. The line of credit expires on April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios.

     At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for Geritel S.p.A. ("Geritel"), Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, Control Resources Corporations ("CRC"), CSM and Cylink Wireless Group, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, and anticipated cash flow from operations, if any, and funds available from the Company's bank line of credit, are adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. For a discussion of risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements" and "Acquisitions".

     There can be no assurance that any operations of ACS, Geritel, Technosystem, CRC, CSM or Cylink Wireless Group will be profitable after the acquisitions. Moreover, there can be no assurance that the anticipated benefits of the ACS, Geritel, Technosystem, CRC, CSM and Cylink Wireless Group acquisitions will be realized. The process of integrating the operations of ACS, Geritel, Technosystem, CRC, CSM and Cylink Wireless Group into the Company's operations may result in unforeseen operating difficulties and could absorb significant management attention, expenditures and reserves that would otherwise be available for the ongoing development of the Company's business.

Certain Factors Affecting Operating Results

     Limited Operating History

     P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the first quarter of fiscal 1998, the Company generated a cumulative net profit of approximately $13.3 million. The decrease in cumulative net profit from 1997 to the first quarter of 1998 was due to the one time IPR&D charge of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. From October 1993 through March 31, 1998, the Company generated sales of approximately $513.5 million, of which $279.3 million, or 54% of such amount, was generated in the year ended December 31, 1997 and the first quarter of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first quarter of 1998, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first quarter of 1998 or that sales will not decline. The Company's net sales for the first quarter of 1998 were lower than its net sales of the Company for the fourth quarter of 1997. This represents the Company's first quarter of sequentially lower sales than the prior period. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

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

      Significant Fluctuations in Results of Operations

      The Company has experienced and will in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. The sale and implementation of the Company's products and services generally involves a significant commitment of the Company's senior management, sales force and other resources. The sales cycle for the Company's products and services typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with, among other things: (i) existing and potential customers' seasonal purchasing and budgetary cycles; (ii) educating customers as to the potential applications of, and product-life cost savings associated with, using the Company's products and services; (iii) complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations; (iv) complying with governmental or other regulatory standards; (v) difficulties associated with each customer's ability to secure financing; and
(vi) negotiating purchase and service terms for each sale. Orders for the Company's products have typically been strongest towards the end of the calendar year, with a reduction in shipments occurring during the summer months, as evidenced in the third quarter of fiscal year 1997, due primarily to the inactivity of the European market, the Company's major current customer base, at such time. To the extent that this trend continues, the Company's results of operations will fluctuate from quarter to quarter.

      In addition, a single customer's order scheduled for shipment in a quarter can represent a significant portion of the Company's potential sales for such quarter. There can be no assurance that the Company will be able to obtain such large orders from single customers in the future. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have in the past been and will in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. Much of the anticipated growth in telecommunications infrastructure, if any, is expected to result from the entrance of new service providers, many of which do not have the financial resources of the existing service providers. To the extent these new service providers are unable to adequately finance their operations, they may cancel orders. Moreover, purchase orders are often received and accepted substantially in advance of shipment, and the failure to reduce actual costs to the extent anticipated or an increase in anticipated costs before shipment could materially adversely affect the gross margins for such orders, and as a result, the Company's results of operations. Moreover, most of the Company's backlog scheduled for shipment in the twelve months subsequent to March 31, 1998 can be canceled since orders are often made substantially in advance of shipment, and the Company's contracts typically provide that orders may be canceled with limited or no penalties. As a result, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment. Furthermore, most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter, as the Company has been experiencing recently, due to, for example, an unanticipated shipment rescheduling, a cancellation or deferral by a customer, competitive or economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers, or the failure to receive an anticipated order, may cause sales in a particular quarter to fall significantly below the Company's expectations and may materially adversely affect the Company's operating results for such quarter.

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

      As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. The Company is currently pursuing numerous acquisitions; however, except with respect to the Cylink Wireless Group, no material acquisition has become the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, as was the case with Cylink Wireless Group, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, as was the case with Cylink Wireless Group, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

      Litigation may be necessary to enforce the Company's patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. The Company has, through its acquisition of the Cylink Wireless Group, has been put on notice from a variety of third parties that such Group's products may be infringing the intellectual property rights of other parties. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions will not materially adversely affect the Company's business, financial condition and results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should the Company decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition and results of operations, regardless of the outcome of the litigation.

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

      Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 ("Y2K") requirements. The Company has commenced, for all its information systems and software contained in the products it sells, a Y2K date conversion project to address necessary code changes, testing and implementation. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company and/or its vendors will be able to modify timely and successfully such products, services and systems to comply with Y2K requirements, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Substantial Leverage

      In connection with the initial private placement of Notes due 2002 in November 1997, the Company incurred $100 million of indebtedness. As a result, the Company's total indebtedness including current liabilities, and stockholders' equity, as of March 31, 1998, was approximately $163.3 million and approximately $145.4 million, respectively. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

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

          27.1        Financial Data Schedule

--------------------------

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

          Report on Form 8-K dated March 16, 1998, regarding the Company's press release announcing the execution of a definite purchase agreement to acquire the assets of the Wireless Group of Cylink Corporation, as filed with the Securities and Exchange Commission on March 13, 1998.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   P-COM, INC.

                                  (Registrant)



Date: April 30, 1999
                                   By:   /S/ GEORGE P. ROBERTS
                                   --------------------------------------
                                   George P. Roberts
                                   Chairman of the Board of Directors
                                   and Chief Executive Officer


Date: April 30, 1999
                                   By:   /S/ ROBERT E. COLLINS
                                   --------------------------------------
                                   Robert E. Collins
                                   Chief Financial Officer and Vice President
                                   Finance and Administration

EXHIBIT INDEX


 Exhibit

   No.
   ---

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

 27.1       Financial Data Schedule

(1) Previously filed as an exhibit to the Company's current Report on Form 8-K dated April 9, 1998 as filed with the Securities and Exchange Commission on March 28, 1998.

      (c) Reports on Form 8-K.

          Report on Form 8-K dated January 23, 1998, regarding the Company's earnings for the quarter and fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission on January 22, 1998.

          Report on Form 8-K dated March 16, 1998, regarding the Company's press release announcing the execution of a definite purchase agreement to acquire the assets of the Wireless Group of Cylink Corporation, as filed with the Securities and Exchange Commission on March 13, 1998.