Form 10-Q/A
period 1998-06-30
P COM INC
filed 1999-04-30
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   to   .

                        Commission File Number: 0-25356

                                _______________

                                  P-Com, Inc.
             (Exact name of Registrant as specified in its charter)

                                _______________

                   Delaware                                    77-0289371
       (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                     Identification No.)
3175 S. Winchester Boulevard, Campbell, California               95008
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

  This quarterly report on Form 10-Q/A consists of 36 pages of which this is page 1. The Exhibit Index appears on page 36.

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998 - RESTATEMENT OF
            FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION


  P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. The Company has adjusted the allocation of the purchase price related to the March 28, 1998 and April 1, 1998 acquisition of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The Company initially recorded a charge for purchased in-process research and development in March 1998 based upon an independent valuation of the assets acquired. In September 1998, subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which was filed in May 1998, the Securities and Exchange Commission raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development ("IPR&D"). Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters and adopted the application of the recent SEC guidance. As such, the Company has adjusted the purchase price related to the acquisition of the Cylink Wireless Group. This adjustment reduced the charge to operations for in-process technology from $33.9 million to $15.4 million and the created a higher recorded value of goodwill and other intangible assets. This amended filing contains related financial information and disclosures as of and for the three and six month periods ended June 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                  P-COM, INC.

                               TABLE OF CONTENTS

                                                                                                            Page
Part I.          Financial Information                                                                     Number
                 ---------------------                                                                    --------

Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets as of June 30, 1998
                 and December 31, 1997..................................................................         4

                 Condensed Consolidated Statements of Operations for the three
                 and six month periods ended June 30, 1998 and 1997.....................................         5

                 Condensed Consolidated Statements of Cash Flows for the
                 six month periods ended June 30, 1998 and 1997.........................................         6

                 Notes to Condensed Consolidated Financial Statements...................................         7

  Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................................        13

Part II.         Other Information
                 -----------------

  Item 1.        Legal Proceedings......................................................................        31

  Item 2.        Changes in Securities..................................................................        31

  Item 3.        Defaults Upon Senior Securities........................................................        31

  Item 4.        Submission of Matters to a Vote of Security Holders....................................        31

  Item 5.        Other Information......................................................................        31

  Item 6.        Exhibits and Reports on Form 8-K.......................................................        31

                 Signatures.............................................................................        33

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I
                                  P-COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 June 30,          December 31,
                                                                                   1998                1997
                                                                              ---------------     ---------------
ASSETS                                                                          (restated)
Current assets:
   Cash and cash equivalents                                                        $ 24,988            $ 88,145
   Accounts receivable, net                                                           79,422              70,883
   Notes receivable                                                                    1,370                 205
   Inventory                                                                          78,618              58,003
   Prepaid expenses and other current assets                                          19,517              12,329
                                                                              ---------------     ---------------
      Total current assets                                                           203,915             229,565

Property and equipment, net                                                           45,868              32,313
Deferred income taxes                                                                  6,950               1,697
Goodwill and other assets                                                             75,905              41,946
                                                                              ===============     ===============
                                                                                   $ 332,638           $ 305,521
                                                                              ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 27,570            $ 38,043
   Accrued employee benefits                                                           4,165               3,930
   Other accrued liabilities                                                           6,260               6,255
   Income taxes payable                                                                5,756               6,409
   Notes payable                                                                      38,693                 293
                                                                              ---------------     ---------------
      Total current liabiltities                                                      82,444              54,930
                                                                              ---------------     ---------------

Long-term debt                                                                       102,643             101,690
                                                                              ---------------     ---------------
Minority interest                                                                          -                 604
                                                                              ---------------     ---------------

Stockholders' equity:
   Preferred stock                                                                         -                   -
   Common Stock                                                                            4                   4
   Additional paid-in capital                                                        135,248             131,735
   Retained earnings                                                                  13,073              18,380
   Accumulated other comprehensive income                                               (774)             (1,822)
                                                                              ---------------     ---------------
      Total stockholders' equity                                                     147,551             148,297
                                                                              ---------------     ---------------
                                                                                   $ 332,638           $ 305,521
                                                                              ===============     ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                  1998              1997                 1998              1997
                                             ---------------   ---------------      ---------------   ---------------
                                               (restated)                             (restated)
Sales
   Product                                         $ 54,549          $ 46,961            $ 105,970          $ 85,554
   Service                                            8,910             8,097               16,126            13,731
                                             ---------------   ---------------      ---------------   ---------------
      Total Sales                                  $ 63,459          $ 55,058            $ 122,096          $ 99,285
                                             ---------------   ---------------      ---------------   ---------------
Cost of sales
   Product                                           32,788            27,938               61,635            51,079
   Service                                            5,952             4,437               10,617             8,748
                                             ---------------   ---------------      ---------------   ---------------
      Total cost of sales                            38,740            32,375               72,252            59,827
                                             ---------------   ---------------      ---------------   ---------------
   Gross profit                                      24,719            22,683               49,844            39,458
                                             ---------------   ---------------      ---------------   ---------------
Operating expenses:
   Research and development                          10,192             7,051               17,920            13,825
   Selling and marketing                              6,438             4,008               10,663             6,923
   General and administrative                         4,871             4,032                8,762             7,469
   Goodwill amortization                              2,094               565                2,792               911
   Acquired in-process research and
    development                                           -                 -               15,442                 -
                                             ---------------   ---------------      ---------------   ---------------
      Total operating expenses                       23,595            15,656               55,579            29,128
                                             ---------------   ---------------      ---------------   ---------------
Income (loss) from operations                         1,124             7,027               (5,735)           10,330
Interest expense                                     (1,833)             (712)              (3,599)           (1,008)
Interest income                                         346               240                1,228               620
Other income (expense)                                   45               372                   65               217
                                             ---------------   ---------------      ---------------   ---------------
Interest (loss) before income taxes                    (318)            6,927               (8,041)           10,159
Provision (benefit) for income taxes                   (108)            1,816               (2,734)            3,369
                                             ===============   ===============      ===============   ===============
Net income (loss)                                    $ (210)          $ 5,111             $ (5,307)          $ 6,790
                                             ===============   ===============      ===============   ===============

Net income (loss) per share:
   Basic                                             $ 0.00            $ 0.12              $ (0.12)           $ 0.16
                                             ===============   ===============      ===============   ===============
   Diluted                                           $ 0.00            $ 0.12              $ (0.12)           $ 0.16
                                             ===============   ===============      ===============   ===============

Shares used in per share computation:
   Basic                                             43,201            42,174               43,077            41,772
                                             ===============   ===============      ===============   ===============
   Diluted                                           44,253            43,771               43,077            43,504
                                             ===============   ===============      ===============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                       Six Months Ended June 30,
                                                                                       1998                1997
                                                                                  ---------------     ---------------
Cash flows from operating activities:                                               (restated)
   Net income (loss)                                                                    $ (5,307)            $ 6,790
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation                                                                         5,793               1,868
      Amortization of goodwill                                                             2,792                 913
      Change in minority interest                                                           (604)                 33
      Deferred income taxes                                                               (5,253)                 14
      Acquired in-process research and development                                        15,442                   -
      Change in assets and liabilities (net of acquisition balances):
         Accounts receivable                                                             (13,974)             (5,743)
         Notes receivable                                                                 (1,165)              1,814
         Inventory                                                                       (15,506)             (7,054)
         Prepaid expenses                                                                 (7,188)             (5,804)
         Goodwill and other assets                                                        (1,495)               (819)
         Accounts payable                                                                (11,828)             (5,223)
         Accrued employee benefits                                                           235               1,278
         Other accrued liabilities                                                             5              (3,096)
         Income taxes payable                                                               (653)              1,731
                                                                                  ---------------     ---------------
            Net cash used in operating activities                                        (38,706)            (13,298)
                                                                                  ---------------     ---------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                 (18,887)             (3,226)
   Acquisitions, net of cash acquired                                                    (49,478)            (10,855)
                                                                                  ---------------     ---------------
            Net cash used in investing activities                                        (68,365)            (14,081)
                                                                                  ---------------     ---------------

Cash flows from financing activities:
   Proceeds from notes payable                                                            39,353               4,562
   Proceeds from stock issuances, net of expenses                                          3,513               1,720
                                                                                  ---------------     ---------------
            Net cash provided by financing activities                                     42,866               6,282
                                                                                  ---------------     ---------------

Effect of exchange rate changes on cash                                                    1,048                (550)
                                                                                  ---------------     ---------------

Net decrease in cash and cash equivalents                                                (63,157)            (21,647)

Cash and cash equivalents at the beginning of the period                                  88,145              42,226
                                                                                  ---------------     ---------------

Cash and cash equivalents at the end of the period                                      $ 24,988            $ 20,579
                                                                                  ===============     ===============

Supplemental cash flow disclosures:
   Cash paid for income taxes                                                            $ 1,902             $ 1,510
                                                                                  ===============     ===============
   Cash paid for interest                                                                $ 3,839               $ 459
                                                                                  ===============     ===============
   Stock issued in connection with the acquisition of CSM and ACS                            $ -            $ 14,500
                                                                                  ===============     ===============
   Promissory note issued in connection with the acquisition of Cylink,
    net of amount withheld                                                               $ 9,682                 $ -
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

   The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three and six month periods then ended have been restated to reflect a change in the original accounting for the purchase price allocation related to the March 31, 1998 and April 1, 1998 acquisition of the Cylink Wireless Group (see Note 4). After consideration of recent guidance from the Securities and Exchange Commission (the "SEC"), the Company has revised the original accounting for the purchase price allocation and the related amortization of goodwill and other intangible assets. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters. This resulted in a reduction in the amount of the charge for in-process research and development ("IPR&D") from $33.9 million to $15.4 million, a decrease of $18.5 million ($12.2 million net of applicable income taxes) and an increase in the amounts allocated to deferred income taxes, and goodwill and other intangible assets, resulting in an increase in their balances as of June 30, 1998, from $12.9 million and $58.3 million, respectively, to $7.7 million and $75.9 million, respectively. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30,1998 is as follows (in thousands except per share amounts, unaudited):

                                                                  Three months ended              Six months ended
                                                                    June 30, 1998                   June 30, 1998
Statements of Operations:                                       As reported     Restated        As reported    Restated
                                                                -----------     --------        -----------    --------
Goodwill amortization                                             $   1,187     $   2,028        $   1,818     $  2,659
Acquired in-process research and development expenses             $       -     $       -        $  33,856     $ 15,442
Income (loss) from operations                                     $   1,965     $   1,124        $ (23,308)    $ (5,735)
Net income (loss)                                                 $     523     $    (210)       $ (25,614)    $ (5,307)
Net loss per share
     Basic and diluted                                            $    0.01     $       -        $   (0.39)    $  (0.12)

                                                                       June 30, 1998
Balance Sheets:                                                  As reported     Restated
                                                                 -----------     --------
Deferred income taxes                                             $  12,927     $   6,950
Goodwill and other assets                                         $  58,332     $  75,905
Total assets                                                      $ 321,042     $ 332,638
Retained earnings                                                 $   1,477     $  13,073
Total stockholders' equity                                        $ 135,955     $ 147,551

2.  NET INCOME (LOSS) PER SHARE
  Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands except per share data):

                                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                                        1998           1997               1998          1997
                                                                     ------------  -------------      -------------  ------------
                                                                     (restated)                        (restated)

Numerator - net income(loss)                                         $      (210)  $      5,111       $     (5,307)  $     6,790
                                                                     ============  =============      =============  ============

Denominator for basic income (loss) per common share                      43,201         42,174             43,077        41,772
Effect of dilutive securities:
   Stock options                                                           1,052          1,597                  -         1,732
                                                                     ------------  -------------      -------------  ------------

Denominator for diluted net income (loss) per common share                44,253         43,771             43,077        43,504
                                                                     ============  =============      =============  ============

Income (loss) per share:
   Basic                                                             $         -   $       0.12       $      (0.12)  $      0.16
                                                                     ============  =============      =============  ============
   Diluted                                                           $         -   $       0.12       $      (0.12)  $      0.16
                                                                     ============  =============      =============  ============

  For purpose of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. For the three and six-months ended June 30, 1998, options to purchase approximately 2,257,624 and 2,669,314 shares of Common Stock, respectively, were excluded from computation. For the three and six-months ended June 30, 1998, the assumed conversion of Convertible Subordinated Notes into 3,641,661 shares of Common Stock was not included in the computation of diluted earnings per share because the effect would be antidilutive.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive net income (loss) was as follows (in thousands):

                                                       Three Months Ended                      Six Months Ended
                                                            June 30,                               June 30,
                                                     1998                1997                1998               1997
                                                -------------       --------------      -------------       -------------
                                                  (restated)                              (restated)

     Net income (loss)                          $        (210)      $        5,111      $      (5,307)      $       6,790
     Other comprehensive income                         1,231                1,623              1,048               1,346
                                                -------------       --------------      -------------       -------------
     Total comprehensive income (loss)          $       1,021       $        6,734      $      (4,259)      $       8,136
                                                =============       ==============      =============       =============

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

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending December 31, 1999. Adoption of SOP 98-1 is not expected to have material impact on the Company's financial position or results of operations.

  In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company has expensed these costs historically; therefore, the adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS 133. The Company is currently evaluating the impact of SFAS 133 on its financial position and results of operations.

4.  ACQUISITIONS

  On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of Cylink Wireless Group for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998.

  The Company accounted for this acquisition as a purchase business combination. The results of the Cylink Wireless Group have been included since the date of acquisition and were not material to the Company's results of operations for the three month period ended March 31, 1998.

  The total purchase price of the acquisition was as follows (in thousands):


          Cash Payment                              $ 46,000
          Short-term promissory note                  14,500
          Amount of note withheld                     (4,818)
          Expenses                                     2,483
                                                    --------
                      Total                         $ 58,165
                                                    ========

  The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development ("IPR&D") as discussed below, and as previously reported, was as follows (in thousands):

                                           (As reported)          (Restated)
                                         ------------------     --------------

 Accounts receivable, net                      $      4,247       $      4,247
 Inventory                                            5,109              5,109
 Property and equipment, net                            461                461
 Current liabilities assumed                         (1,355)            (1,355)
 Intangible assets:                                  15,847
  Goodwill                                                -             23,482
  In-process research and development                33,856             15,442
  Developed technology                                    -              6,291
  Acquired workforce                                      -              1,781
  Core technology                                         -              2,707
                                               ------------       ------------
       Total                                   $     58,165       $     58,165
                                               ============       ============

  The following unaudited pro forma information combines the historical sales and net income (loss) and net income (loss) per share of P-Com and the Cylink Wireless Group for the six months ended June 30, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include amortization of goodwill and other intangible assets related to the Cylink Wireless Group acquisition, as restated for the revision of the amount of purchase price allocated to IPR&D as discussed below, and as previously reported. (In thousands, except per share data)

                                            Six Months Ended                               Twelve Months Ended
                                              June 30, 1998                                 December 31, 1997
                             ----------------------------------------------    ---------------------------------------------
                                               (restated)                                       (restated)
                                P-Com         Cylink (1)        Pro Forma          P-Com        Cylink (1)        Pro Forma
                             ----------      ------------    --------------    --------------   ------------  --------------
Sales                         $122,096         $  4,508         $ 126,604        $220,702        $ 27,957          $248,659
Net income (loss)               (5,307)          (4,706)          (10,013)         18,891          (3,443)           15,448
Net income (loss) per share:
  Basic                          (0.12)           (0.11)            (0.23)           0.45           (0.08)             0.37
  Diluted                        (0.12)           (0.11)            (0.23)           0.43           (0.08)             0.35

-------------
  (1) All Cylink Corporation financial information presented in this table has been amended to reflect certain adjustments made by Cylink Corporation. In November 1998, Cylink Corporation publicly announced that it and its independent accountants had initiated a review of revenue recognition practices, which resulted in a restatement of previously issued first quarter 1998 results, as well as annual 1997 results.

  After consideration of recent guidance from the SEC, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Access Group, which included decreasing the IPR&D charge from $33.9 million as originally reported in the Company's Quarterly Report on Form 10-Q for its quarter ended

March 31, 1998 to $15.4 million. The result of this restatement is a lesser charge to operations for IPR&D and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

   IPR&D had no alternative future use at the date of acquisition and technological feasibility had not been established.

   Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology of $6.3 million will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce, $1.8 million will be amortized on a straight-line basis over three years, and the remaining identified intangible assets, including core technology of $2.7 million and goodwill of $23.5 million will be amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of the Cylink Wireless Group was $1.2 million during the quarter ended June 30, 1998.

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

6. INVENTORY

   Inventory consists of the following (in thousands):

                                           June 30,      December 31,
                                             1998            1997
                                         (unaudited)
                                       -------------     ------------
           Raw materials                     $12,374          $ 9,695
           Work-in-process                    40,559           32,472
           Finished goods                     25,685           15,836
                                             -------          -------
                                             $78,618          $58,003
                                             =======          =======

7. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                  June 30,        December 31,
                                                   1998              1997
                                                (unaudited)
                                              -------------     -------------
           Tooling and test equipment             $  39,726         $  31,603
           Computer equipment                         7,252             4,950
           Furniture and fixtures                     6,895             4,979
           Land and buildings                         1,403             1,389
           Construction-in-process                   10,287             3,294
                                              -------------     -------------
                                                     65,563            46,215
           Less - accumulated depreciation
              and amortization                      (19,695)          (13,902)
                                              -------------     -------------
                                                  $  45,868         $  32,313
                                              =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  On March 28, 1998 the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The acquisition was accounted for as a purchase business combination in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

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

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce will be amortized on a straight-line basis over three years, and the remaining identified intangibles, including goodwill and core technology will be amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of the Cylink Wireless Group was $1.2 million during the quarter ended June 30, 1998.

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

  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1997 Annual Report on Form 10-K/A, Quarterly Report on Form 10-Q/A for the period ended March 31, 1998 and other documents filed by the Company with the Securities and Exchange Commission.

                                               Three Months Ended            Six Months Ended
                                                    June 30,                      June 30,
                                               1998           1997           1998           1997
                                            ------------   -----------    -----------    -----------
                                            (restated)                    (restated)
Sales                                            100.0%        100.0%         100.0%         100.0%
Cost of sales                                      61.0          58.8           59.2           60.3
                                            ------------   -----------    -----------    -----------
Gross profit                                       39.0          41.2           40.8           39.7
                                            ------------   -----------    -----------    -----------
Operating expenses:
   Research and development                        16.1          12.8           14.7           13.9
   Selling and marketing                           10.1           7.3            8.7            7.0
   General and administrative                       7.8           7.3            7.3            7.5
   Goodwill amortization                            3.2           1.0            2.2            0.9
   Acquired in-process
    research and development                          -             -           12.6              -
                                            ------------   -----------    -----------    -----------
Total operating expenses                           37.2          28.4           45.5           29.3
                                            ------------   -----------    -----------    -----------
Income (loss) from operations                       1.8          12.8           (4.7)          10.4
                                            ------------   -----------    -----------    -----------
                                            ------------   -----------    -----------    -----------
Interest and other income (expense), net           (2.3)         (0.2)          (1.9)          (0.2)
                                            ------------   -----------    -----------    -----------
Income (loss) before income taxes                  (0.5)         12.6           (6.6)          10.2
Provision (benefit) for income taxes               (1.7)          3.3           (2.2)           3.4
                                            ------------   -----------    -----------    -----------
Net income (loss)                                 (3.3%)         9.3%          (4.4%)          6.8%
                                            ============   ===========    ===========    ===========

Results of Operations for the Three and Six Months Ended June 30, 1998 and 1997

  Sales. Sales for the three months ended June 30, 1998 and 1997 were approximately $63.5 million and $55.1 million, respectively, an increase of 15.1%. Sales for the six months ended June 30, 1998 and 1997 were approximately $122.1 million and $99.3 million, respectively, an increase of 23.0%. The sales increase for the three and six month periods in 1998 as compared to the same periods in 1997 was due to increased sales from existing customers and sales from acquired companies. Sales to new customers in the first and second quarter of 1998 (excluding companies recently acquired) were less than 10% of total sales. The Company recently acquired three companies, including the assets of the Cylink Wireless Group, which were acquired on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group in the second quarter of 1998 were approximately $8.7 million. RT Masts and Telematics were acquired on November 27, 1997 and accounted for as poolings-of-interest. Under the pooling-of-interest method of accounting, prior period financial statements are restated to present the results of the combined companies as if they had been combined since inception. Sales for RT Masts in the second quarter of 1998 and 1997 were approximately $5.3 million and $2.6 million, respectively. Sales for Telematics in the second quarter of 1998 and 1997 were approximately $3.0 million and $2.2 million, respectively. For the six months ended June 30, 1998, five customers accounted for 55.1% of the sales of the Company. For the six months ended June 30, 1997, seven customers accounted for 54.1% of the sales of the Company.

  Product sales for the three months ended June 30, 1998 were approximately $54.5 million or 86% of total sales, and service sales were approximately $8.9 million or 14% of total sales. Product sales for the six months ended June 30, 1998 were approximately $106.0 million or 87% of total sales, and service sales were approximately $16.1 million or 13% of total sales. Product sales for the three months ended June 30, 1997 were approximately $47.0 million or 85% of total sales, and service sales were approximately $8.1 million or 15% of total sales. Product sales for the six months ended June 30, 1997 were approximately $85.6 million or 86% of total sales, and service sales were approximately $13.7 million or 14% of total sales.

  Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended June 30, 1998, the Company generated approximately $14.9 million or 23% of its sales in the US and approximately $48.5 or 77% internationally. For the six months ended June 30, 1998, the Company generated approximately $24.8 million or 20% of its sales in the U.S. and approximately $97.3 million or 80% internationally.

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

  Research and Development. For the three months ended June 30, 1998 and 1997, research and development expenses were approximately $10.2 million and $7.1 million, respectively. The increase in research and development expenses during the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to increased staffing. As a percentage of sales, research and development expenses increased from 12.8% in the three months ended June 30, 1997 to 16.1% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development including point-to-multipoint development and also due to slower growth in sales relative to R&D.

  Research and development expenses for the six months ended June 30, 1998 and 1997 were approximately $17.9 million and $13.8 million, respectively. The increase in research and development during the six months ended June 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing. As a percentage of sales, research and development expenses increased from 13.9% in the six months ended June 30, 1997 to 14.7% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development and, also due to slower growth in sales relative to R&D. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

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

  General and Administrative. For the three months ended June 30, 1998 and 1997, general and administrative expenses were $4.9 million and $4.0 million, respectively. The increase was principally due to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses increased from 7.3% in the three months ended June 30, 1997 to 7.8% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales during the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to the costs relating to the expansion of the Company's operations.

  General and administrative expenses for the six months ended June 30, 1998 and 1997 were approximately $8.8 million and $7.5 million, respectively. This increase was due primarily to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and adminsitrative expenses decreased from 7.5% in the six months ended June 30, 1997 to 7.3% in the corresponding period in 1998. This decrease in general and administrative expenses as a percentage of sales during the six months ended June 30, 1998 as compared to the corresponding period in 1997 was primarily due to a higher level of sales. The Company expects that general and administrative expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

  Goodwill Amortization. Goodwill amortization consists of the charge to income that results from the allocation over the estimated useful life of the component of the cost of the Company's acquisitions accounted for by the purchase method which is greater than the fair value of the net assets acquired. For the three months ended June 30, 1998 and 1997, goodwill amortization was $2.1 million and $0.6 million, respectively. The increase in goodwill amortization in the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to the acquisition of the Cylink Wireless Group March 1998.

  Goodwill amortization for the six months ended June 30, 1998 and 1997 was $2.8 million and $0.9 million, respectively. The increase in goodwill amortization in the six months ended June 30, 1998 as compared to the corresponding period in 1997 was due to the acquisitions using the purchase method of accounting, for Technosystem S.p.A. ("Technosystem") a Rome, Italy-based company, Columbia Spectrum Management LP ("CSM") a Vienna, Virginia-based company, and the Cylink Wireless Group in February 1997, March 1997, and March and April 1998, respectively.

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

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows. In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point-to-multipoint product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products acquired from the Cylink Wireless Group, consisting of a Voice Extender, Data Metro II, and RLL Encoding products. At the time of acquisition, these projects were estimated to be 40%, 80%, and 50% complete, respectively. The Company expects to begin to benefit from these projects in 1999. If none of these projects are successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased IPR&D in 1999. At the time of acquisition, technological feasibility had not been established and no alternative future uses existed.

  Interest and Other Income (Expense). The Company incurred interest expense of $1.8 million and $3.6 million during the three-month and six-month periods ended June 30, 1998, respectively, as compared to $0.7 million and $1.0 million during the corresponding period in 1997.

For the second quarter of 1998, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's Convertible Subordinated Promissory Notes ("Notes") due 2002, and finance charges related to the Company's receivables purchase agreements. For the second quarter of 1997, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit.

  The Company generated interest income of $0.3 million and $1.2 million during the three-month and six-month periods ended June 30, 1998 as compared to $0.2 million and $0.6 million during the corresponding period in 1997.

  Interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts.

  Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries and trade discounts taken. Other income and expenses were not material in the first and second quarters of 1998. In the second quarter of 1997, the Company recorded other income and expenses of $0.4 million, and for the six-month period ended June 30, 1998 the Company recorded other income net of other expenses of $0.2 million.

Liquidity and Capital Resources

  The Company used approximately $38.7 million in operating activities during the six months ended June 30, 1998, primarily due to an increase in inventory, prepaid expenses, and other assets of $14.0 million, $15.5 million, $7.2 million, and $1.5 million, respectively, and a decrease in accounts payable of $11.8 million and deferred income taxes of $5.3 million. These uses of cash were partially offset by net income (excluding non-cash charges for acquired in-process research and development expense of $15.4 million) of $10.1 million, and depreciation and amortization expense of $5.8 million and $2.8 million, respectively.

  On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Group, for $46.0 million in cash and $14.5 million in a short term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one-time research and development charge of approximately $15.4 million in the first quarter of 1998. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the net accounts receivable balance of $4.2 million on April 1, 1998. The consideration for these accounts receivable was included in the total purchase price of $58.2 million in cash and debt mentioned above.

  The Company used approximately $68.4 million in investing activities during the six months ended June 30, 1998 consisting of approximately $49.5 million for acquisitions, including the assets of the Cylink Wireless Group, and $18.9 million to acquire capital equipment.

  The Company generated approximately $42.9 million in its financing activities during the six months ended June 30, 1998. The Company received approximately $39.4 million from borrowings under its bank line of credit and under other banking relationships, principally with the Company's subsidiaries in Italy, and approximately $3.5 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

  At June 30, 1998 and December 31, 1997, net accounts receivable were approximately $79.4 million and $70.9 million, respectively. The Company has established a receivables purchase agreement that allows the Company to sell up to $25 million in accounts receivable. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At June 30, 1998 and December 31, 1997, inventory was approximately $78.6 million and $58.0 million, respectively. Of the $20.6 million increase that occurred in the six months ended June 30, 1998, $5.1 million was due to the acquisition of inventory from the Cylink Wireless Group acquisition.

  At June 30, 1998, the Company had working capital of approximately $121.5 million, compared to $174.6 million at December 31, 1997. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will subject the Company to increased risks that have and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

  The Company's principal sources of liquidity as of June 30, 1998 consisted of approximately $25.0 million of cash and cash equivalents. In addition, the Company entered into a new revolving line of credit agreement on May 15, 1998 that provides for borrowings of up to $50.0 million. As of June 30, 1998, the Company had been advanced $31 million under such line. The maturity date of the line of credit is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of June 30, 1998

  At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for its newly acquired entities including Geritel S.p.A. ("Geritel"), Atlantic Communication Sciences, Inc. ("ACS"), Technosystem, Control Resources Corporation ("CRC"), Columbia Spectrum Management LP ("CSM") and Cylink Wireless Group, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, anticipated cash flow from operations, if any, and funds available from the Company's bank line-of-credit will be adequate to fund its ordinary operations for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations or for acquisitions. For a discussion of risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results--Future Capital Requirements" and "Acquisitions".

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

Certain Factors Affecting Operating Results

  Limited Operating History

  P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the second quarter of fiscal 1998, the Company generated a cumulative net profit of approximately $13.1 million. The decrease in cumulative net profit from 1997 to the second quarter of 1998 was due to the one time in-process research and development charge of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. From October 1993 through June 30, 1998, the Company generated sales of approximately $577.0 million, of which $342.8 million, or 59.4% of such amount, was generated in the year ended December 31, 1997 and the first half of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first half of 1998, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. In fact, during the second quarter of 1998, the company experienced of its lowest rate of sequential sales growth since it became a public company. In the recent quarters, the Company has been experiencing higher than normal price declines. The declines in prices have a downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

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

   In connection with its efforts to ramp-up production of products and services, the Company expects to continue to make substantial capital investments in equipment and inventory, recruit and train additional personnel and possibly invest in additional manufacturing facilities. The Company anticipates that these expenditures will be made in advance of, and in anticipation of, increased sales and, therefore, that its gross margins will be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and that each cost category may increase as a percentage of revenues from time-to-time on a periodic basis. In addition, as the Company's customers increasingly require shipment of products at the time of ordering, the Company must forecast demand for each quarter and build up inventory accordingly. Such increases in inventory could materially adversely affect the Company's operations, if such inventory were not utilized or becomes obsolete. In the second quarter of 1998, the Company wrote off $1.4 million of inventory.

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

   As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. In July 1998, the Company acquired Cemetel S.p.A., and Italian Limited Liability Company engaged in the supply of engineering services to wireless telecommunication providers in Italy, for an aggregate consideration of approximately $2.9 million. The Company is currently pursuing numerous acquisitions; however no material acquisition is currently the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, pay for acquisitions, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company, or the stand alone acquired company, or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, as was the case with Cylink Wireless Group, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, as was the case with Cylink Wireless Group, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

   Substantial Leverage

   In connection with the private placement of Notes due 2002 in November 1997, the Company incurred $100 million of indebtedness. As a result, the Company's total indebtedness including current liabilities, and stockholders' equity, as of June 30, 1998, was approximately $185.1 million and approximately $147.6 million, respectively. The Company recently borrowed $30 million under a new bank line of credit. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

       10.16(1)  1995 Stock Option/Stock Issuance Plan, as amended.

       10.17(1)  Employee Stock Purchase Plan, as amended.

       10.31(2) Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association as Syndication Agent and the Lenders party hereto dated as of May 15, 1998.

       10.32(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

       10.33(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

       10.34(2)  Subsidiary Guarantee dated as of May 15, 1998.

       10.35* Joint Development and License Agreement between Siemens Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

       10.36(2)  International Employee Stock Purchase Plan.

       27.1      Financial Data Schedule.

       *Confidential treatment requested as to certain portion of this exhibit.

       (1) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 24, 1998.

       (2) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

  (b)  Reports on Form 8-K.

       Report on Form 8-K dated March 28, 1998 regarding the purchase of the assets of the Wireless Group of Cylink Corporation, as filed with the Securities and Exchange Commission on April 9, 1998.

       Amendment filed on April 17, 1998 to Report on Form 8-K dated March 28, 1998 regarding the purchase of the assets of the Wireless Group of Cylink Corporation, as filed with the Securities and Exchange Commission on April 17, 1998.

       Report on Form 8-K dated April 16, 1998 regarding the Company's press release announcing its earnings for the quarter ended March 31, 1998 as filed with the Securities and Exchange Commission on April 17, 1998.

       Amendment No. 2 to Report on Form 8-K dated on April 9, 1998 regarding the purchase of the assets of the Wireless Group of Cylink Corporation, as filed with the Securities and Exchange Commission on June 12, 1998.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  P-COM, INC.

                                  (Registrant)


Date: April 30, 1999
                                  By: /s/  George P. Roberts
                                      ----------------------
                                      George P. Roberts
                                      Chairman of the Board of Directors
                                      and Chief Executive Officer


Date: April 30, 1999
                                  By: /s/ Robert E. Collins
                                      ---------------------
                                      Robert E. Collins
                                      Chief Financial Officer and Vice President
                                      Finance and Administration

EXHIBIT INDEX

   Exhibit No.
   -----------

       10.16(1)  1995 Stock Option/Stock Issuance Plan, as amended.

       10.17(1)  Employee Stock Purchase Plan, as amended.

       10.31(2) Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association as Syndication Agent and the Lenders party hereto dated as of May 15, 1998.

       10.32(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

       10.33(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

       10.34(2)  Subsidiary Guarantee dated as of May 15, 1998.

       10.35* Joint Development and License Agreement between Siemens Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

       10.36(2)  International Employee Stock Purchase Plan.

       27.1      Financial Data Schedule.

       *Confidential treatment requested as to certain portion of this exhibit.

       (1) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 24, 1998.

       (2) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.