Form 10-Q/A
period 1998-09-30
P COM INC
filed 1999-04-30
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                _______________

                                  FORM 10-Q/A


(Mark One)


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998.

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

  This quarterly report on Form 10-Q/A consists of 38 pages of which this is page 1. The Exhibit Index appears on page 38.

     AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998 - RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

  P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. The Company has adjusted the allocation of the purchase price related to the March 28, 1998 and April 1, 1998 acquisition of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The Company initially recorded a charge for purchased in-process research and development in March 1998 based upon an independent valuation of the assets acquired. In September 1998, subsequent to the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which was filed in May 1998, the Securities and Exchange Commission raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development ("IPR&D"). Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters and adopted the application of the recent SEC guidance. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. This adjustment reduced the charge to operations for IPR&D from $33.9 million to $15.4 million and created a higher recorded value of goodwill and other intangible assets. This amended filing contains related financial information and disclosures as of and for the three and nine month periods ended September 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                  P-COM, INC.

                               TABLE OF CONTENTS


                                                                                             Page
PART I.          Financial Information                                                      Number
                 ---------------------                                                      ------
 Item 1          Consolidated Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets as of September 30, 1998 and
                 December 31, 1997......................................................      4

                 Condensed Consolidated Statements of Operations for the three and
                 nine month periods ended September 30, 1998 and 1997...................      5

                 Condensed Consolidated Statements of Cash Flows for the nine month
                 periods ended September 30, 1998 and 1997..............................      6

                 Notes to Condensed Consolidated Financial Statements...................      7

 Item 2          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................      14

PART II.         Other Information
                 -----------------

 Item 1          Legal Proceedings......................................................      35

 Item 2          Changes in Securities..................................................      35

 Item 3          Defaults Upon Senior Securities........................................      35

 Item 4          Submission of Matters to a Vote of Security Holders....................      35

 Item 5          Other Information......................................................      35

 Item 6          Exhibits and Reports on Form 8-K.......................................      35

Signatures..............................................................................      37

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I

                                        P-COM, INC.

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands)

                                                            September 30,     December 31,
                                                                1998             1997
                                                            -------------     ------------
                                                              (restated)
ASSETS
Current assets:
        Cash and cash equivalents                            $  23,600        $  88,145
        Accounts receivable, net                                49,906           70,883
        Notes receivable                                           426              205
        Inventory                                               83,227           58,003
        Prepaid expenses and other current assets               16,917           12,329
                                                              --------         --------
               Total current assets                            174,076          229,565

Property and equipment, net                                     47,319           32,313
Deferred income taxes                                           15,526            1,697
Goodwill and other assets                                       70,493           41,946
                                                              --------         --------
                                                              $307,414         $305,521
                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                      $ 32,879         $ 38,043
        Accrued employee benefits                                2,983            3,930
        Other accrued liabilities                               10,723            6,255
        Income taxes payable                                     4,140            6,409
        Notes payable                                           45,967              293
                                                              --------         --------
               Total current liabilities                        96,692           54,930
                                                              --------         --------

Long-term debt                                                 104,922          101,690
                                                              --------         --------

Minority interest                                                   --              604
                                                              --------         --------

Stockholders' equity:
        Preferred Stock                                             --               --
        Common Stock                                                 4                4
        Additional paid-in capital                             136,174          131,735
        Retained earnings                                      (27,623)          18,380
        Accumulated other comprehensive income                  (2,755)          (1,822)
                                                              --------         --------
               Total stockholders' equity                     $105,800         $148,297
                                                              --------         --------
                                                              $307,414         $305,521
                                                              ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)


                                                         Three Months Ended                          Nine Months Ended
                                                           September 30,                               September 30,
                                                      1998               1997                      1998                1997
                                                  --------------    --------------            --------------     --------------
                                                    (restated)                                  (restated)
Sales
 Product                                            $ 20,366          $ 50,417                    $126,336           $135,971
 Service                                               9,874             6,774                      26,000             20,505
                                                    --------          --------                    --------           --------
   Total sales                                        30,240            57,191                     152,336            156,476
                                                    --------          --------                    --------           --------
Cost of sales
 Product                                            $ 32,581          $ 28,752                    $ 94,216           $ 79,831
 Service                                               9,120             4,322                      19,737             13,070
                                                    --------          --------                    --------           --------
   Total cost of sales                                41,701            33,074                     113,953             92,901
                                                    --------          --------                    --------           --------
 Gross profit (loss)                                 (11,461)           24,117                      38,383             63,575
                                                    --------          --------                    --------           --------
Operating expenses:
 Research and development                             12,005             7,081                      29,925             20,906
 Selling and marketing                                 6,288             4,070                      16,951             10,993
 General and administrative                           10,771             4,689                      19,541             12,158
 Goodwill amortization                                 1,946               614                       4,738              1,525
 Restructuring charge                                  4,332                --                       4,332                 --
 Acquired in-process research and development             --                --                      15,442                 --
                                                    --------          --------                    --------           --------
 Total operating expenses                             35,350            16,454                      90,929             45,582
                                                    --------          --------                    --------           --------
 Income (loss) from operations                       (46,811)            7,663                     (52,546)            17,993
 Interest expense                                     (2,194)             (246)                     (5,793)            (1,254)

 Interest income                                         185               243                       1,413                863
 Other income (expense)                                 (643)              (96)                       (578)               121
                                                    --------           -------                    --------           --------
 Income (loss) before income taxes                   (49,463)            7,564                     (57,504)            17,723
 Provision (benefit) for income taxes                 (8,767)            3,528                     (11,501)             6,897
                                                    --------          --------                    --------           --------
 Net income (loss)                                  $(40,696)         $  4,036                    $(46,003)          $ 10,826
                                                    ========          ========                    ========           ========
 Net income (loss) per share:
  Basic                                             $  (0.94)         $   0.10                    $  (1.06)          $   0.26
                                                    ========          ========                    ========           ========
  Diluted                                           $  (0.94)         $   0.09                    $  (1.06)          $   0.25
                                                    ========          ========                    ========           ========
 Shares used in per share computation:
  Basic                                               43,459            42,435                      43,204             41,993
                                                    ========          ========                    ========           ========
  Diluted                                             43,459            44,604                      43,204             43,871
                                                    ========          ========                    ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,

                                                                                        1998                        1997
                                                                                     ---------                    --------
                                                                                     (restated)
Cash flows from operating activities:
Net income (loss)                                                                   $ (46,003)                   $  10,826
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
 Depreciation                                                                           8,541                        3,240
 Amortization of goodwill                                                               4,738                        1,527
 Change in minority interest                                                             (604)                          34
 Deferred income taxes                                                                (13,829)                          14
 Acquired in-process research and development expenses                                 15,442                           --

 Change in assets and liabilities (net of acquisition balances):
   Accounts receivable                                                                 25,224                      (15,300)
   Notes receivable                                                                      (221)                       1,811
   Inventory                                                                          (20,115)                     (14,890)
   Prepaid expenses                                                                    (4,588)                      (2,388)
   Goodwill and other assets                                                             (847)                      (1,010)
   Accounts payable                                                                      (633)                      (6,099)
   Accrued employee benefits                                                             (947)                         929
   Other accrued liabilities                                                            4,015                       (2,767)
   Income taxes payable                                                                (2,269)                       3,460
                                                                                    ---------                    ---------
   Net cash used in operating activities                                              (32,096)                     (20,613)
                                                                                    ---------                    ---------
Cash flows from investing activities:
  Acquisition of property and equipment                                               (23,427)                      (6,487)
  Acquisitions, net of cash acquired                                                  (61,742)                     (10,855)
                                                                                    ---------                    ---------
   Net cash used in investing activities                                              (85,169)                     (17,342)
                                                                                    ---------                    ---------
Cash flows from financing activities:
 Proceeds from notes payable                                                           47,715                        4,431
 Proceeds from stock issuances, net of expenses                                         4,439                        3,886
 Proceeds from sale leaseback transaction                                               1,557                           --
 Payment of sale leaseback obligation                                                     (58)                          --
                                                                                    ---------                    ---------
   Net cash provided by financing activities                                           53,563                        8,317
                                                                                    ---------                    ---------
Effect of exchange rate changes on cash                                                  (933)                        (576)
                                                                                    ---------                    ---------
Net decrease in cash and cash equivalents                                             (64,545)                     (30,214)
Cash and cash equivalents at the beginning of the period                               88,145                       42,226
                                                                                    ---------                    ---------
Cash and cash equivalents at the end of the period                                  $  23,600                    $  12,012
                                                                                    =========                    =========
Supplemental cash flow disclosures:
   Cash paid for income taxes                                                       $   1,922                    $   2,288
                                                                                    =========                    =========
   Cash paid for interest                                                           $   5,306                    $     501
                                                                                    =========                    =========
   Stock issued in connection with the acquisition of CSM and ACS                   $      --                    $  14,500
                                                                                    =========                    =========
   Promissory Note issued in connection with the acquisition of Cylink,
     net of amount withheld                                                         $   9,682                    $      --
                                                                                    =========                    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 1998, and the results of its operations and its cash flows for the nine months ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the Company's audited 1997 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K/A (File No. 0-25356). Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1998.

  This Quarterly Report on Form 10-Q/A may contain forward-looking statements that may involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q/A.

  The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three and nine month periods then ended have been restated to reflect a change in the original accounting for the purchase price allocation related to the March 31, 1998 and April 1, 1998 acquisition of the Cylink Wireless Group (see Note 4). After consideration of recent guidance from the Securities and Exchange Commission (the "SEC"), the Company has revised the original accounting for the purchase price allocation and the related amortization of goodwill and other intangible assets. Although the Company believes that its original accounting treatment, based on an independent appraisal, was in accordance with generally accepted accounting principles, it has accepted the SEC's view with respect to these matters. This resulted in a reduction in the amount of the charge for in-process research and development ("IPR&D") from $33.9 million to $15.4 million, a decrease of $18.5 million ($12.2 million net of applicable income taxes), and an increase in the amounts allocated to deferred income taxes, and goodwill and other intangible assets, resulting in an increase in their balances as of March 31, 1998 from $19.2 million and $53.8 million, respectively, to $15.5 million and $70.5 million, respectively. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows (in thousands except per share amounts, unaudited):


                                                                                The months ended              Nine months ended
                                                                               September 30, 1998             September 30, 1998
Statement of Operations:                                                    As reported     Restated       As reported    Restated
                                                                            -----------     ---------      -----------    ---------

Goodwill amortization                                                       $   1,109        $   1,950       $   2,927    $   4,609
Acquired in-process research and development expenses                       $       -        $       -       $  33,856    $  15,442
Loss from operations                                                        $ (45,970)       $ (46,811)      $ (69,278)   $ (52,546)

New income (loss)                                                           $ (42,122)       $ (40,696)      $ (59,025)   $ (46,003)

Net loss per share
   Basic and diluted                                                        $   (0.97)       $    (.94)      $   (1.37)   $   (1.06)


                                                                                September 30, 1998
Balance Sheets:                                                             As reported     Restated
                                                                            -----------     --------

Deferred income taxes                                                       $  19,236        $  15,526
Goodwill and other assets                                                   $  53,761        $  70,493
Total assets                                                                $ 294,392        $ 307,414
Retained earnings                                                           $ (40,645)       $ (27,623)
Total stockholders' equity                                                  $  92,778        $ 105,800

2. NET INCOME (LOSS) PER SHARE

  Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented below (unaudited; in thousands, except per share data):


                                                                 Three Months Ended                   Nine Months Ended
                                                                   September 30,                        September 30,
                                                               1998            1997                 1998              1997
                                                             --------        --------             --------          --------
                                                            (restated)                           (restated)

Numerator - net income (loss)                              $ (40,696)     $   4,036             $ (46,003)          $  10,826
                                                           =========      =========             =========           =========
Denominator for basic net income (loss)
 per common share                                             43,459         42,435                43,204              41,993
Effect of dilutive securities:
 Stock options                                                    --          2,169                    --               1,878
                                                           ---------      ---------             ---------           ---------
Denominator for diluted net income (loss) per
 common share                                                 43,459         44,604                43,204              43,871
                                                           =========      =========             =========           =========
Net income (loss) per share:

 Basic                                                     $   (0.94)     $    0.10             $   (1.06)          $    0.26
                                                           =========      =========             =========           =========
 Diluted                                                   $   (0.94)     $    0.09             $   (1.06)          $    0.25
                                                           =========      =========             =========           =========



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

                                           Three Months Ended                                      Nine Months Ended
                                              September 30,                                          September 30,
                                        1998                1997                              1998                  1997
                                     (restated)                                            (restated)

Net income (loss)                     $ (40,696)         $   4,036                         $ (46,003)             $  10,826
Other comprehensive charges              (1,981)               (28)                             (933)                  (577)
                                      ---------          ---------                         ---------              ---------
Total comprehensive income (loss)     $ (42,677)         $   4,008                         $ (46,936)             $  10,249
                                      =========          =========                         =========              =========

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
                                                                       ========


  The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development ("IPR&D") as discussed below, and as previously reported, was as follows (in thousands):

                                                            (As reported)           (Restated)
                                                           --------------        --------------

 Accounts receivable, net                                        $  4,247              $  4,247
 Inventory                                                          5,109                 5,109
 Property and equipment, net                                          461                   461
 Current liabilities assumed                                       (1,355)               (1,355)
 Intangible assets:                                                15,847
   Goodwill                                                             -                23,482
   In-process research and development                             33,856                15,442
   Developed technology                                                 -                 6,291
   Acquired workforce                                                   -                 1,781
   Core technology                                                      -                 2,707
                                                                 --------              --------
       Total                                                     $ 58,165              $ 58,165
                                                                 ========              ========


       The following unaudited pro forma information combines the historical sales and net income (loss) and net income (loss) per share of P-Com and the Cylink Wireless Group for the nine months ended September 30, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include amortization of goodwill and other intangible assets related to the Cylink Wireless Group acquisition, as restated for the revision of the amount of purchase price allocated to IPR&D as discussed below, and as previously reported (in thousands, except per share data).

                                             Nine Months Ended                                   Twelve Months Ended
                                             September 30, 1998                                   December 31, 1997
                               -------------------------------------------------    -----------------------------------------------
                                                 (restated)                                             (restated)

                                  P-Com           Cylink (1)        Pro Forma           P-Com          Cylink (1)        Pro Forma
                              -------------     -------------     --------------    -------------     ------------     ------------
Sales                           $ 152,336         $  4,508          $ 156,844          $220,702          $ 27,957        $248,659
Net income (loss)                 (46,003)          (4,706)           (50,709)           18,891            (3,443)         15,448
Net income (loss) per share:
  Basic                             (1.06)           (0.11)             (1.17)             0.45              0.08            0.37
  Diluted                           (1.06)           (0.11)             (1.17)             0.43              0.08            0.35

------------
  (1) All Cylink Corporation financial information presented in this table has been amended to reflect certain adjustments made by Cylink Corporation. In November 1998, Cylink Corporation publicly announced that it and its independent accountants had initiated a review of revenue recognition practices, which resulted in a restatement of previously issued first quarter 1998 results, as well as annual 1997 results.

  After consideration of recent guidance from the SEC, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Access Group, which included decreasing the IPR&D charge from $33.9 million as reported in the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 1998 to $15.4 million. The result of this restatement is a lesser charge to operations for IPR&D technology and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

  IPR&D had no alternative future use at the date of acquisition and technological feasibility had not been established.

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology of $6.3 million will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce, $1.8 million will be amortized on a straight-line basis over three years, and the remaining identified intangible assets, including core technology of $2.7 million and goodwill of $23.5 million will be amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of the Cylink Wireless Group was $1.2 million during the quarter ended September 30, 1998.

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


  During the second quarter of 1998, due to limited staff and facilities, the Company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project has a total remaining expected development cost of approximately $2.4 million and, due to the allocation of resources discussed above, is not expected to be completed prior to the Y2K. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, was completed during the third quarter of 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects are scheduled to be completed during the first quarter of 1999 at an estimated total cost of $0.6 million.

5. BORROWING ARRANGEMENTS

  The Company entered into a new revolving line-of-credit agreement on May 15, 1998 as amended on July 31, 1998 and October 21, 1998 that provides for borrowings of up to $50 million. At September 30, 1998, the Company had been advanced approximately $45.9 million under such line. The maturity date of the line-of-credit agreement is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of September 30, 1998.

6. INVENTORY

  Inventory consists of the following (in thousands):


                                           September 30,        December 31,
                                              1998                  1997
                                          (unaudited)
                                         --------------        -------------
   Raw materials                             $  18,227            $   9,695
   Work-in-process                              46,544               32,472
   Finished goods                               18,456               15,836
                                             ---------            ---------
                                             $  83,227            $  58,003
                                             =========            =========

7. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):


                                                                  September 30,            December 31,
                                                                      1998                     1997
                                                                  (unaudited)
                                                                  -------------            ------------
Tooling and test equipment                                         $  48,605                 $  31,603
Computer equipment                                                     7,730                     4,950
Furniture and fixtures                                                 7,033                     4,979
Land and buildings                                                     1,679                     1,389
Construction-in-process                                                4,715                     3,294
                                                                   ---------                 ---------
                                                                   $  69,762                 $  46,215
Less-accumulated depreciation and  amortization                      (22,443)                  (13,902)
                                                                   ---------                 ---------
                                                                   $  47,319                 $  32,313
                                                                   =========                 =========

8.      RESTRUCTURING AND OTHER ONE-TIME CHARGES

  During the quarter ended September 30, 1998, the Company incurred restructuring and other one-time charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other one-time charges resulted from the consolidation of certain of the Company's facilities.

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

  To attempt to offset the decrease in sales, the Company laid off approximately 121 employees from the Campbell facilities and 16 employees from its Redditch, UK facilities during September and October 1998, incurring costs of approximately $0.6 million. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees from the Campbell, California facilities.

  Due to the slowdown in sales, the Company combined certain operations and closed its Telesys and Advanced Wireless facilities, incurring costs of approximately $0.9 million. Some of the employees were transferred to other business units while others were included in the reduction in force. Facilities expenses, such as rent expense, were expensed and certain fixed assets at closed locations were written down. In addition, goodwill created through acquisitions of these business units was written off in the restructuring charge. During the third quarter of 1998, the Company's operations in Florida were moved into more suitable facilities and the Company expensed the remaining lease payments on the original building.

  The Company sold a segment of its Geritel operations to a former owner and wrote off the remaining goodwill created in the original purchase, approximately $1.6 million. The Company continues to operate its Geritel facility, but does not use the technology purchased during the acquisition. The Company also wrote off the remaining goodwill of ACS because the designs were superseded by the overlap of product families acquired in the Cylink Wireless Group acquisition. The remaining goodwill created in the ACS acquisition, approximately $1.2 million, was written off.

  The Company responded to a weakness in sales for the industry, which began in the third quarter, by reviewing its inventory and increasing its reserve by approximately $16.9 million. The inventory reserve included an excess and obsolete reserve of approximately $4.5 million, a $2.0 million reserve for the write-off relating to the overlap of product families resulting from the Cylink Wireless Group acquisition, rework charges of approximately $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customers or for frequencies developed for specific geographical regions, approximately $1.1 million for products that have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million for potential excess inventory caused by a slowdown in the industry.

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

  The accrued restructuring and other one-time charges and amounts charged against the accrual as of September 30, 1998, are as follows (in thousands):


                                                                            Beginning     Expenditures and      Remaining
                                                                             Accrual          Write-Offs        Accrual
                                                                           ----------     ---------------      -----------
        Severance and benefits                                             $    568        $   (378)            $    190
        Facilities and fixed assets impairment                                  879            (487)                 392
        Goodwill impairment                                                   2,884          (2,884)                  --
        Inventory reserve                                                    16,922              --               16,922
        Accounts receivable reserve                                           5,386              --                5,386
                                                                           --------        --------             --------
        Total accrued restructuring and other one-time charges             $ 26,639        $ (3,749)            $ 22,890
                                                                           ========        ========             ========

9.  CONTINGENCIES

The Company is a defendant in several class action lawsuits in which the plaintiffs are alleging various federal and state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. While management believes the actions are without merit and intends to defend these actions vigorously, all of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results of the matters described above could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

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

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce will be amortized on a straight-line basis over three years, and the remaining identified intangibles, including goodwill and core technology will be amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of the Cylink Wireless Group was $1.2 million during the quarter ended September 30, 1998.

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

  During the second quarter of 1998, due to limited staff and facilities, the Company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project has a total remaining expected development cost of approximately $2.4 million and, due to the allocation of resources discussed above, is not expected to be completed prior to the Y2K. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, was completed during the third quarter of 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects are scheduled to be completed during the first quarter of 1999 at an estimated total cost of $0.6 million.

  The following table sets forth items from the Consolidated Condensed Income Statements as a percentage of sales for the periods indicated. In addition, this Quarterly Report on Form 10-Q/A may contain forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form

10-Q/A that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q/A.

  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1997 Annual Report on Form 10-K, Quarterly Report on Form 10-Q/A for the period ended June 30, 1998 and other documents filed by the Company with the Securities and Exchange Commission.


                                           Three Months Ended                           Nine Months Ended
                                              September 30,                               September 30,
                                           1998            1997                        1998             1997
                                       -------------   -------------             ---------------  ------------
                                        (restated)                                 (restated)
Sales                                      100.0%            100.0%                  100.0%            100.0%
Cost of sales                              137.9              57.8                    74.8             59.4
                                       -------------   -------------             ---------------  ------------
Gross profit                               (37.9)             42.2                    25.2             40.6
                                       -------------   -------------             ---------------  ------------

Operating expenses:
 Research and development                   39.7              12.4                    19.6             13.4
 Selling and marketing                      20.8               7.1                    11.1              7.0
 General and administrative                 35.6               8.1                    12.9              7.6
 Goodwill amortization                       6.4               1.2                     3.0              1.1
 Restructuring charge                       14.3                --                     2.8               --
 Acquired in-process
   research and development expenses          --                --                    10.1               --
                                       -------------   -------------             ---------------  ------------
 Total operating expenses                  116.8              28.8                    59.6             29.1
                                       -------------   -------------             ---------------  ------------
 Income (loss) from operations            (154.7)             13.4                   (34.4)            11.5
                                       -------------   -------------             ---------------  ------------
 Interest and other income
   (expense), net                           (8.8)             (0.2)                   (3.3)            (0.2)
                                       -------------   -------------             ---------------  ------------
 Income (loss) before income taxes        (163.5)             13.2                   (37.7)            11.3
 Provision (benefit) for income taxes      (29.0)              6.2                    (7.5)             4.4
                                       -------------   -------------             ---------------  ------------
 Net income (loss)                        (134.5%)             7.1%                  (30.2%)            6.9%
                                       =============   =============             ===============  ============

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Overview   During the third quarter of 1998, the Company incurred
restructuring and other one-time charges of $4.3 million, consisting of severance benefits, facilities and fixed assets impairments and goodwill impairments. These restructuring and other one-time charges resulted from the consolidation of the Company's facilities and were related to severance facility consolidation expense, and write-downs of impaired assets and goodwill. In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a marked slowdown in the telecommunications industry as a whole during the third quarter of 1998.

  The restructuring and other one-time charges consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-offs of approximately $2.8 million.

  To attempt to offset the decrease in sales, the Company laid off approximately 121 employees from the Campbell, California facilities and 16 employees from its Redditch, UK facilities during September and October 1998. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees from its Campbell, California facilities.

  Due to the slowdown in sales, the Company combined certain operations and closed its Telesys and Advanced Wireless facilities. Some of the employees were transferred to other business units while others were included in the reduction in force. Facilities expenses, such as rent expense, were expensed and certain fixed assets at closed locations were written down. In addition, goodwill created through acquisitions of these business units was written off in the restructuring charge. The Company's operations in Florida moved into more suitable facilities and the Company expensed the remaining lease payments on the original building.

  The Company sold a segment of its Geritel operations to a former owner and wrote off the remaining goodwill created in the original purchase, approximately $1.6 million. The Company continues to operate its Geritel facility, but does not use the technology originally purchased. The Company also wrote off the remaining goodwill of ACS, approximately $1.2 million, because the designs were superseded by the overlap of product families acquired in the Cylink Wireless Group acquisition.

  The Company responded to a weakness in sales for the industry during the second and third quarters of 1998 by reviewing its inventory and increasing its reserve by approximately $16.9 million. The inventory reserve included an excess and obsolete reserve of approximately $4.5 million, $2.0 million reserve for the write-off relating to the overlap of product families resulting from the Cylink Wireless Group acquisition, rework charges of approximately $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customers or for frequencies developed for specific geographical regions, approximately $1.1 million for products that have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million to protect against the marked slowdown in the industry.

  Additionally, receipt of payments from sales to customers located in Asia became increasingly difficult to collect as a result of the economic turmoil in Asia. The Company experienced cancelled purchase orders due to currency fluctuations, and the stronger dollar caused the Company's customers to delay payments on equipment that had already shipped. As such the Company increased its reserve for doubtful accounts by approximately $5.4 million. Over the subsequent quarters, the Company elected to write off approximately $3.6 million of uncollectible accounts.

  The Company expects to benefit from these restructuring and other one-time charges in future quarters by reducing fixed costs and future cash disbursements.

  Sales.   Sales for the three months ended September 30, 1998 and 1997 were approximately $30.2 million and $57.2 million, respectively, a decrease of 47.2%. Sales for the nine months ended September 30, 1998 and 1997 were approximately $152.3 million and $156.5 million, respectively, a decrease of 2.7%. The decrease was primarily due to the market slowdown for the Company's Tel Link product line. For the nine months ended September 30, 1998, four customers accounted for 44.7% of the sales of the Company. For the nine months ended September 30, 1997, seven customers accounted for 52.5% of the sales of the Company. Sales to new customers in the third quarter of 1998 (excluding companies recently acquired) were less than 10% of total sales.

  Sales for the Tel-Link product line for the three months ended September 30, 1998 and 1997 were approximately $4.9 million and $42.8 million, respectively. Sales for the Tel-Link product line for the nine months ended September 30, 1998 and 1997 were approximately $83.0 million and $113.3 million, respectively. The slow down in the market is attributable to the lower demand for the product due in part to the economic turmoil in Asia, and increased competition and downward pricing pressure.

  Sales for the Cylink Wireless Group product line for the three months and nine months ended September 30, 1998 were approximately $6.2 million and $16.9 million, respectively. The Company acquired the Cylink Wireless Group product line in 1998, and no sales were attributable to this product line in 1997.

  Product sales for the three months ended September 30, 1998 and 1997 were approximately $19.1 million and $49.7 million, respectively, or 63% and 87% of total sales, respectively. Product sales for the nine months ended September 30, 1998 and 1997 were approximately $152.3 million and $156.5 million, respectively, or 82% and 87% of total sales, respectively.

  Service sales for the three months ended September 30, 1998 and 1997 were approximately $9.9 million and $6.8 million, respectively. Service sales for the nine months ended September 30, 1998 and 1997 were approximately $26.0 million and $20.5 million, respectively. The increase in service sales from year to year is primarily due to the expansion into international markets through acquisitions in the United Kingdom and Italy.

  Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended September 30, 1998, the Company generated approximately $9.8 million or 32% of its sales in the US and approximately $20.5 million or 68% internationally. For the nine months ended September 30, 1998, the Company generated approximately $34.6 million or 23% of its sales in the US and approximately $117.8 million or 77% internationally.

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

  Selling and Marketing. For the three months ended September 30, 1998 and 1997, selling and marketing expenses were approximately $6.3 million and $4.1 million, respectively. The increase in selling and marketing expenses in the three months ended September 30, 1998, as compared to the corresponding period in 1997, was primarily due to increased staffing and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.1% in the three months ended September 30, 1997 to 20.8% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due a lower level of sales in the three months ended September 30, 1998, as compared to the corresponding period in 1997.

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

  General and Administrative. For the three months ended September 30, 1998 and 1997, general and administrative expenses were $10.8 million and $4.7 million, respectively. The increase was principally due to increased staffing, other costs resulting from the Company's expansion of its operations and a $5.4 million increase in the allowance for doubtful accounts in 1998. As a percentage of sales, general and administrative expenses increased from 8.1% in the three months ended September 30, 1997 to 35.6% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales was due primarily to the increase in the allowance for doubtful accounts and to a lower level of sales in the three months ended September 30, 1998 as compared to the corresponding period in 1997. The Company expects that general and administrative expenses may continue to increase significantly in absolute dollars during the remainder of 1998.

  General and administrative expenses for the nine months ended September 30, 1998 and 1997 were approximately $19.5 million and $12.2 million, respectively. This increase was due primarily to increased staffing, other costs resulting from the Company's expansion of its operations and a $5.4 million increase in the allowance for doubtful accounts. As a percentage of sales, general and administrative expenses increased from 7.6% in the nine months ended September 30, 1997 to 12.9% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales during the nine months ended September 30, 1998 as compared to the corresponding period in 1997 was primarily due to increased staffing and the increase in the allowance for doubtful accounts. The Company expects that general and administrative expenses may continue to increase significantly in absolute dollars during the remainder of 1998.

  Goodwill Amortization. Goodwill amortization consists of the charge to income that results from the allocation over the estimated useful life of the component of the cost of the Company's acquisitions accounted for by the purchase method which is greater than the fair value of the net assets acquired. For the three months ended September 30, 1998 and 1997, goodwill amortization was $1.9 million and $0.6 million, respectively. The increase in goodwill amortization in the three months ended September 30, 1998 as compared to the corresponding period in 1997 was due primarily to the acquisition of the Cylink Wireless Group in March 1998.

  Goodwill amortization for the nine months ended September 30, 1998 and 1997 was $4.7 million and $1.5 million, respectively. The increase in goodwill amortization in the nine months ended September 30, 1998 as compared to the corresponding period in 1997 was due to the acquisitions of Technosystem S.p.A. ("Technosystem") a Rome, Italy-based company, Columbia Spectrum Management LP ("CSM") a Vienna, Virginia-based company, and the Cylink Wireless Group in February 1997, March 1997, and March 1998, respectively

  Restructuring and Other One-time Charges. During the third quarter of 1998, the Company incurred restructuring and other one-time charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other one-time charges resulted from the consolidation of certain of the Company's facilities.

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

  To attempt to offset the decrease in sales, the Company laid off approximately 121 employees from the Campbell facilities and 16 employees from its Redditch, UK facilities during September and October 1998, incurring costs of approximately $0.6 million. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees form the Campbell facilities.

  Due to the slowdown in sales, the Company combined certain operations and closed its Telesys and Advanced Wireless facilities, incurring costs of approximately $0.9 million. Some of the employees were transferred to other business units while others were included in the reduction in force. Facilities expenses, such as rent expense, were expensed and certain fixed assets at closed locations were written down. In addition, goodwill created through acquisitions of these business units was written off in the restructuring charge. During the third quarter of 1998, the Company's operations in Florida were moved into more suitable facilities and the Company expensed the remaining lease payments on the original building.

  The Company sold a segment of its Geritel operations to a former owner and wrote off the remaining goodwill created in the original purchase, approximately $1.6 million. The Company continues to operate its Geritel facility, but does not use the overlap of product families acquired in the Cylink Wireless Group acquisition. The remaining goodwill created in the ACS acquisition, approximately $1.2 million, was written off.

  The Company responded to a weakness in sales for the industry during the third quarter by reviewing its inventory and increasing its reserve by approximately $16.9 million. The inventory reserve included an excess and obsolete reserve of approximately $4.5 million, $2.0 million reserve for the write-off relating to the overlap of product families resulting from the Cylink Wireless Group acquisition, rework charges of approximately $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customers or for frequencies developed for specific geographical regions, approximately $1.1 million for products that have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million for potential excess inventory caused by a slowdown in the industry.

  During the third quarter of 1998, the Company experienced cancelled purchase orders due to currency fluctuations, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. As such, the Company increased its accounts receivable reserves by $5.4 million during the third quarter of 1998.

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

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows. In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point to multipoint product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products acquired from the Cylink Wireless Group, consisting of a Voice Extender, Data Metro II, and RLL Encoding products. At the time of acquisition, these projects were estimated to be 40%, 80%, and 50% complete, respectively. The Company expects to begin to benefit from these projects in early 1999. If none of these projects are successfully developed, the Company's sales and profitability may be materially adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased IPR&D in 1999. At the time of acquisition, technological feasibility had not been established and no alternative future uses existed.

  Interest and Other Income (Expense). The Company incurred interest expense of $2.2 million and $5.8 million during the three-month and nine-month periods ended September 30, 1998, respectively, as compared to $0.2 million and $1.3 million during the corresponding period in 1997.

  For the third quarter of 1998, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's Convertible Subordinated Promissory Notes ("Notes") due 2002, and equipment leases and finance charges related to the Company's receivables purchase agreements. For the third quarter of 1997, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit. For the third quarter of 1997, interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts.

  The Company generated interest income of $0.2 million and $1.5 million during the three-month and nine-month periods ended September 30, 1998, respectively, as compared to $0.2 million and $0.9 million during the corresponding period in 1997.

  Interest income consisted primarily of interest income generated from the Company's cash in its interest bearing bank accounts.

  The Company incurred other income and expenses, resulting in net expenses of $0.7 million during the three-month period ended September 30, 1998 as compared to net expenses of $0.1 million during the corresponding period in 1997. The Company incurred other income and expenses, resulting in net expenses of $0.6 million during the nine-month period ended September 30, 1998 as compared to net other income of $0.1 million during the corresponding period in 1997.

  Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries and trade discounts taken.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $32.1 million in operating activities during the nine months ended September 30, 1998, primarily due to the net loss (excluding non-cash charges for acquired in-process research and development expense of $15.4 million) of $30.6 million and an increase in inventory, deferred taxes, and prepaid expenses of $20.1 million, $13.8 million, and $4.6 million, respectively, and a decrease in income taxes payable of $2.3 million. These uses of cash were partially offset by a decrease in accounts receivable of $25.2 million, and depreciation and amortization expense of $8.5 million and $4.7 million, respectively, and an increase in other accrued liabilities of $4.0 million.

  On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Group, for $46.0 million in cash and $14.5 million in a short term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $15.4 million in the first quarter of 1998. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the net accounts receivable balance of $4.2 million on April 1, 1998. The consideration for these accounts receivable was included in the total purchase price of $58.2 million in cash and debt mentioned above.

  The Company used approximately $85.2 million in investing activities during the nine months ended September 30, 1998 consisting of approximately $61.7 million for acquisitions, including the assets of the Cylink Wireless Group and $23.4 million to acquire capital equipment.

  The Company generated approximately $53.6 million in its financing activities during the nine months ended September 30, 1998. The Company received approximately $45.7 million from borrowings under its bank line of credit, and approximately $2.0 million under other banking relationships, principally with the Company's subsidiaries in Italy, approximately $1.6 million from the proceeds of a sale leaseback transaction, and approximately $4.4 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans.

  At September 30, 1998 and December 31, 1997, net accounts receivable were approximately $49.9 million and $70.9 million, respectively. The Company has established a receivables purchase agreement that allows the Company to sell up to $25 million in accounts receivable to two banks. As of September 30, 1998, $24.5 million of the Company's accounts receivable have been sold pursuant to such contract. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At September 30, 1998 and December 31, 1997, inventory was approximately $83.2 million and $58.0 million, respectively. Of the $25.2 million increase that occurred in the nine months ended September 30, 1998, $5.1 million was due to the acquisition of inventory from the Cylink Wireless Group acquisition.

  At September 30, 1998, the Company had working capital of approximately $77.4 million, compared to $174.6 million at December 31, 1997. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that have and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

  The Company's principal sources of liquidity as of September 30, 1998 consisted of approximately $23.6 million of cash and cash equivalents. In addition, the Company entered into a new revolving line-of-credit agreement on May 15, 1998, as amended July 31, 1998 and October 21, 1998, that provides for borrowings of up to $50.0 million. As of September 30, 1998, the Company had been advanced approximately $45.9 million under such line. The maturity date of the line of credit is April 30, 2001. Borrowings under the line are secured and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. The Company was in compliance with such covenants as of September 30, 1998. Management has implemented plans to reduce the Company's cash requirement, through a combination of reductions in working capital, equipment purchases and operating expenditures. Management believes that such plans, combined with existing cash balances and other sources of liquidity, should enable the Company to meet its cash requirements through fiscal year 1999. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial results or results of operations.

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

CERTAIN FACTORS AFFECTING OPERATING RESULTS

  Limited Operating History

  P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the third quarter of fiscal 1998, the Company generated a cumulative net loss of approximately $27.6 million. The decrease in cumulative net profit from the fourth quarter of 1997 through the third quarter of 1998 was due primarily to the net loss of $40.7 million in the third quarter of 1998 which included restructuring and other charges of $26.6 million and the acquired in-process research and development charge of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group recorded in the first quarter of fiscal 1998. From October 1993 through September 30, 1998, the Company generated sales of approximately $607.2 million, of which $373.0 million, or 61.4% of such amount, was generated in the year ended December 31, 1997 and the first three quarters of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first three quarters of 1998, the Company's operating expenses increased more rapidly than the Company had anticipated. During the third quarter of 1998, the Company has also experienced a decrease in revenue as compared to the first two quarters of 1998 due principally to the market slowdown for the Company's Tel Link product line. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half 1998 or that sales will not decline. In fact, during the first nine months of 1998, the Company has experienced its lowest rates of sequential sales growth since it became a public company. The Company's net sales for the third quarter of 1998 (which included sales from many newly acquired businesses in 1998) were approximately 50% less than its sales for the comparable period in 1997. The Company expects its sales in the near future to be significantly below recent comparable periods. In recent quarters, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. The Company expects its gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and, despite recent cost- cutting efforts, the Company will continue to incur significant operating expenses. If the Company's sales do not correspondingly increase, the Company's results of operations, business and financial condition would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company believes it will likely report an operating loss during the fourth quarter of fiscal year 1998 and could report a net loss for such quarter. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

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

  Acquisitions

  Since April 1996, the Company has acquired nine complementary companies and businesses. Integration of these companies into the Company's business is currently ongoing, and no assurance may be made that the Company will be able to successfully complete this process. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing stockholders, the maintenance of uniform standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks of entering markets in which the Company has no or limited direct prior experience, and operating companies in different geographical locations with different cultures. All of the Company's acquisitions to date (the "Acquisitions"), except the acquisitions of CRC, RT Masts and Telematics have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized as set forth in the Company's consolidated financial statements. This amortization expense may have a significant effect on the Company's financial results. Additionally, although the Company believes the accounting for its acquisitions has been appropriate, in general the Securities and Exchange Commission has recently been reviewing more closely the accounting for acquisitions and the resulting charges for "in-process" research and development costs. Any resulting restatement of the "in-process" research and development charge the Company recognized in conjunction with any of its acquisitions, including the Cylink Wireless Group acquisition, could result in a lesser charge to income for "in-process" technology and the creation of a higher value of acquired technology, an intangible asset. The creation of additional intangible assets would have the impact of increasing amortization expense, which could have a material adverse affect on the Company's results of operations, business and financial condition. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, or that such transactions will not materially adversely affect the Company's business, financial condition, or results of operations.

  As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. In July 1998, the Company acquired Cemetel S.p.A., an Italian limited liability company engaged in the supply of engineering services to wireless telecommunication providers in Italy, for an aggregate consideration of approximately $2.9 million. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, pay for acquisitions, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company, or the stand alone acquired company, or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, as was the case with Cylink Wireless Group, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, as was the case with Cylink Wireless Group, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

  Year 2000 Compliance

  Numerous computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will have to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such ("Y2K") requirements. The Company has embarked on a global program to address its readiness for the century change. The Y2K readiness program involves the assessment of products, services, internal systems and critical suppliers and, if required, development of plans for upgrades to or replacement of products, business systems, suppliers and services that impact the Company's Y2K readiness and/or development of contingency plans. In November of 1998, corporate headquarters initiated a new internal business system that is Y2K ready. The cost of the upgrade was approximately $.3 million. Further business system upgrades will occur in CRC and Technosystem subsidiaries by the end of the second quarter of 1999. Based on evaluation performed to date, the Company believes that all "mission critical" internal systems are stable and current, in terms of Y2K readiness. However, the failure of any internal system to achieve Y2K readiness could result in material disruption to the Company's operations. Test and assessment of all P-Com products is expected to be completed by the end of the fourth quarter of 1998 with the exception of Technosystem products. All Technosystem products will complete their Y2K assessment and testing by the end of the first quarter of 1999. To date, no P-Com products have been found non-ready or in need of Y2K upgrade. However, the inability of any of the Company's products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. Critical suppliers will undergo Y2K site evaluations between January 1, until the end of June 1999. In November of 1998, the Company will request aY2K readiness statement and progress report from critical suppliers. The Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company. The Company's budget for the Y2K Program is approximately 1% of the 1999 annual revenue. The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Y2K issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Y2K ready in time.

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


  Substantial Leverage

  In connection with the private placement of the Notes due 2002 in November 1997, the Company incurred $100 million of additional indebtedness. As a result, the Company's total indebtedness including current liabilities, as of September 30, 1998 was approximately $201.6 million and its stockholders' equity was approximately $105.8 million. The Company recently borrowed $45.9 million under a new bank line of credit. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will be able to make the payments or restructure or refinance its debt, if necessary.

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

PART II - OTHER INFORMATION
-----------------


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

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits.

            4.6(1) First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and BankBoston, N.A.

            10.37(2) First Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the Lenders party thereto, dated as of July 31, 1998.

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



                                         P-COM, INC.

                                         (Registrant)



Date: April 30, 1999
                                         By:  /s/ George P. Roberts
                                               --------------------
                                         George P. Roberts
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer

Date: April 30, 1999
                                         By:  /s/ Robert E. Collins
                                              ---------------------
                                         Robert E. Collins
                                         Chief Financial Officer and Vice
                                         President Finance and Administration

EXHIBIT INDEX


     Exhibit No.
     -----------

       4.6(1) First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and Bank Boston, N.A.

       10.37(2) First Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the Lenders party thereto, dated as of July 31, 1998.

       27.1     Financial Data Schedule.

       (1) Incorporated by reference to the Company's Registration Statement on Form 8-K, as filed with the Securities and Exchange Commission on October 15, 1998.