Form 10-K/A
period 1997-12-31
P COM INC
filed 1999-05-03
CIK 935493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10-K/A

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997.

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to            .

                         Commission file number: 0-25356

                              --------------------

                                   P-Com, Inc.

             (Exact name of Registrant as specified in its charter)
                              --------------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 23, 1998, was approximately $608,324,698 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

================================================================================

                                     PART I

ITEM 1. BUSINESS

     The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Operating Results" and elsewhere in this Annual Report on Form 10-K/A. Unless otherwise indicated, all information relating to share prices and number of shares in this Annual Report on Form 10-K/A reflect a 2-for-1 forward stock split in the form of a 100% stock dividend on September 26, 1997.

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

     P-Com's Tel-Link(R) wireless radios utilize a common architecture for systems in multiple millimeter wave and spread spectrum microwave frequencies including 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 38 GHz and 50 GHz. The Company's systems are designed to be highly reliable, cost effective and simple to install and maintain. Software embedded in the Company's systems allows the user to easily configure and adjust system settings such as frequency, power and capacity with minimal manual tuning and mechanical adjustments. The Company also markets a full line of Windows and SNMP- based software products that are complementary to its systems as sophisticated diagnostic, maintenance and system configuration tools.

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









P-Com, Inc. Point-to-Multipoint products as of December 31, 1997

------------------------------------ ------------------ ---------------------- --------------------
                                                                                Modulation Scheme &
                 Frequency              Interfaces      Subscriber Data Rates   Access Method
------------------------------------ ------------------ ---------------------- --------------------


------------------------------------ ------------------ ---------------------- --------------------
10 GHz Systems*                             E0           64 Kbps to 20 Mb/s      Up to 64 QAM,
    Hub Radius:     up to 6 miles           E1           TDM                     TDMA
                                            E3
------------------------------------ ------------------ ---------------------- --------------------
24 GHz Systems                              DS0          64 Kbps to 155 Mb/s     Up to 64 QAM,
    Hub Radius:     up to 4 miles          ISDN          ATM & TDM               FDMA, TDMA
                                            DS1
                                        Frame Relay
                                         MPEG - 2
                                          10BaseT
                                          DS - 3
                                         155 Mbps
------------------------------------ ------------------ ---------------------- --------------------
26 GHz Systems*                             E0           64 Kbps to 20 Mb/s      Up to 64 QAM,
    Hub Radius:     up to 3.5 miles         E1           TDM                     TDMA
                                            E3
------------------------------------ ------------------ ---------------------- --------------------
28 GHz Systems*                             DS0          64 Kbps to 155 Mb/s     Up to 64 QAM,
    Hub Radius:     up to 3.5 miles        ISDN          ATM & TDM               FDMA, TDMA
                                            DS1
                                        Frame Relay
                                         MPEG - 2
                                          10BaseT
                                          DS - 3
                                         155 Mbps
------------------------------------ ------------------ ---------------------- --------------------
38 GHz Systems*                             DS0          64 Kbps to 155 Mb/s     Up to 64 QAM,
    Hub Radius:     up to 3 miles          ISDN          ATM & TDM               FDMA, TDMA
                                            DS1
                                        Frame Relay
                                         MPEG - 2
                                          10BaseT
                                          DS - 3
                                         155 Mbps
------------------------------------ ------------------ ---------------------- --------------------

--------------------
*  Not currently available for shipment; prototype under development.

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

     Provide Ancillary Services in RF Engineering and System Construction. The Company recently entered the market for relocation services for new licensees of radio frequency spectrum. These services, which move existing users of a specific radio frequency in order to clear the path for a new user, allow the new licensees to outsource the relocation effort to P-Com. The Company believes this service business will provide it with many strategic advantages, including allowing it to develop strong relationships with decision makers early in the network buildout process. This business unit has expanded to also provide engineering, program management, installation and maintenance of communications systems.

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


P-Com, Inc. Products as of December 31, 1997
-------------------------------------- ---------- --------------------- -----------------------
                                                      Number of Lines;         Number of
             Frequency                  Standard        Data Rates         Voice Channels
-------------------------------------- ---------- --------------------- -----------------------
  Spread Spectrum:
--------------------------------------

     2.4 GHz Systems                   E1            1, 2*, 3*, 4*       30, 60, 90, 120
         Distance: Up to 50 miles      T1            1, 2*, 3*, 4*       24, 48, 72, 96
         List Price: $15,000-$62,000   Data          56 Kbps-2 Mbps
-------------------------------------- ---------- --------------------- -----------------------
     5.7 GHz Systems                   E1            1, 2*, 3*, 4*       30, 60, 90, 120
         Distance: Up to 35 miles      T1            1, 2*, 3*, 4*       24, 48, 72, 96
         List Price: $19,000-$70,000   Data          56 Kbps-2 Mbps
-------------------------------------- ---------- --------------------- -----------------------
  Licensed Frequencies:
--------------------------------------
     7 GHz Systems                     E1            1, 2, 4, 8, 16      30, 60, 120, 240, 480
         Distance: Up to 35 miles      E3*           1                   480
         List Price: $32,000-$94,000   T1+           1, 4, 8, 16         24, 96, 192, 384
                                       T3+           1                   672
                                       Data++        3 x 64 Kbps
-------------------------------------- ---------- --------------------- -----------------------
     13/14/15 GHz Systems              E1            1, 2, 4, 8, 16      30, 60, 120, 240, 480
         Distance: Up to 15 miles      E3*           1                   480
         List Price: $30,000-$93,000   T1+           1, 4, 8, 16         24, 96, 192, 384
                                       T3+           1                   672
                                       Data++        3 x 64 Kbps
-------------------------------------- ---------- --------------------- -----------------------
     18/23/26 GHz Systems              E1            1, 2, 4, 8, 16      30, 60, 120, 240, 480
         Distance: Up to 10 miles      E3*           1                   480
         List Price: $27,000-$82,000   T1            1, 4, 8, 16         24, 96, 192, 384
                                       T3            1                   672
                                       Data++        3 x 64 Kbps
-------------------------------------- ---------- --------------------- -----------------------
     38 GHz Systems                    E1            1, 2, 4, 8, 16      30, 60, 120, 240, 480
         Distance: Up to 6 miles       E3*           1                   480
         List Price: $24,000-$73,000   T1            1, 4, 8, 16         24, 96, 192, 384
                                       T3            1                   672
                                       Data          3 x 64 Kbps
-------------------------------------- ---------- --------------------- -----------------------
     50 GHz Systems                    E1            1, 2, 4, 8*, 16*    30, 60, 120, 240, 480
         Distance: Up to 3 miles       Data++        3 x 64 Kbps
         List Price: $30,000-$75,000
-------------------------------------- ---------- --------------------- -----------------------

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

     Wire-line Access Products. The Company's wire-line access products are designed and manufactured by Control Resources Corporation. They are based on advanced architectures to provide proactive management, real time and historic performance data capture and flexible cost effective configurations for complex network requirements. Current NetPath products operate from 56 Kbps DDS service through 1.544 Mbps T1 service. The NetPath integrated access platform product can support multiple high speed access links and can internally transfer data at up to 1 Gbps. Products are managed using Telnet, VT100 and SNMP and have integrated ISDN interfaces and analog modems. The following products are currently being shipped, or are currently available for shipment:

     ------------------------------------------------------------------------
         Product              Application                Access rates
     ------------------------------------------------------------------------
       NetPath 64        Managed Frame Relay Access      56 and 64 Kbps
       NetPath 100       Managed Frame Relay Access      F/T1 to T1
       NetPath 400       Integrated Access               1 to 4 T1
     ------------------------------------------------------------------------


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

     The following list represents certain customers from which the Company has generated revenues since the beginning of 1997:

       ------------------------------------------------------------------------
            International                         Domestic
       ------------------------------------------------------------------------
        Bosch Telecom GmbH                   Advanced Radio Telecom Corporation
        Ericsson Limited                     AT&T Wireless
        Esmartel House                       Bell Atlantic
        Fareastone                           Bell South
        Ficomp System, Inc.                  Digital Transmission System
        Fujitsu Limited                      FM Associates
        Gentec                               Horizon Technologies
        GMA Network                          Omnipoint
        Grupo Iusacell S.A. de C.V.          PrimeCo Personal Communications
        Jonmag Group                         Southwestern Bell Corp.
        Lucent Technologies                  Sprint Spectrum
        Mercury Communications Limited       Telecom Securicor Cellular Radio
        Mercury Personal Communications      Teleport Communications Group
        Northern Telecom Limited             Tellabs Operations, Inc.
        Orange Personal Communications       WinStar Wireless, Inc.
        Siemens (Italtel) Limited
        Spectrum Network Systems
        TSY Poland
       ------------------------------------------------------------------------


     For the year ended December 31, 1997, approximately seventy-five customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's sales. In 1996, the Company had five customers which individually accounted for over 10% of the Company's sales. Sales to Orange Personal Communications Ltd. and WinStar accounted for approximately 16% and 11% of the Company's sales, respectively, in 1997. Sales to Orange Personal Communications Ltd., WinStar, Bosch Telecom GmbH, Ericsson Limited and ART accounted for approximately 18%, 12%, 11%, 11% and 11% of the Company's sales, respectively, in 1996. As of December 31, 1997, seven customers accounted for over 64% of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1997. The Company anticipates that, at least for the near term, it will continue to sell its radio systems to an expanding, but still relatively small, group of customers. Many of the Company's customers are implementing new networks and may require additional capital to implement fully their planned networks, e.g. Fareastone, Mercury Personal Communications, Orange Personal Communications, Advanced Radio Telecom Corporation and WinStar Wireless, Inc. The Company's ability to achieve or increase its sales in the future will depend in significant part upon its ability to obtain and fulfill orders from existing and new customers and maintain relationships with and provide support to existing and new customers. Equally important is its ability to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and shipment delivery dates. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may have a material adverse effect upon the Company's business, financial condition and results of operations. Orders for the Company's products have typically been strongest towards the end of the calendar year. To the extent that this trend continues, the Company's results of operations will fluctuate from quarter to quarter. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain and support existing customers or to attract new customers.

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

Intellectual Property

     The Company relies on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. The Company currently holds four U.S. patents, which number will increase upon consummation of the acquisition of the wireless communications group of Cylink Corporation. (See note 10 of Notes to Consolidated Financial Statements.) The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

ITEM 2. PROPERTIES.

 ------------------------- ------------------------ -------------- ------------------------
     Location of Leased            Functions        Square Footage          Date
          Facility                                                      Lease Expires
 ------------------------- ------------------------ -------------- ------------------------
 HEADQUARTERS                   Administration
                            Sales/Customer Support      61,000          November 2005
 Campbell, CA                     Engineering
 USA                             Manufacturing
 ------------------------- ------------------------ -------------- ------------------------
 Campbell, CA                    Manufacturing          25,000           August 2002
 ------------------------- ------------------------ -------------- ------------------------
 San Jose, CA                      Warehouse            34,000          December 1999
 ------------------------- ------------------------ -------------- ------------------------
 Redditch, England          Sales/Customer Support       5,500            June 2005
 ------------------------- ------------------------ -------------- ------------------------
 Burminghamshire, England    Research/Development        3,000          October 1999
 ------------------------- ------------------------ -------------- ------------------------
 Redditch, England                 Warehouse             6,800         September 1999
 ------------------------- ------------------------ -------------- ------------------------
 Redditch, England                 Warehouse             4,000            June 1998
 ------------------------- ------------------------ -------------- ------------------------
 Solihull, England             Customer Support          2,200            May 1998
 ------------------------- ------------------------ -------------- ------------------------
                                                                       September 2000
                                                                   (may be canceled with a
 Frankfurt, Germany                Warehouse            11,000     six month advance notice)
 ------------------------- ------------------------ -------------- ------------------------
 Melbourne, Florida          Research/Development        5,000          December 2001
 ------------------------- ------------------------ -------------- ------------------------
 Beijing, China             Sales/Customer Support       2,300           August 1999
 ------------------------- ------------------------ -------------- ------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages as of March 31, 1998, and their positions and their backgrounds are as follows:

         Name                 Age           Position
         ----                 ---           --------
  George P. Roberts.........  65    Chairman of the Board and Chief Executive
                                    Officer

  Pier Antoniucci...........  56    President and Chief Operating Officer

  Michael J. Sophie.........  40    Chief Financial Officer, Vice President,
                                    Finance and Administration

  John R. Wood..............  42    Senior Vice President, Advanced Technologies

  Kenneth E. Bean, III......  41    Senior Vice President, Quality Assurance

  Alan Wright...............  48    Executive Vice President, Operations



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

                                                      Price Range of
                                                     Common Stock (1)
                                                     ----------------
                                                       High      Low
                                                       ----      ---

         Year Ended December 31, 1995
           First Quarter (from March 3, 1995)       $  6.25    $  4.69
           Second Quarter                              5.44       4.18
           Third Quarter                              11.32       4.63
           Fourth Quarter                             10.79       8.00

         Year Ended December 31, 1996
           First Quarter                            $ 10.07    $  7.00
           Second Quarter                             18.00       9.75
           Third Quarter                              17.94       9.44
           Fourth Quarter                             16.88      10.16

         Year Ended December 31, 1997
           First Quarter                            $ 19.44    $ 13.00
           Second Quarter                             17.41      12.69
           Third Quarter                              26.13      16.13
           Fourth Quarter                             29.38      13.63

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

     On November 28, 1997, the Company completed the issuance of 248,215 shares of its common stock (the "Shares") to the security holders of Telematics, Inc. ("Telematics"), a Virginia corporation in exchange for all the issued and outstanding equity securities of Telematics. The Shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 4(2). 24,822 of the Shares are being held in escrow as collateral for all obligations of the security holders of Telematics pursuant to the Purchase Agreement and the provisions of an escrow agreement.

ITEM 6. SELECTED FINANCIAL DATA.

                                                         Year Ended December 31,
                                             1997       1996       1995       1994        1993
                                           --------   --------   --------   --------    --------
                                                  (in thousands, except per share data)
Statement of Operations Data:
Sales                                      $220,702   $120,953   $ 64,463   $ 29,600    $ 19,135
Cost of sales                               129,235     74,058     37,456     18,814      12,045
                                           --------   --------   --------   --------    --------
Gross profit                                 91,467     46,895     27,007     10,786       7,090
                                           --------   --------   --------   --------    --------
Operating expenses:
  Research and development                   29,127     20,163     12,284      7,978       6,313
  Selling and marketing                      15,696      7,525      4,837      3,275       2,121
  General and administrative                 16,948     10,283      5,573      4,903       3,589
                                           --------   --------   --------   --------    --------
    Total operating expenses                 61,771     37,971     22,694     16,156      12,023
                                           --------   --------   --------   --------    --------
Income (loss) from operations                29,696      8,924      4,313     (5,370)     (4,933)
Interest and other income (expense), net        247        906        167       (249)       (169)
                                           --------   --------   --------   --------    --------
Income (loss) before income taxes            29,943      9,830      4,480     (5,619)     (5,102)
Provision for income taxes                   11,052        956        761        338         223
                                           --------   --------   --------   --------    --------
Net income (loss)                          $ 18,891   $  8,874   $  3,719   $ (5,957)   $ (5,325)
                                           ========   ========   ========   ========    ========
Net income (loss) per share: (1)
Basic                                      $   0.45   $   0.23   $   0.11   $  (1.08)   $  (0.98)
                                           ========   ========   ========   ========    ========
Diluted                                    $   0.43   $   0.22   $   0.11   $  (1.08)   $  (0.98)
                                           ========   ========   ========   ========    ========
Shares used in per share computation:
Basic                                        42,175     38,762     32,645      5,521       5,432
                                           ========   ========   ========   ========    ========
Diluted                                      44,570     40,607     34,853      5,521       5,432
                                           ========   ========   ========   ========    ========

                                                               December 31,
                                             1997       1996       1995       1994        1993
                                           --------   --------   --------   --------    --------
                                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents                  $ 88,145   $ 42,226    $ 8,871    $ 1,593     $ 3,686
Working capital                             174,635     90,811     38,473      3,755       6,015
Total assets                                305,521    155,452     62,964     18,393      11,794
Long-term debt                              101,690        914        491      1,198         804
Retained earnings (accumulated deficit)      18,380       (511)    (9,360)   (13,119)     (6,960)
Stockholders' equity                        148,297    112,479     47,258      6,028       7,171

--------------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts.

(2) All financial information presented in this Annual Report on Form 10-K/A has been restated to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling-of-interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling-of-interests transactions on November 27, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "--Certain Factors Affecting Operating Results" contained in this Item 7 and elsewhere in this Annual Report on Form 10-K/A.

Results of Operations

Overview

     P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. All financial information presented in this Annual Report on Form 10-K/A has been restated to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling of interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling of interests transactions on November 27, 1997. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, all with related software. The Company also provides related services for these products.

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

     In 1997, 1996 and 1995, sales were approximately $220.7 million, $121.0 million, and $64.5 million, respectively. The $99.7 million, or 83%, increase in sales from 1996 to 1997 was primarily due to increased volume of 38 and 23 GHz radio systems to new and existing customers and, to a lesser extent, sales from products acquired in acquisitions, and from service offerings. The $56.5 million, or 88%, increase in sales from 1995 to 1996 was primarily due to a strong demand for the 38 and 23 GHz radio systems, and to sales from products acquired in acquisitions. In 1997, two customers accounted for 16% and 11% of sales, respectively. In 1996, five customers each accounted for between 11% and 18% of sales.

     Product sales for 1997 increased approximately $88.7 million, or 87%, during the year, to $190.5 million as compared to an increase of approximately $49.0 million, or 93%, during 1996. Product sales represented approximately
86%, 84%, and 82% of sales in 1997, 1996, and 1995, respectively. Product sales growth in 1997 was attributable to strong year-over-year growth of the 38 and 23 GHz radio systems, and to the Company's acquisitions. The increase in product sales in 1996 was due to a strong demand for the 38 and 23 GHz radio systems, and to sales from products acquired in acquisitions.

     Service sales for 1997 increased approximately $11.1 million, or 58%, over the prior year to $30.2 million, as compared to an increase of approximately $7.5 million, or 65%, during 1996. Service sales represented 14%, 16%, and 18% of sales in 1997, 1996, and 1995, respectively. The increase in service sales in 1997 was due to the acquisitions of RT Mast Limited and Telesys Limited, by the Company's subsidiary, CSM. The increase in service sales for 1996 was due to the acquisition of CSM. All service sales in 1996 and 1995 were from companies acquired in 1997 which were accounted for as poolings-of-interests. Under the pooling-of-interests method of accounting, the consolidated financial statements are restated to present the results of the combined companies as if they had been combined since Inception.

     Historically, the Company has generated a majority of its sales outside the United States. During 1997, the Company generated 32%, 31%, 20%, 3%, and 7% of its sales from customers in the US, UK, Europe, Africa, and Asia, respectively. During 1996, the Company generated 33%, 43%, 21%, and 3% of its sales in the US, UK, Europe, and Asia, respectively. The Company expects to generate a majority of its sales in international markets in the future. Many of the Company's largest customers use the Company's product and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from the Company, accordingly. Sales to customers in the U.S. increased from $40 million in 1996 to approximately $70 million in 1997, primarily due to sales to new customers, and increased sales to existing customers. Sales to customers in Europe increased from $25 million in 1996, to approximately $45 million in 1997, primarily due to the acquisition of Technosystem in February 1997. Sales to customers in the UK were $69 million in 1997, as compared to $52 million in 1996. This increase was due primarily to the rollout of telecommunications networks in the U.K. by two of the Company's customers. Sales to customers in Asia increased from $3 million to $15 million due to the acquisition of the Cylink Wireless Group, and to new customers in the region. The increase in sales to customers in Africa, to approximately $6 million in 1997, as compared to zero in 1996, was due to one new customer.

     There can be no assurance that sales of the Company's radio systems or service will increase or that such systems or service will achieve market acceptance. The Company provides to its customers significant volume price discounts, which are expected to lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. To date, most of the Company's sales have been made to customers located outside the United States. For risk factors associated with customer concentration, declining average selling prices, results of operations and international sales, please see "Certain Factors Affecting Operating
Results --Significant Customer Concentration," "--Declining Average Selling Prices," "--Significant Fluctuations in Results of Operations" and "--International Operations; Risks of Doing Business in Developing Countries."

      Gross Profit. The Company's cost of sales consists primarily of costs related to materials, labor and overhead. In 1997, 1996 and 1995, gross profit was $91.5 million, $46.9 million and $27.0 million, respectively, or 41.4%, 38.8% and 41.9% of sales, respectively. The improvement in gross profit as a percentage of sales from 1996 to 1997 was primarily due to product design improvements, such as reducing the number of components incorporated into each system and the use of common components across the range of the Company's products, which increased manufacturing efficiencies and economies of scale. The decrease of gross profit percentage from 1995 to 1996 was due to new product introductions in the first and third quarters, and related production inefficiencies.

     Product gross profit as a percentage of product sales was approximately 41.7%, 40.9%, and 43.3% in 1997, 1996, and 1995, respectively. The increase in product gross profit percentage in 1997 was due to product design improvements and economies of scale. The decrease in product gross profit in 1996 was due to the Company incurring a lower gross margin at its subsidiary, CRC. CRC transitioned its product offering from engineering projects to a standardized off-the-shelf product. Service gross profit as a percentage of service sales for 1997, 1996, and 1995, was approximately 39.8%, 28.3%, and 35.3%, respectively. The increase in service gross profit in 1997 was due to a unique one-time project opportunity. The decrease in service gross profit in 1996 was due to changes in the product mix and service offerings. All service sales in 1996 and 1995 were from companies acquired in 1997 which were accounted for as poolings-of-interests. Under the pooling-of-interests method of accounting, the consolidated financial statements are restated to present the results of the combined companies as if they had been combined since inception.

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

      Research and Development. Expenses consist primarily of costs associated with personnel and equipment. The Company's research and development activities include the development of additional frequencies and varying operating features and related software tools. The Company's software products are integrated into its hardware products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred subsequent to establishment of technological feasibility and before general release to customers are capitalized, if material. To date, all software development costs incurred subsequent to the establishment of technological feasibility have been immaterial.

      In 1997, 1996 and 1995, research and development expenses were approximately $29.1 million, $20.2 million and $12.3 million, respectively. The increase in research and development expenses was due to increased staffing as the Company concentrated on new product development, including costs associated with a new product development by CRC beginning in 1996. The Company intends to continue to invest significant resources to continue the development of new systems and enhancements (including additional frequencies and varying operating features and related software tools) and expects that research and development expenses in 1998 will continue to increase as compared to 1997.

      Selling and Marketing. Expenses consist of salaries of certain personnel, investments in international operations, sales commissions, travel expenses, customer service and support expenses and costs related to advertising and trade shows. In 1997, 1996, and 1995, sales and marketing expenses were $15.7 million, $7.5 million and $4.8 million, respectively. As a percentage of sales, selling and marketing expenses increased from 6% of sales in 1996 to 7% of sales in 1997. Of this 108% increase in absolute dollars, approximately 60% was due to the expansion of the Company's international sales force, primarily in the UK, and customer support in the US. The remaining 40% increase in selling and marketing expenses from 1996 to 1997 was due to the increase in selling and marketing expenses due to the acquisitions of Technosystem, CSM, and CRC. The Company intends to continue to invest significant resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. The Company expects that such expenses in absolute dollars in 1998 will continue to increase as compared to 1997. The Company intends to continue to invest significant resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. The Company expects that such expenses in absolute dollars in 1998 will continue to increase as compared to 1997.

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

     Interest and Other Income (Expense). In 1997, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's subordinated 4 1/4% convertible promissory notes due 2002, equipment lease lines and finance charges related to the Company's receivables purchase agreements. In 1996 and 1995, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit and equipment lease lines. In 1997, 1996 and 1995, interest income consisted primarily of income generated from the Company's cash investments. Other income (expense) consisted primarily of exchange rate gains and losses and discounts taken on early payment of invoices.

     In 1997, 1996, and 1995, interest expense was $2.3 million, $0.4 million and $0.5 million, respectively. The increase in interest expense from 1996 to 1997 was due primarily to increased borrowings on the line of credit and finance charges on the receivable purchase agreements. In 1997, 1996 and 1995, interest income and other income (expense), net was $2.6 million, $1.3 million and $0.7 million, respectively. The increase in 1997 and 1998 was due to the increase in average cash and cash equivalent balances for each of the years.

     Through fiscal 1997, contracts negotiated in foreign currencies have been limited to British pound sterling contracts, and any impact due to currency fluctuations has been insignificant. However, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of December 31, 1997, the Company had forward exchange contracts valued at approximately $21.9 million. The forward contracts generally have maturities of six months or less.

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

      In 1997, the Company used approximately $12.5 million in operating activities, primarily due to increases in accounts receivable, prepaid expenses, other accrued liabilities, other assets, and inventory of $19.4 million, $1.7 million, $4.7 million, $5.1 million and $20.8 million, respectively, and a decrease in notes receivable of $1.8 million, partially offset by increases in accounts payable, income taxes payable, and accrued employee benefits of $4.4 million, 3.9 million, and $2.0 million, respectively. These net uses of cash were partially offset further by net income of $18.9 million and depreciation and amortization expense of $8.2 million.

      During 1997, the Company expended approximately $27.8 million in investing activities consisting of approximately $3.1 million to purchase Technosystem and $7.8 million to purchase CSM, and $16.9 million to acquire capital equipment.

      In 1997, the Company generated approximately $88.1 million in financing its activities. The Company received approximately $97.5 million from its convertible debt offering, and approximately $4.0 million from issuing Common Stock pursuant to the Company's stock option and employee stock purchase plans. This was partially offset by payments of approximately $12.7 million to retire borrowing under the bank line of credit and approximately $0.7 million to retire a portion of the bank debt of Technosystem and Geritel.

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

     The Company's principal sources of liquidity as of December 31, 1997 consisted of approximately $88.1 million of cash and cash equivalents. The Company's principal sources of liquidity as of December 31, 1996 consisted of approximately $42.2 million of cash and cash equivalents. On March 3, 1997 the Company entered into an unsecured line of credit agreement with Union Bank of California which provided for borrowings of up to $17.5 million. The line of credit expired on March 31, 1998 or upon demand by the bank. Borrowings under the line bore interest at either a base interest rate or a variable interest rate. The agreement required the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. On September 17, 1997 the line of credit agreement was amended to provide for borrowings of up to $20 million, and on October 31, 1997, the loan agreement was amended to provide for borrowings of up to $25 million. On November 10, 1997, the Company terminated the line of credit agreement.

     On November 5, 1997, the Company issued $100,000,000 in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at a conversion price of $27.46 per share, at any time. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes will be paid semi-annually on May 1, and November 1 of each year. The Notes are subordinated to $0.8 million of indebtedness outstanding at December 31, 1997.

      At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for the Company's acquired entities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, and cash flow from operations, if any, will be adequate to fund its operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that the Company's financial resources are insufficient to fund the Company's activities, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting Operating Results -- Future Capital Requirements."

Acquisitions

      On February 24, 1997, the Company acquired 100% of the equity of Technosystem, a Rome, Italy-based company, with additional operations in Poland, for $3.3 million. The Company paid $2.6 million in cash and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem security holders as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products include audio/video modulators, converters, amplifiers, transponders, transmitters and microwave links. The Company accounted for the acquisition based on the purchase method of accounting and the results of operations of Technosystem are included in the Company's consolidated results for all periods subsequent to the date of acquisition.

      On March 7, 1997, the Company acquired substantially all of the assets of CSM, a Vienna, Virginia-based company, for $8.0 million in cash and 796,612 shares of P-Com, Inc. Common Stock valued at $14.5 million. As of the acquisition date, the Company paid $6.5 million of the $8.0 million cash payment, and the former partners of CSM may receive up to an additional $1,500,000 in cash over the next two years, subject to the satisfaction of certain indemnification obligations, and the 796,612 shares issued to the former partners may either increase or decrease in an amount of up to 15%, as determined pursuant to the terms of the asset purchase agreement. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies. The Company accounted for the acquisition based on the purchase method of accounting, and the results of operations of CSM are included in the Company's consolidated results for all periods subsequent to the date of acquisition.

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

      On August 18, 1997, the Company acquired all of the outstanding shares of capital stock of Telesys Limited, a United Kingdom-based company. The acquisition was not material to the Company's business, financial condition, or results of operations.

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


CERTAIN FACTORS AFFECTING OPERATING RESULTS

Significant Fluctuations in Results of Operations

      The Company has experienced and will in the future continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of the Company's current and potential customers is complex and lengthy, and the timing and amount of sales is difficult to predict reliably. The sale and implementation of the Company's products and services generally involves a significant commitment of the Company's senior management, sales force and other resources. The sales cycle for the Company's products and services typically involves a significant technical evaluation and commitment of cash and other resources, with the attendant delays frequently associated with, among other things: (i) existing and potential customers' seasonal purchasing and budgetary cycles; (ii) educating customers as to the potential applications of, and product-life cost savings associated with, using the Company's products and services; (iii) complying with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies that affect key operations; (iv) complying with governmental or other regulatory standards; (v) difficulties associated with each customer's ability to secure financing; and
(vi) negotiating purchase and service terms for each sale. Orders for the Company's products have typically been strongest towards the end of the calendar year. To the extent that this trend continues, the Company's results of operations will fluctuate from quarter to quarter.

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

      In connection with its efforts to ramp-up production of products and services, the Company expects to continue to make substantial capital investments in equipment and inventory, recruit and train additional personnel and possibly invest in additional manufacturing facilities. The Company anticipates that these expenditures will be made in advance of, and in anticipation of, increased sales and, therefore, that its gross margins will be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and that each cost category may increase as a percentage of revenues from time-to-time on a periodic basis. In addition, as the Company's customers increasingly require shipment of products at the time of ordering, the Company must forecast demand for each quarter and build up inventory accordingly. Though the Company is not currently considering any restructuring charges, inventory write-downs, or provisions for the impairment of long-lived assets, such increases in inventory could materially adversely affect the Company's operations, if such inventory were not utilized or becomes obsolete.

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

      As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. The Company is currently pursuing numerous acquisitions; however, except as set forth in this Annual Report on Form 10 K/A, no material acquisition has become the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

      The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers and the Company's increasing reliance on contract manufacturers and suppliers involves several risks, many of which the Company has been experiencing, including an inability to obtain an adequate supply of finished products and required components and subassemblies, and reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. The Company does not have long-term supply agreements with its manufacturers or suppliers. Manufacture of the Company's products and certain of these components and subassemblies is an extremely complex process, and the Company has from time to time experienced and may in the future continue to experience problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Certain of the Company's suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance that would require the Company to seek alternative sources of supply, or to manufacture its finished products or such components and subassemblies internally, could delay the Company's ability to ship its systems, which could damage relationships with current or prospective customers and have a material adverse effect on the Company's business, financial condition and results of operations.

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

For example, the Company experienced difficulties due to the acquired businesses utilizing differing business and accounting systems, currencies, and a variety of unique customs, culture, and language barriers. Additionally, the products and associated marketing and sales processes differ for each acquisition. This inability may cause inefficiencies, additional operational complexities and expenses and greater risks of billing delays, inventory write-offs and financial reporting difficulties. The Company must establish and improve a variety of systems, procedures and controls to more efficiently coordinate its activities in its acquired (and to be acquired) companies and their facilities in Rome and Milan, Italy, France, Poland, the United Kingdom, New Jersey, Florida, Virginia and elsewhere. There can be no assurance that significant problems in these areas will not re-occur. Any failure to expand these areas and implement and improve such systems, procedures and controls, including improvements relating to inventory control, in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the Company must successfully manage the transition to higher internal and external volume manufacturing, including the establishment of adequate facilities, the control of overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of its third party manufacturers and suppliers. Although the Company has substantially increased the number of its manufacturing personnel and significantly expanded its internal and external manufacturing capacity, there can be no assurance that the Company will not experience manufacturing or other delays or problems that could materially adversely affect the Company's business, financial condition or results of operations.

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

International Operations; Risks of Doing Business in Developing Countries

      Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired two Italy-based companies, Technosystem S.p.A. and Geritel S.p.A., and two United Kingdom-based companies, RT Masts Limited and Telesys Limited. In addition, the acquisition of the assets of the Wireless Group of Cylink Corporation (the "Cylink Wireless Group"), a division with substantial international operations, is scheduled to be completed on March 28, 1998 and April 1, 1998. The Company will acquire the assets of the Cylink Wireless Group for $63.0 million, including $46.0 million in cash, $14.5 million in a short-term, non-interest bearing, unsecured, promissory note due July 6, 1998, and $2.5 million of direct acquisition costs. The transaction is expected to be accounted for using the purchase method; accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition.

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

ITEM 8. FINANCIAL STATEMENTS

                                   P-COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Accountants...........................................41

Consolidated Balance Sheets at December 31, 1997 and 1996...................42

Consolidated Statements of Operations for the years ended December 31,
   1997, 1996, and 1995.....................................................43

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996, and 1995........................................44

Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995......................................................45

Notes to Consolidated Financial Statements..................................46

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

PRICE WATERHOUSE LLP

San Jose, California
January 22, 1998 (except for Note 10
which is as of March 28, 1998)

                                   P-COM, INC.

                           CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data and per share data)

                                                              December 31,
                                                            1997         1996
                                                          ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                              $  88,145    $  42,226
   Accounts receivable, net of allowance for doubtful
     accounts of $2,521 in 1997 and $580 in 1996             70,883       48,804
   Notes receivable                                             205        2,013
   Inventory                                                 58,003       32,947
   Prepaid expenses                                          12,329        6,261
                                                          ---------    ---------
     Total current assets                                   229,565      132,251
Property and equipment, net                                  32,313       20,585
Goodwill and other assets                                    43,643        2,616
                                                          ---------    ---------
                                                          $ 305,521    $ 155,452
                                                          =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  38,043    $  27,633
   Accrued employee benefits                                  3,930        1,378
   Other accrued liabilities                                  6,255        7,819
   Income taxes payable                                       6,409        2,494
   Notes payable                                                293        2,116
                                                          ---------    ---------
     Total current liabilities                               54,930       41,440
                                                          ---------    ---------

Long-term debt                                              101,690          914
                                                          ---------    ---------

Minority interest                                               604          619
                                                          ---------    ---------

Commitments (Note 8)

Stockholders' equity:
   Preferred stock, $0.0001 par value, 2,000,000 shares
     authorized; no shares outstanding                         --           --
   Common Stock, $0.0001 par value; 95,000,000 shares
     authorized; 42,664,077 and 40,837,206 shares
     issued and outstanding at December 31, 1997 and
     1996, respectively                                           4            4
   Additional paid-in capital                               131,735      112,913
   Retained earnings (accumulated deficit)                   18,380         (511)
                                                          ---------    ---------
   Cumulative translation adjustment                         (1,822)          73
                                                          ---------    ---------
     Total stockholders' equity                             148,297      112,479
                                                          ---------    ---------
                                                          $ 305,521    $ 155,452
                                                          =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                        Year ended December 31,
                                     1997         1996         1995
                                   --------     --------     --------
Sales

 Product                           $190,545     $101,853     $ 52,856
 Services                            30,157       19,100       11,607
                                   --------     --------     --------
  Total sales                       220,702      120,953     $ 64,463
                                   --------     --------     --------

Cost of sales

 Product                            110,267       60,362       29,949
 Services                           189,968       13,696        7,507
                                   --------     --------     --------
  Total cost of sales               129,235       74,058       37,456
                                   --------     --------     --------

 Gross profit                        91,467       46,895       27,007
                                   --------     --------     --------

Operating expenses:

 Research and development            29,127       20,163       12,284
 Selling and marketing               15,696        7,525        4,837
 General and administrative          16,948       10,283        5,573
                                   --------     --------     --------
  Total operating expenses           61,771       37,971       22,694
                                   --------     --------     --------
Income from operations               29,696        8,924        4,313
Interest expense                     (2,315)        (441)        (467)
Income income                         1,557        1,331          768
Other income (expense),net            1,005       16,157         (134)
                                   --------     --------     --------
Income before income taxes           29,943        9,830        4,480
Provision for income taxes           11,052          956          761
                                   ========     ========     ========
Net income                         $ 18,891     $  8,874     $  3,719
                                   ========     ========     ========

Net income per share:

    Basic                          $   0.45     $   0.23     $   0.11
                                   ========     ========     ========
    Diluted                        $   0.43     $   0.22     $   0.11
                                   ========     ========     ========

 The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (In thousands, except share data)

                                                                                                            Retained
                                                      Preferred Stock         Common Stock      Additional  Earnings     Cumulative
                                                    --------------------  --------------------   Paid-In  (Accumulated  Translation
                                                      Shares      Amount     Shares    Amount    Capital    Deficit)     Adjustment
                                                    -----------   ------  -----------  ------   --------    --------     ----------
Balance at December 31, 1994                         19,206,344   $    2    5,846,052  $   --   $ 19,144   $(13,119)     $    --

Issuance of Common Stock in public stock
 offerings, net of issuance cost                             --       --    9,260,000       1     36,950         --           --
Conversion of Preferred Stock into Common Stock
 upon initial public offering                       (19,206,344)      (2)  19,206,344       2         --         --           --
Issuance of Common Stock upon exercise of stock
 options and warrants                                        --       --      945,460      --         71         --           --
Issuance of Common Stock upon exercise of
 warrants                                                    --       --      217,304      --         --         --           --
Issuance of options and warrants in exchange for
 services                                                    --       --           --      --        284         --           --
Issuance of Common Stock under employee stock
 purchase plan                                               --       --       51,868      --        165         --           --
Distribution of retained earnings                            --       --           --      --         --         40           --
Net income                                                   --       --           --      --         --      3,719           --
                                                    -----------   ------  -----------  ------   --------   --------      -------
Balance at December 31, 1995                                 --       --   35,527,028       3     56,614     (9,360)          --

Issuance of Common Stock in public offerings,
 net of issuance costs                                       --       --    4,196,970       1     52,531         --           --
Issuance of Stock for the purchase of ACS                    --       --      140,000      --      1,698         --           --
Issuance of Stock upon exercise of stock
 options and warrants                                        --       --      784,408      --      1,353         --           --
Issuance of Common Stock under employee stock
 purchase plan                                               --       --      188,800      --        717         --           --
Cumulative translation adjustment                            --       --           --      --         --         --           73
Distribution of retained earnings                           (25)
Net income                                                   --       --           --      --         --      8,874           --
                                                    -----------   ------  -----------  ------   --------   --------      -------
Balance at December 31, 1996                                 --       --   40,837,206       4    112,913       (511)          73

Conversion of shareholders' loan to equity by Geritel        --       --           --      --        368         --           --
Issuance of Stock for the purchase of CSM                    --       --      796,612      --     14,500         --           --
Issuance of Common Stock upon exercise of stock
 options and warrants                                        --       --      878,385      --      2,912         --           --
Cumulative translation adjustment                            --       --           --      --         --         --       (1,895)
Issuance of Common Stock under employee stock
 purchase plan                                               --       --      151,874      --      1,042         --           --
Net income                                                   --       --           --      --         --     18,891           --
                                                    -----------   ------  -----------  ------   --------   --------      -------
Balance at December 31, 1997                                 --   $   --   42,664,077  $    4   $131,735   $ 18,380      $(1,822)
                                                    ===========   ======  ===========  ======   ========   ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                      Year ended December 31,
                                                                   1997        1996        1995
                                                                 --------    --------    --------
Cash flows from operating activities:
  Net income                                                     $ 18,891    $  8,874    $  3,719
  Adjustments to reconcile net income to net cash used in
   operating activities, net of effect of acquisitions:
    Depreciation                                                    6,013       5,152       1,554
    Amortization of goodwill                                        2,207         105          --
    Change in minority interest                                       (15)        619          --
    Non-cash charges                                                   --          --         284
    Change in assets and liabilities:
      Accounts receivable                                         (19,375)    (24,663)    (14,301)
      Notes receivable                                              1,808      (2,513)         --
      Inventory                                                   (20,807)    (14,773)    (13,519)
      Prepaid expenses                                             (1,698)     (2,031)     (3,693)
      Other assets                                                 (5,097)        139          (1)
      Accounts payable                                              4,443      14,499       6,743
      Accrued employee benefits                                     1,967         526          12
      Other accrued liabilities                                    (4,746)      5,549         905
      Income taxes payable                                          3,915       2,590           9
                                                                 --------    --------    --------
        Net cash used in operating activities                     (12,494)     (5,927)    (18,288)
                                                                 --------    --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment                           (16,922)    (14,078)     (7,339)
  Acquisitions, net of cash acquired                              (10,855)     (2,714)         --
        Net cash used in investing activities                     (27,777)    (16,792)     (7,339)
                                                                 --------    --------    --------
Cash flows from financing activities:
  Payments on capitalized lease obligations                            --          --      (1,229)
  Proceeds (payments) of notes payable                            (12,651)      1,425      (3,091)
  Proceeds from stock issuance, net of expenses                     3,955      54,576      37,225
  Payments of long term debt, net                                    (719)         --          --
  Proceeds from convertible debt offering, net                     97,500          --          --
        Net cash provided by financing activities                  88,085      56,001      32,905
                                                                 --------    --------    --------

Effect of exchange rate changes on cash                            (1,895)         73          --
                                                                 --------    --------    --------

Net increase in cash and cash equivalents                          45,919      33,355       7,278

Cash and cash equivalents at the beginning of the period           42,226       8,871       1,593
                                                                 --------    --------    --------
Cash and cash equivalents at the end of the period               $ 88,145    $ 42,226    $  8,871
                                                                 ========    ========    ========
Supplemental cash flow disclosures:
  Cash paid for income taxes                                     $  5,610    $    217    $    352
                                                                 ========    ========    ========
  Cash paid for interest                                         $    656    $    133    $    171
                                                                 ========    ========    ========
  Stock issued in connection with the acquisition of CSM & ACS   $ 14,500    $  1,698    $     --
                                                                 ========    ========    ========
  Stock options and warrants for services                        $     --    $     --    $    284
                                                                 ========    ========    ========
  Conversion of shareholder's loan to equity by Geritel          $    368    $     --    $     --
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

     At December 31, 1997 and 1996, approximately 47% and 56%, respectively, of trade accounts receivable represents amounts due from four customers. The Company has an agreement with a bank to sell, without recourse, certain of its trade accounts receivable. During 1997 and 1996, the Company sold $12 million and $4 million respectively, of its trade accounts receivable. For this service, the banks received a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. In 1997, 1996 and 1995, there were no material gains or losses on accounts receivable sold without recourse.

     Off-balance sheet risk

     The Company enters into foreign forward exchange contracts to reduce the impact of currency fluctuations of anticipated sales to British customers. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results.

     The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. The Company considers purchase orders from customers to be firm commitments for purposes of designating foreign forward exchange contracts as hedges. As such, gains or losses on a contract are deferred and included in other income (expense) when the underlying contract is recognized. Losses are not deferred, however, if it is estimated that deferral would lead to recognizing losses in later periods. The Company does not enter into speculative forward exchange contracts. At December 31, 1997 and 1996, the Company had forward contracts to sell approximately $13.3 million and $25.0 million in British Pounds, respectively. The fair value of forward exchange contracts, which was determined based on a comparison of the exchange rate per the contract and the market exchange rate on December 31, 1997, approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

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

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                                        Year Ended December 31,
                                                       1997      1996      1995
                                                     -------   -------   -------

Numerator for basic earnings per share - net income $18,891 $ 8,874 $ 3,719 Effect of dilutive securities:
  Interest expense on convertible notes                  397        --        --
                                                     -------   -------   -------
Numerator for diluted earnings per common share      $19,288   $ 8,874   $ 3,719
                                                     =======   =======   =======

Denominator for basic earnings per common share       42,175    38,762    32,645
Effect of dilutive securities:
  Stock options and warrants                           1,826     1,845     2,208
  Convertible notes                                      569        --        --

                                                     -------   -------   -------
Denominator for diluted earnings per common share     44,570    40,607    34,853
                                                     =======   =======   =======

Income from continuing operations before
  extraordinary items per common share:
  Basic                                              $  0.45   $  0.23   $  0.11
                                                     =======   =======   =======
  Diluted                                            $  0.43   $  0.22   $  0.11
                                                     =======   =======   =======


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

NOTE 2 -- BALANCE SHEET COMPONENTS (in thousands):

                                                        December 31,
                                                     1997          1996
                                                  ----------    ----------
              Inventory:

                Raw materials                      $   9,695     $   8,681
                Work-in-process                       32,472        17,229
                Finished goods                        15,836         7,037
                                                  ----------    ----------
                                                   $  58,003     $  32,947
                                                  ==========    ==========

              Property and equipment:
                Tooling and test equipment         $  31,603     $  20,326
                Computer equipment                     4,950         2,754
                Furniture and fixtures                 4,979         2,573
                Land and buildings                     1,389         1,544
                Construction-in-process                3,294         1,817
                                                  ----------    ----------
                                                      46,215        29,014
                Less accumulated depreciation        (13,902)       (8,429)
                                                  ----------    ----------
                                                   $  32,313     $  20,585
                                                  ==========    ==========

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

NOTE 4 -- CAPITAL STOCK:

     Preferred Stock. Under the Company's Restated Certificate of Incorporation, the Company is authorized to issue 2,000,000 shares of Preferred Stock, par value $0.0001 per share. The Board of Directors has the authority, without action by the stockholders, to designate and issue preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each series. In connection with the Stockholder Rights Agreement described below, the Board of Directors designated 750,000 of such shares as series A Junior participating Preferred Stock.

     Common Stock. In March 1995, the Company received net proceeds of $26.1 million from the sale of 7,820,000 shares of Common Stock in the Offering, which was declared effective by the Securities and Exchange Commission on March 2, 1995. In September 1995, the Company received net proceeds of $10.8 million from the sale of 1,440,000 shares of Common Stock in a follow-on public offering. In May 1996, the Company received net proceeds of $52.5 million from the sale of 4,196,970 shares of Common Stock in a follow-on public offering. Earnings per share for the year ended December 31, 1996 reflects the shares issued on a weighted average computation from the date of their issuance and therefore does not include the full dilutive effect of these shares.

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

NOTE 5 -- ACQUISITIONS:

     On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in Poland, for aggregate proceeds of $3.3 million and the assumption of long-term debt of approximately $12.7 million in addition to other liabilities. The Company paid $2.6 million in cash and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem security holders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products includes audio/video modulators, converters, amplifiers, transponders and transmitters and microwave links.

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

     The total purchase price of the acquisitions of CSM and Technosystem was as follows (in thousands):

                                   Technosystem      CSM        Total
                                   ------------      ---        -----

     Cash payment..................   $  2,600     $  8,000   $  10,600
     Contingent consideration......        700           --         700
     Issuance of common stock......         --       14,500      14,500
     Expenses......................        471          128         599
                                      --------     --------   ---------
         Total.....................   $  3,771     $ 22,628   $  26,399
                                      ========     ========   =========


     The allocation of the purchase price of the acquisitions of CSM and Technosystem is as follows (in thousands):

                                         Technosystem        CSM        Total
                                       ----------------  ---------- -----------
     Cash and cash equivalents.........  $       14      $    330   $      344
     Accounts receivable...............       2,704            --        2,704
     Inventory.........................       4,196            53        4,249
     Other current assets..............       1,870            --        1,870
     Property and equipment............         597           222          819
     Non-current assets................         129             5          134
     Intangible assets.................      15,775        22,228       38,003
     Current liabilities assumed.......      (8,824)         (210)      (9,034)
     Long-term debt....................     (12,690)           --      (12,690)
                                       ----------------  ---------- -----------
         Total.........................  $    3,771      $ 22,628   $   26,399
                                       ================  ========== ===========

     The unaudited pro forma combined results of operations of the Company, Technosystem and CSM for the year ended December 31, 1997 and 1996 after giving effect to certain pro forma adjustments are as follows (in thousands, except per share amount):

                                                      1997         1996
                                                      ----         ----

                 Sales........................   $  233,412     $  147,802
                                                 ==========     ==========
                 Net income...................   $   18,031     $   12,158
                                                 ==========     ==========
                 Net income per share
                    Basic.....................   $     0.43     $     0.31
                                                 ==========     ==========
                    Diluted...................   $     0.41     $     0.30
                                                 ==========     ==========

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


                                       Year Ended December 31,
                                       -----------------------
                                    1997         1996         1995
                                 ---------    ---------    ---------
            Sales:
              P-Com              $ 202,757    $  97,515    $  42,805
              CRC                      713        4,338       10,041
              RT Masts              12,035       15,472        5,168
              Telematics             5,197        3,628        6,449
                                 ---------    ---------    ---------
                                 $ 220,702    $ 120,953    $  64,463
                                 =========    =========    =========

            Net income (loss):
              P-Com              $  20,375    $  14,068    $   2,585
              CRC                   (1,254)      (5,196)         237
              RT Masts                (537)         101          133
              Telematics               307          (99)         764
                                 ---------    ---------    ---------
                                 $  18,891    $   8,874    $   3,719
                                 =========    =========    =========

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

                                                 1997      1996       1995
                                                 ----      ----       ----

   Net income           As reported            $ 18,891   $ 8,874    $ 3,719
                        Pro forma              $ 11,221   $ 4,883    $ 2,100

   Net income per share As reported - Basic    $   0.45   $  0.22    $  0.11
                        Pro forma - Dilutive   $   0.43   $  0.23    $  0.11

                        Pro forma - Basic      $   0.27   $  0.13    $  0.06
                        Pro forma - Dilutive   $   0.25   $  0.12    $  0.06

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

The following table summarizes stock option activity under the Company's 1992 and 1995 Plans.

                                              1997                    1996                    1995
                                     -----------------------   --------------------   --------------------
                                                   Weighted               Weighted                Weighted
                                        Shares      Average    Shares     Average     Shares       Average
                                                   Exercise               Exercise                Exercise
                                                     Price                 Price                   Price
                                      ------------ --------    ---------  ---------   ---------   --------
Outstanding at beginning of year       3,778,688     $  7.14   2,854,872   $   3.08   2,034,924   $   0.24
Granted                                3,317,712       16.73   2,164,500       9.97   1,742,044       5.05
Exercised                               (878,385)       3.31    (784,408)      1.73    (632,584)      0.12
Forfeited                               (211,976)      11.41    (456,276)      4.74    (289,512)      1.38
                                      ------------             ----------             ---------
Outstanding at end of year             6,006,039       12.65   3,778,688       7.14   2,854,872       3.08
                                      ============             ==========             =========

Options exercisable at year-end        2,970,244               3,524,284              2,833,672

Weighted-average fair value of         $    7.54               $    4.78              $    2.11
    options granted during the year


     The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                     Options Outstanding                  Options Exercisable
                       ---------------------------------------------- ---------------------------
                                   Weighted-Average
        Range of                      Remaining      Weighted-Average            Weighted-Average
     Exercise Prices       Shares  Contractual Life  Exercise Price      Shares   Exercise Price
     ---------------    ---------  ----------------  --------------    --------   --------------
     $0.05  -    4.75     707,239         7.0           $ 2.33           678,667       $ 2.34
      6.56  -    9.75   1,634,836         8.3             8.66         1,007,095         8.19
     10.06  -   14.88     845,378         8.9            12.94           423,300        12.66
     15.13  -   19.44   2,562,936         9.4            16.95           860,970        17.73
     21.09  -   25.75     255,650         9.8            22.69                --           --
                       ==========                                    ===========
                        6,006,039                                      2,970,244

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

NOTE 7 -- INCOME TAXES:

     Income before income taxes consists of the following (in thousands):

                                         Year ended December 31,
                                     1997          1996         1995
                                     ----          ----         ----

                 Domestic         $  26,390    $    9,962     $  4,286
                 Foreign              3,553          (132)         194
                                  ---------    ----------     --------
                                  $  29,943    $    9,830     $  4,480
                                  =========    ==========     ========


     The provision for income taxes comprises the following (in thousands):

                                            Year ended December 31,
                                        1997           1996        1995
                                        ----           ----        ----

                 Current:
                    Federal           $  7,850       $ 2,543      $  597
                    State                  268            27         104
                    Foreign              2,920            97          60
                                      --------       -------      ------
                                        11,038         2,667         761
                                      --------       -------      ------

                 Deferred:
                    Federal               (217)       (1,617)         --
                    State                  231           (94)         --
                                      --------       -------      ------
                                            14        (1,711)         --
                                      --------       -------      ------
                             Total    $ 11,052       $   956      $  761
                                      ========       =======      ======

     Deferred tax assets consist of the following (in thousands):

                                                          December 31,
                                                    1997      1996      1995
                                                    ----      ----      ----

     Net operating loss carryforwards            $ 2,032    $ 1,897   $ 3,146
     Credit carryforwards                            615        615     1,364
     Capitalized research and development costs      156        335       482
     Start-up costs                                  202        376       429
     Reserves and other                            1,339      1,000       494
                                                 -------    -------   -------
                                                   4,344      4,223     5,915
     Valuation allowance                          (2,647)    (2,512)   (5,915)
                                                 -------    -------   -------
                                                 $ 1,697    $ 1,711   $    --
                                                 =======    =======   =======

     Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                         Year ended December 31,
                                                             1997         1996
                                                             ----         ----

         U.S. federal statutory rate                         35.0%        35.0%
         State income taxes, net of federal tax benefit       1.1          6.0
         Change in valuation allowance                         --        (36.6)
         Benefit from foreign sales corporation              (2.3)          --
         Research and development tax credit                 (7.3)          --
         Foreign income taxed at different rate               4.8           --
         Other, net                                           5.6          5.0
                                                             ----          ---
                                                             36.9%         9.4%
                                                             ====          ===


NOTE 8 -- COMMITMENTS:

Lease obligations

      The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's operating leases at December 31, 1997 are as follows (in thousands):

             Year ending December 31,

             1998.................................  $    2,934
             1999.................................       2,972
             2000.................................       2,672
             2001.................................       1,813
             Thereafter...........................       3,690
                                                    ----------
                                                    $   14,081
                                                    ==========

Rent expense for all operating leases was approximately$2,205,000, $1,369,000 and $467,000 in 1997, 1996, and 1995, respectively.

NOTE 9 -- GEOGRAPHIC SALES AND MAJOR CUSTOMERS:

The following is a summary of the Company's sales by geographic area:

                                                   Year ended December 31,
                                                 1997       1996        1995
                                               -------    -------     -------
             Europe                                52%        64%         78%
             United States                         33         33          22
             Asia                                   9          3          --
             Africa                                 3         --          --
             Australia                              1         --          --
             Middle East                            1         --          --
             Central and South America              1         --          --
                                               -------    -------     -------
                                                 100%       100%        100%
                                               =======    =======     =======

The following table summarizes the percentage of sales accounted for by the Company's significant customers with sales of 10% or more:

                                      Year ended December 31,

                                  1997           1996           1995
                                  ----           ----           ----
             Customer A            11%            12%            14%
             Customer B            16             18             14
             Customer C            --             11             --
             Customer D            --             11             --
             Customer E            --             11             --
             Customer F            --             --             10


NOTE 10 -- SUBSEQUENT EVENTS:

      On March 28, 1998, and April 1, 1998, the Company acquired substantially all of the assets of the Wireless Communications Group of Cylink Corporation, a Sunnyvale, California-based company, for $46 million in cash and $14.5 million in a short-term, non interest bearing unsecured subordinated promissory note. The Wireless Communications Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. Upon closing of the transaction, the Company will account for the acquisition based on the purchase method of accounting. The Company expects to incur acquisition expenses of $2.5 million and a one-time research and development charge of approximately $15.4 million.

Selected Quarterly Financial Data (Unaudited)

                                              Three Months Ended
                    -----------------------------------------------------------------------------
                    Dec. 31  Sept. 30   June 30  March 31   Dec. 31  Sept. 30   June 30  March 31
                      1997      1997      1997      1997      1996      1996      1996      1996
                      ----      ----      ----      ----      ----      ----      ----      ----
Sales               $64,226   $51,473   $48,914   $38,144   $33,743   $26,432   $19,788   $17,552

Gross profit        $27,892   $22,304   $20,537   $15,408   $14,570   $11,144   $11,388   $ 7,127

Net income          $ 8,065   $ 5,096   $ 4,201   $ 3,014   $ 6,177   $ 4,149   $ 2,384   $ 1,358

Income per share:
  Basic             $  0.19   $  0.12   $  0.10   $  0.08   $  0.16   $  0.11   $  0.07   $  0.04
  Diluted           $  0.18   $  0.12   $  0.10   $  0.07   $  0.15   $  0.10   $  0.06   $  0.04


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

                                              Three Months Ended
                    -----------------------------------------------------------------------------
                    Dec. 31  Sept. 30   June 30  March 31   Dec. 31  Sept. 30   June 30  March 31
                      1997      1997      1997      1997      1996      1996      1996      1996
                      ----      ----      ----      ----      ----      ----      ----      ----
Sales               $64,226   $57,191   $55,058   $44,227   $41,587   $31,780   $25,161   $22,425

Gross profit        $27,892   $24,117   $22,683   $16,775   $16,357   $12,690   $ 9,672   $ 8,176

Net income          $ 8,065   $ 4,036   $ 5,111   $ 1,679   $ 4,892   $ 2,827   $ 1,061   $    94

Income per share:
  Basic             $  0.19   $  0.10   $  0.12   $  0.04   $  0.12   $  0.07   $  0.03   $  --
  Diluted           $  0.18   $  0.09   $  0.12   $  0.04   $  0.11   $  0.07   $  0.03   $  --


ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 11. DIRECTORS AND OFFICERS OF THE REGISTRANT.

     The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this Form 10-K/A Annual Report.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form 10-K/A:

     1. Financial Statements. The following Consolidated Financial Statements of P-COM, Inc. and its subsidiaries are included in Item 8 of this Annual Report on Form 10-K/A:

     Form 10K

                                                                     Page Number
                                                                     -----------

     Report of Independent Accountants................................    41

     Consolidated Balance Sheets at December 31, 1997 and 1996........    42

     Consolidated Statements of Operations for the
     years ended December 31, 1997, 1996 and 1995.....................    43

     Consolidated Statements of Stockholders'
     Equity for the years ended December 31,
     1997, 1996, and 1995.............................................    44

     Consolidated Statements of Cash Flows for
     the years ended December 31, 1997,
     1996 and 1995....................................................    45

     Notes to Consolidated Financial Statements.......................    46

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

            24.1        Power of Attorney (see page 66).

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1999.

                                  P-COM, INC.

Date: April 30, 1999         By:  /s/ George P. Roberts
                                  -----------------------------------
                                  George P. Roberts
                                  Chairman of the Board and Chief Executive
                                  Officer (Principal Executive Officer)

Date: April 30, 1999         By:  /s/ Robert E. Collins
                                  -----------------------------------
                                  Robert E. Collins
                                  Chief Financial Officer and Vice President,
                                  Finance and Administration (Principal
                                  Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 30, 1999            By  /s/ George P. Roberts
                                    -----------------------------------
                                    George P. Roberts
                                    Chairman of the Board and
                                    Chief Executive Officer

Date: April 30, 1999            By: /s/ Robert E. Collins
                                    -----------------------------------
                                    Robert E. Collins
                                    Chief Financial Officer, Vice President,
                                    Finance and Administration

Date: April 30, 1999            By: /s/     *
                                    -----------------------------------
                                    Gill Cogan
                                    Director of the Company

Date: April 30, 1999            By: /s/     *
                                    -----------------------------------
                                    John A. Hawkins
                                    Director of the Company

Date: April 30, 1999            By: /s/     *
                                    -----------------------------------
                                    M. Bernard Puckett
                                    Director of the Company

Date: April 30, 1999            By: /s/     *
                                    -----------------------------------
                                    James J. Sobczak
                                    Director of the Company

*By George P. Roberts, Attorney-in-fact