Form 10-Q
period 1999-03-31
P COM INC
filed 1999-05-17
CIK 935493

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               _______________
                                   FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999.

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

              Yes [X]   No [ ]

As of May 6, 1999, there were 48,967,028 shares of the Registrant's Common Stock outstanding, par value $0.0001.

This quarterly report on Form 10-Q Consists of 40 pages of which this is page 1. The Exhibit Index appears on page 40.

                                 P-COM, INC.
                              TABLE OF CONTENTS


                                                                         Page
PART I.   Financial Information                                         Number
          ---------------------                                         ------

 Item 1   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998........................................    3

          Condensed Consolidated Statements of Operations for the
          three month periods ended March 31, 1999 and 1998............    4

          Condensed Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 1999 and 1998............    5

          Notes to Condensed Consolidated Financial Statements.........    6

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................   11

PART II.  Other Information
          -----------------

 Item 1   Legal Proceedings............................................   36

 Item 2   Changes in Securities........................................   37

 Item 3   Defaults Upon Senior Securities..............................   37

 Item 4   Submission of Matters to a Vote of Security Holders..........   37

 Item 5   Other Information............................................   37

 Item 6   Exhibits and Reports on Form 8-K.............................   37

Signatures.............................................................   39

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.

                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 March 31,       December 31,
                                                                                   1999              1998
                                                                                (unaudited)
                                                                              ----------------  ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  20,884         $  29,241
  Accounts receivable, net                                                              44,712            50,533
  Inventory                                                                             75,447            79,026
  Prepaid expenses and notes receivable                                                 19,390            21,949
                                                                              ----------------  ----------------
     Total current assets                                                              160,433           180,749

Property and equipment, net                                                             49,153            52,086
Deferred income taxes                                                                    9,678             9,678
Goodwill and other assets                                                               71,258            71,845
                                                                              ----------------  ----------------
                                                                                     $ 290,522         $ 314,358
                                                                              ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $  30,568         $  39,618
  Accrued employee benefits                                                              3,779             3,345
  Other accrued liabilities                                                              8,063            10,318
  Notes payable                                                                         46,325            46,360
                                                                              ----------------  ----------------
     Total current liabilities                                                          88,735            99,641
                                                                              ----------------  ----------------

Long-term debt                                                                          68,385            92,769
                                                                              ----------------  ----------------

Series B Mandatorily Redeemable Convertible Preferred Stock                             13,559            13,559
                                                                              ----------------  ----------------

Mandatorily Redeemable Common Stock Warrants                                             1,839             1,839
                                                                              ----------------  ----------------

Stockholders' equity:
  Series A Preferred Stock                                                                   -                 -
  Common Stock                                                                               5                 5
  Additional paid-in capital                                                           163,613           145,246
  Accumulated deficit                                                                  (44,575)          (38,783)
  Accumulated other comprehensive income                                                (1,039)               82
                                                                              ----------------  ----------------
     Total stockholders' equity                                                        118,004           106,550
                                                                              ----------------  ----------------
                                                                                     $ 290,522         $ 314,358
                                                                              ================  ================


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                                Three months ended March 31,
                                                                                   1999              1998
                                                                             ---------------   ---------------
Sales:
  Product                                                                           $ 27,634          $ 51,421
  Service                                                                             10,414             7,216
                                                                             ---------------   ---------------
     Total sales                                                                      38,048            58,637
                                                                             ---------------   ---------------
Cost of sales:
  Product                                                                             19,075            28,847
  Service                                                                              7,573             4,665
                                                                             ---------------   ---------------
     Total cost of sales                                                              26,648            33,512
                                                                             ---------------   ---------------
Gross profit                                                                          11,400            25,125
                                                                             ---------------   ---------------
Operating expenses:
  Research and development                                                             9,640             7,728
  Selling and marketing                                                                5,135             4,225
  General and administrative                                                           5,701             3,891
  Goodwill amortization                                                                2,054               698
  Acquired in-process research and development                                             -            15,442
                                                                             ---------------   ---------------
     Total operating expenses                                                         22,530            31,984
                                                                             ---------------   ---------------

Loss from operations                                                                 (11,130)           (6,859)
Interest expense                                                                      (2,318)           (1,766)
Interest income                                                                          221               882
Other income (expense), net                                                              151                20
                                                                             ---------------   ---------------
Loss before extraordinary item and income taxes                                      (13,076)           (7,723)
Provision (benefit) for income taxes                                                       -            (2,626)
                                                                             ---------------   ---------------
Loss before extraordinary item                                                       (13,076)           (5,097)
Extraordinary item: retirement of Notes                                                7,284                 -
                                                                             ---------------   ---------------
Net loss                                                                            $ (5,792)         $ (5,097)
                                                                             ===============   ===============
Basic and diluted loss per share:
  Loss before extraordinary item                                                    $  (0.27)         $  (0.12)
  Extraordinary item                                                                    0.15                 -
                                                                             ---------------   ---------------
  Net loss                                                                           $ (0.12)         $  (0.12)
                                                                             ===============   ===============
Shares used in per share computation:
  Basic and diluted                                                                   48,198            42,951
                                                                             ===============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                Three months ended March 31,
                                                                                   1999               1998
                                                                             ---------------    ---------------
Cash flows from operating activities:
  Net loss                                                                          $ (5,792)          $ (5,097)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation                                                                        4,201              2,923
   Amortization of goodwill                                                            2,054                698
   Change in minority interest                                                             -                101
   Deferred income taxes                                                                   -             (5,158)
   Acquired in-process research and development                                            -             15,442
   Non-cash effect of retirement of Notes                                             (7,284)                 -

  Change in assets and liabilities (net of acquisition balances):
   Accounts receivable                                                                 5,821             (3,214)
   Inventory                                                                           3,579            (11,736)
   Prepaid expenses and notes receivable                                               2,559             (3,187)
   Goodwill and other assets                                                          (1,467)            (1,859)
   Accounts payable                                                                   (9,050)            (1,205)
   Accrued employee benefits                                                             434             (1,120)
   Other accrued liabilities                                                          (2,255)             4,264
   Income taxes payable                                                                    -              2,840
                                                                             ---------------    ---------------
     Net cash used in operating activities                                            (7,200)            (6,308)
                                                                             ---------------    ---------------

Cash flows from investing activities:
  Acquisition of property and equipment                                               (1,268)            (9,805)
  Cash paid in business combinations, net of cash acquired                                 -            (48,874)
                                                                             ---------------    ---------------
       Net cash used in investing activities                                          (1,268)           (58,679)
                                                                             ---------------    ---------------
Cash flows from financing activities:
  Payments under capital lease obligation                                               (137)                 -
  Proceeds (payments) of notes payable                                                   (35)               517
  Proceeds from the issuance of Common Stock                                             112              2,430
  Proceeds from long-term debt                                                         1,292                  -
                                                                             ---------------    ---------------
     Net cash provided by financing activities                                         1,232              2,947
                                                                             ---------------    ---------------
Effect of exchange rate changes on cash                                               (1,121)              (183)
                                                                             ---------------    ---------------
Net decrease in cash and cash equivalents                                             (8,357)           (62,223)
Cash and cash equivalents at the beginning of the period                              29,241             88,145
                                                                             ---------------    ---------------
Cash and cash equivalents at the end of the period                                  $ 20,884           $ 25,922
                                                                             ===============    ===============
Supplemental cash flow disclosures:
  Cash paid for income taxes                                                        $    330           $    676
                                                                             ===============    ===============
  Cash paid for interest                                                            $  2,521           $    345
                                                                             ===============    ===============
  Exchange of Convertible Subordinated Notes for Common Stock                       $ 25,539           $      -
                                                                             ===============    ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's audited 1998 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

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


2. NET LOSS PER SHARE

   For purpose of computing diluted loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. For the three months ended March 31, 1999, options to purchase approximately 1,922,005 shares of Common Stock were excluded from the computation. For the three months ended March 31, 1999, the assumed conversion of the 4 1/4% Convertible Subordinated Notes ("Notes") into 2,472,246 shares of Common Stock was not included in the computation of diluted loss per share because the effect would be antidilutive.

3. RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive net income (loss) was as follows (in thousands, unaudited):

                                                Three Months Ended
                                                     March 31,
                                               1999            1998
                                          --------------  --------------

Net loss                                      $   (5,792)     $   (5,097)
Other comprehensive charges                       (1,121)           (183)
                                          --------------  --------------
Total comprehensive loss                      $   (6,913)     $   (5,280)
                                          ==============  ==============


   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP No. 98-1 for the year ending December 31, 1999. Adoption of SOP No. 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS No. 133. The Company is currently evaluating the impact of SFAS No. 133 on its financial position and results of operations.

4. BORROWING ARRANGEMENTS

   The Company entered into a new revolving line-of-credit agreement on May 15, 1998, as amended during the year, that provides for borrowings of up to $50 million. At March 31, 1999, the Company had been advanced approximately $46.3 million and had used the remaining $3.7 million to secure letters of credit under such line. The revolving commitment, as amended, will be reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until its maturity on January 15, 2000. Borrowings under the line are secured by the assets of the Company and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through March 31, 1999, and have been structured based on the Company's business plan which would allow the Company to continue to be in compliance with such covenants. Non-compliance could cause the Company to be in default under the bank credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company.

   The remaining borrowings consist of bank loans and notes payable of $3.7 million, and amounts drawn under lines of credit available to the Company's foreign subsidiaries, with interest rates ranging from 8% to 12%. The Company's foreign subsidiaries had lines of credit available from various financial institutions. At March 31, 1999, $3.5 million had been drawn down under these facilities. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

5.    BALANCE SHEET COMPONENTS

      Inventory consists of the following (in thousands):

                                              March 31,      December 31,
                                                1999             1998
                                             (unaudited)
                                             -----------     ------------

        Raw materials                        $    10,715     $     16,395
        Work-in-process                           41,791           42,995
        Finished goods                            22,941           19,636
                                             -----------     ------------
                                             $    75,447     $     79,026
                                             ===========     ============


      Property and equipment consist of the following (in thousands):

                                                 March 31,       December 31,
                                                   1999             1998
                                                (unaudited)
                                                -----------     ------------

        Tooling and test equipment                 $ 54,060         $ 52,718
        Computer equipment                            9,054            9,210
        Furniture and fixtures                        4,170            7,220
        Land and buildings                            7,148            3,506
        Construction-in-process                       3,429            4,878
                                                -----------     ------------
                                                     77,861           77,532
        Less-accumulated depreciation and
          amortization                              (28,708)         (25,446)
                                                -----------     ------------
                                                   $ 49,153         $ 52,086
                                                ===========     ============

   Goodwill and other assets consist of the following (in thousands):


                                                 March 31,       December 31,
                                                   1999             1998
                                                (unaudited)
                                                -----------     ------------
        Goodwill:
           Technosystem                            $ 15,850         $ 15,850
           CSM                                       22,295           22,295
           Cylink                                    34,261           34,261
           Cemetel                                    4,360            4,360
                                                -----------     ------------
                                                     76,766           76,766
        Less- accumulated amortization              (10,478)          (8,424)
                                                -----------     ------------
           Net goodwill                              66,288           68,342
        Other assets                                  4,970            3,503
                                                -----------     ------------
                                                   $ 71,258         $ 71,845
                                                ===========     ============


6. RESTRUCTURING AND OTHER ONE-TIME CHARGES

   During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other one-time costs of $26.6 million were recorded in the third quarter of 1998 relating to these initiatives.

   The accrued restructuring and other one-time charges and amounts charged against the accrual as of March 31, 1999, are as follows (in thousands):

                                                          Beginning    Expenditures   Remaining
                                                           Accrual    and Write-offs   Accrual
                                                          ---------   --------------  ---------
        Severance and benefits                              $   568         $   (568)   $    --
        Facilities and fixed assets impairment                  879             (551)       328
        Goodwill impairment                                   2,884           (2,884)        --
        Inventory reserve                                    16,922          (11,718)     5,204
        Accounts receivable reserve                           5,386           (5,386)        --
                                                          ---------   --------------  ---------
        Total accrued restructuring and other one-time
          charges                                           $26,639         $(21,107)   $ 5,532
                                                          =========   ==============  =========


   Management anticipates that additional asset impairments may result in the future as restructuring plans are implemented and additional assets are taken out of service and held for sale or disposal. Additional increases in depreciation expense may occur as asset lives are adjusted as a result of the integration process.

7. SEGMENT REPORTING

   For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131. The Company has determined that there are two reportable segments:
Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization primarily located in the United States, the United Kingdom, and Italy which provides comprehensive network services including system and program planning and management, path design, and installation for the wireless communications market.

   The accounting policies of the operating segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Annual Report on Form 10-K. The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. The following tables show the operations of the Company's operating segments (in thousands):

For the Three Months Ended                       Product                     Service
March 31, 1999                                    Sales                       Sales                        Total
--------------------------                     ----------                  ----------                    ----------
Sales                                          $   27,634                  $   10,414                    $   38,048
Income (loss) from operations                  $  (11,637)                 $      507                    $  (11,130)
Depreciation                                   $    3,691                  $      510                    $    4,201
Total assets                                   $  267,652                  $   22,870                    $  290,522
Interest expense                               $   (2,222)                 $      (96)                   $   (2,318)

For the Three Months Ended                       Product                     Service
March 31, 1998                                    Sales                       Sales                        Total
--------------------------                     ----------                  ----------                    ----------
Sales                                          $   51,421                  $    7,216                    $   58,637
Income (loss) from operations                  $   (7,920)                 $    1,061                    $   (6,859)
Depreciation                                   $    2,861                  $       62                    $    2,923
Total assets                                   $  300,746                  $   13,612                    $  314,358
Interest expense                               $   (1,756)                 $      (10)                   $   (1,766)

   A reconciliation of loss from operations to loss before extraordinary item and income taxes is as follows (in thousands, unaudited):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999                   1998
                                                                         -----------------      -----------------
        Loss from operations                                                   $   (11,130)            $   (6,859)
        Interest expense                                                            (2,318)                (1,766)
        Interest income                                                                221                    882
        Other income (expense), net                                                   (151)                    20
                                                                         -----------------      -----------------
        Loss before extraordinary item and income taxes                        $   (13,076)            $   (7,723)
                                                                         =================      =================

   The Company's product and service sales by category are as follows (in thousands, unaudited):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999                   1998
                                                                         -----------------      -----------------
        Microwave radio transmission equipment                                   $  20,890              $  45,032
        Broadcast equipment                                                          3,280                  5,282
        Network monitoring equipment                                                 3,463                  1,107
        Service                                                                     10,414                  7,216
                                                                         -----------------      -----------------
                                                                                 $  38,048              $  58,637
                                                                         =================      =================

  The breakdown of sales by geographic customer destination and property and equipment, net, are as follows (in thousands, unaudited):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999                   1998
                                                                         -----------------      -----------------
        Sales:
          United States                                                          $  11,576              $   9,909
          United Kingdom                                                            14,565                 22,922
          Europe                                                                     6,821                 10,722
          Africa                                                                       178                 10,845
          Asia                                                                       1,318                  4,942
          Other geographic region                                                    3,589                   (703)
                                                                         -----------------      -----------------
                                                                                 $  38,048              $  58,637
                                                                         =================      =================

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                1999                   1998
                                                                         -----------------      -----------------
        Property and equipment, net:

          United States                                                          $  29,308              $  30,726
          United Kingdom                                                             9,770                  9,845
          Italy                                                                      9,930                 11,317
          Other geographic region                                                      145                    198
                                                                         -----------------      -----------------
                                                                                 $  49,153              $  52,086
                                                                         =================      =================

8. CONTINGENCIES

   The Company is a defendant in several class action lawsuits in which the plaintiffs are alleging various federal and state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. The Company believes the actions are without merit and intends to defend these actions vigorously, all of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results of the matters described above could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on From 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1998 Annual Report on Form 10-K, and other documents filed by the Company with the Securities and Exchange Commission.

Overview

   P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. All financial information presented in this Quarterly Report on Form 10-Q has been presented to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling-of-interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling-of-interests transactions on November 27, 1997. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, and the Company also provides software and related services for these products. Additionally, the Company offers turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. The Company is currently field testing and further developing a range of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries.

   The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. The Company was in the development stage until October 1993. From October 1993 through March 31, 1999, the Company generated sales of approximately $687.8 million, of which $233.0 million or 34% of total sales since inception were generated during 1998 and the first quarter of 1999. From inception to March 31, 1999, the Company had generated an accumulated deficit of approximately $44.6 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $44.6 million at March 31, 1999 was due primarily to the net loss of $55.3 million in 1998 which included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. In addition to these charges, the net loss was also due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of 1998, in part due to the economic turmoil in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, as compared to prior quarters, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November 1998 and increased its inventory reserves and allowance for doubtful accounts and wrote down certain of its facilities, fixed assets and goodwill in the third quarter of 1998.

   Due to many factors, including the Company's limited operating history and limited resources, there can be no assurance that profitability or significant sales on a quarterly or annual basis will occur in the future. During 1997 and the first half of 1998, both the Company's sales and operating expenses increased rapidly. During the remainder of 1998 and the first quarter of 1999, the Company's operating expenses continued to increase, while the Company's sales declined significantly. There can be no assurance that the Company's sales will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not continue to decline. Although the fourth quarter of 1998 and the first quarter of 1999 showed an improvement, the Company had not recovered from the downturn and sales remained sluggish. In recent quarters, the Company has been experiencing higher than normal price declines. The declines in prices have had a downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. Although the Company is taking measures to reduce operating expenses, the Company intends to continue to invest in its operations, particularly to support product development and the marketing and sales of recently introduced products. As such, there can be no assurance that operating expenses will not continue to increase in 1999 as compared to 1998, or that the operating expense cuts will prove effective. If the Company's sales do not correspondingly increase, the Company's business, financial condition, and results of operations would continue to be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

   During the second half of 1997 and the first half of 1998, the Company significantly expanded the scale of its operations to support potential market opportunities and to address critical infrastructure and other requirements. This expansion included the opening of sales offices in the United Arab Emirates, Singapore, China and Mexico, the acquisition of the assets of the Cylink Wireless Group, significant investments in research and development to support product development and services, and the hiring of additional personnel in all functional areas, including sales and marketing, finance, manufacturing and operations. Because the Company's sales did not correspondingly increase during the second half of the year, the Company's results of operations were materially adversely affected and the cost reduction program was initiated. The Company raised gross proceeds of $15 million through the issuance of convertible preferred stock and warrants in December 1998. The Company retired approximately $40 million of its 4 1/4% Convertible Subordinated Notes ("Notes") between December 1998 and February 1999 through the issuance of 5,279,257 shares of Common Stock.


   The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                      Three Months Ended
                                                           March 31,
                                                  1999                   1998
                                                --------               --------
Sales:
  Product                                         72.6%                  87.7%
  Service                                         27.4                   12.3%
                                                --------               --------
    Total sales                                  100.0                  100.0
                                                --------               --------

Cost of sales:
  Product                                         50.1                   49.2
  Service                                         19.9                    8.0
                                                --------               --------
     Total cost of sales                          70.0                   57.2
                                                --------               --------
Gross profit                                      30.0                   42.8
                                                --------               --------
Operating expenses:
  Research and development                        25.3                   13.2
  Selling and marketing                           13.5                    7.2
  General and administrative                      15.0                    6.8
  Goodwill amortization                            5.4                    1.1
  Acquired in-process
     research and development                      0.0                   26.3
                                                --------               --------
  Total operating expenses                        59.2                   54.5
                                                --------               --------
  Loss from operations                           (29.3)                 (11.7)
  Interest expense                                (6.1)                  (3.0)
  Interest income                                  0.6                    1.5
  Other income (expense)                           0.4                     --
                                                --------               --------
  Loss before income taxes                       (34.4)                 (13.2)
  Provision (benefit) for income taxes              --                   (4.5)
                                                --------               --------
  Loss before extraordinary item                 (34.4)                  (8.7)
  Extraordinary item: retirement of Notes         19.1                     --
                                                --------               --------
  Net loss                                       (15.2%)                 (8.7%)
                                                ========               ========


Results of operations for the three months ended March 31, 1999 and 1998

   Sales.   Sales for the three months ended March 31, 1999 were approximately
$38.0 million, compared to $58.6 million for the same period in the prior year, a decrease of $20.6 million or 35%. The decrease was primarily due to the market slowdown for the Company's Tel-Link product line. Sales for the Tel-Link product line for the three months ended March 31, 1999, and 1998 were approximately $18.2 million and $35.8 million, respectively. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil in the Pacific Rim countries, and increased competition and downward pricing pressure. Sales to new customers in the first quarter of 1999 (excluding sales for the Cylink Wireless Group which was acquired on March 28, 1998 and April 1, 1998, and accounted for as a purchase business combination) were less than 20% of total sales. For the corresponding period in 1998, sales to new customers were less than 10% of total sales. For the three months ended March 31, 1999, two customers accounted for 38% of the sales of the Company. For the three months ended March 31, 1998, five customers accounted for 63% of the sales of the Company.

   Product sales for the three months ended March 31, 1999 were approximately $27.6 million or 73% of total sales, and service sales were approximately $10.4
million or 27% of total sales.   For the corresponding period in 1998, product
sales were $51.4 or 88% of total sales, and service sales were $7.2 million of 12% of total sales. The decrease in product sales was primarily due to the slowdown in the telecommunication equipment industry, which resulted in declining prices and surplus capacity in the industry. The increase in service sales was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force.

   Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended March 31, 1999, the Company generated approximately $11.6 million or 30% of its sales in the U.S. and approximately $26.4 million or 70% internationally. For the three months ended March 31, 1998, the Company generated approximately $9.9 million or 17% of its sales in the U.S. and approximately $48.7 million or 83% internationally. Many of the Company's largest customers use the Company's products and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and the amounts purchased depend on the phase of the rollout in a geographic area or a market. Consequently, the customer may have different purchasing requirements from quarter to quarter, and may continue to vary the amount purchased from the Company accordingly.

   The Company acquired the assets of the Cylink Wireless Group on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group in the first quarter of 1998 were approximately $2.0 million, as compared with approximately $3.2 million during the first quarter of 1999.

   There can be no assurance that sales of the Company's products or services will increase or that such systems or services will achieve market acceptance. The Company provides to its customers significant volume price discounts, which are expected to lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. To date, most of the Company's sales have been made to customers located outside the United States. For risk factors associated with customer concentration, declining average selling prices, results of operations and international sales, please see "Certain Factors Affecting the Company-- Customer Concentration", "-- Fluctuations in Operating Results", and "--Decline in Selling Prices" .

   Gross Profit.   For the three months ended March 31, 1999 and 1998, gross
profit was approximately $11.4 million, or 30% of sales, and approximately $25.1 million, or 42.8% of sales, respectively. The decline in gross margin in the first quarter of 1999 compared to the corresponding period in 1998 was primarily due to declining average selling prices for the industry sector and increased service sales, which generated lower margins.

   For the first quarter of 1999 and 1998, product gross profit as a percentage of product sales was approximately 30.9% and 43.9%, respectively. The decrease in product gross profit percentage was due to declining average selling prices and lower sales volumes. Service gross profit as a percentage of service sales was approximately 27.3% and 35.4% for the first quarter of 1999 and 1998, respectively. The decline in service gross profit percentage was due to increased price competition and changes in the service offering mix.

   The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company is also implementing other cost reduction programs in an effort to maintain gross margins in the future. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits. For risk factors associated with gross profit, please see "Certain Factors Affecting the Company- -Fluctuations in Operating Results," "--Decline in Selling Prices," "--Product Quality, Performance and Reliability," and "--Uncertainty in International Operations."

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

   For the three months ended March 31, 1999 and 1998, research and development expenses were approximately $9.6 million and $7.7 million, respectively. As a percentage of sales, research and development expenses increased from 13.2% in the three months ended March 31, 1998 to 25.3% in the corresponding period in 1999. The percentage increase in research and development expenses during the three months ended March 31, 1999 as compared to the corresponding period in 1998 was primarily due to the Company's sales decline and the significant investment in research and development to support product development and services, including the costs associated with new product development due to the acquisition of the Cylink Wireless Group in March 1998, and the Company's engineering efforts to develop a point-to-multipoint product. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources for the development of new systems and enhancements (including additional frequencies and various operating features and related software tools). As such, there can be no assurance that research and development expenses will not continue to increase in absolute dollars in 1999 as compared to 1998.

   Selling and Marketing. Expenses consist of salaries, investments in international operations, sales commissions, travel expenses, customer service and support expenses, and costs related to advertising and trade shows. For the three months ended March 31, 1999 and 1998, selling and marketing expenses were approximately $5.1 million and $4.2 million, respectively. As a percentage of sales, selling and marketing expenses increased from 7.2% in the three months ended March 31, 1998 to 13.5% in the corresponding period in 1999. The increase in selling and marketing expenses as a percentage of sales was primarily due to the lower level of sales in the first quarter of 1999, as compared to the corresponding period in 1998, and the expansion and start-up of the Company's international sales organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. As such, there can be no assurance that sales and marketing expenses will not continue to increase in 1999 as compared to 1998.

   General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services. For the three months ended March 31, 1999 and 1998, general and administrative expenses were $5.7 million and $3.9 million, respectively. As a percentage of sales, general and administrative expenses increased from 6.8% in the three months ended March 31, 1998 to 14.8% in the corresponding period in 1999. This increase in general and administrative expenses as a percentage of sales was due primarily to a lower level of sales in the three months ended March 31, 1999, as compared to the corresponding period in 1998, increased staffing and other costs resulting from the Company's international expansion, primarily in its services segment, and the acquisition of the Cylink Wireless Group. Though the Company is taking measures to reduce expenses where appropriate, the Company expects to continue to incur additional significant ongoing expenses as a publicly owned company relating to legal, accounting and other administrative services and expenses, including its class action litigation. The Company expects general and administrative expenses to increase in absolute dollars in 1999 as compared to 1998.

   Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on the expected revenue stream or on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. For the three months ended March 31, 1999 and 1998, goodwill amortization was $2.1 million and $0.7 million, respectively. The increase in goodwill amortization in the three months ended March 31, 1999 as compared to the corresponding period in 1998 was due to the Company recording amortization expense relating to the acquisition of the assets of the Cylink Wireless Group, which was acquired on March 28 and April 1, 1998.

   Restructuring and Other One-time Charges. During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other one-time costs of $26.6 million were recorded in the third quarter of 1998 relating to these initiatives.


   The accrued restructuring and other one-time charges and the amounts charged against the provisions as of March 31, 1999, were as follows (in thousands, unaudited):

                                                          Beginning    Expenditures   Remaining
                                                           Accrual    and Write-offs   Accrual
                                                          ---------   --------------  ---------
Severance and benefits                                      $   568         $   (568)   $    --
Facilities and fixed assets impairment                          879             (551)       328
Goodwill impairment                                           2,884           (2,884)        --
Inventory reserve                                            16,922          (11,718)     5,204
Accounts receivable reserve                                   5,386           (5,386)        --
                                                          ---------   --------------  ---------
Total accrued restructuring and other one-time charges      $26,639         $(21,107)   $ 5,532
                                                          =========   ==============  =========


   Management anticipates that additional asset impairments may result in the future as restructuring plans are implemented and additional assets are taken out of service and held for sale or disposal. Additional increases in depreciation expense may occur as asset lives are adjusted as a result of the integration process.

   In-Process research and Development. On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Cylink Wireless Group. The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wirless Group have been included with those of the Company for periods subsequent to the date of acquisition.

   The total purchase price of the acquisition was $63.0 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million has been assigned to in-process research and development ("IPR&D") and expensed upon the consummation of the acquisition. In-process and development had no future use at the date of acquisition and technological feasibility had not been established.

   Among the factors considered in determining the amount of the allocation of the purchase price to IPR&D were various factors such as estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology is being amortized over the expected revenue stream of the developed products. The value of the acquired workforce is being amortized on a straight-line basis over three years, and the remaining identified intangibles, including core technology and other intangibles are being amortized on a straight-line basis over ten years. Due to the timing of the acquisition, there was no amortization expense related to the acquisition of the Cylink Wireless Group during the quarter ended March 31, 1998.


   In addition, other factors were considered in determining the value assigned to purchased IPR&D, which consisted of research projects in areas supporting products which address the growing third world markets by offering a new point to multi-point product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consisting of a Voice Extender, Data Metro II, and RLL Encoding products. At the time of acquisition, these projects were estimated to be 60%, 85%, and 50% complete, respectively.

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

   If the remaining projects are not successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in 1999.

   Interest and Other Income (Expense). For the first quarter of 1999, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's Notes, and finance charges and fees related to the Company's receivables purchase agreements. For the first quarter of 1998, interest expense consisted primarily of interest on the principal amount of the Company's Notes, and finance charges and fees related to the Company's receivables purchase agreements. The Company incurred interest expense of $2.3 million during the three-month period ended March 31, 1999 as compared to $1.8 million during the corresponding period in 1998. The increase in interest expense during the first quarter of 1999 as compared to the same period in 1998 is due to an increase in borrowings under the Company's bank line of credit, partially offset by a reduction in the principal balance of the Notes.

   The Company generated interest income of $0.2 million during the three-month period ended March 31, 1999 as compared to $0.9 million during the corresponding period in 1998. Interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts, for both periods presented.

   Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries, and trade discounts taken.

   During 1998, contracts negotiated in foreign currencies were limited to British pound sterling contracts and Italian lira contracts, and any impact to date due to currency fluctuations has been immaterial. However, the Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of March 31, 1999 and 1998, the Company had forward exchange contracts valued at approximately $9.7 million and $15.9 million, respectively. The forward contracts generally have maturities of six months or less.

   Extraordinary Item. In January and February of 1999, the Company exchanged an aggregate of $25.5 million of its Notes for an aggregate of 2,792,257 shares of its Common Stock with a fair market value of $18.3 million and recorded an extraordinary gain of $7.3 million in the first quarter of 1999.

   Provision (Benefit) for Income Taxes. The Company's effective tax rates for the first quarter of 1999 and the year ended December 31, 1998 were 0% and 16.9%, respectively. The Company's effective tax rate is less than the combined federal and state statutory rate, principally due to net operating losses and loss credit carry forwards available to offset taxable income.

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


LIQUIDITY AND CAPITAL RESOURCES

   Since its inception in August 1991, the Company has financed its operations and met its capital requirements through net proceeds of approximately $89.5 million from the Company's initial and two follow-on public offerings of its Common Stock, four preferred stock financings aggregating approximately $32.2 million, including a $15 million preferred stock financing in 1998, the issuance of Notes with net proceeds of approximately $97.5 million in 1997 and borrowings under its bank lines of credit and equipment lease arrangements.

   The Company used approximately $7.2 million in operating activities during the three months ended March 31, 1999, primarily due to the net loss (excluding an extraordinary gain on the retirement of Notes of $7.3 million) of $13.1 million, and a decrease in accounts payable and other accrued liabilities of $9.1 million and $2.3 million, respectively, and an increase in other assets of $1.5 million. These uses of cash were partially offset by an increase in accrued employee benefits of $0.4 million, and depreciation and amortization of $4.2 million and $2.1 million, respectively, and a decrease in accounts receivable, inventory, and prepaid expenses and notes receivable, of $5.8 million, $3.6 million, $2.6 million, respectively.

   On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Wireless Group of Cylink Corporation (the "Cylink Wireless Group"), for $46.0 million in cash and $14.5 million in a short term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the asset purchase agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one-time research and development charge of approximately $15.4 million in the first quarter of 1998. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the net accounts receivable balance of $4.2 million on April 1, 1998. The consideration for these accounts receivable was included in the total purchase price of $58.2 million in cash and debt mentioned above.

   The Company used approximately $1.3 million in investing activities during the three months ended March 31, 1999 to acquire capital equipment.

   The Company generated approximately $1.2 million in its financing activities during the three months ended March 31, 1999. The Company received $1.3 million from banking relationships, principally with the Company's subsidiaries in Italy, and approximately $0.1 million from the issuance of the Company's Common Stock pursuant to the Company's stock option and employee stock purchase plans. These proceeds were offset by payments of approximately $0.2 million for a sale leaseback transaction and the repayment of notes payable.

   At March 31, 1999 and December 31, 1998, net accounts receivable were approximately $44.7 million and $50.5 million, respectively. The Company has established a receivables purchase agreement which allows the Company to sell up to $14 million in accounts receivable to two banks. For this service, the banks received a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. In 1999 and 1998, there were no material gains or losses on accounts receivable sold without recourse. As of March 31, 1999, $13.6 million of the Company's accounts receivable have been sold pursuant to such contract. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At March 31, 1999 and December 31, 1998, inventory was approximately $75.4 million and $79.0 million, respectively.

   At March 31, 1999, the Company had working capital of approximately $71.7 million, compared to $81.1 million at December 31, 1998. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that has and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

   The Company's principal sources of liquidity as of March 31, 1999 consisted of approximately $20.9 million of cash and cash equivalents. In addition, the Company entered into a new revolving line-of-credit agreement on May 15, 1998 as amended, which provided for borrowings of up to $50.0 million. At March 31, 1999, the Company had borrowed or had used as security for letters of credit the entire amount available under the line-of-credit. The revolving commitment, as amended, is reduced from $50.0 million to $40.0 million on August 15, 1999 and to $30.0 million on October 15, 1999 until maturity on January 15, 2000. Borrowings under the line are secured by all of the assets of the Company and its subsidiaries and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants including the maintenance of specified minimum ratios. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through March 31, 1999. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants, the Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999. The Company does not currently have commitments from any potential investors. Should the Company not meet its business plan, or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company. Management believes, in the event that the Company fails to fully meet its business plan, the Company has other alternatives available which may remedy any negative consequences arising from a potential default under the agreement. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operation. In addition, the Company could be restricted in its ability to use more flexible registration statements to issue securities and could be delisted by the Nasdaq National Market. Such events would materially adversely affect the Company's business, financial condition and results of operations. Management has implemented plans designed to reduce the Company's cash requirements through a combination of reductions in components of working capital, equipment purchases and operating expenditures. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations.

   On November 5, 1997, the Company issued $100 million in Notes due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $27.46 per share at any time. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes will be paid semi-annually on May 1 and November 1 of each year. On December 30 and 31, 1998, the Company issued 2,467,000 shares of Common Stock in exchange for $14.4 million of Notes and recorded an extraordinary gain of $5.3 million. On January 4 and February 2, 1999, the Company issued an additional 2,792,257 shares of Common Stock in exchange for $25.5 million of Notes and recorded an extraordinary gain of $7.3 million in the first quarter of 1999.


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

   The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that the Company's financial resources are insufficient to fund the Company's activities and to repay its debts, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Certain Factors Affecting the Company -- Additional Capital Requirements."


CERTAIN FACTORS AFFECTING THE COMPANY

   History of Losses

   From inception to March 31, 1999, the Company had generated an accumulated deficit of approximately $44.6 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $44.6 million at March 31, 1999 was due primarily to the net loss of $55.3 million in 1998 which included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. In addition to these charges, the net loss was also due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of the year, in part due to the economic turmoil in Asia.

   From October 1993 through March 31, 1999, the Company generated sales of approximately $687.8 million, of which $233.0 million or 34.0% was generated in the two years ended March 31, 1999. However, the Company does not believe such growth rates are indicative of future operating results. During the third and fourth quarter of 1998, and the first quarter of 1999, the Company experienced a significant decrease in sales. This decrease in revenue was principally the result of the market slowdown for the Company's Tel-Link product line and for the industry segment in general, in particular the economic turmoil in Asia. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. The Company's net sales for the first quarter of 1999 (which included sales from many recently acquired businesses) were approximately 35% less than its sales for the comparable period in 1998. The Company expects its sales in the near future to be significantly below recent comparable periods. In recent quarters, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. The Company expects pricing pressures to continue for the next several quarters and also expects gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters.

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

Customer Concentration

   For 1998 and the first quarter of 1999, approximately two hundred customers accounted for substantially all of the Company's sales, and one customer individually accounted for over 10% of the Company's 1998 sales. In the first quarter of 1999, the Company had two customers which individually accounted for over 10% of the Company's sales. Sales to one customer accounted for approximately 23% and 27% of the Company's sales in 1998 and the first quarter of 1999, respectively. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Europe. The Company anticipates continuing to sell products and services to existing customers and adding new customers, many of which the Company expects to continue to be located outside of the United States.

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

   The Company incurred a net loss for each of the quarters in 1998, and for the first quarter of 1999. Should current market conditions continue to deteriorate, the Company may also incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in order to assess the need to take further action to more closely align the Company's cost structure with anticipated revenues. Any subsequent actions could result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which could materially adversely affect the Company's business, financial condition and results of operations.

   Acquisition Related Risks

   The Company may be unable to realize the full value of its past acquisitions.

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

   The Company may have to acquire new businesses

   As part of its overall strategy, the Company plans to continue acquisitions of or investments in complementary companies, products or technologies and to continue entering into joint ventures and strategic alliances with other companies. Its success in future acquisition transactions may, however, be limited. The Company competes for acquisition and expansion opportunities against many entities that have substantially greater resources. The Company may not be able to successfully identify suitable candidates, pay for or complete acquisitions, or expand into new markets. Certain of the Company's acquisitions have not produced the benefits originally anticipated by the Company and such acquired entity. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity to its existing business, or the stand alone acquired company, or otherwise perform as expected. Also, as commonly occurs with mergers of technology companies during the pre-merger and integration phases, aggressive competitors may also undertake formal initiatives to attract customers and to recruit key employees through various incentives. Moreover, if the Company proceeds with acquisitions in which the consideration consists of cash, a substantial portion of its limited cash could be used to consummate its acquisitions, as was the case with the acquisition of the Cylink Wireless Group. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations. See "-Management of Growth."

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

   Uncertainty in International Operations

   In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas. Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired three Italy-based companies, Technosystem S.p.A., Cemetel S.p.A., and Geritel S.p.A., and two United Kingdom-based companies, RT Masts Limited and Telesys Limited, as well as the acquisition of the assets of the Wireless Group of Cylink Corporation (the "Cylink Wireless Group"), a division with substantial international operations. These companies sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future.

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

   On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On January 15, 1999, the plaintiffs filed a consolidated amended class action complaint superseding all of the foregoing complaints. On March 1, 1999, defendants filed a demurrer to the consolidated amended complaint and each cause of action stated therein. On May 13, 1999, the Court heard the defendants' demurrer and sustained the demurrer with leave to amend the claims under state securities laws and the common law claim of fraud. A claim under the Business and Professions Code remains.

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

   Dependence on Key Personnel

   The Company's future operating results depend in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. Future operating results also depend upon the ability to attract and retain such specially qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel. Competition for such personnel is intense, and the Company may not be successful in attracting or retaining such personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for the Company to hire such personnel.

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

   Infrastructure.

   The failure of any internal system to achieve Y2K readiness could result in material disruption to the Company's operations. While we have completed evaluations of several of our internal systems and are in the process of completing internal system review, we cannot be assured that our testing procedures will detect every potential Y2K related failure at each of the facilities listed below:

   California, Florida, Italy, United Kingdom, Germany

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


   Vendors

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


   Year 2000 Project Management Plan

   P-Com has utilized Y2K consultants to audit its revenue generating facilities which are located in California, and Tortona, Italy and its subsidiaries CRC in New Jersey and Technosystem in Rome, Italy. The consultants' both reviewed P-Com's Y2K compliance efforts to date and identified areas warranting further review. Based on the consultants' recommendations, P-Com has embarked on a global program to address its readiness for the century change. The Company will create a Y2K project management office. A project manager will direct the office and supervise its functions. The Y2K project manager and the office's staff will be responsible for among other tasks, business and continuity planning, vendor compliance management, creating and maintaining an inventory of Y2K action items, establishing and publishing standards, and maintaining a document archive. The Y2K project management office will also be responsible for creating and managing a contingency plan which is scheduled to be established and implemented by the end of June 1999. P-Com has not yet established a comprehensive contingency plan, however with the help of our consultants, we have identified the issues which such a plan must address.

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

   Substantial Amount of Debt

   In November 1997, through a private placement of the Company's Notes, the Company incurred $100 million of indebtedness. In December 1998, January 1999 and February 1999, the Company retired approximately $40 million of such indebtedness in exchange for approximately 5.3 million shares of its Common Stock. As of March 31, 1999, its total indebtedness including current liabilities was approximately $157.2 million and its stockholders' equity was approximately $117.9 million.

   The Company's bank line of credit provides for borrowings of approximately $50 million, which as of March 31, 1999 had been almost fully utilized. In addition, the revolving commitment, as amended, is reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until maturity on January 15, 2000. The line of credit requires the Company to comply with several financial covenants, including the maintenance of specific minimum ratios. At periods in time since June 30, 1998, the Company has amended its existing bank line of credit to prevent defaults with respect to several covenants. Had these amendments not been made, the Company would have defaulted on those covenants in its bank line, which would have triggered cross defaults in the Notes, preferred stock instruments and other debt. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants, the Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999. The Company does not currently have commitments from any potential investors. There can be no assurance that the Company will be able to raise additional capital. Should the Company not meet its business plan, or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company. Management believes, in the event the Company fails to fully meet its business plan, the Company has other alternatives available which may remedy any negative consequences arising from a potential default under the agreement. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company could be restricted in its ability to use more flexible registration statements to issue securities and could be delisted by the Nasdaq National Market. Such events would materially adversely affect the Company's business, financial condition and results of operations.

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

   The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At March 31, 1999 and 1998, the Company had forward contracts to sell approximately $9.7 million and $15.9 million in British pounds, respectively. The fair value of forward exchange contracts approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

   The functional currency of the Company's wholly owned and majority-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at March 31, 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. In 1998, a near-term 10% appreciation or depreciation of the U.S. dollar was also determined to have an insignificant effect. The Company does not use derivative financial instruments for speculative or trading purposes.

   Interest Rate Risk

   The Company's Notes bear interest at a fixed rate, therefore, the Company's financial condition and results of operations would not be affected by interest rate changes in this regard. The Company's revolving line of credit is subject to interest at either a base interest rate or a variable interest rate that is within 200 basis points of the base interest rate. A 200 basis point increase over the base interest rate would not be material to the Company's financial condition or results of operations.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS.

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

   On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On January 15, 1999, the plaintiffs filed a consolidated amended class action complaint superseding all of the foregoing complaints. On March 1, 1999, defendants filed a demurrer to the consolidated amended complaint and each cause of action stated therein. On May 13, 1999, the Court heard the defendants' demurrer and sustained the demurrer with leave to amend the claims under state securities laws and the common law claim of fraud. A claim under the Business and Professions Code remains.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            10.45 (1)  Sixth Amendment to Credit Agreement by and among the
                       Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of March 31, 1999.

            10.46 Severance Agreement dated April 21, 1999 by and between the Company and Mr. Robert E. Collins.

            10.47 Offer letter dated April 1, 1999 by and between the Company and Mr. Robert E. Collins.

            27.1       Financial Data Schedule.

________________________

(1) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      (b)   Reports on Form 8-K.

                       Report on Form 8-K dated January 4, 1999, regarding the Company's exchange of an aggregate of $7,425,000 of its 4 1/4% Convertible Subordinated Notes due 2002 for an aggregate of 1,090,250 shares of common stock, as filed with the Securities and Exchange Commission on January 4, 1999.

                       Amendment No. 1 to Report on Form 8-K/A dated January 4, 1999, regarding the Company's exchange of an aggregate of $7,425,000 of its 4 1/4% Convertible Subordinated Notes due 2002 for an aggregate of 1,254,250 shares of common stock, as filed with the Securities and Exchange Commission on January 6, 1999.

                       Report on Form 8-K dated January 28, 1999, regarding the Company's press release announcing its earnings for the fourth quarter and twelve months ended December 31, 1998, as filed with the Securities and Exchange Commission on January 29, 1999.

                       Report on Form 8-K dated February 2, 1999, regarding the Company's exchange of an aggregate of $18,114,000 of its 4 1/4% Convertible Subordinated Notes due 2002 for an aggregate of 1,558,007 shares of common stock, as filed with the Securities and Exchange Commission on February 3, 1999.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         P-COM, INC.

                                         (Registrant)


Date: May 17, 1999                       By:  /s/ George P. Roberts
                                            --------------------------
                                            George P. Roberts
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer



Date: May 17, 1999                       By:  /s/ Robert E. Collins
                                            --------------------------
                                            Robert E. Collins
                                            Chief Financial Officer and Vice
                                            President, Finance and
                                            Administration

EXHIBIT INDEX


     Exhibit No.
     -----------



         10.45 (1) Sixth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of March 31, 1999.

         10.46 Severance Agreement dated April 21, 1999 by and between the Company and Mr. Robert E. Collins.

         10.47 Offer letter dated April 1, 1999 by and between the Company and Mr. Robert E. Collins.

          27.1 Financial Data Schedule.

________________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.