Form 10-K/A
period 1997-12-31
P COM INC
filed 1999-06-14
CIK 935493

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

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
             None                               None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

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

--------------------------------------------------------------------------------

                                    PART I
                                    ------

ITEM 1.  BUSINESS

   The following Business section contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Operating Results" and elsewhere in this Annual Report on Form 10K/A. Unless otherwise indicated, all information relating to share prices and number of shares in this Annual Report on Form 10K/A reflect a 2-for-1 forward stock split in the form of a 100% stock dividend on September 26, 1997.


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


            [DIAGRAM OF PCS AND CELLULAR APPLICATIONS APPEARS HERE]


  The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service from a high capacity communications infrastructure.


             [DIAGRAM OF PUBLIC TELCOM APPLICATIONS APPEARS HERE]


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

 Products Under Development

  Point-to-Multipoint Products. The re-allocation of spectrum in many bands ranging from 2.4 GHz to 40 GHz is enabling the development of new services such as local multipoint distribution service (LMDS) and local multipoint communications service (LMCS). These services address the desire of service providers for more efficient use of spectrum within a particular service area. Certain bandwidth demand thresholds must be met before a customer can economically justify the cost of a dedicated point-to-point system. Point-to-multipoint provides the flexibility for a service provider to offer customers wireless bandwidth on demand thereby creating the concept of a wireless central office. The Company is currently developing a point-to-multipoint system to provide service to end users from a hub station in a cell typically extending from 1 to 10 kilometers. Cell size is based on frequency, traffic requirements, and desired availability. The hub consists of one to 24 sector subsystems that include sectorized antennae and their associated communications equipment. Each sector subsystem covers from 15 to 90 degrees of azimuth with additional sector subsystems providing up to 360 degrees of coverage. The diagram below illustrates the potential use of the Company's point-to-multipoint system to connect end-users to a hub station:


                            [DIAGRAM APPEARS HERE]

P-Com, Inc. Point-to-Multipoint products as of December 31, 1997


                                                                                                Modulation Scheme & Access
               Frequency                       Interfaces           Subscriber Data Rates                Method
 ---------------------------------------------------------------------------------------------------------------------------
10 GHz Systems*
                                                   E0                 64 Kbps to 20 Mb/s               Up to 64 QAM,
  Hub Radius:  up to 6 miles                       E1                 TDM                              TDMA
                                                   E3
---------------------------------------------------------------------------------------------------------------------------
24 GHz Systems
                                                   DS0                64 Kbps to 155 Mb/s              Up to 64 QAM,
   Hub Radius:  up to 4 miles                     ISDN                ATM & TDM                        FDMA, TDMA
                                                   DS1
                                               Frame Relay
                                                 MPEG-2
                                                 10BaseT
                                                  DS-3
                                                155 Mbps
---------------------------------------------------------------------------------------------------------------------------
26 GHz Systems*
                                                   E0                 64 Kbps to 20 Mb/s               Up to 64 QAM,
   Hub Radius:  up to 3.5 miles                    E1                 TDM                              TDMA
                                                   E3
---------------------------------------------------------------------------------------------------------------------------
28 GHz Systems*
                                                   DS0                64 Kbps to 155 Mb/s              Up to 64 QAM,
   Hub Radius:  up to 3.5 miles                   ISDN                ATM & TDM                        FDMA, TDMA
                                                   DS1
                                               Frame Relay
                                                 MPEG-2
                                                 10BaseT
                                                  DS-3
                                                155 Mbps
---------------------------------------------------------------------------------------------------------------------------
38 GHz Systems*
                                                   DS0                64 Kbps to 155 Mb/s              Up to 64 QAM,
   Hub Radius:   up to 3 miles                    ISDN                ATM & TDM                        FDMA, TDMA
                                                   DS1
                                               Frame Relay
                                                 MPEG-2
                                                 10BaseT
                                                  DS-3
                                                155 Mbps
---------------------------------------------------------------------------------------------------------------------------

_________________
*  Not currently available for shipment; prototype under development.

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


     [DIAGRAM OF CONVENTIONAL TECHNOLOGY & P-COM TECHNOLOGY APPEARS HERE]


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


         [DIAGRAM OF P-COM MILLIMETER WAVE RADIO SYSTEM APPEARS HERE]


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

P-Com, Inc. Products as of December 31, 1997


                                                                        Number of Lines;              Number of
                  Frequency                          Standard              Data Rates              Voice Channels
----------------------------------------------------------------------------------------------------------------------
Spread Spectrum:
----------------------------------------------
  2.4 GHz Systems                                E1                          1, 2*, 3*, 4*       30, 60, 90, 120
     Distance: Up to 50 miles                    T1                          1, 2*, 3*, 4*       24, 48, 72, 96
     List Price: $15,000-$62,000                 Data                        56 Kbps-2 Mbps
----------------------------------------------------------------------------------------------------------------------
  5.7 GHz Systems                                E1                          1, 2*, 3*, 4*       30, 60, 90, 120
     Distance: Up to 35 miles                    T1                          1, 2*, 3*, 4*       24, 48, 72, 96
     List Price: $19,000-$70,000                 Data                        56 Kbps-2 Mbps
----------------------------------------------------------------------------------------------------------------------
  Licensed Frequencies:
----------------------------------------------
  7 GHz Systems                                  E1                          1, 2, 4, 8, 16      30, 60, 120, 240, 480
     Distance: Up to 35 miles                    E3*                         1                   480
     List Price: $32,000-$94,000                 T1+                         1, 4, 8, 16         24, 96, 192, 384
                                                 T3+                         1                   672
                                                 Data++                      3 x 64 Kbps
----------------------------------------------------------------------------------------------------------------------
  13/14/15 GHz Systems                           E1                          1, 2, 4, 8, 16      30, 60, 120, 240, 480
     Distance: Up to 15 miles                    E3*                         1                   480
     List Price: $30,000-$93,000                 T1+                         1, 4, 8, 16         24, 96, 192, 384
                                                 T3+                         1                   672
                                                 Data++                      3 x 64 Kbps
----------------------------------------------------------------------------------------------------------------------
  18/23/26 GHz Systems                           E1                          1, 2, 4, 8, 16      30, 60, 120, 240, 480
     Distance: Up to 10 miles                    E3*                         1                   480
     List Price: $27,000-$82,000                 T1                          1, 4, 8, 16         24, 96, 192, 384
                                                 T3                          1                   672
                                                 Data++                      3 x 64 Kbps
----------------------------------------------------------------------------------------------------------------------
  38 GHz Systems                                 E1                          1, 2, 4, 8, 16      30, 60, 120, 240, 480
     Distance: Up to 6 miles                     E3*                         1                   480
     List Price: $24,000-$73,000                 T1                          1, 4, 8, 16         24, 96, 192, 384
                                                 T3                          1                   672
                                                 Data                        3 x 64 Kbps
----------------------------------------------------------------------------------------------------------------------
  50 GHz Systems                                 E1                          1, 2, 4, 8*, 16*    30, 60, 120, 240, 480
     Distance: Up to 3 miles                     Data++                      3 x 64 Kbps
     List Price: $30,000-$75,000
----------------------------------------------------------------------------------------------------------------------

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

  Wire-line Access Products. The Company's wire-line access products are designed and manufactured by Control Resources Corporation. They are based on advanced architectures to provide proactive management, real time and historic performance data capture and flexible cost effective configurations for complex network requirements. Current NetPath products operate from 56 Kbps DDS service through 1.544 Mbps T1 service. The NetPath integrated access platform product can support multiple high speed access links and can internally transfer data at up to 1 Gbps. Products are managed using Telnet, VT100 and SNMP and have integrated ISDN interfaces and analog modems. The following products are currently being shipped, or are currently available for shipment:

--------------------------------------------------------------------------------------------------------------
               Product                                Application                        Access rates
--------------------------------------------------------------------------------------------------------------
            NetPath 64                        Managed Frame Relay Access                56 and 64 Kbps
            NetPath 100                       Managed Frame Relay Access                F/T1 to T1
            NetPath 400                       Integrated Access                         1 to 4 T1
--------------------------------------------------------------------------------------------------------------

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

 Network Operators

  These users include regulated and non-regulated providers of wireless voice, data and video services to corporate and individual customers. Current and potential applications include cellular and PCN/PCS networks (CDMA, TDMA and E-
TDMA), PTO/local loop service, network interconnections and access to long distance networks. For cellular and PCN/PCS applications, users of P-Com's systems in a single cellular service area may include multiple PCN/PCS providers, wireline cellular service operators, non-wireline cellular service operators and alternate service providers.

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

  The following list represents certain customers from which the Company has generated revenues since the beginning of 1997:

-----------------------------------------------------------------------------------------------------
                      International                                         Domestic
-----------------------------------------------------------------------------------------------------
  Bosch Telecom GmbH                                        Advanced Radio Telecom Corporation
  Ericsson Limited                                          AT&T Wireless
  Esmartel House                                            Bell Atlantic
  Fareastone                                                Bell South
  Ficomp System, Inc.                                       Digital Transmission System
  Fujitsu Limited                                           FM Associates
  Gentec                                                    Horizon Technologies
  GMA Network                                               Omnipoint
  Grupo Iusacell S.A. de C.V.                               PrimeCo Personal Communications
  Jonmag Group                                              Southwestern Bell Corp.
  Lucent Technologies                                       Sprint Spectrum
  Mercury Communications Limited                            Telecom Securicor Cellular Radio
  Mercury Personal Communications                           Teleport Communications Group
  Northern Telecom Limited                                  Tellabs Operations, Inc.
  Orange Personal Communications                            WinStar Wireless, Inc.
  Siemens (Italtel) Limited
  Spectrum Network Systems
  TSY Poland
-----------------------------------------------------------------------------------------------------

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


ITEM 2.  PROPERTIES.



                                                                                                  Date
 Location of Leased Facility             Functions                       Square Footage      Lease Expires
----------------------------------------------------------------------------------------------------------------
HEADQUARTERS                          Administration
                                  Sales/Customer Support                       61,000        November 2005
Campbell, CA                            Engineering
USA                                    Manufacturing
----------------------------------------------------------------------------------------------------------------

Campbell, CA                           Manufacturing                           25,000         August 2002
----------------------------------------------------------------------------------------------------------------

San Jose, CA                             Warehouse                             34,000        December 1999
----------------------------------------------------------------------------------------------------------------

Redditch, England                 Sales/Customer Support                        5,500          June 2005
----------------------------------------------------------------------------------------------------------------

Burminghamshire, England           Research/Development                         3,000         October 1999
----------------------------------------------------------------------------------------------------------------

Redditch, England                        Warehouse                              6,800        September 1999
----------------------------------------------------------------------------------------------------------------

Redditch, England                        Warehouse                              4,000          June 1998
----------------------------------------------------------------------------------------------------------------

Solihull, England                    Customer Support                           2,200           May 1998
----------------------------------------------------------------------------------------------------------------
                                                                                             September 2000
                                                                                        (may be canceled with a
Frankfurt, Germany                       Warehouse                             11,000      six month advance
                                                                                                notice)
----------------------------------------------------------------------------------------------------------------

Melbourne, Florida                 Research/Development                         5,000        December 2001
----------------------------------------------------------------------------------------------------------------

Beijing, China                    Sales/Customer Support                        2,300         August 1999
----------------------------------------------------------------------------------------------------------------

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

                                              Price Range of
                                               Common Stock (1)
                                              ---------------
                                               High     Low
                                              ------   ------
     Year Ended December 31, 1995
      First Quarter (from March 3, 1995)      $ 6.25   $ 4.69
      Second Quarter                            5.44     4.18
      Third Quarter                            11.32     4.63
      Fourth Quarter                           10.79     8.00

     Year Ended December 31, 1996
      First Quarter                           $10.07   $ 7.00
      Second Quarter                           18.00     9.75
      Third Quarter                            17.94     9.44
      Fourth Quarter                           16.88    10.16

     Year Ended December 31, 1997
      First Quarter                           $19.44   $13.00
      Second Quarter                           17.41    12.69
      Third Quarter                            26.13    16.13
      Fourth Quarter                           29.38    13.63
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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                    Year Ended December 31,
                                                                       1997        1996        1995        1994       1993
                                                                      -----        -----       -----       -----      -----
                                                                              (in thousands, except per share data)
Statement of Operations Data:
Sales
  Product                                                            $190,545     $101,853    $52,856    $19,198   $ 9,575
  Services                                                             30,157       19,100     11,607     10,402     9,560
                                                                     --------     --------    -------    -------   -------
    Total sales                                                       220,702      120,953     64,463     29,600    19,135
                                                                     --------     --------    -------    -------   -------
Cost of sales
  Product                                                             110,267       60,362     29,949     11,517     5,404
  Services                                                             18,968       13,696      7,507      7,297     6,641
                                                                     --------     --------    -------    -------   -------
    Total cost of sales                                               129,325       74,058     37,456     18,814    12,045
                                                                     --------     --------    -------    -------   -------
Gross profit                                                           91,467       46,895     27,007     10,786     7,090
                                                                     --------     --------    -------    -------   -------
Operating expenses:
  Research and development                                             29,127       20,163     12,284      7,978     6,313
  Selling and marketing                                                15,696        7,525      4,837      3,275     2,121
  General and administrative                                           16,948       10,283      5,573      4,903     3,589
                                                                     --------     --------    -------    -------   -------
    Total operating expenses                                           61,771       37,971     22,694     16,156    12,023
                                                                     --------     --------    -------    -------   -------
Income (loss) from operations                                          29,696        8,924      4,313     (5,370)   (4,933)
Interest and other income (expense), net                                  247          906        167       (249)     (169)
                                                                     --------     --------    -------    -------   -------
Income (loss) before income taxes                                      29,943        9,830      4,480     (5,619)   (5,102)
Provision for income taxes                                             11,052          956        761        338       223
                                                                     --------     --------    -------    -------   -------
Net income (loss)                                                    $ 18,891      $ 8,874    $ 3,719    $(5,957)  $(5,325)
                                                                     ========     ========    =======    =======   =======
Net income (loss) per share: (1)
Basic                                                                $   0.45      $  0.23    $  0.11    $ (1.08)  $ (0.98)
                                                                     ========     ========    =======    =======   =======
Diluted                                                              $   0.43      $  0.22    $  0.11    $ (1.08)  $ (0.98)
                                                                     ========     ========    =======    =======   =======
Shares used in per share computation:
Basic                                                                  42,175       38,762     32,645      5,521     5,432
                                                                     ========     ========    =======    =======   =======
Diluted                                                                44,570       40,607     34,853      5,521     5,432
                                                                     ========     ========    =======    =======   =======

                                                                                           December 31,
                                                                       1997        1996        1995        1994       1993
                                                                      -----        -----       -----       -----      -----
                                                                                           (in thousands)
Balance Sheet Data:
Cash and cash equivalents                                            $ 88,145     $ 42,226    $ 8,871   $  1,593   $ 3,686
Working capital                                                       174,635       90,811     38,473      3,755     6,015
Total assets                                                          305,521      155,452     62,964     18,393    11,794
Long-term debt                                                        101,690          914        491      1,198       804
Retained earnings (accumulated deficit)                                18,380         (511)    (9,360)   (13,119)   (6,960)
Stockholders' equity                                                  148,297      112,479     47,258      6,028     7,171

-----------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts.

(2) All financial information presented in this Annual Report on Form 10K/A has been restated to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling-of-interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling-of-interests transactions on November 27, 1997.

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

  Historically, the Company has generated a majority of its sales outside of the United States. During 1997, the Company generated 32%, 31%, 20%, 3%, and 7% of its sales from customers in the US, UK, Europe, Africa, and Asia, respectively. During 1996, the Company generated 33%, 43%, 21%, and 3% of its sales in the US, UK, Europe, and Asia, respectively. The Company expects to generate a majority of its sales in international markets in the future. Many of the Company's largest customers use the Company's product and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from the Company, accordingly. Sales to customers in the U.S. increased from $40 million in 1996 to approximately $70 million in 1997, primarily due to sales to new customers, and increased sales to existing customers. Sales to customers in Europe increased from $25 million in 1996, to approximately $45 million in 1997, primarily due to the acquisition of Technosystem in February 1997. Sales to customers in the UK were $69 million in 1997, as compared to $52 million in 1996. This increase was due primarily to the rollout of telecommunications networks in the UK by two of the Company's customers. Sales to customers in Asia increased from $3 million to $15 million due to the acquisition of Technosystem, and to new customers in the region primarily for the Company's Tel-Link product line. The increase in sales to customers in Africa, to approximately $6 million in 1997, as compared to zero in 1996, was due to one new customer.

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

     Product gross profit as a percentage of product sales was approximately 41.7%, 40.9%, and 43.3% in 1997, 1996, and 1995, respectively. The increase in product gross profit percentage in 1997 was due to product design improvements and economies of scale. The decrease in product gross profit in 1996 was due to the Company incurring a lower gross margin at its subsidiary, CRC, as CRC transitioned its product offering from engineering projects to a standardized, off-the-shelf product. Service gross profit as a percentage of service sales for 1997, 1996, and 1995, was approximately 39.8%, 28.3%, and 35.3%, respectively. The increase in service gross profit in 1997 was due to a unique one-time project opportunity. The decrease in service gross profit in 1996 was due to changes in the product mix and service offerings. All service sales in 1996 and 1995 were from companies acquired in 1997 which were accounted for as poolings-of-interests. Under the pooling-of-interests method of accounting, the consolidated financial statements are restated to present the results of the combined companies as if they had been combined since inception.

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

   Income Tax Provision. The Company's effective tax rates for 1997, 1996 and 1995 were 36.9%, 9.7% and 17.0% respectively. The Company's effective tax rate is less than the combined federal and state statutory rate due principally to net operating loss credit carry forwards available to offset taxable income. As a result of exhausting the net operation loss and the credit carryover, as well as the expansion of the operations into Europe where the Company is taxed at a higher rate, the Company expects the 1997 effective tax rate to reflect the future results. Though most of the Company's sales are to foreign customers, the majority of the Company's pre-tax income is domestic as most sales take place in the United States and then title transfers to the foreign customers.

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

   In 1997, the Company used approximately $12.5 million in operating activities, primarily due to increases in accounts receivable, prepaid expenses, other accrued liabilities, other assets, and inventory of $19.4 million, $1.7 million, $4.7 million, $5.1 million and $20.8 million, respectively, and a decrease in notes receivable of $1.8 million, partially offset by increases in accounts payable, income taxes payable, and accrued employee benefits of $4.4 million, $3.9 million and $2.0 million, respectively. These net uses of cash were partially offset further by net income of $18.9 million and depreciation and amortization expense of $8.2 million.

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

   On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at a conversion price of $27.46 per share, at any time. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes will be paid semi-annually on May 1, and November 1 of each year. The Notes are subordinated to $0.8 million of indebtedness outstanding at December 31, 1997. The Company used a portion of the net proceeds from the $100 million Note offering to pay down the Company's line of credit of approximately $21.8 million. The Company will use the remaining net proceeds principally to fund acquisitions, and for working capital, capital expenditures and other general corporate purposes.

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

   As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. The Company is currently pursuing numerous acquisitions; however, except as set forth in this Annual Report on Form 10-K/A no material acquisition has become the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, would typically result in substantial amortization of goodwill charges to the

Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS

                                  P-COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                      Page
                                                                                      ----
Report of Independent Accountants..................................................     40

Consolidated Balance Sheets at December 31, 1997 and 1996..........................     41

Consolidated Statements of Operations for the years ended December 31, 1997,
 1996, and 1995....................................................................     42

Consolidated Statements of Stockholders' Equity for the years ended December 31,
 1997, 1996, and 1995..............................................................     43

Consolidated Statements of Cash Flows for the years ended December 31, 1997,
 1996 and 1995.....................................................................     44

Notes to Consolidated Financial Statements.........................................     45

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


PRICE WATERHOUSE LLP

San Jose, California
January 22, 1998 (except for
Note 10 which is as of
March 28, 1998)
                                      40.

                                  P-COM, INC.

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share data and per share data)

                                                                                                 December 31,
                                                                                          1997                   1996
                                                                                       -----------            -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                           $ 88,145               $ 42,226
    Accounts receivable, net of allowance for doubtful
      accounts of $2,521 in 1997 and $580 in 1996                                         70,883                 48,804
    Notes receivable                                                                         205                  2,013
    Inventory                                                                             58,003                 32,947
    Prepaid expenses                                                                      12,329                  6,261
                                                                                        --------               --------
      Total current assets                                                               229,565                132,251
Property and equipment, net                                                               32,313                 20,585
Goodwill and other assets                                                                 43,643                  2,616
                                                                                        --------               --------
                                                                                        $305,521               $155,452
                                                                                        ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                    $ 38,043               $ 27,633
    Accrued employee benefits                                                              3,930                  1,378
    Other accrued liabilities                                                              6,255                  7,819
    Income taxes payable                                                                   6,409                  2,494
    Notes payable                                                                            293                  2,116
                                                                                        --------               --------
      Total current liabilities                                                           54,930                 41,440
                                                                                        --------               --------
Long-term debt                                                                           101,690                    914
                                                                                        ========               ========
Minority interest                                                                            604                    619
                                                                                        --------               --------

Commitments (Note 8)

Stockholders' equity:
     Preferred stock, $0.0001 par value, 2,000,000 shares
       authorized; no shares outstanding                                                      --                     --
     Common Stock, $0.0001 par value; 95,000,000 shares
       authorized; 42,664,077 and 40,837,206 shares
       issued and outstanding at December 31, 1997 and
       1996, respectively                                                                      4                      4
   Additional paid-in capital                                                            131,735                112,913
   Retained earnings (accumulated deficit)                                                18,380                   (511)
                                                                                        --------               --------
   Cumulative translation adjustment                                                     (1,822)                    73
                                                                                        ========               ========
      Total stockholders' equity                                                         148,297                112,479
                                                                                        --------               --------
                                                                                        $305,521               $155,452
                                                                                        ========               ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                          Year ended December 31,
                                                            1997                    1996                  1995
                                                       -------------          -------------         -------------

Sales
 Product                                                  $190,545               $101,853                $52,856
 Services                                                   30,157                 19,100                 11,607
                                                  ----------------       ----------------       ----------------
  Total sales                                              220,702                120,953                $64,463
                                                  ----------------       ----------------       ----------------

Cost of sales
 Product                                                   110,267                 60,362                 29,949
 Services                                                   18,968                 13,696                  7,507
                                                  ----------------       ----------------       ----------------
Total cost of sales                                        129,235                 74,058                 37,456
                                                  ----------------       ----------------       ----------------


 Gross profit                                               91,467                 46,895                 27,007
                                                  ----------------       ----------------       ----------------
Operating expenses:
 Research and development                                   29,127                 20,163                 12,284
 Selling and marketing                                      15,696                  7,525                  4,837
 General and administrative                                 16,948                 10,283                  5,573
                                                  ----------------       ----------------       ----------------
  Total operating expenses                                  61,771                 37,971                 22,694
                                                  ----------------       ----------------       ----------------
Income from operations                                      29,696                  8,924                  4,313
Interest expense                                            (2,315)                  (441)                  (467)
Interest income                                              1,557                  1,331                    768
Other income (expense), net                                  1,005                     16                   (134)
                                                  ----------------       ----------------       ----------------
Income before income taxes                                  29,943                  9,830                  4,480
Provision for income taxes                                  11,052                    956                    761
                                                  ----------------       ----------------       ----------------
Net income                                                $ 18,891               $  8,874                $ 3,719
                                                  ================       ================       ================

Net income per share:
    Basic                                                    $0.45                  $0.23                  $0.11
                                                  ================       ================       ================
    Diluted                                                  $0.43                  $0.22                  $0.11
                                                  ================       ================       ================

  The accompanying notes are an integral part of these consolidated financial statements.


                                                            P-COM, INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              (In thousands, except share data)

                                                                                                            Retained
                                                Preferred Stock          Common Stock        Additional     Earnings     Cumulative
                                           -------------------------  --------------------     Paid-In    (Accumulated  Translation
                                              Shares        Amount     Shares       Amount     Capital      Deficit)     Adjustment
                                           -------------  ----------  ---------     -------  -----------  ------------  -----------

Balance at December 31, 1994                 19,206,344       $  2    5,846,052      $  --     $ 19,144      $ (13,119)      $  --

Issuance of Common Stock in public stock
 offerings, net of issuance cost                     --         --    9,260,000          1       36,950             --          --
Conversion of Preferred Stock into Common
 Stock upon initial public offering         (19,206,344)        (2)  19,206,344          2           --             --          --
Issuance of Common Stock upon exercise of
 stock options and warrants                          --         --      945,460         --           71             --          --
Issuance of Common Stock upon exercise of
 warrants                                            --         --      217,304         --           --             --          --
Issuance of options and warrants in exchange
 for services                                        --         --           --         --          284             --          --
Issuance of Common Stock under employee stock
 purchase plan                                       --         --       51,868         --          165             --          --
Distribution of retained earnings                    --         --           --         --           --             40          --
Net income                                           --         --           --         --           --          3,719          --
                                           -------------  ----------  ---------     -------  -----------  ------------  -----------
Balance at December 31, 1995                         --         --   35,527,028          3       56,614         (9,360)         --

Issuance of Common Stock in public offerings,
 net of issuance costs                               --         --    4,196,970          1       52,531             --          --
Issuance of Stock for the purchase of ACS            --         --      140,000         --        1,698             --          --
Issuance of Stock upon exercise of stock
 options and warrants                                --         --      784,408         --        1,353             --          --
Issuance of Common Stock under employee stock
 purchase plan                                       --         --      188,800         --          717             --          --
Cumulative translation adjustment                    --         --           --         --           --             --          73
Distribution of retained earnings                                                                                  (25)
Net income                                           --         --           --         --           --          8,874          --
                                           -------------  ----------  ---------     -------  -----------  ------------  -----------
Balance at December 31, 1996                         --         --   40,837,206          4      112,913           (511)         73

Conversion of shareholders' loan to equity           --         --           --         --          368             --          --
 by Geritel
Issuance of Stock for the purchase of CSM            --         --      796,612         --       14,500             --          --
Issuance of Common Stock upon exercise of
 stock options and warrants                          --         --      878,385         --        2,912             --          --
Cumulative translation adjustment                    --         --           --         --           --             --      (1,895)
Issuance of Common Stock under employee stock
 purchase plan                                       --         --      151,874         --        1,042             --          --
Net income                                           --         --           --         --           --         18,891          --
                                           -------------  ----------  ---------     -------  -----------  ------------  -----------
Balance at December 31, 1997                         --         --   42,664,077         $4     $131,735      $  18,380      (1,822)
                                           ========================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year ended December 31,
                                                                                     1997            1996             1995
                                                                                -------------   -------------   -------------
Cash flows from operating activities:
   Net income                                                                     $  18,891       $   8,874       $   3,719
   Adjustments to reconcile net income to net cash used in
     operating activities, net of effect of acquisitions:
     Depreciation                                                                     6,013           5,152           1,554
     Amortization of goodwill                                                         2,207             105              --
     Change in minority interest                                                        (15)            619              --
     Non-cash charges                                                                    --              --             284
     Change in assets and liabilities:
       Accounts receivable                                                          (19,375)        (24,663)        (14,301)
       Notes receivable                                                               1,808          (2,513)             --
       Inventory                                                                    (20,807)        (14,773)        (13,519)
       Prepaid expenses                                                              (1,698)         (2,031)         (3,693)
       Other assets                                                                  (5,097)            139              (1)
       Accounts payable                                                               4,443          14,499           6,743
       Accrued employee benefits                                                      1,967             526              12
       Other accrued liabilities                                                     (4,746)          5,549             905
       Income taxes payable                                                           3,915           2,590               9
                                                                                 ------------     -----------     -----------
         Net cash used in operating activities                                      (12,494)         (5,927)        (18,288)
                                                                                 ------------     -----------     -----------
Cash flows from investing activities:
   Acquisition of property and equipment                                            (16,922)        (14,078)         (7,339)
   Acquisitions, net of cash acquired                                               (10,855)         (2,714)             --
                                                                                 ------------     -----------     -----------
         Net cash used in investing activities                                      (27,777)        (16,792)         (7,339)
                                                                                 ------------     -----------     -----------
Cash flows from financing activities:
   Payments on capitalized lease obligations                                             --              --          (1,229)
   Proceeds (payments) of notes payable                                             (12,651)          1,425          (3,091)
   Proceeds from stock issuance, net of expenses                                      3,955          54,576          37,225
   Payments of long term debt, net                                                     (719)             --              --
   Proceeds from convertible debt offering, net                                      97,500              --              --
                                                                                 ------------     -----------     -----------
         Net cash provided by financing activities                                   88,085          56,001          32,905
                                                                                 ------------     -----------     -----------

Effect of exchange rate changes on cash                                              (1,895)             73              --
                                                                                 ------------     -----------     -----------

Net increase in cash and cash equivalents                                            45,919          33,355           7,278

Cash and cash equivalents at the beginning of the period                             42,226           8,871           1,593
                                                                                 ------------     -----------     -----------
Cash and cash equivalents at the end of the period                                $  88,145       $  42,226       $   8,871
                                                                                 ============     ===========     ===========
Supplemental cash flow disclosures:
   Cash paid for income taxes                                                     $   5,610       $     217       $     352
                                                                                 ============     ===========     ===========
   Cash paid for interest                                                         $     656       $     133       $     171
                                                                                 ============     ===========     ===========
   Stock issued in connection with the acquisition of CSM & ACS                   $  14,500       $   1,698       $      --
                                                                                 ============     ===========     ===========
   Stock options and warrants for services                                        $      --       $      --       $     284
                                                                                 ============     ===========     ===========
   Conversion of shareholder's loan to equity by Geritel                          $     368       $      --       $      --
                                                                                 ============     ===========     ===========

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

  At December 31, 1997 and 1996, approximately 47% and 56%, respectively, of trade accounts receivable represents amounts due from four customers. The Company has an agreement with a bank to sell, without recourse, certain of its trade accounts receivable. During 1997 and 1996, the Company sold $12 million and $4 million respectively, of its trade accounts receivable. For this service, the banks received a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. In 1997, 1996, and 1995, there were no material gains or losses on accounts receivable sold without recourse.

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

  Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands):

                                                                   Year Ended December 31,
                                                          ------------------------------------------
                                                             1997            1996            1995
                                                          ----------      ----------      ----------
Numerator for basic earnings per share - net income        $ 18,891        $  8,874        $  3,719
Effect of dilutive securities:
  Interest expense on convertible notes                         397               -               -
                                                           --------        --------        --------
Numerator for diluted earnings per common share            $ 19,288        $  8,874        $  3,719
                                                           ========        ========        ========

Denominator for basic earnings per common share              42,175          38,762          32,645
Effect of dilutive securities:
  Stock options and warrants                                  1,826           1,845           2,208
  Convertible notes                                             569               -               -
                                                           --------        --------        --------
Denominator for diluted earnings per common share            44,570          40,607          34,853
                                                           ========        ========        ========
Income from continuing operations before
  extraordinary items per common share:
  Basic                                                    $   0.45        $   0.23        $   0.11
                                                           ========        ========        ========
  Diluted                                                  $   0.43        $   0.22        $   0.11
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

NOTE 2 -- BALANCE SHEET COMPONENTS (in thousands):

                                                         December 31,
                                                 1997                  1996
                                             -------------         -------------
    Inventory:
      Raw materials                            $   9,695              $  8,681
      Work-in-process                             32,472                17,229
      Finished goods                              15,836                 7,037
                                               ---------              --------
                                               $  58,003              $ 32,947
                                               =========              ========
    Property and equipment:
      Tooling and test equipment               $  31,603              $ 20,326
      Computer equipment                           4,950                 2,754
      Furniture and fixtures                       4,979                 2,573
      Land and buildings                           1,389                 1,544
      Construction-in-process                      3,294                 1,817
                                                ---------             ---------
                                                  46,215                29,014
      Less accumulated depreciation              (13,902)               (8,429)
                                                ---------             ---------
                                                $ 32,313              $ 20,585
                                                =========             =========

NOTE 3 -- DEBT ARRANGEMENTS:

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

  Stockholders Rights Agreement.  On September 26, 1997, the Board of
Directors of the Company adopted a Stockholder Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights (the "Rights") will be distributed as a dividend a the rate of one preferred share purchase right on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy one-hundredth of one share of Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten (10) years from the date of the Agreement is executed by the Company and Bankboston, N.A., the Rights agent.

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

NOTE 5 -- ACQUISITIONS:

  On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem S.p.A. ("Technosystem"), a Rome, Italy-based company, with additional operations in poland, for aggregate proceeds of $3.3 million and the assumption of long-term debt of approximately $12.7 million in addition to other liabilities. The Company paid $2.6 million in cash and an additional payment of $0.7 million will be due on March 31, 1998, subject to certain indemnification obligations of the former Technosystem security holders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. The range of products includes audio/video modulators, converters, amplifiers, transponders, and transmitters and microwave links.

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

  The total purchase price of the acquisitions of CSM and Technosystem was as follows (in thousands):

                                                                             Technosystem       CSM          Total
                                                                             ------------   -----------   -----------
  Cash payment.........................................................         $2,600       $ 8,000       $10,600
  Contingent consideration.............................................            700            --           700
  Issuance of common stock.............................................             --        14,500        14,500
  Expenses.............................................................            471           128           599
                                                                                ------       -------       -------
     Total.............................................................         $3,771       $22,628       $26,399
                                                                                ======       =======       =======

  The allocation of the purchase price of the acquisitions of CSM and Technosystem is as follows (in thousands):

                                                                   Technosystem                CSM                   Total
                                                                ------------------        --------------        ----------------
  Cash and cash equivalents..............................           $      14               $   330               $     344
  Accounts receivable....................................               2,704                    --                   2,704
  Inventory..............................................               4,196                    53                   4,249
  Other current assets...................................               1,870                    --                   1,870
  Property and equipment.................................                 597                   222                     819
  Non-current assets.....................................                 129                     5                     134
  Intangible assets......................................              15,775                22,228                  38,003
  Current liabilities assumed............................              (8,824)                 (210)                 (9,034)
  Long-term debt.........................................             (12,690)                   --                 (12,690)

                                   ---------    -------    ---------
           Total.................. $   3,771    $22,628    $  26,399
                                   =========    =======    =========

  The unaudited pro forma combined results of operations of the Company, Technosystem and CSM for the year ended December 31, 1997 and 1996 after giving effect to certain pro forma adjustments are as follows (in thousands, except per share amount):

                                     1997       1996
                                   --------   --------
         Sales..................   $233,412   $147,802
                                   ========   ========
         Net income.............   $ 18,031   $ 12,158
                                   ========   ========
         Net income per share
           Basic................   $   0.43   $   0.31
                                   ========   ========
           Diluted..............   $   0.41   $   0.30
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

                                        Year Ended December 31,
                                        ----------------------
                                       1997       1996       1995
                                       ----       ----       ----
         Sales:
           P-Com                    $ 202,757   $ 97,515   $ 42,805
           CRC                            713      4,338     10,041
           RT Masts                    12,035     15,472      5,168
           Telematics                   5,197      3,628      6,449
                                    ---------   --------   --------
                                    $ 220,702   $120,953   $ 64,463
                                    =========   ========   ========

         Net income (loss):
           P-Com                    $  20,375   $ 14,068   $  2,585
           CRC                         (1,254)    (5,196)       237
           RT Masts                      (537)       101        133
           Telematics                     307        (99)       764
                                    ---------   --------   --------
                                    $  18,891   $  8,874   $  3,719
                                    =========   ========   ========

NOTE 6 -- EMPLOYEE BENEFIT PLANS:

   At December 31, 1997, the Company had two stock-based compensation plans which are described below. The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for its stock option plan or its stock purchase plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                    1997                1996                1995
                                                                    ----                ----                ----

Net income                  As reported                            $18,891              $8,874              $3,719
                            Pro forma                              $11,221              $4,883              $2,100

Net income per share        As reported - Basic                    $  0.45              $ 0.22              $ 0.11
                            Pro forma - Diluted                    $  0.43              $ 0.23              $ 0.11

                            Pro forma - Basic                      $  0.27              $ 0.13              $ 0.06
                            Pro forma - Diluted                    $  0.25              $ 0.12              $ 0.06

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

The following table summarizes stock option activity under the Company's 1992 and 1995 Plans.

                                               1997                          1996                            1995
                                   -----------------------------   -----------------------------  -----------------------------
                                                    Weighted                         Weighted                        Weighted
                                      Shares        Average           Shares         Average         Shares           Average
                                                    Exercise                         Exercise                        Exercise
                                                     Price                            Price                            Price
Outstanding at beginning of year     3,778,688      $  7.14          2,854,872       $  3.08        2,034,924       $  0.24
Granted                              3,317,712        16.73          2,164,500          9.97        1,742,044          5.05
Exercised                             (878,385)        3.31           (784,408)         1.73         (632,584)         0.12
Forfeited                             (211,976)       11.41           (456,276)         4.74         (289,512)         1.38
                                   -----------                       ---------                      ---------
Outstanding at end of year           6,006,039        12.65          3,778,688          7.14        2,854,872          3.08
                                   ===========                       =========                      =========

Options exercisable at year-end      2,970,244                       3,524,284                      2,833,672

Weighted-average fair value of         $  7.54                         $  4.78                        $  2.11
    options granted during the
    year

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                   Options Outstanding                            Options Exercisable
                       ------------------------------------------------     --------------------------------
                                        Weighted-
                                         Average           Weighted                          Weighted
   Range of               Shares        Remaining          Average            Shares          Average
Exercise Prices                        Contractual      Exercise Price                     Exercise Price
                                          Life
$  0.05 - 4.75           707,239          7.0              $  2.33            678,667          $  2.34
   6.56 - 9.75         1,634,836          8.3                 8.66          1,007,095             8.19
  10.06 - 14.88          845,378          8.9                12.94            423,300            12.66
  15.13 - 19.44        2,562,936          9.4                16.95            860,970            17.73
  21.09 - 25.75          255,650          9.8                22.69                 --               --
                       ---------                                            ---------
                       6,006,039                                            2,970,244
                       =========                                            =========

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

NOTE 7 - INCOME TAXES:

  Income before income taxes consists of the following (in thousands):

                                             Year ended December 31,
                                          1997         1996         1995
                                          ----         ----         ----

           Domestic                      $26,390      $9,962      $4,286
           Foreign                         3,553        (132)        194
                                         -------      ------      ------
                                         $29,943      $9,830      $4,480
                                         =======      ======      ======

  The provision for income taxes comprises the following (in thousands):

                                             Year ended December 31,
                                          1997         1996         1995
                                          ----         ----         ----
        Current:
           Federal                       $ 7,850      $ 2,543     $ 597
           State                             268           27       104
           Foreign                         2,920           97        60
                                         -------      -------     -----
                                          11,038        2,667       761
                                         =======      =======     =====

        Deferred:
           Federal                          (217)      (1,617)        -
           State                             231          (94)        -
                                         -------      -------     -----
                                              14       (1,711)        -
                                         -------      -------     -----
                    Total                $11,052      $   956     $ 761
                                         =======      =======     =====


  Deferred tax assets consist of the following (in thousands):

                                                    December 31,
                                          1997          1996        1995
                                          ----          ----        ----

Net operating loss carry forwards        $ 2,032      $ 1,897     $ 3,146
Credit carry forwards                        615          615       1,364
Capitalized research
 and development costs                       156          335         482
Start-up costs                               202          376         429
Reserves and other                         1,339        1,000         494
                                         -------      -------     -------
                                           4,344        4,223       5,915
Valuation allowance                       (2,647)      (2,512)     (5,915)
                                         -------      -------     -------
                                         $ 1,697      $ 1,711     $     -
                                         =======      =======     =======

  Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                         Year ended December 31,
                                                                           1997           1996
                                                                         --------       --------
U.S. federal statutory rate                                                35.0%          35.0%
State income taxes, net of federal tax benefit                              1.1            6.0
Change in valuation allowance                                                --          (36.6)
Benefit from foreign sales corporation                                     (2.3)            --
Research and development tax credit                                        (7.3)            --
Foreign income taxed at different rate                                      4.8             --
Other, net                                                                  5.6            5.0
                                                                        -----------    -----------
                                                                           36.9%           9.4%
                                                                        ===========    ===========

NOTE 8 -- COMMITMENTS:

Lease obligations


   The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's operating leases at December 31, 1997 are as follows (in thousands):


                                Year ending December 31,
                                1998..........................   $ 2,934
                                1999..........................     2,972
                                2000..........................     2,672
                                2001..........................     1,813
                                Thereafter....................     3,690
                                                                 -------
                                                                 $14,081
                                                                 =======

Rent expense for all operating leases was approximately $2,205,000, $1,369,000 and $467,000 in 1997, 1996, and 1995, respectively.

NOTE 9 -- GEOGRAPHIC SALES AND MAJOR CUSTOMERS:

The following is a summary of the Company's sales by geographic area:

                                                        Year ended December 31,
                                               1997              1996               1995
                                            ----------        ----------         ----------
          Europe                                    52%               64%                78%
          United States                             33                33                 22
          Asia                                       9                 3                 --
          Africa                                     3                --                 --
          Australia                                  1                --                 --
          Middle East                                1                --                 --
          Central and South America                  1                --                 --
                                            ----------        ----------         ----------
                                                   100%              100%               100%
                                            ==========      ============       ============

The following table summarizes the percentage of sales accounted for by the Company's significant customers with sales of 10% or more:

                                                           Year ended December 31,
                                                   1997              1996              1995
                                                  -------           -------         ----------
          Customer A                                11%               12%                14%
          Customer B                                16                18                 14
          Customer C                                --                11                 --
          Customer D                                --                11                 --
          Customer E                                --                11                 --
          Customer F                                --                --                 10

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

Selected Quarterly Financial Data (Unaudited)

                                                    Three Months Ended
                   --------------------------------------------------------------------------------------
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

                                                    Three Months Ended
                   --------------------------------------------------------------------------------------
                    Dec. 31     Sept. 30    June 30   March 31   Dec. 31   Sept. 30    June 30   March 31
                     1997        1997        1997      1997       1996      1996        1996       1996
                     ----        ----        ----      ----       ----      ----        ----       ----
Sales              $ 64,226    $ 51,191   $ 55,058   $ 44,227   $ 41,587   $ 31,780   $ 25,161   $ 22,425

Gross Profit       $ 27,892    $ 24,117   $ 22,683   $ 16,775   $ 16,357   $ 12,690   $  9,672   $  8,176

Net income         $  8,065    $  4,036   $  5,111   $  1,679   $  4,892   $  2,827   $  1,061   $     94

Income per share:
  Basic            $   0.19    $   0.10   $   0.12   $   0.04   $   0.12   $   0.07   $   0.03   $      -
  Diluted          $   0.18    $   0.09   $   0.12   $   0.04   $   0.11   $   0.07   $   0.03   $      -


ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III
                                    --------


ITEM 11.    DIRECTORS AND OFFICERS OF THE REGISTRANT.

  The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference. The information required by this item relating to the Company's executive officers is included under the caption "Executive Officers" in Part I of this Form 10K/A Annual Report.


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

                                    PART IV
                                    -------


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)    The following documents are filed as part of this Annual Report on Form
       10K/A:

       1. Financial Statements. The following Consolidated Financial Statements of P-COM, Inc. and its subsidiaries are included in Item 8 of this Annual
       Report on Form 10K/A:

       Form 10K

       Page Number
       -----------

       Report of Independent Accountants.................................................  40

       Consolidated Balance Sheets at December 31, 1997 and 1996.........................  41

       Consolidated Statements  of Operations for the
       years ended December 31, 1997, 1996 and 1995......................................  42

       Consolidated Statements of Stockholders'
       Equity for the years ended December 31, 1997, 1996, and 1995......................  43

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995..................................................  44

       Notes to Consolidated Financial Statements........................................  45

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

      +10.15D Accounts Receivable Purchase Agreement dated December 31, 1997 by and between the Company and Wells Fargo MCBC Trade Bank N.A.

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

      +10.19A Service Agreement dated December 15, 1997 by and between the Company and Mr. George P. Roberts.

      +10.19B Service Agreement dated December 15, 1997 by and between the Company and Mr. Michael J. Sophie.

      +10.19C Service Agreement dated December 15, 1997 by and between the Company and Mr. Pier Antoniucci.

       10.21(1) Real Property Lease dated December 10, 1993, by and between the Company and Bryan T.D. Trust, pertaining to 3175 S. Winchester Boulevard, Campbell, California 95008.

       *10.22(1)    Low Capacity Digital Radio Product Agreement dated February
                    13, 1995 by and between the Company and Siemens.

      +*10.22A Low Capacity Digital Radio Agreement dated February 13, 1995 by and between the Company and Itatel.

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

       23.1         Consent of PricewaterhouseCoopers LLP, Independent
                    Accountants.

      +24.1         Power of Attorney.

      +27           Financial Data Schedule
________________
(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.

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

(9) Incorporated by reference to identically numbered exhibits to the Company's Annual Report on Form 10K for the annual period ended December 31, 1995.

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

* Confidential treatment granted as to certain portions of these exhibits. + Previously Filed.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 1999.

                                    P-COM, INC.


Date:  June 14, 1999            By: /s/ George P. Roberts
                                    ------------------------
                                    George P. Roberts
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)


Date:  June 14, 1999            By: /s/ Robert E. Collins
                                    ------------------------
                                    Robert E. Collins
                                    Chief Financial Officer and Vice President,
                                    Finance and
                                    Administration (Principal Financial and
                                    Accounting Officer)

                               POWER OF ATTORNEY
                               -----------------


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George P. Roberts and Robert E. Collins and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  June 14, 1999      By   /s/ George P. Roberts
                               -------------------------------------
                               George P. Roberts
                               Chairman of the Board and
                               Chief Executive Officer


Date:  June 14, 1999      By:  /s/ Robert E. Collins
                               -------------------------------------
                               Robert E. Collins
                               Chief Financial Officer, Vice President,
                               Finance and Administration

Date:  June 14, 1999      By:  /s/         *
                               -------------------------------------
                               Gill Cogan
                               Director of the Company

Date:  June 14, 1999      By:  /s/         *
                               -------------------------------------
                               John A. Hawkins
                               Director of the Company

Date:  June 14, 1999      By:  /s/         *
                               -------------------------------------
                               M. Bernard Puckett
                               Director of the Company

Date:  June 14, 1999      By:  /s/         *
                               -------------------------------------
                               James J. Sobczak
                               Director of the Company


*  By George P. Roberts, attorney-in-fact.