Form 10-Q/A
period 1998-03-31
P COM INC
filed 1999-06-14
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-Q/A
                                Amendment No. 2
                                 To Form 10-Q

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

  This quarterly report on Form 10-Q/A consists of 34 pages of which this is page 1. The Exhibit Index appears on page 34.

 AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998 - RESTATEMENT
          OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

  P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The Company has adjusted the allocation of the purchase price related to the March 28, 1998 and April 1, 1998 acquisition of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The Company initially recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 based upon a purchase price allocation which was made in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequently the Company has resolved to adjust the amount originally allocated to acquired IPR&D based on a more current and preferred methodology. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. This adjustment reduced the charge to operations for IPR&D from $33.9 million to $15.4 million and created a higher recorded value of goodwill and other intangible assets. This amended filing contains related financial information and disclosures as of and for the three month period ended March 31, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                  P-COM, INC.

                               TABLE OF CONTENTS

                                                                           Page
Part I.    Financial Information                                          Number
           ---------------------                                          ------
  Item 1.  Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997.........................................    4

           Condensed Consolidated Statements of Operations for the three
           month periods ended March 31, 1998 and 1997...................    5

           Condensed Consolidated Statements of Cash Flows for the
           three month periods ended March 31, 1998 and 1997.............    6

           Notes to Condensed Consolidated Financial Statements..........    7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   13

Part II.   Other Information
           -----------------

  Item 1.  Legal Proceedings.............................................   32

  Item 2.  Changes in Securities.........................................   32

  Item 3.  Defaults Upon Senior Securities...............................   32

  Item 4.  Submission of Matters to a Vote of Security Holders...........   32

  Item 5.  Other Information.............................................   32

  Item 6.  Exhibits and Reports on Form 8-K..............................   32

           Signatures....................................................   33

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I
                                  P-COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                       March 31,         December 31,
                                                                         1998                1997
                                                                      -----------       --------------
                                                                      (restated)
ASSETS
Current assets:
   Cash and cash equivalents                                           $   25,922         $   88,145
   Accounts receivable, net                                                68,667             70,883
   Notes receivable                                                           207                205
   Inventory                                                               74,848             58,003
   Prepaid expenses and other current assets                               15,514             10,632
                                                                     --------------     ---------------
      Total current assets                                                185,158            227,868

   Property and equipment, net                                             39,656         $   32,313
   Deferred income taxes                                                    6,855              1,697
   Goodwill and other assets                                               77,754             43,643
                                                                     --------------     ---------------
                                                                       $  309,423            305,521
                                                                     ==============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   38,193             38,043
   Accrued employee benefits                                                2,810              3,930
   Other accrued liabilities                                               10,519              6,255
   Income taxes payable                                                     9,249              6,409
   Notes payable                                                              245                293
                                                                     --------------     ---------------
      Total current liabilities                                            61,016             54,930
                                                                     --------------     ---------------


Long-term debt                                                            102,255            101,690
                                                                     --------------     ---------------
Minority interest                                                             705                604
                                                                     --------------     ---------------


Stockholders' equity:
   Preferred stock                                                              -                  -
   Common Stock                                                                 4                  4
   Additional paid-in capital                                             134,165            131,735
   Retained earnings                                                       13,283             18,380
   Accumulated other comprehensive income                                  (2,005)            (1,822)
                                                                     --------------     ---------------
     Total stockholders' equity                                        $  145,447         $  148,297
                                                                     --------------     ---------------
                                                                       $  309,423         $  305,521
                                                                     ==============     ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)


                                                              Three Months Ended March 31,
                                                                 1998              1997
                                                              ----------        ----------
                                                              (restated)
Sales
  Product                                                      $  51,421         $  38,593
  Service                                                          7,216             5,634
                                                              ----------        ----------
    Total sales                                                   58,637            44,227
                                                              ----------        ----------
Cost of sales
  Product                                                         28,847            23,141
  Service                                                          4,665             4,311
                                                              ----------        ----------
    Total cost of sales                                           33,512            27,452
                                                              ----------        ----------
  Gross profit                                                    25,125            16,775
                                                              ----------        ----------
Operating expenses:
  Research and development                                         7,728             6,774
  Selling and marketing                                            4,225             2,915
  General and administrative                                       3,891             3,437
  Goodwill amortization                                              698               346
  Acquired in-process research and development                    15,442                 -
                                                              ----------        ----------
    Total operating expenses                                      31,984            13,472
                                                              ----------        ----------
Income (loss) from operations                                     (6,859)            3,303
Interest expense                                                  (1,766)             (296)
Interest income                                                      882               380
Other income (expense)                                                20              (156)
                                                              ----------        ----------
Income (loss) before income taxes                                 (7,723)            3,231
Provision (benefit) for income taxes                              (2,626)            1,553
                                                              ----------        ----------
Net income (loss)                                              $  (5,097)        $   1,678
                                                              ==========        ==========
Net income (loss) per share:
  Basic                                                        $   (0.12)        $    0.04
                                                              ==========        ==========
  Diluted                                                      $   (0.12)        $    0.04
                                                              ==========        ==========
Shares used in per share computation:
  Basic                                                           42,951            41,371
                                                              ==========        ==========
  Diluted                                                         42,951            43,238
                                                              ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)



                                                                                Three Months Ended March 31,
                                                                                    1998            1997
                                                                                ------------    ------------
                                                                                 (restated)
Cash flows from operating activities:
------------------------------------
   Net income (loss)                                                            $    (5,097)    $      1,678
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation                                                                     2,923            1,136
     Amortization of goodwill                                                           689              346
     Change in minority interest                                                        101              (21)
     Deferred income taxes                                                           (5,158)              14
     Acquired in-process research and development expenses                           15,442                -
     Change in assets and liabilities (net of acquisition balances):
       Accounts receivable                                                           (3,214)           2,287
       Notes receivable                                                                  (2)             435
       Inventory                                                                    (11,736)          (6,881)
       Prepaid expenses                                                              (3,185)             115
       Goodwill and other assets                                                     (1,854)            (126)
       Accounts payable                                                              (1,205)             229
       Accrued employee benefits                                                     (1,120)             135
       Other accrued liabilities                                                      4,264           (2,759)
       Income taxes payable                                                           2,840            1,337
                                                                                -----------      -----------
          Net cash used in operating activities                                      (6,303)          (2,075)
                                                                                -----------      -----------
Cash flows from investing activities:
-------------------------------------
   Acquisition of property and equipment                                             (9,805)          (2,618)
   Acquisitions, net of cash acquired                                               (48,874)         (10,855)
                                                                                -----------      -----------
          Net cash used in investing activities                                     (58,679)         (13,473)
                                                                                -----------      -----------

Cash flows from financing activities:
------------------------------------
   Proceeds (payment) of notes payable                                                  517           (4,754)
   Proceeds from stock issuances, net of expenses                                     2,430            1,418
                                                                                -----------      -----------
          Net cash provided by (used in) financing activities                         2,947           (3,336)
                                                                                -----------      -----------
Effect of exchange rate changes on cash                                                (183)            (228)
                                                                                -----------      -----------
Net decrease in cash and cash equivalents                                           (62,223)         (19,112)
Cash and cash equivalents at the beginning of the period                             88,145           42,226
                                                                                -----------      -----------
Cash and cash equivalents at the end of the period                              $    25,922           23,114
                                                                                ===========      ===========
Supplemental cash flow disclosures:
   Cash paid for income taxes                                                   $       676      $       200
                                                                                ===========      ===========
   Stock issued in connection with the acquisition of CSM and ACS               $         -      $    14,500
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

  The Company recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 relating to the acquisition of the Cylink Wireless Group in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of some new information which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing IPR&D using the current preferred methodology, the Company, decided to revise the amount originally allocated to IPR&D. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three-month period ended March 31, 1998 is as follows (in thousands except per share amounts, unaudited):

                                                                                                    Three months ended
                                                                                                      March 31, 1998
               Statements of Operations:                                                   As reported               Restated
                                                                                         --------------            -------------
               Acquired in-process research and development expenses                      $   33,856                $   15,442
               Loss from operations                                                       $  (25,273)               $   (6,859)
               Net loss                                                                   $  (17,249)               $   (5,097)
               Net loss per share
                 Basic and diluted                                                        $    (0.40)               $    (0.12)

                                                                                                      March 31, 1998
               Balance Sheets:                                                             As reported               Restated
                                                                                         --------------            -------------
               Deferred income taxes                                                      $   13,117                $    6,855
               Goodwill and other assets                                                  $   59,340                $   77,754
               Total assets                                                               $  297,271                $  309,423
               Retained earnings                                                          $    1,131                $   13,283
               Total stockholders' equity                                                 $  133,295                $  145,447

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

  Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands except per share data):

                                                                                               Three months ended March 31,
                                                                                             1998                      1997
                                                                                         --------------            --------------
                                                                                          (restated)
               Numerator for basic income (loss) per share - net income (loss)           $   (5,097)               $    1,678
                                                                                         ==============            ==============
               Denominator for basic income (loss) per common share                          42,951                    41,371
               Effect of dilutive securities:
               Stock options and warrants                                                         -                     1,867
                                                                                         --------------            --------------
               Denominator for diluted income (loss) per common share                        42,951                    43,238
                                                                                         ==============            ==============
               Income (loss) from continuing operations before
               extraordinary items per common share:
               Basic                                                                     $    (0.12)               $     0.04
                                                                                         ==============            ==============
               Diluted                                                                    $   (0.12)               $     0.04
                                                                                         ==============            ==============

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


                                                       Three Months Ended
                                                            March 31,
                                                        1998         1997
                                                     ----------   ----------
                                                     (restated)

     Net income (loss)                                $(5,097)      $1,679
     Other comprehensive income (loss)                   (183)        (277)
                                                      -------       ------
     Total comprehensive income (loss)                $(5,280)      $1,402
                                                      =======       ======

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

  The Company accounted for this acquisition as a purchase business combination. The results of Cylink Wireless Group are included from the date of acquisition and were not material to the Company's results of operations for the three-month period ended March 31, 1998.

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
                                                       =======


  The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development ("IPR&D"), as discussed below, was as follows (in thousands):

                                                (As reported)     (Restated)
                                                -------------     ----------
Accounts receivable, net                           $  9,065        $  9,065
Inventory                                             5,109           5,109
Property and equipment, net                             461             461
Current liabilities assumed                          (1,355)         (1,355)
Intangible assets:                                   15,847
  Goodwill                                                -          23,482
  In-process research and development                33,856          15,442
  Developed technology                                    -           6,291
  Acquired workforce                                      -           1,781
  Core technology                                         -           2,707
                                                   --------        --------
       Total                                       $ 62,983        $ 62,983
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

                                        Three Months Ended                     Twelve Months Ended
                                          March 31, 1998                        December 31, 1997
                                            (restated)                              (restated)
                                -----------------------------------     -------------------------------------
                                 P-Com        Cylink      Pro Forma      P-Com       Cylink (1)     Pro Forma
                                --------     --------     ---------     --------     ----------     ---------
Sales                           $ 58,637     $  4,508     $ 63,145      $220,702     $ 27,957       $248,659
Net income (loss)                 (5,097)      (4,706)      (9,803)       18,891       (3,443)        15,448
Net income (loss) per share:
  Basic                            (0.12)       (0.11)       (0.23)         0.45        (0.08)          0.37
  Diluted                          (0.12)       (0.11)       (0.23)         0.43        (0.08)          0.35

----------
(1) On November 5, 1998, Cylink publicly announced that it and its independent accountants had initiated a review of revenue recognition practices which would result in a restatement of Cylink's previously issued first and second quarter 1998 results and that the first three quarters of 1998 were all expected to show substantial operating losses. During the review, certain facts became publicly available that indicated that errors had been made in the application of revenue recognition policies which also impacted Cylink's fourth quarter 1998 results. These restated results were announced in a press release issued by Cylink dated December 16, 1998 and have been reflected in the Cylink balances shown in the financial statements. These restated results only impact the year ended December 31, 1997 for the Cylink Wireless Group as follows (in thousands):

Statement of Operations:                        (As reported)     (Restated)
                                                -------------     ----------
 Revenue                                           $31,267          $27,957
 Operating expenses                                 14,118           14,118
 Income from operations                              3,688            1,769
 Net income                                          2,668            1,343

  After consideration of recent guidance, which included modifications of widely recognized appraisal practices, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group, which included decreasing the IPR&D charge from $33.9 million as originally reported in the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 1998 to $15.4 million. The result of this restatement is a lesser charge to income for IPR&D and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

  IPR&D had no alternative future use at the date of acquisition and technological feasibility had not been established.

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows. In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point-to-multipoint product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consisting of a Voice Extender, Data Metro II, and RLL encoding products. IPR&D essentially comprised three significant projects: a new point-to-multipoint product; a faster, less expensive, more flexible point-to-point product; and the development of enhanced Airlink products acquired from Cylink Wireless Group, consisting of a Voice Extender, Data Metro II and RLL encoding products. At the time of the acquisition, these projects were estimated to be 60%, 85% and 50% complete, respectively, with estimated costs to complete of $2.4 million, $2.6 million and $0.6 million, respectively. The new point-to-multipoint product will include significant developments such as time division multiple access scalability and a software controlled (vs. dipswitch controlled) installation system and is not expected to be completed prior to 2000. This new product is expected to generate revenues over the next 10 years. The point-to-point product will significantly redesign the RF section and digital board by offering a more robust RF section, proprietary software, network management functions and easier configuration options. This project is expected to be completed during the third quarter of 1998 and generate revenues over the next 10 years. The enhancements to existing Airlink products will focus on voice frequency, pseudonoise code technology and the introduction of compression technology and are expected to be completed during the first quarter of 1999. These projects are expected to generate revenues over the next 10 years. Cost assumptions used to determine the future cash flows of IPR&D included a gross margin of approximately 55% and an operating income margin of approximately
35%. These margins assume the Company is successful in developing its products and generates some economics of scale and operating leverage if it continues to grow. In determining the value assigned to the IPR&D, the Company used a discount rate of 28% which represented Cylink Wireless Group's weighted-average cost of capital.

  Developed technology is the technology that has reached technological feasibility and is currently being sold as products in the market. Core technology can be defined as the "building block" for future technological developments and is derived from developed technology. As a result, for purposes of allocating the purchase price to the intangible assets acquired, the core technology underlying the in-process technology was separately identified and capitalized. For the new point-to-multipoint product, the core technology comprised the RF platform and baseband modern design. For the point-to-point product, the core technology comprised the wireless protocol engine (FPGA design). For the enhanced Airlink products, the core technology comprised the site manager software.

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

6.  INVENTORY

  Inventory consists of the following (in thousands):

                                         March 31,      December 31,
                                           1998             1997
                                        (unaudited)
                                        -----------     ------------
        Raw materials                     $10,940         $ 9,695
        Work-in-process                    38,355          32,472
        Finished goods                     25,553          15,836
                                          -------         -------
                                          $74,848         $58,003
                                          =======         =======

7.  PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                         March 31,      December 31,
                                           1998             1997
                                        (unaudited)
                                        -----------     ------------
Tooling and test equipment                $ 35,304        $ 31,603
Computer equipment                           5,719           4,950
Furniture and fixtures                       5,238           4,979
Land and buildings                           1,357           1,389
Construction-in-process                      8,863           3,294
                                          --------        --------
                                            56,481          46,215
Less--accumulated depreciation and
      amortization                         (16,825)        (13,902)
                                          --------        --------
                                          $ 39,656        $ 32,313
                                          ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

  The total purchase price of the acquisition was $63.0 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million has been assigned to in-process research and development ("IPR&D") and expensed upon the consummation of the acquisition. The Company originally recorded a $33.9 million charge for purchased IPR&D in March 1998 based upon a purchase price allocation which was made in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequently, the Company has resolved to adjust the amount originally allocated to acquired IPR&D based on a more current and preferred methodology. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. The result is a lesser charge to income for IPR&D and a higher recorded value of goodwill and other intangible assets.

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

  The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company's with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to the Company's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that the IPR&D at the time of the acquisition constituted a significant part of the

Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated. The Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe that it could have developed such products internally or could have purchased them elsewhere for less.

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

                                                                Three Months Ended March 31,
                                                                  1998                1997
                                                              ------------         -----------
                                                               (restated)
        Sales                                                     100.0%              100.0%
        Cost of sales                                              57.2                62.1
                                                               --------            --------
        Gross profit                                               42.8                37.9
                                                               --------            --------
        Operating expenses:
           Research and development                                13.2                15.3
           Selling and marketing                                    7.2                 6.6
           General and administrative                               6.8                 7.7
           Goodwill amortization                                    1.1                 0.8
           Acquired in-process research and development            26.3                   -
                                                               --------            --------
        Total operating expenses                                   54.5                30.4
                                                               --------            --------
        Income (loss) from operations                             (11.7)                7.5
                                                               --------            --------
        Interest and other income (expense), net                   (1.5)               (0.2)
                                                               --------            --------
        Income (loss) before income taxes                         (13.2)                7.3
        Provision (benefit) for income taxes                       (4.5)                3.5
                                                               --------            --------
        Net income (loss)                                         (8.7%)               3.8%
                                                               ========            ========



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

  The Company recently acquired three companies, including the acquisition of the assets of the Cylink Wireless Group which were acquired on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group from the acquisition date of March 28, 1998 to the end of the first quarter of 1998 were approximately $2.0 million RT Masts and Telematics were acquired on November 27, 1997 and are accounted for as poolings-of-interest. Under the pooling-of-interest method of accounting, prior period financial statements are restated to present the results of the combined companies as if they had been combined since inception. Sales for RT Masts in the first quarter of 1998 and 1997 were approximately $4.4 million and $4.6 million, respectively. Sales for Telematics in the first quarter of 1998 and 1997 were approximately $1.3 million and $2.0 million, respectively.

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

  Research and Development. For the three months ended March 31, 1998 and 1997, research and development expenses were approximately $7.7 million and $6.8 million, respectively. The increase in dollars in research and development expenses during the three months ended March 31, 1998 as compared to the corresponding period in 1997 was due primarily to expenses associated with increased staffing. As a percentage of sales, research and development expenses decreased from 15.3% in the three months ended March 31, 1997 to 13.2% in the corresponding period in 1998. The decrease in research and development expenses as a percentage of sales were primarily due to higher level of sales in the three months ended March 31, 1998, as compared to the corresponding period in 1997. The Company expects that research and development expenses will continue to increase significantly in dollars during the remainder of 1998.

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

  In-Process Research and Development. The Company recorded a charge for in-process research and development ("IPR&D") in March 1998 relating to the acquisition of the Cylink Wireless Group in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of new information which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing in-process research and development using the more current and preferred methodology, the Company, decided to revise the amount originally allocated to in-process research and development. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill.

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows. In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets.

  IPR&D essentially comprised three significant projects: a new point-to-multipoint product; a faster, less expensive, more flexible point-to-point product; and the development of enhanced Airlink products acquired from Cylink Wireless Group, consisting of a Voice Extender, Data Metro II and RLL Encoding products. At the time of the acquisition, these projects were estimated to be 60%, 85% and 50% complete, respectively, with estimated costs to complete of $2.4 million, $2.6 million and $0.6 million, respectively. The new point-to-multipoint product will include significant developments such as time division multiple access scalability and a software controlled (vs. dipswitch controlled) installation system and is not expected to be completed prior to 2000. This new product is expected to generate revenues over the next 10 years. The point-to-point product will significantly redesign the RF section and digital board by offering a more robust RF section, proprietary software, network management functions and easier configuration options. This project is expected to be completed during the third quarter of 1998 and generate revenues over the next 10 years. The enhancements to existing Airlink products will focus on voice frequency, pseudonoise code technology and the introduction of compression technology and are expected to be completed during the first quarter of 1999. These projects are expected to generate revenues over the next 10 years. Cost assumptions used to determine the future cash flows of IPR&D included a gross margin of approximately 55% and an operating income margin of approximately
35%. These margins assume the Company is successful in developing its products and generates some economies of scale and operating leverage if it continues to grow. In determining the value assigned to the IPR&D, the Company used a discount rate of 28% which represented Cylink Wireless Group's weighted-average cost of capital. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired.

  Developed technology is the technology that has reached technological feasibility and is currently being sold as products in the market. Core technology can be defined as the "building block" for future technological developments and is derived from developed technology. As a result, for purposes of allocating the purchase price to the intangible assets acquired, the core technology underlying the in-process technology was separately identified and capitalized. For the new point-to-multipoint product, the core technology comprised the RF platform and baseband modern design. For the point-to-point product, the core technology comprised the wireless protocol engine (FPGA design). For the enhanced Airlink products, the core technology comprised the site manager software. Developed technology of $6.3 million will be amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce, $1.8 million, will be amortized on a straight-line basis over three years, and the remaining identified intangible assets, including core technology of $2.7 million and goodwill of $23.5 million will be amortized on a straight-line basis over ten years. Due to the timing of the acquisition, there was no amortization expense related to the acquisition of the Cylink Wireless Group during the quarter ended March 31, 1998.

  The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company's with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to P-COM's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that the IPR&D at the time of the acquisition constituted a significant part of the Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated. The Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe that it could have developed such products internally or purchase them elsewhere for less.

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

   No Assurance of Product Quality, Performance and Reliability

   The Company has limited experience in producing and manufacturing its systems and contracting for such manufacture. The Company's customers require very demanding specifications for quality, performance and reliability. There can be no assurance that problems will not occur in the future with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays in or cancellations or rescheduling of orders or shipments, delays in collecting accounts receivable and product returns and discounts, any of which would have a material adverse effect on the Company's business, financial condition or results of operations. In addition, in order to maintain its ISO 9001 registration, the Company periodically must undergo a recertification assessment. Failure to maintain such registration could materially adversely affect the Company's business, financial condition and results of operations. The Company completed ISO 9001 registration for its United Kingdom sales and customer support facility, its Geritel facility in Italy in 1996, and its Technosystem facility in Italy in 1997 and other facilities will also be attempting ISO 9001 registration. There can be no assurance that such registration will be achieved.

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


         2.8(1)    Asset Purchase Agreement dated March 13, 1998 by and between
                   P-Com, Inc. and Cylink Corporation

         2.8A(1)   Amendment to the Asset Purchase Agreement dated March 13,
                   1998 by and between P-Com, Inc. and Cylink Corporation

         2.8B(1)   Amendment No. 2 to the Asset Purchase Agreement dated March
                   27, 1998 by and between P-Com, Inc. and Cylink Corporation

         2.8C(1)   Unsecured Subordinated Promissory Note

         27.1(2)   Financial Data Schedule

----------
(1) Previously filed as an exhibit to the Company's current Report on Form 8-K dated April 9, 1998 as filed with the Securities and Exchange Commission on March 28, 1998.

(2) Previously filed as an exhibit to Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 1998, as filed with the Securities and Exchange Commission on April 30, 1999.

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



                                  P-COM, INC.
                                  (Registrant)


Date: June 14, 1999
                                  By:   /s/ George P. Roberts
                                  ----------------------------------------------
                                  George P. Roberts
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date: June 14, 1999
                                  By:   /s/ Robert E. Collins
                                  ----------------------------------------------
                                  Robert E. Collins
                                  Chief Financial Officer and Vice President
                                  Finance and Administration
                                  (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
  No.
-------
2.8(1)    Asset Purchase Agreement dated March 13, 1998 by and between P-Com,
          Inc. and Cylink Corporation

2.8A(1) Amendment to the Asset Purchase Agreement dated March 13, 1998 by and between P-Com, Inc. and Cylink Corporation

2.8B(1) Amendment No. 2 to the Asset Purchase Agreement dated March 27, 1998 by and between P-Com, Inc. and Cylink Corporation

2.8C(1)   Unsecured Subordinated Promissory Note

27.1(2)   Financial Data Schedule

(1) Previously filed as an exhibit to the Company's current Report on Form 8-K dated April 9, 1998 as filed with the Securities and Exchange Commission on March 28, 1998.

(2) Previously filed as an exhibit to Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 1998, as filed with the Securities and Exchange Commission on April 30, 1999.


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