Form 10-Q/A
period 1998-06-30
P COM INC
filed 1999-06-14
CIK 935493

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

     For the transition period from ________ to ________.

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



  P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. The Company has adjusted the allocation of the purchase price related to the March 28, 1998 and April 1, 1998 acquisition of the Wireless Communications Group of Cylink Corporation (the "Cylink Wireless Group"). The Company initially recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 based upon a purchase price allocation which was made in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequently, the Company has resolved to adjust the amount originally allocated to acquired IPR&D based on a more current and preferred methodology as such, the Company has adjusted the purchase price related to the acquisition of the Cylink Wireless Group. This adjustment reduced the charge to operations for in-process technology from $33.9 million to $15.4 million and the created a higher recorded value of goodwill and other intangible assets. This amended filing contains related financial information and disclosures as of and for the three and six month periods ended June 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                  P-COM, INC.

                               TABLE OF CONTENTS

                                                                                                Page
Part I.      Financial Information                                                             Number
             ----------------------                                                            -----

  Item 1.    Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of June 30, 1998
             and December 31, 1997....................................................          4

             Condensed Consolidated Statements of Operations for the three
             and six month periods ended June 30, 1998 and 1997.......................          5

             Condensed Consolidated Statements of Cash Flows for the
             six month periods ended June 30, 1998 and 1997...........................          6

             Notes to Condensed Consolidated Financial Statements.....................          7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................         13

Part II.     Other Information
             -----------------

  Item 1.    Legal Proceedings........................................................         33

  Item 2.    Changes in Securities....................................................         33

  Item 3.    Defaults Upon Senior Securities..........................................         33

  Item 4.    Submission of Matters to a Vote of Security Holders......................         33

  Item 5.    Other Information........................................................         33

  Item 6.    Exhibits and Reports on Form 8-K.........................................         33

             Signatures...............................................................         35

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I
                                  P-COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        June 30,                December 31,
                                                                          1998                     1997
                                                                      ------------            ---------------
                                                                       (restated)
ASSETS
Current assets:
    Cash and cash equivalents                                         $   24,988                $   88,145
    Accounts receivable, net                                              79,422                    70,883
    Notes receivable                                                       1,370                       205
    Inventory                                                             78,618                    58,003
    Prepaid expenses and other current assets                             19,517                    12,329
                                                                      ----------                ----------
      Total current assets                                               203,915                   229,565

Property and equipment, net                                               45,868                    32,313
Deferred income taxes                                                      6,950                     1,697
Goodwill and other assets                                                 75,905                    41,946
                                                                      ----------                ----------
                                                                      $  332,638                $  305,521
                                                                      ==========                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  $   27,570                $   38,043
    Accrued employee benefits                                              4,165                     3,930
    Other accrued liabilities                                              6,260                     6,255
    Income taxes payable                                                   5,756                     6,409
    Notes payable                                                         38,693                       293
                                                                      ----------                ----------
      Total current liabilities                                           82,444                    54,930
                                                                      ----------                ----------

Long-term debt                                                           102,643                   101,690
                                                                      ----------                ----------

Minority interest                                                              -                       604
                                                                      ----------                ----------


Stockholders' equity:
    Preferred stock                                                            -                         -
    Common stock                                                               4                         4
    Additional paid-in capital                                           135,248                   131,735
    Retained earnings                                                     13,073                    18,380
    Accumulated other comprehensive income                                  (774)                   (1,822)
                                                                      ----------                ----------
      Total stockholders' equity                                         147,551                   148,297
                                                                      ----------                ----------
                                                                      $  332,638                $  305,521
                                                                      ==========                ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)


                                        Three Months Ended June 30,         Six Months Ended June 30,
                                            1998           1997                1998           1997
                                        ------------   ------------        ------------   -----------
                                         (restated)                         (restated)
Sales
 Product                                 $  54,549      $  46,961          $ 105,970      $  85,554
 Service                                     8,910          8,097             16,126         13,731
                                        -----------    -----------         -----------     ----------
   Total sales                           $  63,459      $  55,058          $ 122,096      $  99,285
                                        -----------    -----------         -----------     ----------
Cost of sales
 Product                                    32,788         27,938             61,635         51,079
 Service                                     5,952          4,437             10,617          8,748
                                        -----------    -----------         -----------     ----------
   Total cost of sales                      38,740         32,375             72,252         59,827
                                        -----------    -----------         -----------     ----------
 Gross profit                               24,719         22,683             49,844         39,458
                                        -----------    -----------         -----------     ----------
Operating expenses:
 Research and development                   10,192          7,051             17,920         13,825
 Selling and marketing                       6,438          4,008             10,663          6,923
 General and administrative                  4,871          4,032              8,762          7,469
 Goodwill amortization                       2,094            565              2,792            911
 Acquired in-process research and
  development                                    -              -             15,442              -
                                        -----------    -----------         -----------     ----------
  Total operating expenses                  23,595         15,656             55,579         29,128
                                        -----------    -----------         -----------     ----------
Income (loss) from operations                1,124          7,027             (5,735)        10,330
Interest expense                            (1,833)          (712)            (3,599)        (1,008)
Interest income                                346            240              1,228            620
Other income (expense)                          45            372                 65            217
                                        -----------    -----------         -----------     ----------
Interest (loss) before income taxes           (318)         6,927             (8,041)        10,159
Provision (benefit) for income taxes          (108)         1,816             (2,734)         3,369
                                        -----------    -----------         -----------     ----------
Net income (loss)                         $   (210)     $   5,111          $  (5,307)      $  6,790
                                        ===========    ===========         ===========     ==========

Net income (loss) per share:
    Basic                                 $   0.00      $    0.12          $   (0.12)      $   0.16
                                        ===========    ===========         ===========     ==========
    Diluted                               $   0.00      $    0.12          $   (0.12)      $   0.16
                                         ==========    ===========         ===========     ==========

Shares used in per share computation:
    Basic                                   43,201         42,174             43,077         41,772
                                        ===========    ===========         ============    ==========
    Diluted                                 44,253         43,771             43,077         43,504
                                        ===========    ===========         ============    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                         Six Months Ended June 30,
                                                                                            1998            1997
                                                                                        -------------   ------------
Cash flows from operating activities:                                                     (restated)
------------------------------------
   Net income (loss)                                                                        $ (5,307)       $  6,790
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation                                                                               5,793           1,868
    Amortization of goodwill                                                                   2,792             913
    Change in minority interest                                                                 (604)             33
    Deferred income taxes                                                                     (5,253)             14
    Acquired in-process research and development                                              15,442               -
    Change in assets and liabilities (net of acquisition balances):
     Accounts receivable                                                                     (13,974)         (5,743)
     Notes receivable                                                                         (1,165)          1,814
     Inventory                                                                               (15,506)         (7,054)
     Prepaid expenses                                                                         (7,188)         (5,804)
     Goodwill and other assets                                                                (1,495)           (819)
     Accounts payable                                                                        (11,828)         (5,223)
     Accrued employee benefits                                                                   235           1,278
     Other accrued liabilities                                                                     5          (3,096)
     Income taxes payable                                                                       (653)          1,731
                                                                                           ----------      ----------
       Net cash used in operating activities                                                 (38,706)        (13,298)
                                                                                           ----------      ----------
Cash flows from investing activities:
-----------------------------------
   Acquisition of property and equipment                                                     (18,887)         (3,226)
   Acquisitions, net of cash acquired                                                        (49,478)        (10,855)
                                                                                           ----------      ----------
       Net cash used in investing activities                                                 (68,365)        (14,081)
                                                                                           ----------      ----------
Cash flows from financing activities:
------------------------------------
    Proceeds from notes payable                                                               39,353           4,562
    Proceeds from stock issuances, net of expenses                                             3,513           1,720
                                                                                           ----------      ----------
       Net cash provided by financing activities                                              42,866           6,282
                                                                                           ----------      ----------
Effect of exchange rate changes on cash                                                        1,048            (550)
                                                                                           ----------      ----------
Net decrease in cash and cash equivalents                                                    (63,157)        (21,647)

Cash and cash equivalents at the beginning of the period                                      88,145          42,226
                                                                                           ----------      ----------
Cash and cash equivalents at the end of the period                                          $ 24,988        $ 20,579
                                                                                           ==========      ==========
Supplemental cash flow disclosures:
    Cash paid for income taxes                                                              $  1,902        $  1,510
                                                                                           ==========      ==========
    Cash paid for interest                                                                  $  3,839        $    459
                                                                                           ==========      ==========
    Stock issued in connection with the acquisition of CSM and ACS                          $      -        $ 14,500
                                                                                           ==========      ==========
    Promissory note issued in connection with the acquisition of Cylink,
      net of amount withheld                                                                $  9,682        $      -
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

  The Company recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 relating to the acquisition of the Cylink Wireless Group in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of new information which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing IPR&D using the current preferred methodology, the Company decided to revise the amount originally allocated to IPR&D. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill.

  The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30,1998 is as follows (in thousands except per share amounts, unaudited):


                                                                 Three months ended                 Six months ended
                                                                    June 30, 1998                     June 30, 1998
    Statements of Operations:                                 As reported     Restated           As reported      Restated
                                                             ------------   -----------          -----------     ---------
    Goodwill amortization                                     $    1,187    $    2,028           $    1,818      $  2,659
    Acquired in-process research and development expenses     $      -             -             $   33,856      $ 15,442
    Income (loss) from operations                             $    1,965    $    1,124           $  (23,308)     $ (5,735)
    Net income (loss)                                         $      346    $     (210)          $  (16,903)     $ (5,307)
    Net loss per share
       Basic and diluted                                      $      0.01   $      -             $    (0.39)     $  (0.12)

                                                                    June 30, 1998
    Balance Sheets:                                           As reported     Restated
                                                             ------------    -----------
    Deferred income taxes                                    $     12,927    $   6,950
    Goodwill and other assets                                $     58,332    $  75,905
    Total assets                                             $    321,042    $ 332,638
    Retained earnings                                        $      1,477    $  13,073
    Total stockholders' equity                               $    135,955    $ 147,551

2.  NET INCOME (LOSS) PER SHARE

  Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands except per share data):

                                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                                  1998           1997             1998          1997
                                                            --------------   ------------    ------------- -----------
                                                                (restated)                      (restated)
Numerator - net income (loss)                               $       (210)    $     5,111     $   (5,307)    $   6,790
                                                            ==============   ============    =============  ===========
Denominator for basic income (loss) per common share              43,201          42,174         43,077        41,772
Effect of dilutive securities:
  Stock options                                                    1,052           1,597              -         1,732
                                                            --------------   ------------    ------------- -----------
Denominator for diluted net income (loss) per common share        44,253          43,771         43,077        43,504
                                                            ==============   ============    =============  ===========
Income (loss) per share:
  Basic                                                     $        -       $      0.12     $    (0.12)    $    0.16
                                                            ==============   ============    =============  ===========
  Diluted                                                   $        -       $      0.12     $    (0.12)    $    0.16
                                                            ==============   ============    =============  ===========

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

                                       Three Months Ended                 Six Months Ended
                                            June 30,                           June 30,
                                      1998              1997               1998           1997
                                    --------           -------           --------        -------
                                    (restated)                          (restated)

Net income (loss)                   $ (210)           $5,111              $(5,307)        $6,790
Other comprehensive income           1,231             1,623                1,048          1,346
                                    ------            ------              -------         ------
Total comprehensive income (loss)   $1,021            $6,734              $(4,259)        $8,136
                                    ======            ======              =======         ======

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

  The total purchase price of the acquisition was as follows (in thousands):


         Cash Payment                                         $ 46,000
         Short-term promissory note                             14,500
         Amount of note withheld                                (4,818)
         Expenses                                                2,483
                                                              ========
                                Total                         $ 58,165
                                                              ========

  The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development ("IPR&D") as discussed below, and as previously reported, was as follows (in thousands):

                                                                    (As reported)           (Restated)
                                                                 ----------------      ----------------

         Accounts receivable, net                                        $  4,247              $  4,247
         Inventory                                                          5,109                 5,109
         Property and equipment, net                                          461                   461
         Current liabilities assumed                                       (1,355)               (1,355)
         Intangible assets:                                                15,847
           Goodwill                                                             -                23,482
           In-process research and development                             33,856                15,442
           Developed technology                                                 -                 6,291
           Acquired workforce                                                   -                 1,781
           Core technology                                                      -                 2,707
                                                                         ---------             ---------
                        Total                                            $ 58,165              $ 58,165
                                                                         =========             =========


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

                                       Six Months Ended                         Twelve Months Ended
                                         June 30, 1998                            December 31, 1997
                          ------------------------------------------    ------------------------------------------
                                           (restated)                                (restated)

                             P-Com         Cylink        Pro Forma        P-Com          Cylink (1)       Pro Forma
                           ---------      --------       ----------      ---------       ----------       ---------

Sales                       $122,096      $  4,508       $ 126,604        $220,702         $ 27,957       $248,659
Net income (loss)             (5,307)       (4,706)        (10,013)         18,891           (3,443)        15,448
Net income (loss) per share:
  Basic                        (0.12)        (0.11)          (0.23)           0.45            (0.08)          0.37
  Diluted                      (0.12)        (0.11)          (0.23)           0.43            (0.08)          0.35

 -----------------

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

               Statement of Operations:                                 (As reported)             (Restated)
                                                                        -------------             ----------

                  Revenue                                                 $ 31,267                 $ 27,957
                  Operating expenses                                        14,118                   14,118
                  Income from operations                                     3,688                    1,769
                  Net income                                                 2,668                    1,343

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

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and
discounting the net cash flows    IPR&D essentially comprised three significant
projects: a new point-to-multipoint product; a faster, less expensive, more flexible point-to-point product; and the development of enhanced Airlink products acquired from Cylink Wireless Group, consisting of a Voice Extender, Data Metro II and RLL Encoding products. At the time of the acquisition, these projects were estimated to be 60%, 85% and 50% complete, respectively, with estimated costs to complete of $2.4 million, $2.6 million and $0.6 million, respectively. The new point-to-multipoint product will include significant developments such as time division multiple access scalability and a software controlled (vs. dipswitch controlled) installation system and is not expected to be completed prior to 2000. This new product is expected to generate revenue over the next 10 years. The point-to-point product will significantly redesign the RF section and digital board by offering a more robust RF section, proprietary software, network management functions and easier configuration options. This project is expected to be completed during the third quarter of 1998 and generate revenues over the next 10 years. The enhancements to existing Airlink products will focus on voice frequency, pseudonoise code technology and the introduction of compression technology and are expected to be completed during the first quarter of 1999. These projects are expected to generate over the next 10 years. Cost assumptions used to determine the future cash flows of IPR&D included a gross margin of approximately 55% and an operating income margin of approximately 35%. These margins assume the Company is successful in developing its products and generates some economics of scale and operating leverage as it continues to grow. In determining the value assigned to the IPR&D, the Company used a discount rate of 28% which represented Cylink Wireless Group's weighted-average cost of capital.

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

6. INVENTORY

   Inventory consists of the following (in thousands):

                                                                    June 30,        December 31,
                                                                     1998              1997
                                                                  (unaudited)
                                                                 -----------       -------------
                   Raw materials                                  $  12,374          $   9,695
                   Work-in-process                                   40,559             32,472
                   Finished goods                                    25,685             15,836
                                                                 -----------       -------------
                                                                  $  78,618          $  58,003
                                                                 ===========      =============


7. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):


                                                                    June 30,          December 31,
                                                                     1998                1997
                                                                  (unaudited)
                                                                 --------------      --------------
                   Tooling and test equipment                     $  39,726          $    31,603
                   Computer equipment                                 7,252                4,950
                   Furniture and fixtures                             6,895                4,979
                   Land and buildings                                 1,403                1,389
                   Construction-in-process                           10,287                3,294
                                                                 --------------      --------------
                                                                     65,563               46,215
                   Less -- accumulated depreciation and
                   amortization                                     (19,695)             (13,902)
                                                                 --------------      --------------
                                                                  $  45,868          $    32,313
                                                                 ==============      ==============

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

  The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company's with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to the Company's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing in a manner consistent with widely recognized appraisal practices independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that the in-process research and development at the time of the acquisition constituted a significant part of the Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated. The Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe that it could have developed such products internally or could have purchased them elsewhere for less.

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

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                       June 30,
                                                     1998            1997            1998           1997
                                                  ------------    ---------       -------------  ----------
                                                   (restated)                       (restated)
     Sales                                            100.0%         100.0%            100.0%       100.0%
     Cost of sales                                     61.0           58.8              59.2         60.3
                                                  ------------    ---------       -------------  ----------
     Gross profit                                      39.0           41.2              40.8         39.7
                                                  ------------    ---------       -------------  ----------
     Operating expenses:
        Research and development                       16.1           12.8              14.7         13.9
        Selling and marketing                          10.1            7.3               8.7          7.0
        General and administrative                      7.8            7.3               7.3          7.5
        Goodwill amortization                           3.2            1.0               2.2          0.9
        Acquired in-process
          research and development                        -              -              12.6            -
                                                  ------------    ---------       -------------  ----------
     Total operating expenses                          37.2           28.4              45.5         29.3
                                                  ------------    ---------       -------------  ----------
     Income (loss) from operations                      1.8           12.8              (4.7)        10.4
                                                  ------------    ---------       -------------  ----------
     Interest and other income (expense), net          (2.3)          (0.2)             (1.9)        (0.2)
                                                  ------------    ---------       -------------  ----------
     Income (loss) before income taxes                 (0.5)          12.6              (6.6)        10.2
     Provision (benefit) for income taxes              (1.7)           3.3              (2.2)         3.4
                                                  ------------    ---------       -------------  ----------
     Net income (loss)                                (3.3%)          9.3%             (4.4%)        6.8%
                                                  ============    =========       =============  ==========

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

  General and administrative expenses for the six months ended June 30, 1998 and 1997 were approximately $8.8 million and $7.5 million, respectively. This increase was due primarily to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses decreased from 7.5% in the six months ended June 30, 1997 to 7.3% in the corresponding period in 1998. This decrease in general and administrative expenses as a percentage of sales during the six months ended June 30, 1998 as compared to the corresponding period in 1997 was primarily due to a higher level of sales. The Company expects that general and administrative expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

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

  In-Process Research and Development . The Company recorded a charge for in-process research and development ("IPR&D") in March 1998 relating to the acquisition of the Cylink Wireless Group in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of new information which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon more current and preferred methodology. As a result of computing in-process research and the development using more current and preferred methodology, the Company decided to revise the amount originally allocated to in-process research and development. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill.

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

  IPR&D essentially comprised three significant projects: a new point-to-multipoint product; a faster, less expensive, more flexible point-to-point product; and the development of enhanced Airlink products acquired from Cylink Wireless Group, consisting of a Voice Extender, Data Metro II and RLL encoding products. At the time of the acquisition, these projects were estimated to be 60%, 85% and 50% complete, respectively, with estimated costs to complete of $2.4 million, $2.6 million and $0.6 million, respectively. The new point-to-multipoint product will include significant developments such as time division multiple access scalability and a software controlled (vs. dipswitch controlled) installation system and is not expected to be completed prior to 2000. This new product is expected to generate revenues over the next 10 years. The point-to-point product will significantly redesign the RF section and digital board by offering a more robust RF section, proprietary software, network management functions and easier configuration options. This project is expected to be completed during the third quarter of 1998 and generate revenues over the next 10 years. The enhancements to existing Airlink products will focus on voice frequency, pseudonoise code technology and the introduction of compression technology and are expected to be completed during the first quarter of 1999. These projects are expected to generate revenues over the next 10 years. Cost assumptions used to determine the future cash flows of IPR&D included a gross margin of approximately 55% and an operating income margin of approximately 35%. These margins assume the Company is successful in developing its products and generates some economies of scale and operating leverage as it continues to grow. In determining the value assigned to the IPR&D, the Company used a discount rate of 28% which represented Cylink Wireless Group's weighted-average cost of capital. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired.

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

  The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company's with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to P-COM's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices and in consultation with its independent accountants at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that the IPR&D at the time of the acquisition constituted a significant part of the Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated. The Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe it could have developed such products internally or could have purchased them elsewhere for less.

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

Certain Factors Affecting Operating Results

   Limited Operating History

  P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the second quarter of fiscal 1998, the Company generated a cumulative net profit of approximately $13.1 million. The decrease in cumulative net profit from 1997 to the second quarter of 1998 was due to the one time in-process research and development charge of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. From October 1993 through June 30, 1998, the Company generated sales of approximately $577.0 million, of which $342.8 million, or 59.4% of such amount, was generated in the year ended December 31, 1997 and the first half of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first half of 1998, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. In fact, during the second quarter of 1998, the company experienced its lowest rate of sequential sales growth since it became a public company. In the recent quarters, the Company has been experiencing higher than normal price declines. The declines in prices have a downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

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

   A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services and technologies could cause customers to defer or cancel purchases of the Company's systems and services, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and will continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include new product introductions and enhancements, including related costs; weakness in Asia; over capacity for microwave industry; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; customer confusion due to the impact of actions of competitors; mix of sales through direct efforts or through distributors or other third parties; mix of systems and related software tools sold and services provided; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions, especially outside of the United States; changes in pricing by the Company, its customers or suppliers; inventory write-offs, as the Company recently experienced in several recent quarters, which the Company may experience again in the future; inventory obsolescence; natural disasters; market acceptance by the Company's customers and the timing of availability of new products and services by the Company or its competitors; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems and services; warranty and customer support expenses; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products and services. All of the above factors are difficult for the Company to forecast, and these or other factors could materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors, as was recently the case. In such event, the price of the Company's Common Stock may be materially adversely affected.

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

   As part of its overall strategy, the Company plans to continue to acquire or invest in complementary companies, products or technologies and to enter into joint ventures and strategic alliances with other companies. In July 1998, the Company acquired Cemetel S.p.A., and Italian Limited Liability Company engaged in the supply of engineering services to wireless telecommunication providers in Italy, for an aggregate consideration of approximately $2.9 million. The Company is currently pursuing numerous acquisitions; however, no material acquisition is currently the subject of any definitive agreement, letter of intent or agreement in principle. The Company is unable to predict whether and when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. The Company competes for acquisition and expansion opportunities with many entities that have substantially greater resources than the Company. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, pay for acquisitions, complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity as the existing business of the Company, or the stand alone acquired company, or otherwise perform as expected. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives. If the Company proceeds with one or more significant acquisitions in which the consideration consists of cash, as was the case with Cylink Wireless Group, a substantial portion of the Company's available cash could be used to consummate the acquisitions. Many business acquisitions must be accounted for as a purchase for financial reporting purposes. Most of the businesses that might become attractive acquisition candidates for the Company are likely to have significant goodwill and intangible assets, and acquisition of these businesses, if accounted for as a purchase, as was the case with Cylink Wireless Group, would typically result in substantial amortization of goodwill charges to the Company. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations.

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

          2 A proposal to approve the amendments to the Company's 1995 Stock Option/Stock Issuance Plan to (the "1995 Plan") (i) increase the maximum number of shares of Common Stock authorized for issuance over the term of the 1995 Plan by an additional 3,500,000 shares to 12,719,625 shares, approved by a vote of 15,390,128 shares, 11,613,112 shares voted against the proposal and 127,262 votes were withheld.

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

     27.1 (3)  Financial Data Schedule.

     *Confidential treatment requested as to certain portion of this exhibit.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 24, 1998.

     (2) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

     (3) Previously filed with the Company's Amendment No. 1 to Form 10-Q for the quarter ending June 30, 1998 as filed with the Securities and Exchange Commission on April 30, 1999.

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

     10.32(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     10.33(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     10.34(2)  Subsidiary Guarantee dated as of May 15, 1998.

   +*10.35    Joint Development and License Agreement between Siemens
               Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

     10.36(2)  International Employee Stock Purchase Plan.

     27.1 (3)  Financial Data Schedule.

     *Confidential treatment requested as to certain portion of this exhibit.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 24, 1998.

     (2) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

     (3) Previously filed with the Company's Amendment No. 1 to Form 10-Q for the quarter ending June 30, 1998 as filed with the Securities and Exchange Commission on April 30, 1999.

      *   Previously Filed.