Form 10-Q/A
period 1998-09-30
P COM INC
filed 1999-06-14
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ------------------
                                  FORM 10-Q/A

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

This quarterly report on Form 10-Q/A consists of 42 pages of which this is page
1. The Exhibit Index appears on page 42.

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

                                  P-COM, INC.


                               TABLE OF CONTENTS


                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.   Financial Information
          ---------------------

 Item 1   Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997.......................................................     4

          Condensed Consolidated Statements of Operations for the three and
          nine month periods ended September 30, 1998 and 1997....................     5

          Condensed Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 1998 and 1997...............................     6

          Notes to Condensed Consolidated Financial Statements....................     7

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................................    15

PART II.  Other Information
          -----------------

 Item 1   Legal Proceedings.......................................................    39

 Item 2   Changes in Securities...................................................    39

 Item 3   Defaults Upon Senior Securities.........................................    39

 Item 4   Submission of Matters to a Vote of Security Holders.....................    39

 Item 5   Other Information.......................................................    39

 Item 6   Exhibits and Reports on Form 8-K........................................    39

Signatures........................................................................    41

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

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                   September 30,                        September 30,
                                                           1998                 1997                1998               1997
                                                        -----------          -----------         ------------       ------------
                                                       (restated)                                (restated)
Sales
  Product                                               $  20,366             $  50,417            $ 126,336           $ 135,971
  Service                                                   9,874                 6,774               26,000              20,505
                                                        ---------             ----------          -----------         -----------
    Total sales                                            30,240                57,191              152,336             156,476
                                                        ---------             ----------          -----------         -----------
Cost of sales
  Product                                               $  32,581             $  28,752            $   94,216          $  79,831
  Service                                                   9,120                 4,322                19,737             13,070
                                                        ---------             ----------          -----------         -----------
    Total cost of sales                                    41,701                33,074               113,953             92,901
                                                        ---------             ----------          -----------         -----------
  Gross profit (loss)                                     (11,461)               24,117                38,383             63,575
                                                        ---------             ----------          -----------         -----------
Operating expenses:
  Research and development                                 12,005                 7,081                29,925             20,906
  Selling and marketing                                     6,288                 4,070                16,951             10,993
  General and administrative                               10,771                 4,689                19,541             12,158
  Goodwill amortization                                     1,946                   614                 4,738              1,525
  Restructuring charge                                      4,332                    --                 4,332                 --
  Acquired in-process research and development                 --                    --                15,442                 --
                                                        ---------             ----------          -----------         -----------
  Total operating expenses                                 35,350                16,454                90,929              45,582
                                                        ---------             ----------          -----------         -----------
  Income (loss) from operations                           (46,811)                7,663               (52,546)             17,993
  Interest expense                                         (2,194)                 (246)               (5,793)             (1,254)
  Interest income                                             185                   243                 1,413                 863

  Other income (expense)                                     (643)                  (96)                 (578)                121
                                                        ---------             ----------          -----------         -----------
  Income (loss) before income taxes                       (49,463)                 7,564              (57,504)             17,723
  Provision (benefit) for income taxes                     (8,767)                 3,528              (11,501)              6,897
                                                        ---------             ----------          -----------         -----------
  Net income (loss)                                     $ (40,696)            $    4,036           $  (46,003)         $   10,826
                                                        =========             ==========          ===========         ===========
  Net income (loss) per share:
    Basic                                               $   (0.94)            $     0.10           $    (1.06)         $     0.26
                                                        =========             ==========          ===========         ===========
    Diluted                                             $   (0.94)            $     0.09           $    (1.06)         $     0.25
                                                        =========             ==========          ===========         ===========
  Shares used in per share computation:
    Basic                                                  43,459                 42,435               43,204              41,993
                                                        =========             ==========          ===========         ===========
    Diluted                                                43,459                 44,604               43,204              43,871
                                                        =========             ==========          ===========         ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                       1998                1997
                                                                   -----------          ----------
                                                                   (restated)
Cash flows from operating activities:
Net income (loss)                                                  $  (46,003)          $  10,826
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
 Depreciation                                                           8,541               3,240
 Amortization of goodwill                                               4,738               1,527
 Change in minority interest                                             (604)                 34
 Deferred income taxes                                                (13,829)                 14
 Acquired in-process research and development expenses                 15,442                  --

 Change in assets and liabilities (net of acquisition balances):
   Accounts receivable                                                 25,224             (15,300)
   Notes receivable                                                      (221)              1,811
   Inventory                                                          (20,115)            (14,890)
   Prepaid expenses                                                    (4,588)             (2,388)
   Goodwill and other assets                                             (847)             (1,010)
   Accounts payable                                                      (633)             (6,099)
   Accrued employee benefits                                             (947)                929
   Other accrued liabilities                                            4,015              (2,767)
   Income taxes payable                                                (2,269)              3,460
                                                                   -----------          ----------
   Net cash used in operating activities                              (32,096)            (20,613)
                                                                   -----------          ----------
Cash flows from investing activities:
 Acquisition of property and equipment                                (23,427)             (6,487)
 Acquisitions, net of cash acquired                                   (61,742)            (10,855)
   Net cash used in investing activities                              (85,169)            (17,342)
                                                                   -----------          ----------
Cash flows from financing activities:
 Proceeds from notes payable                                           47,715               4,431
 Proceeds from stock issuances, net of expenses                         4,439               3,886
 Proceeds from sale leaseback transaction                               1,557                  --
 Payment of sale leaseback obligation                                     (58)                 --
                                                                   -----------          ----------
   Net cash provided by financing activities                           53,563               8,317
                                                                   -----------          ----------
Effect of exchange rate changes on cash                                  (933)               (576)
                                                                   -----------          ----------
Net decrease in cash and cash equivalents                             (64,545)            (30,214)
Cash and cash equivalents at the beginning of the period               88,145              42,226
                                                                   -----------          ----------
Cash and cash equivalents at the end of the period                 $   23,600           $  12,012
                                                                   ===========          ==========
Supplemental cash flow disclosures:
 Cash paid for income taxes                                        $    1,922           $   2,288
                                                                   ===========          ==========
 Cash paid for interest                                            $    5,306           $     501
                                                                   ===========          ==========
 Stock issued in connection with the acquisition of CSM and ACS    $       --           $  14,500
                                                                   ===========          ==========
 Promissory Note issued in connection with the acquisition of
  Cylink, net of amount withheld                                   $    9,682           $      --
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

  The Company recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 relating to the acquisition of the Cylink Wireless Group in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of some new information which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing IPR&D using the more current and preferred methodology, the Company decided to revise the amount originally allocated to IPR&D. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows (in thousands except per share amounts, unaudited):

                                                              Three months ended            Nine months ended
                                                              September 30, 1998            September 30, 1998
Statements of Operations:                                  As reported    Restated       As reported    Restated
                                                           -----------    ---------      -----------    --------
Goodwill amortization                                       $  1,109       $  1,950       $  2,927       $  4,609
Acquired in-process research and development expenses       $      -       $      -       $ 33,856       $ 15,442
Loss from operations                                        $(45,970)      $(46,811)      $(69,278)      $(52,546)
Net income (loss)                                           $(42,122)      $(40,696)      $(59,025)      $(46,003)
Net loss per share
  Basic and diluted                                         $  (0.97)      $  (0.94)      $  (1.37)      $  (1.06)

                                                              September 30, 1998
Balance Sheets:                                            As reported    Restated
                                                           -----------    --------
Deferred income taxes                                      $  19,236      $  15,526
Goodwill and other assets                                  $  53,761      $  70,493
Total assets                                               $ 294,392      $ 307,414
Retained earnings                                          $ (40,645)     $ (27,623)
Total stockholders' equity                                 $  92,778      $ 105,800

2. NET INCOME (LOSS) PER SHARE

  Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented below (unaudited; in thousands, except per share data):

                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                          1998          1997               1998          1997
                                        --------      --------         ---------         ---------
                                       (restated)                      (restated)
Numerator - net income (loss)           $(40,696)     $  4,036         $ (46,003)        $  10,826
                                        ========      ========         =========         =========
Denominator for basic net income
 (loss) per common share                  43,459        42,435            43,204            41,993
Effect of dilutive securities:
 Stock options                                --         2,169                --             1,878
                                        --------      --------         ---------         ---------
Denominator for diluted net income
 (loss) per common share                  43,459        44,604            43,204            43,871
                                        ========      ========         =========         =========
Net income (loss) per share:
 Basic                                  $  (0.94)     $   0.10         $   (1.06)        $    0.26
                                        ========      ========         =========         =========
 Diluted                                $  (0.94)     $   0.09         $   (1.06)        $    0.25
                                        ========      ========         =========         =========

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

                                         Three Months Ended               Nine Months Ended
                                             September 30,                  September 30,
                                          1998           1997             1998         1997
                                        ---------       -------       ----------    --------
                                        (restated)                     (restated)
Net income (loss)                       $(40,696)        $4,036        $(46,003)     $10,826
Other comprehensive charges               (1,981)           (28)           (933)        (577)
                                        --------         ------        --------      -------
Total comprehensive income (loss)       $(42,677)        $4,008        $(46,936)     $10,249
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
                                                          ========

  The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development ("IPR&D") as discussed below, and as previously reported, was as follows (in thousands):

                                                                      (As reported)           (Restated)
                                                                         --------              --------
         Accounts receivable, net                                        $ 4,247              $  4,247
         Inventory                                                         5,109                 5,109
         Property and equipment, net                                         461                   461
         Current liabilities assumed                                      (1,355)               (1,355)
         Intangible assets:                                               15,847
          Goodwill                                                            --                23,482
          In-process research and development                             33,856                15,442
          Developed technology                                                --                 6,291
          Acquired workforce                                                  --                 1,781
          Core technology                                                     --                 2,707
                                                                        --------              --------
               Total                                                    $ 58,165              $ 58,165
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

                                  Nine Months Ended                    Twelve Months Ended
                                  September 30, 1998                   December 31, 1997
                          --------------------------------    ----------------------------------
                                     (restated)                           (restated)
                            P-Com      Cylink    Pro Forma     P-Com       Cylink (1)   Pro Forma
                          ----------   ------    ---------    --------    ----------   ---------
Sales                      $ 152,336   $  4,508   $156,844     $220,702    $ 27,957     $248,659
Net income (loss)            (46,003)    (4,706)   (50,709)      18,891      (3,443)      15,448
Net income (loss) per share:
  Basic                        (1.06)     (0.11)     (1.17)        0.45        0.08         0.37
  Diluted                      (1.06)     (0.11)     (1.17)        0.43        0.08         0.35

------------------
(1) On November 5, 1998, Cylink publicly announced that it and its independent accountant had initiated a review of revenue recognition practices which would result in a restatement of Cylink's previously issued first and second quarter 1998 results and that the first three quarters of 1998 were all expected to show substantial operating losses. During the review, certain facts became publicly available that indicated that errors had been made in the application of revenue recognition policies which also impacted Cylink's fourth quarter 1998 results. These restated results were announced in a press release issued by Cylink dated December 16, 1998 and have been reflected in the Cylink balances shown in the financial statements. These restated results only impact the year ended December 31, 1997 for the Cylink Wireless Group as follows (in thousands):

Statement of Operations:                                      (As reported)             (Restated)
                                                         -------------------      -------------------
     Revenue                                                         $31,267                  $27,957
     Operating expenses                                               14,118                   14,118
     Income from operations                                            3,688                    1,769
     Net income                                                        2,668                    1,343

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

  Among the various factors considered in determining the amount of the allocation of the purchase price to IPR&D were estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows. IPR&D essentially comprised three significant projects: a new point-to-multipoint product; a faster, less expensive, more flexible point-to-point product; and the development of enhanced Airlink products acquired from Cylink Wireless Group, consisting of a Voice Extender, Data Metro II and RLL encoding products. At the time of the acquisition, these projects were estimated to be 60%, 85% and 50% complete, respectively, with estimated costs to complete of $2.4 million, $2.6 million and $0.6 million, respectively. The new point-to-multipoint product will include significant developments such as time division multiple access scalability and a software controlled (vs. dipswitch controlled) installation system and is not expected to be completed prior to 2000. This new product is expected to generate revenue over the next 10 years. The point-to-point product will significantly redesign the RF section and digital board by offering a more robust RF section, proprietary software, network management functions and easier configuration options. This project is expected to be completed during the third quarter of 1998 and generate revenues over the next 10 years. The enhancements to existing Airlink products will focus on voice frequency, pseudonoise code technology and the introduction of compression technology and are expected to be completed during the first quarter of 1999. These projects are expected to generate revenues over the next 10 years. Cost assumptions used to determine the future cash flows of IPR&D included a gross margin of approximately 55% and an operating income margin of approximately 35%. These margins assume the Company is successful in developing its products and generates some economies of scale and operating leverage as it continues to grow. In determining the value assigned to the IPR&D, the Company used a discount rate of 28%, which represented Cylink Wireless Group's weighted-average cost of capital.

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


6.      INVENTORY

  Inventory consists of the following (in thousands):

                                                September 30,   December 31,
                                                    1998            1997
                                                (unaudited)
                                                  -------         -------
Raw materials                                     $18,227        $  9,695
Work-in-process                                    46,544          32,472
Finished goods                                     18,456          15,836
                                                  -------         -------
                                                  $83,227         $58,003
                                                  =======         =======

7. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):


                                                September 30,   December 31,
                                                    1998          1997
                                                 (unaudited)
                                                   -------       -------
Tooling and test equipment                         $48,605       $31,603
Computer equipment                                   7,730         4,950
Furniture and fixtures                               7,033         4,979
Land and buildings                                   1,679         1,389
Construction-in-process                              4,715         3,294
                                                   -------       -------
                                                   $69,762       $46,215
Less-accumulated depreciation and amortization     (22,443)      (13,902)
                                                   -------       -------
                                                   $47,319       $32,313
                                                   =======       =======

8. RESTRUCTURING AND OTHER ONE-TIME CHARGES

   During the quarter ended September 30, 1998, the Company incurred restructuring and other one-time charges of $4.3 million, consisting of severance benefits, and the accrual of adverse lease commitments, the write-off of idle fixed assets, and the write-off of impaired goodwill. These restructuring and other one-time charges resulted from the consolidation of certain of the Company's facilities.

  In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a sudden slowdown in the receipt of purchase orders from customers and the increased collection risk from the Company's customers. The $4.3 million restructuring charge consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-offs of approximately $2.9 million.

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

  Due to the slowdown in sales, the Company combined certain operations and closed its Telesys and Advanced Wireless facilities, incurring costs of approximately $0.9 million. Some of the employees were transferred to other
business units while others were included in the reduction in force.    As a
result of the facilities closures, certain fixed assets became idle, and leased buildings were abandoned. The charge of $0.9 million comprises the write-off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with abandoned leased facilities. The charge does not include any expenses, such as moving expenses or lease payments that will benefit future operations. During the quarter ended September 30, 1998, the Company sold a segment of its Geritel operations to a former owner. The segment which was sold represented the portion of the Geritel business which was generating revenues from third party customers. The remaining segment is used principally to produce product used for internal consumption by the Company. The products currently being produced and consumed internally were not in existence at the time that Geritel was originally acquired. Because the Geritel operation has recently experienced negative cash flow, and is expected to continue generating negative cash flow for the foreseeable future, the Company determined that the remaining goodwill booked as part of the original purchase price was impaired. Accordingly, the Company recorded an impairment charge of $1.6 million to reduce the carrying amount of this goodwill to its net realizable value. The remaining assets of Geritel were not significant, and were not tested for impairment.

  In addition to the impairment charge associated with the Geritel goodwill, the Company also recorded an impairment charge of $1.2 million associated with the goodwill booked in connection with the ACS acquisition. This impairment was triggered by the acquisition of the Cylink Wireless Group, whose products superseded those of ACS. The Company determined that they would no longer operate ACS as a separate business because the Cylink Wireless Group had a broader and more advanced product offering. As a result of the negative cash flows associated with ACS, the Company recorded an impairment charge of $1.2 million to reduce the carrying value of this goodwill to its net realizable
value.   The remaining assets of ACS were not significant, and were not tested for impairment.

  In the third quarter of 1998, the Company determined there was a significant and sudden downturn in sales for the telecommunications industry which required a review of the Company's inventory on hand and resulted in an increase to inventory reserves of approximately $16.9 million. This sudden downturn was evidenced by a dramatic decrease in the Company's revenues of 52% as compared with the second quarter of 1998 and further evidenced by significant declines in the revenues of several of the Company's competitors.

  The inventory reserves included an excess and obsolete reserve of approximately $4.5 million related to the point-to-point microwave radio inventory, primarily for 23 GHz and 38 GHz frequencies, used worldwide. The Company makes no distinction or categorization between excess and obsolete inventory at this time. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

  The inventory reserves also included $2.0 million for the write-off of inventory relating to overlap between the Cylink Wireless Group product line and the existing P-Com product line at the single T1/E1 (1.5-2.0 mbs) capacity and
2.4 and 5.7 GHz frequency. With lower demand and increased competition, the Company needed to consolidate product lines to reduce expenses.

  Additionally, the reserve included $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. The Company's inventory levels were driven based upon forecasted continuing growth expectations worldwide. It is not customary to rework semi-custom finished goods and frequencies, however, it can be less expensive than purchasing new equipment and can reduce cash outlays for inventory. The types of rework which can be performed include changing power supplies, changing interface connectors, adding or reducing functionality through daughter cards, and changing frequency bands by replacing filters or synthesizers. All of this rework represents an attempt to consume inventory and improve cash flows. The costs required to perform the rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

  The reserve also includes $1.1 million for products that have been rendered obsolete because they have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million for potential excess inventory caused by the slowdown in the industry. These reserves are primarily for the Tel-Link point-to-point microwave radio inventory covering 7GHz, 15GHZ, 23GHz, and 38GHz frequencies for components, subassemblies, and semi-finished goods in which the probability for usage or the ability to rework the inventory and sell it to customers has been deemed unlikely.

  The accrual balance for the inventory reserve, shown below, represents the charge to the balance sheet contra-account for excess and obsolete inventory. The remaining accrual balance will be relieved when the Company deems that the inventory is not suitable for rework, is otherwise unsaleable and is disposed of. During the fourth quarter of 1998, the Company wrote-off approximately $7.4 million of inventory against this reserve. The Company anticipates that the remaining balance will be relieved during 1999.

  With the sudden downturn in the microwave radio sector, the Company determined that an additional $5.4 million of accounts receivable reserve was needed. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide. During the third quarter if 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed creditworthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate.

  The ending accrual balance for the accounts receivable reserve of $5.4 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. Over the subsequent quarters, the Company elected to write off approximately $3.6 million of uncollectible accounts receivable.

  The Company expects to benefit from these restructuring and other one-time charges in future quarters by reducing fixed costs and future cash requirements.

  The accrued restructuring and other one-time charges and amounts charged against the accrual as of September 30, 1998, are as follows (in thousands):


                                               Beginning     Expenditures     Remaining
                                               Accrual       and Write-offs    Accrual
                                               -------       ------------     --------
Severance and benefits                         $  568          $  (378)        $   190
Facilities and fixed assets  write-offs           879             (487)            392
Goodwill impairment                             2,884           (2,884)             --
                                               -------         -------         -------
Total restructuring charges                     4,331           (3,749)            582
Inventory reserve                              16,922               --          16,922
Accounts receivable reserve                     5,386               --           5,386
                                               -------         -------         -------
Total accrued restructuring and
other one-time charges                         $26,639          $(3,749)       $22,890
                                               =======          =======        =======

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

  The total purchase price of the acquisition was $58.2 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million has been assigned to in-process research and development ("IPR&D") and expensed upon the consummation of the acquisition. The Company originally recorded a $33.9 million charge for purchased IPR&D in March 1998 based upon a purchase price allocation which was made in a manner consistent with widely recognized appraisal practices and in consultation with its independent accountants at the date of acquisition. Subsequently, the Company has resolved to adjust the amount originally allocated to acquired IPR&D based on a more current and preferred methodology. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. The result is a lesser charge to income for IPR&D and a higher recorded value of goodwill and other intangible assets.

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

  The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company's with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to P-COM's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that the IPR&D at the time of the acquisition constituted a significant part of the Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated. The Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe that believe that it could have developed such products internally or could have purchased them elsewhere for less.

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


                                          Three Months Ended                                Nine Months Ended
                                             September 30,                                     September 30,

                                        1998                  1997                    1998                    1997
                                       ------                -------                 -------                 -------
                                    (restated)                                      (restated)
Sales                                   100.0%                 100.0%                  100.0%                  100.0%
Cost of sales                           137.9                   57.8                    74.8                    59.4
                                       ------                -------                 -------                 -------
Gross profit                            (37.9)                  42.2                    25.2                    40.6
                                       ------                -------                 -------                 -------
Operating expenses:
 Research and development                39.7                   12.4                    19.6                    13.4
 Selling and marketing                   20.8                    7.1                    11.1                     7.0
 General and administrative              35.6                    8.1                    12.9                     7.6
 Goodwill amortization                    6.4                    1.2                     3.0                     1.1
 Restructuring charge                    14.3                     --                     2.8                      --
 Acquired in-process
     research and development expenses     --                     --                    10.1                      --
                                       ------                -------                 -------                 -------
 Total operating expenses               116.8                   28.8                    59.6                    29.1
                                       ------                -------                 -------                 -------
 Income (loss) from operations         (154.7)                  13.4                   (34.4)                   11.5
                                       ------                -------                 -------                 -------
 Interest and other income
  (expense), net                         (8.8)                  (0.2)                   (3.3)                   (0.2)
                                       ------                -------                 -------                 -------
 Income (loss) before income taxes     (163.5)                  13.2                   (37.7)                   11.3
                                       ------                -------                 -------                 -------
 Provision (benefit) for income taxes   (29.0)                   6.2                    (7.5)                    4.4
                                       ------                -------                 -------                 -------
 Net income (loss)                     (134.5%)                  7.1%                  (30.2%)                   6.9%
                                       ======                =======                 =======                 =======

  During 1997, the Tel-Link product line contributed approximately $154.9 million or 70.2% of the Company's total sales of approximately $220.7 million. For the first half of 1998, the Tel-Link product line contributed approximately $78.1 million or 64.0% of the Company's total sales of approximately $122.1
million.   Tel-Link product line sales for the third quarter of 1998 decreased from an average of $38.8 million for the proceeding six quarters to approximately $4.9 million. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil in Asia, and increased competition and downward pricing pressure.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Overview.   During the third quarter of 1998, the Company incurred
restructuring and other one-time charges of $4.3 million, consisting of severance benefits, facilities and fixed assets impairments and goodwill impairments. These restructuring and other one-time charges resulted from the consolidation of the Company's facilities and were related to severance, facility consolidation expense, and write-downs of impaired assets and goodwill. In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a sudden slowdown in receipt of purchase orders from customers and the increased collection risk.

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

  Between April 30, 1996 and June 30, 1998, the Company purchased 100% equity interest in Geritel which develops, sells and installs transmission systems and owns mountain top sights for antenna location. Subsequent to the initial investment on April 30, 1996, Geritel developed a synthesizer designed for the Company's Tel-Link radio and developed its manufacturing capabilities to assemble a Tel-Link outdoor unit. In 1998, the Company sold a segment of its Geritel operations to a former owner and wrote off the remaining goodwill created in the original purchase, approximately $1.6 million. The Company continues to operate its Geritel facility to develop and manufacture synthesizers and assemble outdoor units, but the Company discontinued and sold the microwave radio technology and the service and installation business originally purchased during the acquisition. The Company also wrote off the remaining goodwill of ACS of approximately $1.2 million because the designs were superseded by the overlap of product families acquired in the Cylink Wireless Group acquisition.

  In the third quarter of 1998, the Company determined there was a significant and sudden downturn in sales for the telecommunications industry which required a review of the Company's inventory on hand and resulted in an increase to inventory reserves of approximately $16.9 million. This sudden downturn was evidenced by a dramatic decrease in the Company's revenues of 52% as compared with the second quarter of 1998 and further evidenced by significant declines in the revenues of several of the Company's competitors.

  The inventory reserves included an excess and obsolete reserve of approximately $4.5 million related to the point-to-point microwave radio inventory, primarily for 23 GHz and 38 GHz frequencies, used worldwide. The Company makes no distinction or categorization between excess and obsolete inventory at this time. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

  The inventory reserves also included $2.0 million for the write-off of inventory relating to overlap between the Cylink Wireless Group product line and the existing P-Com product line at the single T1/E1 (1.5-2.0 mbs) capacity and
2.4 and 5.7 GHz frequency. With lower demand and increased competition, the Company needed to consolidate product lines to reduce expenses.

  Additionally, the reserve included $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. The Company's inventory levels were driven based upon forecasted continuing growth expectations worldwide. It is not customary to rework semi-custom finished goods and frequencies, however, it can be less expensive than purchasing new equipment and can reduce cash outlays for inventory. The types of rework which can be performed include changing power supplies, changing interface connectors, adding or reducing functionality through daughter cards, and changing frequency bands by replacing filters or synthesizers. All of this rework represents an attempt to consume inventory and improve cash flows. The costs required to perform the rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

  The reserve also includes $1.1 million for products that have been rendered obsolete because they have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million for potential excess inventory caused by the slowdown in the industry. These reserves are primarily for the Tel-Link point-to-point microwave radio inventory covering 7GHz, 15GHZ, 23GHz, and 38GHz frequencies for components, subassemblies, and semi-finished goods in which the probability for usage or the ability to rework the inventory and sell it to customers has been deemed unlikely.

  With the sudden and unexpected downturn in the microwave radio sector, The Company determined that an additional $5.4 million of accounts receivable reserve was needed. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide. During the third quarter if 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate. The ending accrual balance for the accounts receivable reserve of $5.4 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. Over the subsequent quarters, the Company elected to write off approximately $3.6 million of uncollectible accounts.

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

  Sales for the Tel-Link product line for the three months ended September 30, 1998 and 1997 were approximately $4.9 million or 16% of total sales and $42.8 million or 75% of total sales, respectively. Sales for the Tel-Link product line for the nine months ended September 30, 1998 and 1997 were approximately $83.0 million or 54% of total sales and $113.3 million or 72% or total sales, respectively. The slow down in the market is attributable to the lower demand for the product due in part to the economic turmoil in Asia, and increased competition and downward pricing pressure.

  Mitigating the impact of the decrease in the Tel-Link product line were increases in sales of the Cylink product line, product sales for Technosystem
and service sales.    Sales for Technosystem for the three months ended
September 30, 1998 and 1997 were approximately $7.7 million and $3.5 million, respectively. Sales for the nine months ended September 20, 1998 and 1997 were approximately $20.0 million and $11.9 million, respectively. Sales for the Cylink Wireless Group product line for the three months and nine months ended September 30, 1998 were approximately $6.2 million and $16.9 million, respectively. The Company acquired the Cylink Wireless Group product line in 1998, and no sales were attributable to this product line in 1997.

  Product sales for the three months ended September 30, 1998 and 1997 were approximately $20.4 million and $50.4 million, respectively, or 67.3% and 88.2% of total sales, respectively. Product sales for the nine months ended September 30, 1998 and 1997 were approximately $126.3 million and $136.0 million, respectively, or 82.9% and 86.9% of total sales, respectively.

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

  Goodwill amortization for the nine months ended September 30, 1998 and 1997 was $4.7 million and $1.5 million, respectively. The increase in goodwill amortization in the nine months ended September 30, 1998 as compared to the corresponding period in 1997 was due to the acquisitions of Technosystem S.p.A. ("Technosystem") a Rome, Italy-based company, Columbia Spectrum Management LP ("CSM") a Vienna, Virginia-based company, and the Cylink Wireless Group in February 1997, March 1997, and March 1998, respectively.

  Restructuring and Other One-time Charges. During the third quarter of 1998, the Company incurred restructuring and other one-time charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other one-time charges resulted from the consolidation of certain of the Company's facilities.

  In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a sudden slowdown in the receipt of purchase orders from customers and the increased collection risk from the Company's customers. The $4.3 million restructuring charge consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-offs of approximately $2.9 million.

  To attempt to offset the decrease in sales, the Company laid off approximately 121 employees from the Campbell facilities and 16 employees from its Redditch, UK facilities during September and October 1998, incurring costs of approximately $0.6 million. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees from the Campbell facilities. The employee lay-offs described above resulted in a reduction of costs of approximately $0.6 million per quarter, which includes approximately $0.2 million in cost of sales, $0.2 million in research and development , $0.1 million in sales and marketing, and $0.1 million in general and administrative expense.

  Due to the slowdown in sales, the Company combined certain operations and closed its Telesys and Advanced Wireless facilities, incurring costs of approximately $0.9 million. Some of the employees were transferred to other business units while others were included in the reduction in force. As a result of the facilities closures, certain fixed assets became idle, and leased buildings were abandoned. The charge of $0.9 million comprises the write off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with abandoned leased facilities. The charge does not include any expenses, such as moving expenses or lease payments that will benefit future operations.

  During the quarter ended September 30, 1998, the Company sold a segment of its Geritel operations to a former owner. The segment which was sold represented the portion of the Geritel business which was generating revenues from third party customers. The remaining segment is used principally to produce product used for internal consumption by the Company. The products currently being produced and consumed internally were not in existence at the time that Geritel was originally acquired. Because the Geritel operation has recently experienced negative cash flow, and is expected to continue generating negative cash flow for the foreseeable future, the Company determined that the remaining goodwill booked as part of the original purchase price was impaired. Accordingly, the Company recorded an impairment charge of $1.6 million to reduce the carrying amount of this goodwill to its net realizable value. The remaining assets of Geritel were not significant, and were not tested for impairment.

  In addition to the impairment charge associated with the Geritel goodwill, the Company also recorded an impairment charge of $1.2 million associated with the goodwill booked in connection with the ACS acquisition. This impairment was triggered by the acquisition of the Cylink Wireless Group, whose products superceded those of ACS. The Company determined that they would no longer operate ACS as a separate business because the Cylink Wireless Group had a broader and superior product offering. As a result of the negative cash flows associated with ACS, the Company recorded an impairment charge of $1.2 million
to reduce the carrying value of this goodwill to its net realizable value.   The
remaining assets of ACS were not significant, and were not tested for impairment.

  In the third quarter of 1998, the Company determined there was a significant and sudden downturn in sales for the telecommunications industry which required a review of the Company's inventory on hand and resulted in an increase to inventory reserves of approximately $16.9 million. This sudden downturn was evidenced by a dramatic decrease in the Company's revenues of 52% as compared with the second quarter of 1998 and further evidenced by significant declines in the revenues of several of the Company's competitors.

  The inventory reserves included an excess and obsolete reserve of approximately $4.5 million related to the point-to-point microwave radio inventory, primarily for 23 GHz and 38 GHz frequencies, used worldwide. The Company makes no distinction or categorization between excess and obsolete inventory at this time. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

  The inventory reserves also included $2.0 million for the write-off of inventory relating to overlap between the Cylink Wireless Group product line and the existing P-Com product line at the single T1/E1 (1.5-2.0 mbs) capacity and
2.4 and 5.7 GHz frequency. With lower demand and increased competition, the Company needed to consolidate product lines to reduce expenses.

  Additionally, the reserve included $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. The Company's inventory levels were driven based upon forecasted continuing growth expectations worldwide. It is not customary to rework semi-custom finished goods and frequencies, however, it can be less expensive than purchasing new equipment and can reduce cash outlays for inventory. The types of rework which can be performed include changing power supplies, changing interface connectors, adding or reducing functionality through daughter cards, and changing frequency bands by replacing filters or synthesizers. All of this rework represents an attempt to consume inventory and improve cash flows. The costs required to perform the rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

  The reserve also includes $1.1 million for products that have been rendered obsolete because they have been redesigned and are old revisions, and a general inventory reserve of approximately $5.0 million for potential excess inventory caused by the slowdown in the industry. These reserves are primarily for the Tel-Link point-to-point microwave radio inventory covering 7GHz, 15GHZ, 23GHz, and 38GHz frequencies for components, subassemblies, and semi-finished goods in which the probability for usage or the ability to rework the inventory and sell it to customers has been deemed unlikely.

  The accrual balance for the inventory reserve, shown below, represents the charge to the balance sheet contra-account for excess and obsolete inventory. The remaining accrual balance will be relieved when the Company deems that the inventory is not suitable for rework and is otherwise unsaleable. During the fourth quarter of 1998 the Company relieved approximately $7.4 million of the inventory reserve. The Company anticipates that the remaining balance will be relieved during 1999.

  With the sudden and unexpected downturn in the microwave radio sector, the Company determined that an additional $5.4 million of accounts receivable reserve was needed. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide.

During the third quarter if 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate.

   The ending accrual balance for the accounts receivable reserve of $5.4 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. Over the subsequent quarters, the Company elected to write off approximately $3.6 million of uncollectible accounts receivable. The Company expects to benefit from these restructuring and other one-time charges in future quarters by reducing fixed costs and future cash requirements.

  The accrued restructuring and other one-time charges and amounts charged against the accrual as of September 30, 1998, are as follows (in thousands):


                                                        Beginning      Expenditures     Remaining
                                                         Accrual      and Write-offs     Accrual
                                                        ---------     --------------   -----------
Severance and benefits                                   $  568         $  (378)        $   190
Facilities and fixed assets  write-offs                     879            (487)            392
Goodwill impairment                                       2,884          (2,884)             --
                                                         ------         -------         -------
Total restructuring charges                               4,331          (3,749)            582
Inventory reserve                                        16,922             --           16,922
Accounts receivable reserve                               5,386             --            5,386
                                                         ------         -------         -------
Total accrued restructuring and other one-time charges  $26,639         $(3,749)        $22,890
                                                        =======         =======         =======

  In-Process Research and Development. The Company recorded a charge for in-process research and development ("IPR&D") in March 1998 relating to the acquisition of the Cylink Wireless Group in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of new information which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing in-process research and development using the more current and preferred methodology, the Company decided to revise the amount originally allocated to in-process research and development. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill.

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

  IPR&D essentially comprised three significant projects: a new point-to-multipoint product; a faster, less expensive, more flexible point-to-point product; and the development of enhanced Airlink products acquired from Cylink Wireless Group, consisting of a Voice Extender, Data Metro II and RLL Encoding products. At the time of the acquisition, these projects were estimated to be 60%, 85% and 50% complete, respectively, with estimated costs to complete of $2.4 million, $2.6 million and $0.6 million, respectively. The new point-to-multipoint product will include significant developments such as time division multiple access scalability and a software controlled (vs. dipswitch controlled) installation system and is not expected to be completed prior to 2000. This new product is expected to generate revenue over the next 10 years. The point-to-point product will significantly redesign the RF section and digital board by offering a more robust RF section, proprietary software, network management functions and easier configuration options. This project is expected to be completed during the third quarter of 1998 and generate revenues over the next 10 years. The enhancements to existing Airlink products will focus on voice frequency, pseudonoise code technology and the introduction of compression technology and are expected to be completed during the first quarter of 1999. These projects are expected to generate revenues over the next 10 years. Cost assumptions used to determine the future cash flows of IPR&D included a gross margin of approximately 55% and an operating income margin of approximately 35%. These margins assume the Company is successful in developing its products and generates some economies of scale and operating leverage as it continues to grow. In determining the value assigned to the IPR&D, the Company used a discount rate of 28%, which represented Cylink Wireless Group's weighted-average cost of capital. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired.

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

  Due to the timing of the acquisition, there was no amortization expense related to the acquisition of the Cylink Wireless Group during the quarter ended March 31, 1998.The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company's with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to P-COM's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that IPR&D at the time of the acquisition constituted a significant part of the Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated the Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe that it could have developed such products internally or could have purchased them elsewhere for less.

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

  A large portion of the Company's expenses are fixed and difficult to reduce should revenues not meet the Company's expectations, thus magnifying the material adverse effect of any revenue shortfall. Furthermore, announcements by the Company or its competitors of new products, services and technologies could cause customers to defer or cancel purchases of the Company's systems and services, which would materially adversely affect the Company's business, financial condition and results of operations. Additional factors that have caused and will continue to cause the Company's sales, gross margins and results of operations to vary significantly from period to period include new product introductions and enhancements, including related costs; weakness in Asia; over capacity for microwave industry; the Company's ability to manufacture and produce sufficient volumes of systems and meet customer requirements; manufacturing capacity, efficiencies and costs; customer confusion due to the impact of actions of competitors; mix of sales through direct efforts or through distributors or other third parties; mix of systems and related software tools sold and services provided; operating and new product development expenses; product discounts; accounts receivable collection, in particular those acquired in recent acquisitions, especially outside of the United States; changes in pricing by the Company, its customers or suppliers; inventory write-offs, as the Company has been experiencing in several recent quarters and which the Company may experience again in the future; inventory obsolescence; natural disasters; market acceptance by the Company's customers and the timing of availability of new products and services by the Company or its competitors; acquisitions, including costs and expenses; usage of different distribution and sales channels; fluctuations in foreign currency exchange rates; delays or changes in regulatory approval of its systems and services; warranty and customer support expenses; severance costs; consolidation and other restructuring costs; the pending stockholder class action litigation suits; the Company's potential need for additional financing; customization of systems; and general economic and political conditions. In addition, the Company's results of operations have been and will continue to be influenced significantly by competitive factors, including the pricing and availability of, and demand for, competitive products and services. All of the above factors are difficult for the Company to forecast, and these or other factors could continue to materially adversely affect the Company's business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Based on current market conditions, the Company presently expects that net sales for the three month period ending December 31, 1998 will be significantly lower than net sales in the comparable period in 1997. Due to lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company can give no assurance that it will be able to achieve or maintain its current sales levels. The Company believes it will likely report an operating loss for the quarter ending December 31, 1998 and could report a net loss for such quarter. Should current market conditions continue to deteriorate, the Company may incur operating and net losses in subsequent periods. Additionally, management continues to evaluate market conditions in order to assess the need to take further action to more closely align its cost structure with anticipated revenues. Any subsequent actions by the Company could result in restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets, which could materially adversely affect the Company's business, financial condition and results of operations. Due to all of the foregoing factors, it is likely that the Company's operating results could continue to be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock may continue to be materially adversely affected.

  Acquisitions

  Since April 1996, the Company has acquired nine complementary companies and businesses. Integration of these companies into the Company's business is currently ongoing, and no assurance may be made that the Company will be able to successfully complete this process. Risks commonly encountered in such transactions include the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, dilution of existing stockholders, the maintenance of uniform standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks of entering markets in which the Company has no or limited direct prior experience, and operating companies in different geographical locations with different cultures. All of the Company's acquisitions to date (the "Acquisitions"), except the acquisitions of CRC, RT Masts and Telematics have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized as set forth in the Company's consolidated financial statements. This amortization expense may have a significant effect on the Company's financial results. Additionally, the accounting for acquisitions and the resulting charges for in-process research and development costs has been undergoing scrutiny.
Any resulting restatement of the in-process research and development charge the Company recognized in conjunction with any of its acquisitions, including the Cylink Wireless Group acquisition, could result in a lesser charge to income for in-process technology and the creation of a higher value of acquired technology, an intangible asset. The creation of additional intangible assets would have the impact of increasing amortization expense, which could have a material adverse affect on the Company's results of operations, business and financial condition. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with such acquisitions, or that such transactions will not materially adversely affect the Company's business, financial condition, or results of operations.

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

  Intensely Competitive Industry

  The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation (which has recently acquired other competitors, including Innova International Corp. and MAS Technology, Ltd.), Ericsson Limited ("Ericsson"), Harris Corporation-Farinon Division, Larus Corporation, Nokia Telecommunications ("Nokia"), Philips T.R.T., Utilicom and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Cylink Wireless Group which the Company acquired in early 1998, competes with a large number of companies in the wireless communications markets, including U.S. local exchange carriers and foreign telephone companies. The most significant competition for such group's products in the wireless market is from telephone companies that offer leased line data services. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to manufacture products competitive with those that have been or may be developed or manufactured by the Company. In addition, Nokia and Ericsson have recently developed new competitive radio systems. The Company's results of operations will depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services of new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems, or make the Company's systems, services or technologies obsolete or noncompetitive. The Company is experiencing significant price competition especially from large system integrators, and expects such competition to intensify, which could continue to materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems and services, the Company will face competition from vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

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

  Year 2000 Compliance

  Numerous computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will have to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such ("Y2K") requirements. The Company has embarked on a global program to address its readiness for the century change. The Y2K readiness program involves the assessment of products, services, internal systems and critical suppliers and, if required, development of plans for upgrades to or replacement of products, business systems, suppliers and services that impact the Company's Y2K readiness and/or development of contingency plans. In November of 1998, corporate headquarters initiated a new internal business system that is Y2K ready. The cost of the upgrade was approximately $0.3 million. Further business system upgrades will occur in CRC and Technosystem subsidiaries by the end of the second quarter of 1999. Based on evaluation performed to date, the Company believes that all "mission critical" internal systems are stable and current, in terms of Y2K readiness. However, the failure of any internal system to achieve Y2K readiness could result in material disruption to the Company's operations. Test and assessment of all P-Com products is expected to be completed by the end of the fourth quarter of 1998 with the exception of Technosystem products. All Technosystem products will complete their Y2K assessment and testing by the end of the first quarter of 1999. To date, no P-Com products have been found non-ready or in need of Y2K upgrade. However, the inability of any of the Company's products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. Critical suppliers will undergo Y2K site evaluations between January 1, until the end of June 1999. In November of 1998, the Company will request a Y2K readiness statement and progress report from critical suppliers. The Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company. The Company's budget for the Y2K Program is approximately 1% of the 1999 annual revenue. The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Y2K issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Y2K ready in time.

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

       27.1(3)     Financial Data Schedule.


       (1) Incorporated by reference to the Company's Registration Statement on Form 8-K, as filed with the Securities and Exchange Commission on October 15, 1998.

       (2) Previously filed with the Company's original Form 10-Q for the quarter ending September 30, 1998, as filed with the Securities and Exchange Commission on November 13, 1998.

       (3) Previously filed with Amendment No. 1 to the Form 10-Q for the quarter ending September 30, 1998, as filed with the Securities and Exchange Commission on April 30, 1999.