Form 10-K/A
period 1998-12-31
P COM INC
filed 1999-06-14
CIK 935493

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2
                                 TO FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]

For the fiscal year ended December 31, 1998.

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to.

                        Commission File Number: 0-25356
                     ____________________________________

                                  P-Com, Inc.
            (Exact name of Registrant as specified in its charter)
                      __________________________________


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
              None                                     None


Securities Registered Pursuant To Section 12(G) Of The Act: Common Stock, $0.0001 par value. Preferred stock purchase rights.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

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

   The above notwithstanding, during 1998 the telecommunications equipment industry as a whole experienced a slowdown. This was due in part to the economic turmoil in Asia, where the Company saw its sales drop by over 46% in 1998 compared with 1997. Sales within the United States dropped by over 40% in 1998 compared with 1997, due in part to surplus capacity in the industry. Additionally, since the Company`s largest cutomers make significant investments in capital equipment when building telecommunication network infrastructures, customer requirements may differ substantially from year to year. For example, three customers purchased an aggregate of of approximately $43 million in 1997 compared with approximately $4 million in 1998. Likewise, as discussed further under "Competition," the wireless telecommunications market is intensively competitive and the Company's wireless-based radio systems compete with alternative technologies. Many of these competitors have substantially greater installed bases and financial and other resources than the Company.

The P-Com Solution

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


                            [DIAGRAM APPEARS HERE]

                                     (logo)


   The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service utilizing the Company's point-to-point radio systems:


                            [DIAGRAM APPEARS HERE]

   The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service utilizing the Company's point-to-multipoint radio systems. The Company believes its current solutions offer the following benefits:


                            [DIAGRAM APPEARS HERE]


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

   Products Under Development

   Point-to-Multipoint Products. The re-allocation of spectrum in many bands ranging from 2.4 GHz to 40 GHz is enabling the development of new services such as local multipoint distribution service (LMDS) and local multipoint communications service (LMCS). These services address the desire of service providers for more efficient use of spectrum within a particular service area. Certain bandwidth demand thresholds must be met before a customer can economically justify the cost of a dedicated point-to-point system. Point-to-multipoint provides the flexibility for a service provider to offer customers wireless bandwidth on demand thereby creating the concept of a wireless central office. The Company is currently developing a point-to-multipoint system to provide service to end users from a hub station in a cell typically extending from 1 to 10 kilometers. Cell size is based on frequency, traffic requirements, and desired availability. The hub consists of one to 24 sector subsystems that include sectorized antennae and their associated communications equipment. Each sector subsystem covers from 15 to 90 degrees of azimuth with additional sector subsystems providing up to 360 degrees of coverage. The diagram below illustrates the potential use of the Company's point-to-multipoint system to connect end-users to a hub station:



                             [DIAGRAM APPEARS HERE]

P-COM, INC. POINT-TO-MULTIPOINT PRODUCTS AS OF DECEMBER 31, 1998


-----------------------------------------------------------------------------------------------------------------------
                     FREQUENCY                        INTERFACES    SUBSCRIBER DATA RATES   MODULATION SCHEME & ACCESS
                                                                                                      METHOD
-----------------------------------------------------------------------------------------------------------------------
10 GHZ SYSTEMS*                                           E0         64 KBPS TO 20 MB/S            UP TO 64 QAM,
   Hub Radius: up to 6 miles                              E1         TDM                           TDMA
                                                          E3
-----------------------------------------------------------------------------------------------------------------------
24 GHZ SYSTEMS                                            DS0       64 KBPS TO 155 MB/S            UP TO 64 QAM,
   HUB RADIUS: UP TO 4 MILES                             ISDN       ATM & TDM                      FDMA, TDMA
                                                          DS1
                                                      Frame Relay
                                                       MPEG - 2
                                                        10BaseT
                                                        DS - 3
                                                       155 Mbps
-----------------------------------------------------------------------------------------------------------------------
26 GHZ SYSTEMS*                                          E0 64      KBPS TO 20 MB/S                UP TO 64 QAM,
   Hub Radius: up to 3.5 miles                           E1         TDM                            TDMA
                                                         E3
-----------------------------------------------------------------------------------------------------------------------
28/31 GHZ SYSTEMS*                                        DS0       64 KBPS TO 155 MB/S            UP TO 64 QAM,
   HUB RADIUS: UP TO 3.5 MILES                           ISDN       ATM & TDM                      FDMA, TDMA
                                                          DS1
                                                      Frame Relay
                                                       MPEG - 2
                                                        10BaseT
                                                        DS - 3
                                                       155 Mbps
-----------------------------------------------------------------------------------------------------------------------
38 GHZ SYSTEMS                                            DS0       64 KBPS TO 155 MB/S            UP TO 64 QAM,
   HUB RADIUS:UP TO 3 MILES                              ISDN       ATM & TDM                      FDMA, TDMA
                                                          DS1
                                                      Frame Relay
                                                       MPEG - 2
                                                        10BaseT
                                                        DS - 3
                                                       155 Mbps
-----------------------------------------------------------------------------------------------------------------------

 -------------
*   Not currently available for shipment; prototype under development.


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


                             [DIAGRAM APPEARS HERE]

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


                            [DIAGRAM APPEARS HERE]

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

------------------------------------------------------------------------------------------------------------------
                                 P-COM, INC. PRODUCTS AS OF DECEMBER 31, 1998
==================================================================================================================
                                                                     NUMBER OF LINES;          NUMBER OF
                      FREQUENCY                          STANDARD       DATA RATES          VOICE CHANNELS
------------------------------------------------------------------------------------------------------------------
SPREAD SPECTRUM:
 2.4 GHz SYSTEMS                                         E1            1, 2*, 3*, 4*          30, 60, 90, 120
   Distance: Up to 50 miles                              T1            1, 2*, 3*, 4*          24, 48, 72, 96
   List Price: $15,000-$62,000                           Data          19.2 Kbps-2 Mbps
------------------------------------------------------------------------------------------------------------------
 5.7 GHZ SYSTEMS                                         E1            1, 2*, 3*, 4*          30, 60, 90, 120
   Distance: Up to 35 miles                              T1            1, 2*, 3*, 4*          24, 48, 72, 96
   List Price: $19,000-$70,000                           Data          56 Kbps-2 Mbps
------------------------------------------------------------------------------------------------------------------
LICENSED FREQUENCIES:
 7 GHz SYSTEMS                                           E1            1, 2, 4, 8, 16        30, 60, 120, 240, 480
   Distance: Up to 35 miles                              E3*           1                     480
   List Price: $32,000-$94,000                           T1+           1, 4, 8, 16           24, 96, 192, 384
                                                         T3+           1                     672
                                                         Data++        3 x 64 Kbps
------------------------------------------------------------------------------------------------------------------
 13/14/15 GHZ SYSTEMS                                    E1            1, 2, 4, 8, 16       30, 60, 120, 240, 480
   Distance: Up to 15 miles                              E3*           1                    480
   List Price: $30,000-$93,000                           T1+           1, 4, 8, 16          24, 96, 192, 384
                                                         T3+           1                    672
                                                         Data++        3 x 64 Kbps
------------------------------------------------------------------------------------------------------------------
 18/23/26 GHZ SYSTEMS                                    E1            1, 2, 4, 8, 16       30, 60, 120, 240, 480
    Distance: Up to 10 miles                             E3*           1                    480
    List Price: $27,000-$82,000                          T1            1, 4, 8, 16          24, 96, 192, 384
                                                         T3            1                    672
                                                         Data++        3 x 64 Kbps
------------------------------------------------------------------------------------------------------------------
 38 GHZ SYSTEMS                                          E1            1, 2, 4, 8, 16       30, 60, 120, 240, 480
    Distance: Up to 6 miles                              E3*           1                    480
    List Price: $24,000-$73,000                          T1            1, 4, 8, 16          24, 96, 192, 384
                                                         T3            1                    672
                                                         Data          3 x 64 Kbps
------------------------------------------------------------------------------------------------------------------
 50 GHZ SYSTEMS                                          E1            1, 2, 4, 8*, 16*    30, 60, 120, 240, 480
    Distance: Up to 3 miles                              Data++        3 x 64 Kbps
    List Price: $30,000-$75,000
------------------------------------------------------------------------------------------------------------------

----------------------
*       Not currently available for shipment; prototypes under development.
+ Not currently available for shipment; prototypes to be developed based on customer demand, if any.
++      Currently available for shipment; no orders yet received.


          Wireline Access Products. The Company's wireline access products are designed and manufactured by the wholly-owned subsidiary, Control Resources Corporation. They are based on advanced architectures to provide proactive management, real time and historic performance data capture and flexible cost effective configurations for complex network requirements. Current NetPath products operate from 56 Kbps DDS service through 1.544 Mbps T1 service. The NetPath integrated access platform product can support multiple high speed access links and can internally transfer data at up to 1 Gbps. Products are managed using Telnet, VT100 and SNMP and have integrated ISDN interfaces and analog modems. The following products are currently being shipped or are currently available for shipment:

      ---------------------------------------------------------------------------------------------------------
               PRODUCT                               APPLICATION                           ACCESS RATES
      ---------------------------------------------------------------------------------------------------------
            NetPath 64                        Managed Frame Relay Access                  56 and 64 Kbps
            NetPath 100                       Managed Frame Relay Access                  F/T1 to T1
            NetPath 400                       Integrated Access                           1 to 4 T1
      ---------------------------------------------------------------------------------------------------------

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

   The following list represents certain customers from which the Company has generated revenues since the beginning of 1998:

             INTERNATIONAL                                                   DOMESTIC
-------------------------------------------------------------------------------------------------------------------------
  Bosch Telecom GmbH                                                  Advanced Radio Telecom Corporation
  Cable and Wireless Communication                                    AT&T Wireless Services
  Ericsson Limited                                                    Bell Atlantic Corp.
  Esmartel House                                                      Bellsouth Mobility
  Fareastone                                                          FM Associates
  Ficomp System, Inc.                                                 Horizon Technologies, LLC
  Fujitsu Limited                                                     IBM
  Gentec                                                              Larscom Incorporated
  GMA Network                                                         Lucent Technologies, Inc.
  Jonmag Group                                                        PrimeCo Personal Communications
  Lucent Technologies International, Inc.                             Sprint Spectrum
  Mercury One-2-One Personal                                          Teleport Communications Group
    Communications                                                    Tellabs Operations, Inc.
  Norweb Communications                                               WinStar Communications, Inc.
  Orange Personal Communications
    Services
  Siemens (Italtel) Limited
  Transasia Telecommunications
  Teleport Communications Group
  TSY Poland
=========================================================================================================================

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


                                                      1998          1997           1996
                                                      ----          ----           ----
                 Sales:
                   United States                    $ 41,597       $ 70,312       $ 39,530
                   United Kingdom                     71,399         69,201         52,415
                   Europe                             44,790         45,061         25,170
                   Africa                             19,104          6,323             --
                   Asia                               18,322         15,548          3,422
                   Other geographic region              (268)        14,257            416
                                                    --------       --------       --------
                     Totals                         $194,944       $220,702       $120,953
                                                    ========       ========       ========
--------------------------------------------------------------------------------------------------------------------------------

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

   Orders for the Company's products have typically been strongest towards the end of the year. This trend continued in 1998 even though sales in the second half of the year declined when compared with the comparable period of 1997. To the extent that this trend continues in the future, the Company's results of operations will fluctutate from quarter to quarter.

   The Company's backlog was approximately $75.0 million as of December 31, 1998, as compared to approximately $65.2 million as of December 31, 1997. The increase is primarily due to the expansion of the Company's presence in its international market. The Company includes in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1998 can be cancelled since orders are often made substantially in advance of shipment, and most of the Company's contracts provide that orders may be cancelled with limited or no penalties up to a specified period (generally 60 to 90 days) before shipment, and in some cases at any time. Therefore, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment.

   The Company also provides to its customers significant volume price discounts, which are expected to lower the average selling price of a particular product line as more units are sold. Likewise, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. Last, most of the Company's sales are made to customers located outside the United States, which introduces additional risks such as ecomonic turmoil and currency fluctuations. For a more detailed analysis of risks attendant to foreign operations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainty in International Operations."

Manufacturing

   The Company's manufacturing objective is to produce systems that conform to P- Com's specifications at the lowest possible manufacturing cost. The Company has designed its system architecture to reduce the number of components incorporated in each system and to permit the use of common components across the range of the Company's products. P-Com believes this will reduce its manufacturing costs by permitting volume component purchases and enabling a standardized manufacturing process. Where appropriate, the Company has developed component designs internally to seek to obtain higher performance from its systems at a lower cost. The Company is engaged in an effort to increase the standardization of its manufacturing process in order to permit it to more fully utilize contract manufacturers.

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

Business and Geographic Segments

   In 1998, the Company adopted the Statement of Finanical Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. The Company's chief operating decisionmaker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made.

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

   For additional information regarding Business and Geographic Segments, see
Note 9 of Notes to the Consolidated Financial Statements.

Competition

   The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasingly intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services and broader telecommunications product lines, including Adtran, Inc., Alcatel Network Systems, Bosch Telekom, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation--Farinon Division, NEC, Nokia Telecommunications, Nortel/BNI, Philips T.R.T., SIAE, Siemens and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers and partners, certain of which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, have developed, are currently developing or could develop the capability to develop or manufacture products competitive with those that have been or may be developed or manufactured by the Company. The Company's results of operations may depend in part upon the extent to which these customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market and the basis upon which customers may select the Company's systems include price, performance, software funtionality, ability to meet delivery requirements and customer service and support. There can be no assurance that the Company will be able to compete effectively with respect to such elements. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or intense price competition, or make the Company's systems or technologies obsolete or noncompetitive. The Company has experienced significant price competition and expects such price competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems, the Company will face competition from vendors employing other technologies that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

     Since network services provided by the Company are provided primarily to the same customers as sales of the Company's wireless-based radio systems, competitors in this market segment include the same companies already discussed above. Competition for network services also is provided by a number of smaller companies that specialize in providing such services.

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

Intellectual Property

   The Company relies on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. The Company currently holds eight U.S. patents. The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can
otherwise meaningfully protect its intellectual property rights.   There can be
no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company.
A variety of third parties have alleged that the Cylink Wirless Group's products may be infringing their intellectual property rights. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

Employees

   During September and October 1998, the Company laid off approximately 121 employees from its Campbell facilities and 16 employees from its Redditch facilities. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees from its Campbell facilities.

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

ITEM 2. PROPERTIES.

--------------------------------------------------------------------------------------------------
      Location of Leased               Functions          Square Footage             Date
         Facility (1)                                                           Lease Expires
--------------------------------------------------------------------------------------------------
HEADQUARTERS                         Administration
                                 Sales/Customer Support           61,000       September 2000
Campbell, CA                          Engineering
USA                                  Manufacturing
--------------------------------------------------------------------------------------------------
Campbell, CA                         Manufacturing                25,000       September 2002
--------------------------------------------------------------------------------------------------

San Jose, CA                           Warehouse                  34,000        December 1999
--------------------------------------------------------------------------------------------------
Redditch, England                Sales/Customer Support            5,500          June 2005
--------------------------------------------------------------------------------------------------

Watford, England                  Research/Development             7,500         April 2008
--------------------------------------------------------------------------------------------------
Redditch, England                      Warehouse                   6,800       September 1999
--------------------------------------------------------------------------------------------------
                                     Administration
Vienna, VA                       Sales/Customer Support           15,000         April 2002
--------------------------------------------------------------------------------------------------
Sterling, VA                         Administration               15,000       September 1999
--------------------------------------------------------------------------------------------------
Orange, CA                             Warehouse                   3,400         April 1999
--------------------------------------------------------------------------------------------------
                                     Administration
Northants, England               Sales/Customer Support            5,290         August 2011
--------------------------------------------------------------------------------------------------
                                     Administration
Essex, England                   Sales/Customer Support            8,000       September 2007
--------------------------------------------------------------------------------------------------
                                     Administration
                                 Sales/Customer Support
                                      Engineering
Fair Lawn, NJ                        Manufacturing                43,700          June 2005
--------------------------------------------------------------------------------------------------
                                                                               September 2000
                                                                           (may be canceled with a
Frankfurt, Germany                     Warehouse                  11,000      six month advance
                                                                                   notice)
--------------------------------------------------------------------------------------------------
Melbourne, Florida                Research/Development            36,250         June 2001
--------------------------------------------------------------------------------------------------
Beijing, China                   Sales/Customer Support            3,500         March 2000
--------------------------------------------------------------------------------------------------
Dubai, United Arab Emirates      Sales/Customer Support            4,000        October 1999
--------------------------------------------------------------------------------------------------
Mexico City, Mexico              Sales/Customer Support            4,050          May 1999
--------------------------------------------------------------------------------------------------
Singapore, Singapore             Sales/Customer Support            1,050       September 2000
--------------------------------------------------------------------------------------------------
                                     Administration
Rome, Italy                      Sales/Customer Support           27,000        October 2001
                                      Engineering
                                     Manufacturing
--------------------------------------------------------------------------------------------------
Rome, Italy                            Warehouse                   2,000          June 2001
--------------------------------------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   None.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   The executive officers and directors of the Company, their ages as of March 31, 1999, and their positions and their backgrounds are as follows:

                          NAME                                AGE                        POSITION
                          ----                                ---                        --------
George P. Roberts.......................................       66      Chairman of the Board and Chief Executive Officer

Pier Antoniucci.........................................       57      President and Chief Operating Officer

Michael J. Sophie.......................................       41      Chief Financial Officer, Vice President, Finance and
                                                                       Administration

John R. Wood............................................       43      Senior Vice President, Advanced Technologies

Kenneth E. Bean, III....................................       42      Senior Vice President, Quality Assurance

Gill Cogan..............................................       47      Director

John A. Hawkins.........................................       38      Director

M. Bernard Puckett......................................       53      Director

James J. Sobczak........................................       57      Director

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

   On July 31, 1998, each of the option grants made under the Automatic Grant Program on May 18, 1998 with an exercise price of $19.25 per share was cancelled, and a new option for 4,000 shares was granted to each of the four non-employee Board members with an exercise price of $5.8125 per share, the fair market value per share of Common Stock on the grant date of the new option. The Board believed that it was in the best interest of the Company to provide its non-employee Board members with a continuing opportunity to acquire shares of Common Stock at the current fair market value of such shares. Each of the new options is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each new option will vest in a series of eight (8) successive equal quarterly installments upon the optionee's completion of each successive three (3)-month period of Board service over the twenty-four (24)-month period measured from the July 31, 1998 grant date.

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

Recent Sales of Unregistered Securities

   On December 22, 1998, the Company issued to Castle Creek Technology Partners LLC, Capital Ventures International and Marshall Capital Management, Inc., 5,500, 5,000, and 4,500 shares, respectively, of its Series B Preferred Stock and warrants to purchase 455,494, 414,086, and 372,677 shares, respectively, of Common Stock for an aggregate purchase price of $15,000,000. The conversion price of the Series B Preferred Stock is equal to the lower of $5.46 per share or 101% of the lowest three-day average closing bid prices for the Common Stock during the fifteen consecutive day trading period immediately prior to such conversion. The sale was arranged by Paine Webber Incorporated which received a placement fee. The Series B Prefered Stock was issued in a non-public offering pursuant to transactions exempt under section 4(2) of the Securities Act.

   To date, the Company has not paid any cash dividends on shares of its Common Stock. The Company currently anticipates that it will retain any available funds for use in the operation of its business, and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of several of the Company's agreements prohibit the Company from paying any dividends without the prior approval of the other parties named therein. The Series B Preferred Stock accrues a 6% premium per year, payable upon conversion or redemption in cash or Common Stock at the option of the Company. To date, no premiums have been paid.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                    Year Ended December 31,
                                                                      1998        1997       1996        1995        1994
                                                                    ---------   --------   ---------   ---------   ---------
                                                                             (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Sales:
  Product                                                           $151,347    $190,545   $101,853     $52,856    $ 19,198
  Service                                                             43,597      30,157     19,100      11,607      10,402
                                                                    --------    --------   --------     -------    --------
    Total sales                                                      194,944     220,702    120,953      64,463      29,600
                                                                    --------    --------   --------     -------    --------

Cost of sales:
  Product                                                            113,498     110,267     60,362      29,949      11,517
  Service                                                             30,777      18,968     13,696       7,507       7,297
                                                                    --------    --------   --------     -------    --------
    Total cost of sales                                              144,275     129,235     74,058      37,456      18,814
                                                                    --------    --------   --------     -------    --------

  Gross profit                                                        50,669      91,467     46,895      27,007      10,786
                                                                    --------    --------   --------     -------    --------
Operating expenses:
  Research and development                                            41,473      29,127     20,163      12,284       7,978
  Selling and marketing                                               22,020      15,696      7,525       4,837       3,275
  General and administrative                                          24,965      14,741     10,178       5,573       4,903
  Goodwill amortization                                                6,692       2,207        105          --          --
  Restructuring charges                                                4,332          --         --          --          --
  Acquired in-process research and
    development                                                       15,442          --        --           --          --
                                                                    --------    --------   --------     -------    --------
    Total operating expenses                                         114,924      61,771     37,971      22,694      16,156
                                                                    --------    --------   --------     -------    --------
Income (loss) from operations                                        (64,255)     29,696      8,924       4,313      (5,370)
Interest and other income (expense), net                              (7,903)        247        906         167        (249)
                                                                    --------    --------   --------     -------    --------
Income (loss) before extraordinary
  item and income taxes                                              (72,158)     29,943      9,830       4,480      (5,619)
Provision (benefit) for income taxes                                 (11,501)     11,052        956         761         338
                                                                    --------    --------   --------     -------    --------
Income (loss) before extraordinary item                              (60,657)     18,891      8,874       3,719      (5,957)
Extraordinary item: retirement of Notes                                5,333          --         --          --          --
                                                                    --------    --------   --------     -------    --------
Net income (loss)                                                    (55,324)     18,891      8,874       3,719      (5,957)
Charge related to preferred stock discount                            (1,839)         --         --          --          --
                                                                    --------    --------   --------     -------    --------
Net income (loss) applicable to holders
  of Common Stock                                                   $(57,163)   $ 18,891   $  8,874     $ 3,719    $ (5,957)
                                                                    =========   ========   ========     =======    ========
Basic income (loss) per share (1):
  Income (loss) before extraordinary item                           $  (1.44)   $   0.45   $   0.23     $  0.11    $  (1.08)
  Extraordinary item                                                    0.12          --         --          --          --
                                                                    --------    --------   --------     -------    --------
  Net income (loss)                                                 $  (1.32)   $   0.45   $   0.23     $  0.11    $  (1.08)
                                                                    ========    ========   ========     =======    ========
Diluted income (loss) per share (1):
  Income (loss) before extraordinary item                           $  (1.44)   $   0.43   $   0.22     $  0.11    $  (1.08)
  Extraordinary item                                                    0.12          --         --          --          --
                                                                    --------    --------   --------     -------    --------
  Net income (loss)                                                 $  (1.32)   $   0.43   $   0.22     $  0.11    $  (1.08)
                                                                    ========    ========   ========     =======    ========
Shares used in per share computation:
Basic                                                                 43,254      42,175     38,762      32,645       5,521
                                                                    ========    ========   ========     =======    ========
Diluted                                                               43,254      44,570     40,607      34,853       5,521
                                                                    ========    ========   ========     =======    ========
                                                                                         December 31,
                                                                        1998        1997       1996        1995        1994
                                                                    --------    --------   --------     -------    --------
                                                                                        (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                                           $ 29,241    $ 88,145   $ 42,226     $ 8,871    $  1,593
Working capital                                                       81,108     174,635     90,811      38,473       3,755
Total assets                                                         314,358     305,521    155,452      62,964      18,393
Long-term debt                                                        92,769     101,690        914         491       1,198
Mandatorily Redeemable Preferred Stock                                13,559          --         --          --          --
Retained earnings (accumulated deficit)                              (36,944)     18,380       (511)     (9,360)    (13,119)
Stockholders' equity                                                 106,550     148,297    112,479      47,258       6,028

-------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts.

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

   In 1998, 1997 and 1996, sales were approximately $194.9 million, $220.7 million, and $121.0 million, respectively. The 12% decrease in sales from 1997 to 1998 was primarily due to the market slowdown for the Company's Tel-Link product line and a downturn and slowdown in the telecommunication equipment industry segment, due in particular to the economic turmoil in Asia and surplus capacity in the industry. During 1997, the Tel-Link product line contributed approximately $154.9 million or 70.2% of the Company's total sales of approximately $220.7 million. During 1998, the Tel-Link product line contributed approximately $101.7 million or 52.2% of the Company's total sales of approximately $194.9 million. For the first half of 1998, the Tel-Link product line contributed approximately $78.1 million or 64.0% of the Company's total sales of approximately $122.1 million. Tel-Link product line sales for the second half of 1998 decreased to approximately $23.6 million or 32.4% of the Company's total sales of approximately $72.8 million. The increase in sales from 1996 to 1997 was primarily due to increased volume of 38 and 23 GHz radio systems to new and existing customers and, to a lesser extent, sales from products acquired in recent acquisitions, and from service offerings. In 1998, one customer accounted for 23% of sales. In 1997, two customers accounted for an aggregate of 26% of sales.

   Product sales for 1998 decreased approximately $39.2 million or 21% during the year as compared to an increase of approximately $88.7 million or 87% during 1997. Product sales represented approximately 78%, 86% and 84% of sales in 1998, 1997 and 1996, respectively. The decrease in product sales in 1998 was primarily due to the slowdown in the telecommunication equipment industry in the second half of the year and declining prices as a result of the Pacific Rim currency crisis and surplus capacity in the industry. Product sales growth in 1997 was attributable to strong year-over-year growth of the 38 and 23 GHz radio systems and to the Company's acquisitions. Service sales for 1998 increased approximately $13.4 million or 45% over the prior year as compared to approximately $11.1 million or 58% during 1997. Service sales represented 22%, 14% and 16% of sales in 1998, 1997 and 1996 respectively. The increase in service sales in 1998 was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force. The increase in service sales in 1997 was due to the acquisition of CSM. All service sales in 1996 were from acquisitions in 1997 and 1998 which were accounted for as poolings-of-interest. Under the pooling-of-interests method of accounting, the consolidated financial statements are restated to present the results of the combined companies as if they had been combined since inception. Since the Company is not currently contemplating further acquisitions, service sales as a percentage of total sales are not expected to fluctuate significantly in the future.

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

   There can be no assurance that sales of the Company's radio systems or services will increase or that such systems or services will achieve market acceptance. The Company provides to its customers significant volume price discounts, which are expected to lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. To date, most of the Company's sales have been made to customers located outside the United States. For risk factors associated with customer concentration, declining average selling prices, results of operations and international sales, please see "Certain Factors Affecting the Company-- Customer Concentration," "-- Fluctuations in Operating Results," and "Decline in Selling Prices."

   Gross Profit. The Company's cost of sales consists primarily of costs related to materials, labor and overhead, and freight and duty. In 1998, 1997 and 1996, gross profits were $50.7 million, $91.5 million and $46.9 million, respectively, or 26.0%, 41.4% and 38.8% of sales, respectively. The decline in gross profit as a percentage of sales from 1997 to 1998 was primarily due to declining average selling prices, increased service sales which generated lower margins than service sales in the prior year, and one-time inventory write-downs of approximately $16.9 million. The improvement in gross profit as a percentage of sales from 1996 to 1997 was primarily due to product design improvements, such as reducing the number of components incorporated into each system and the use of common components across the range of the Company's products, which increased manufacturing efficiencies and economies of scale.

   Product gross profit as a percentage of product sales was approximately 25.0%, 41.7% and 40.9% in 1998, 1997 and 1996, respectively. Approximately two thirds of the decrease in product gross profit percentage in 1998 was due to one-time inventory write-downs of approximately $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines). The remaining one-third of the decrease in product gross profit percentage was due to several factors, including a declining average selling price, changes in the product mix, excess capacity due to the market slow down, product conversion costs and other manufacturing variances. The increase in product gross profit percentage in 1997 was due to product design improvements and economies of scale. Service gross profit as a percentage of service sales was approximately 29.4%, 39.8% and 28.3% in 1998, 1997, and 1996, respectively. The decrease in service gross profit percentage in 1998 was due to increased price competition and changes in the service offering mix. The increase in service gross profit in 1997 was due to a high demand for microwave engineering installation and relocation projects as a result of PCS build-outs stemming from PCS license auctions by the FCC in 1995.

   The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company is also implementing other cost reduction programs in an effort to maintain gross margins in the future. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits. For risk factors associated with gross profit, please see "Certain Factors Affecting the Company "--Fluctuations in Operating Results" and "--Decline in Selling Prices," and "Product Quality, Performance and Reliability."

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

   Acquired In-Process Research and Development ("IPR&D"). On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation

("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998. The Company accounted for this acquisition based on the purchase method of accounting. The results of the Cylink Wireless Group have been included since the date of acquisition.

   The amount allocated to IPR&D and intangible assets in the first quarter of 1998 was made in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of some new information which brought into question the traditional appraisal methodology, and the Company revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing IPR&D using the more current and preferred methodology, the Company, decided to revise the amount originally allocated to IPR&D. As such, the Company restated its first, second, and third quarters in the 1998 consolidated financial statements to reflect this significant decrease in its IPR&D charge and related increase in goodwill and other intangible assets. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters.

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

   The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to P-COM's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that the in-process research and development at the time of the acquisition constituted a significant part of the Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated. The Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe that it could have developed such products internally or purchased them elsewhere for less.

   Restructuring and other One-Time Costs. During 1998, the Company incurred restructuring and other one-time charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other one-time charges resulted from the consolidation of certain of the Company's facilities.

   In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a sudden slowdown in receipt of purchase orders from customers and the increased credit risk.

   The $4.3 million restructuring charge consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-offs of approximately $2.9 million.

   To attempt to offset the decrease in sales, the Company laid off approximately 121 employees from the Campbell facilities and 16 employees from its Redditch, UK facilities during September and October 1998, incurring costs of approximately $0.6 million. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. Between November 1998 and February 1999, the Company laid off approximately 35 additional employees from the Campbell facilities. The employee lay-offs described above resulted in a reduction of costs of approximately $0.6 million per quarter, which includes approximately $0.2 million in cost of sales, $0.2 million in research and development, $0.1 million in sales and marketing, and $0.1 million in general and administrative expense.

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

   Between April 30, 1996 and June 30, 1998, the Company purchased a 100% equity interest in Geritel, a company which develops, sells and installs transmission systems and owns mountain-top sights for antenna locations. Subsequent to the initial investment on April 30, 1996, Geritel developed a synthesizer designed for the Company's Tel-Link radio and developed its manufacturing capabilities to assemble a Tel-Link outdoor unit. During the quarter ended September 30, 1998, the Company sold a segment of its Geritel operations to a former owner. The segment which was sold represented the portion of the Geritel business which was generating revenues from third party customers. The remaining segment is used principally to produce product used for internal consumption by the Company. The products currently being produced and consumed internally were not in existence at the time that Geritel was originally acquired. Because the Geritel operation has recently experienced negative cash flow, and is expected to continue generating negative cash flow for the foreseeable future, the Company determined that the remaining goodwill booked as part of the original purchase price was impaired. Accordingly, the Company recorded an impairment charge of $1.6 million to reduce the carrying amount of this goodwill to its net realizable value. The remaining assets of Geritel were not significant, and were not tested for impairment.

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

   The accrual balance for the inventory reserve, shown below, represents the charge to the balance sheet contra-account for excess and obsolete inventory. The remaining accrual balance will be relieved when the Company deems that the inventory is not suitable for rework and is otherwise unsaleable. During the fourth quarter of 1998 and the first quarter of 1999, the Company relieved approximately $7.4 million and $4.4 million, respectively, of the inventory reserve. The Company anticipates that the remaining balance will be relieved during 1999.

   With the sudden and unexpected downturn in the microwave radio sector, the Company determined that an additional $5.4 million of accounts receivable reserve was needed. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide. During the third quarter of 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate.

   The ending accrual balance for the accounts receivable reserve of $1.8 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. In the fourth qurter of 1998 and the first quarter of 1999, the Company elected to write off approximately $3.6 million and $1.8 million of uncollectible accounts receivable, respectively.

   The Company expects to benefit from these restructuring and other one-time charges in future quarters by reducing fixed costs and future cash requirements.

   The accrued restructuring and other one-time charges and amounts charged against the accrual as of December 31, 1998, are as follows (in thousands):

                                                                             Beginning     Expenditures     Remaining
                                                                              Accrual     and Write-offs     Accrual
       Severance and benefits                                                 $   568         $   (568)     $    --
       Facilities and fixed asset write-offs                                      879             (519)         360
       Goodwill impairment                                                      2,884           (2,884)          --
                                                                              -------         --------      -------
       Total restructuring charges                                              4,331           (3,971)         360
       Inventory reserve                                                       16,922           (7,360)       9,562
       Accounts receivable reserve                                              5,386           (3,609)       1,777
                                                                              -------         --------      -------
       Total accrued restructuring and other one-time charges                 $26,639         $(14,940)     $11,699
                                                                              =======         ========      =======

  Interest and Other Income (Expense). For 1998, interest expense, consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's subordinated 4 1/4%
convertible promissory notes due 2002 (the "Notes"), equipment leases and finance charges related to the Company's receivables purchase agreements. For 1998, 1997 and 1996, interest income consisted primarily of income generated from the Company's cash investments. For 1997 and 1996, interest expense consisted primarily of interest accrued on the Company's bank line of credit and equipment lease lines. In 1998, 1997 and 1996, interest income and other income (expense), were $1.1 million, $2.6 million and $2.5 million, respectively. In 1998, 1997, and 1996, interest expense was $9.0 million, $2.3 million and $1.6 million, respectively. During 1998, sales contracts negotiated in foreign currencies were limited to British Pound Sterling contracts and Italian Lira contracts, and any balance sheet impact to date due to currency fluctuations in British Pound Sterling or Italia Lira has been insignificant. However, the Company has experienced payment delays on equipment that had already been shipped due in part to currency fluctuations. The Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of December 31, 1998, the Company had forward exchange contracts valued at approximately $26.1 million. The forward contracts generally have maturities of six months or less.

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

   The result of these activities is that the company experienced a significant decrease in cash and cash equivalents in 1998. If this trend continues, the Company's ability to invest in acquisitions will be negatively impacted, which could slow the Company's growth rate and hurt the Company's competitive position.

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

   The Company's principal sources of liquidity as of December 31, 1998 consisted of approximately $29.2 million of cash and cash equivalents. At December 31, 1997, the Company had approximately $88.1 million in cash and cash equivalents. In addition, the Company entered into a new revolving line of credit agreement on May 15, 1998 as amended that provided for borrowings of up to $50.0 million. At December 31, 1998, the Company had borrowed or had used as security for letters of credit approximately $50 million under the line of credit. The revolving commitment, as amended, is reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until maturity on January 15, 2000. Borrowings under the line are secured by all of the assets of the Company and its subsidiaries and bear interest at a fluctuating interest rate per annum that is 3% above a rate determined by Union Bank of California's announced commercial lending rate as in effect from time to time subject to adjustment under certain circumstances as provided in the line of credit agreement. This interest rate may increase an additional 5% in the event any default is continuing under the bank credit agreement. The line-of-credit agreement requires the Company to comply with certain financial covenants which include maintaining (i) minimum tangible net worth, (ii) minimum profitability,
(iii) minimum consolidated EBITDA, (iv) maximum consolidated capital expenditures and (v) minimum ratio of consolidated quick assets to consolidated current liabilities. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through March 31, 1999. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants through January 15, 2000, the Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999 based on preliminary discussions with potential investors and the Company's desire to solidify its equity base to support future growth. The Company does not currently have commitments from any potential investors. Should the Company not meet its business plan, or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company. Management believes, in the event that the Company fails to fully meet its business plan, the Company has adequate alternatives available to remedy any negative consequences arising from a potential default under the agreement which may include, but are not limited to additional capital infusions through the sale of stock, revenue generated from the licensing of technology and the divestiture of certain business units. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operation. In addition, the Company could be restricted in its ability to use more flexible registration statements to issue securities and could be delisted by the Nasdaq National Market. Such events would materially adversely affect the Company's business, financial condition and results of operations. Management has implemented plans designed to reduce the Company's cash requirements through a combination of reductions in components of working capital, equipment purchases and operating expenditures. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations.

   In addition to the revolving line of credit, the Company's foreign subsidiaries have lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. At December 31, 1998, $3.8 million had been drawn down under these facilities. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institution.

   On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $27.46 per share at any time. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes will be paid semi-annually on May 1 and November 1 of each year. An event of default could occur if the Company defaults under any of its debt instruments with the principal amount of $15 million or more. Such default would trigger the acceleration of the Notes causing the Notes to become due and payable immediately. On December 30 and 31, 1998, the Company issued 2,467,000 shares of Common Stock in exchange for $14.4 million of Notes and recorded an extraordinary gain of $5.3 million. On January 4 and February 2, 1999, the Company issued an additional 2,792,257 shares of Common Stock in exchange for $25.5 million of Notes and will record an extraordinary gain of $7.3 million in the first quarter of 1999.

   At present, the Company does not have specific long-term plans to seek alternative liquidity sources upon the maturity of its line of credit on January 15, 2000. If the Company is successful in reducing components of working capital, equipment purchases and operating expenses, it may be able to operate its business on a break-even or positive cash-flow basis. Other alternatives for liquidity sources may include, but are not limited to, additional capital infusions through the sale of stock, the licensing of technology or the divestiture of certain business units.

   At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the repayment of its debt, the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for the Company's acquired entities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, cash flow from operations and funds available, if any, from the Company's bank line of credit are adequate to fund its operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. Specifically, given the Company's obligations to repay its bank and other debt and its obligation to fulfill its business plan, the Company intends to raise additional capital.

   The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that the Company's financial resources are insufficient to fund the Company's activities and to repay its debts, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Rapid Technological Change--Additional
Capital Requirements."

   Future capital requirements will depend upon many factors, including the repayment of its debt, the development of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and the status of competitive products. Additional financing may not be available in the future on acceptable terms, or at all. The continued existence of a substantial amount of indebtedness incurred through the issuance of the Company's Notes, the incurrence of debt under the Company's bank line of credit and the rights of the holders of the Series B Preferred Stock may affect the Company's ability to raise additional financing. The Series B Preferred Stock restricts the rights of Common Stock Shareholders, but even if these restrictions were lifted, the substantial amount of indebtedness incurred by the Company makes additional debt financing problematic. Given the recent price for its Common Stock, if additional funds are raised by issuing equity securities, significant dilution to its stockholders could result.

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

   The total purchase price of the acquisition was $58.2 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million has been assigned to in-process research and development and expensed upon the consummation of the acquisition. The Company initially recorded a $33.9 million charge for purchased in-process research and development in March 1998 based upon a purchase price allocation which was made in a manner consistent with widely recognized appraisal practices. In September 1998, subsequent to the filing of the Form 10-Q in May 1998 covering the Company's quarter ended on March 31, 1998, the Company adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group based on a more current and preferred methodology. The result is a lesser charge to income for in-process technology and a higher recorded value of goodwill and other intangible assets.

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

CERTAIN FACTORS AFFECTING THE COMPANY

Risks Related to the Series B preferred stock

   Please note that on June 4, 1999, we exchanged 5,134,795 shares of our common stock for all 15,000 shares of our outstanding Series B preferred stock.

   The common stock sold in this offering may significantly increase the supply of our common stock on the public market, which may cause our stock price to decline.

   The conversion of the Series B preferred stock, the exercise of the warrants and sale of the common stock into the public market could materially adversely affect the market price of the common stock. Substantially all of the shares of our common stock are eligible for immediate and unrestricted sale in the public market at any time, including the approximately 5.3 million shares of common stock we issued in exchange for approximately $40 million of our 4 1/4% convertible promissory notes which were issued to investors other than the selling stockholders. Once the registration statement of which this prospectus forms a part is declared effective, all shares of common stock issuable upon conversion of the Series B preferred stock and exercise of the warrants will be eligible for immediate and unrestricted resale into the public market. The presence of these additional shares of common stock in the public market may further depress the stock price.

   Our preferred stock financing may result in substantial dilution to holders of our common stock.

   The agreements with the purchasers of the Series B preferred stock and warrants contain terms and covenants that could result in substantial dilution to our stockholders. The Series B preferred stock converts into shares of common stock at the lesser of fixed or variable rates based on future events and future trading prices of our common stock. As of June 3, 1999, the conversion price was $4.38 per share because the fixed conversion price was higher than variable conversion price on that date, which is average of the three lowest closing bid prices for our common stock over the fifteen trading days immediately preceding June 3, 1999.

   If all shares of the Series B preferred stock converted into common stock at that conversion price, we would be obligated to issue 3,424,658 shares of common stock to the holders of the Series B preferred stock which would represent 6.99% of our common stock outstanding after that issuance. In addition, if we pay the premium that has accrued on the Series B preferred stock between December 22, 1999 and June 3, 1999 by issuing common stock, we would issue an aggregate of 91,762 additional shares of common stock to the selling stockholders. These shares of common stock, when combined with the shares of common stock issued upon conversion of the Series B preferred stock, would represent 7.2% of our outstanding common stock.

   The conversion price will never exceed $5.46 per share, which was above the closing price of our stock on June 3, 1999 of $4.75 per share, but the conversion price can decrease significantly. Due to the variable conversion price, we do not know the number of shares of common stock that we will actually issue upon conversion of the Series B preferred stock. In addition, the conversion price can decrease at any time if certain events occur, which would lead to more shares of common stock being issued upon conversion and additional dilution of our existing stockholders.

   The following table sets forth the number of shares of common stock issuable upon conversion of the outstanding Series B preferred stock, other than shares issuable in respect of accrued premium and any default amounts, and the percentage ownership that each represents assuming:

 . the market price of the common stock is 25%, 50%, 75% and 100% of the market price of the common stock on June 3, 1999, which was $4.75 per share;
 . the variable conversion price feature of the preferred stock that was in effect;
 . the maximum conversion prices of the preferred stock was not adjusted as provided in our certificate of incorporation or the amount of shares issuable is otherwise limited by the transaction agreements;

-----------------------------------------------------------------------------------------------
           Percent of                                     Series B
          Market Price                                Preferred Stock(1)
-----------------------------------------------------------------------------------------------
                                               Shares                        %(2)
                                             Underlying
-----------------------------------------------------------------------------------------------
          25%($1.1875)                     12,631,579(2)                      20.5%
-----------------------------------------------------------------------------------------------
          50%($2.375)                       6,315,789                         11.4%
-----------------------------------------------------------------------------------------------
          75%($3.5625)                      4,210,526                         7.9%
-----------------------------------------------------------------------------------------------
          100%($4.75)                       3,157,895                         6.1%
-----------------------------------------------------------------------------------------------

     (1) On June 3, 1999, there were 48,966,750 shares of common stock and 15,000 of Series B preferred stock outstanding.
     (2) Limitations in the transaction agreements and the certificate of incorporation may preclude these levels of beneficial ownership from being achieved.

   Notably, the lower the conversion price at which conversions of the Series B preferred stock occur, the lower the percentage ownership of our stock by our existing stockholders after those conversions.

   In addition, the warrants and, potentially, our 4 1/4% convertible promissory notes are subject to anti-dilution protection. That protection may result in the issuance of more shares than originally anticipated if we issue securities at less than market value or the applicable exercise price, which may occur as a result of conversion of the Series B preferred stock. These factors may result in substantial future dilution to the holders of our common stock.

   If our stockholders approve the proposal to waive the 20% limit, the dilution caused by conversions of Series B preferred stock may be extreme and could result in a change of control.

   A restriction in the Series B preferred stock financing documents currently limits the number of shares of our common stock issuable upon conversion of the Series B preferred stock and the warrants to 8,663,895 shares. We will recommend to our stockholders that they approve a proposal that would remove this restriction. If our stockholders approve the proposal, there would be no upper limit on the number of shares of our common stock that may be issued upon conversion of the Series B preferred stock and upon exercise of the warrants. Indeed, if the restriction is removed, enough shares may be issued upon conversion of the Series B preferred stock and upon exercise of the warrants that we may undergo a change in control. Further, once the restriction is removed, the risk of dilution to our existing holders of common stock is increased due to the increased and potentially unlimited number of shares of common stock that can possibly be issued upon conversion of the Series B preferred stock and upon exercise of the warrants.

   Our preferred stock financing may make it more difficult or expensive for us to obtain additional funds in the future, which may cause us to default under our credit agreements triggering cross-defaults on our outstanding 4-1/4% Convertible Subordinated Notes and redemption of the Series B Preferred Stock.

   The Series B preferred stock financing documents contain restrictions on our ability to issue certain securities and the terms upon which we can enter into loan agreements. In addition, the variable conversion, redemption and cash payment provisions of the Series B preferred stock will impact the decision of third parties whether to lend to or invest in us and on what terms. Further, we may need the consent of the initial purchasers of the Series B preferred stock to issue certain securities in order to raise capital. These factors may make it difficult to, or prevent us from, obtaining funds when needed in the future, or force us to obtain additional funds on less attractive terms than would otherwise be available. Our business plan includes provisions for an infusion of approximately $15 million of additional capital during the second quarter of 1999. We do not currently have commitments from any potential investors, and there can be no assurance that we will be able to raise additional capital. If the restrictions contained in the Series B preferred stock financing documents prevent us from obtaining the financing required by our credit agreements, we will be in default under our credit agreements and in cross-default under the Series B financing documents, which could have a material adverse effect on our business, financial condition, prospects and stock price.

   Our preferred stock may require us to make significant cash payments, diverting resources away from our business, causing us to sell key operational assets or rendering us unable to pay our debts.

   The Series B financing documents require significant cash payments upon the occurrence of certain events, even if we do not have cash available to make these payments. Certain of these cash payments result from particular events happening and other cash payments result from a redemption of the Series B preferred stock at the holder's option. There is no ceiling on the amount of cash payments resulting from such a redemption.

   Event-based payments

   One example of event-based cash payments is the cash payments that must be made because this registration statement was not declared effective before April 22, 1999. The registration rights agreement requires that the registration statement of which this prospectus is a part be declared effective by the SEC on or prior to April 22, 1999. For each day after April 22, 1999 that the registration statement is not declared effective, we are required to make cash payments to the selling stockholders.

   In addition, if certain events occur, regardless of whether those events are within our control, we are obligated to make cash payments to the holders of the Series B preferred stock until that event no longer exists. The amount of these payments would be 3% of the aggregate face amount of the Series B preferred stock originally issued plus any accrued but unpaid premium the first week and 5% each week thereafter. The 3% amount would be at least $450,000 and the 5% amount would be at least $750,000. Thus, if that event persisted for 2 weeks, we would be required to pay at least $1,200,000, if that event persisted for 3 weeks, we would be required to pay at least $1,950,000, and so on.

   Also, if we fail to timely issue the number of common shares required by any conversion notice provided to us by a holder, we must make daily cash payments to that holder until we have issued all shares required by the conversion notice. The daily cash payment would be in an amount equal to 1% of the face amount of each share of Series B preferred stock that is included in the conversion notice but for which shares of common stock were not issued. For example, if we received a conversion notice from a holder requesting conversion of 1,000 shares of Series B preferred stock and we did not timely issue the stock, for each day after the last day to timely issue that common stock until we actually issued it, we would owe that holder $10,000. Continuing this example, if we issued the shares 7 days after the last day permitted to avoid payments, we would owe that holder $70,000.

   Redemption payments

   If certain events occur which are deemed to be within our control, we are obligated to redeem all outstanding shares of Series B preferred stock for cash in an amount significantly in excess of the original issue price. If all of the presently outstanding Series B preferred stock were outstanding on the redemption date, the aggregate amount of redemption payments would be at least $19,950,000, but could be much higher if the market price of our stock increases significantly. For example, if the redemption occurred on June 30, 1999 and our stock price was three times the highest possible conversion price, or approximately $18 per share, the aggregate redemption payments would exceed $46,300,000.

   Consequences of cash payment provisions

   If we do not timely make the cash payments required by the Series B financing documents, the amount of those payments will accrue default interest at an annual rate of 18%. Making those payments may divert funds away from and thus adversely affect our business, financial condition and results of operations. If we do not have the funds available to make cash payments or redemption payments, we may have to sell key operational assets or become unable to pay our debts. Either of those event would have a material adverse effect on our business, financial condition, prospects and stock price.

   If our credit agreement or Section 160 of the Delaware General Corporation Law prevent redemption or cash payments, we may be required to sell important operating assets, license our intellectual property or issue securities having onerous terms, which would materially adversely affect our business, financial condition and operating results.

   In the event our credit agreement prevents redemptions of the Series B preferred stock or cash payments called for by the terms of the Series B preferred stock, we are required to use our reasonable best efforts to take all reasonably necessary steps permitted by the Series B financing documents to permit further redemptions and cash payments. Similarly, in the event DGCL
Section 160 prevents redemptions of the Series B preferred stock, we are required to use our best efforts to take all necessary steps permitted by the Series B financing documents to remedy our capital structure to permit further redemptions. To fulfill these requirements, we may need to alter our capital structure by turning fixed or financial assets into liquid assets or otherwise obtaining additional capital. Those liquid assets would augment our capital for purposes of DGCL Section 160 and may permit us to amend our credit agreement to permit additional payments to the holders of Series B preferred stock. Methods by which we might be required to generate liquid assets include selling off important operating assets, which may include divestiture of entire divisions or subsidiaries, or licensing our intellectual property to third parties to raise cash, which may be to the long-term detriment of our business. Additionally, we may be required to raise capital by selling securities that impair our ability to operate our business, are prohibitively expensive or otherwise have onerous terms. Any of these actions could materially adversely affect our business, operating results and financial condition.

   Our preferred stock financing may make it more difficult for us to engage in merger and acquisition activities, rendering us unable to complete transactions that would be beneficial to our stockholders.

   The Series B preferred stock financing agreements could also render merger and acquisition activities more difficult. In addition, we cannot transfer all or substantially all of our assets without the approval of each initial holder of Series B preferred stock. The Series B preferred stock financing agreements and this approval right may require us to ensure that certain terms that are favorable to the selling stockholders be included in any merger or acquisition transaction. Certain provisions of the Series B preferred stock may prohibit us from accounting for any acquisition by or of us as a pooling of interests transaction. These terms would likely increase the cost of the transaction to us or the potential acquirer or otherwise be unacceptable to the potential acquirer. As such, these provisions may result in our stockholders receiving decreased consideration for their stock in such a transaction or prevent such a transaction from occurring.

   The Series B preferred stock may cause us to no longer be listed on the Nasdaq National Market, which would permit our lenders to declare a default, which might force us to sell key operational assets or render us insolvent.

   Nasdaq may determine that the Series B preferred stock violates its rules

   Nasdaq recently published a document that sets forth its position on how certain of the Nasdaq Marketplace Rules, including rules relating to shareholder approval, voting rights, minimum bid price, listing of additional shares, change in control and Nasdaq's discretionary authority, apply to securities having variable conversion features, such as the Series B preferred stock. Notwithstanding the guidance provided in the Nasdaq document, it remains unclear how the Nasdaq Marketplace Rules will be applied to the Series B preferred stock and whether Nasdaq will exercise its discretionary authority to adversely affect us. Nasdaq may determine that we violate one or more of its rules, or that securities akin to the Series B preferred stock are contrary to the public interest or the interests of investors, which could lead to our stock being involuntarily delisted from the Nasdaq National Market.

   If our stock price drops, we may violate Nasdaq's minimum bid price rule

   The resale of our common stock under this prospectus result in downward pressure on the market price of our common stock. If the price of our common stock falls below $1.00 per share, we may be dislisted from the Nasdaq National Market. Rule 4450(a)(5) of the Nasdaq Marketplace Rules requires that an issuer listed on the Nasdaq National Market maintain a minimum bid price of $1 per share. Pursuant to Rule 4480(a), an issuer can be delisted from the Nasdaq National Market for failure to maintain compliance with Rule 4450.

   If our stockholders do not approve the proposal to waive the 20% rule, we may be required to voluntarily delist our stock from the Nasdaq National Market and list it on an over-the-counter bulletin board.

   If we do not obtain the approval of our stockholders before June 22, 1999 and this failure prevents us from honoring conversions, any selling stockholder who is prevented from converting has a right to force us to list our stock on an over-the counter bulletin board or an exchange that does not have a rule as restrictive on conversions of the Series B preferred stock and exercise of warrants as Nasdaq's 20% rule. If our common stock were traded on an over-the-counter bulletin board, our common stock may be subject to reduced liquidity and reduced analyst coverage, our ability to raise capital in the future may be inhibited, and our business, financial condition and results of operations could be materially adversely affected.

   Effects of being delisted

   If our common stock is listed on an over-the-counter bulletin board rather than on a national exchange, our lenders will have the right to declare us in default under our credit agreement and note indenture. If our lenders elect to declare a default, that default would cause acceleration of those debts and redemption of the Series B preferred stock, which may render us insolvent or force us to sell key operating assets or license vital technology to third parties. No longer being listed on Nasdaq would have a material adverse affect on our business, financial condition and operating results.

   If our stockholders do not approve the proposal to waive the 20% rule, we will suffer a number of adverse consequences, and our business, financial condition and operating results will be materially adversely affected.

   We could be forced to redeem the Series B preferred stock at a premium

   If we do not obtain the approval of our stockholders before June 22, 1999 and this event is deemed to be within our control, the selling stockholders can elect to have us redeem their Series B preferred stock. If we do not obtain the approval of our stockholders before June 22, 1999 and this event is deemed not to be within our control, we must make significant cash payment to the selling stockholders.

   We may be required to continue to try to obtain the approval at our significant expense

   If we do not obtain the approval of our stockholders before June 22, 1999, we may be obligated to continue to attempt to obtain the approval. Those attempts likely would involve preparing and filing a proxy statement for a special meeting of stockholders, holding a special meeting of stockholders, engaging a proxy solicitation firm and other actions. Those attempts would involve significant expenditures by us and would likely divert resources away from our business.

   We will be obligated to make cash payments

   If we do not obtain the approval of our stockholders before June 22, 1999, we are obligated to make cash payments to the holders of the Series B preferred stock until that event no longer exists. The amount of these payments would be 3% of the aggregate face amount of the Series B preferred stock originally issued plus any accrued but unpaid premium the first week and 5% each week thereafter. The 3% amount would be at least $450,000 and the 5% amount would be at least $750,000. Thus, if that event persisted for 2 weeks, we would be required to pay at least $1,200,000, if that event persisted for 3 weeks, we would be required to pay at least $1,950,000, and so on.

   The conversion price may be adjusted downward

   If we do not obtain the stockholder vote on or before June 22, 1999, the conversion price will be the lower of the conversion price that would otherwise be in effect and the average of the five lowest closing bid prices for our common stock during the period beginning on June 22, 1999 and ending on the date we obtain the stockholder approval.

   The selling stockholders can require us to delist from the Nasdaq National Market and list our common stock on the over-the-counter electronic bulletin board

   Please see the discussion in the risk factor entitled "The Series B preferred stock may cause us to be delisted from the Nasdaq National Market, which would permit our lenders to declare a default, which might force us to sell key operational assets or render us insolvent" above.

   Effects of failing to obtain the stockholder vote on or before June 22,
1999

   As set forth above, if we fail to obtain the stockholder vote on or before June 22, 1999, we may be forced to redeem the Series B preferred stock, expend sums to continue to seek to obtain the vote, make significant cash payments, suffer a reduced conversion rate and delist our stock. In sum, failing to obtain the stockholder vote on or before June 22, 1999 would have a material adverse effect on our business, financial condition and operating results.

   Our preferred stock financing may result in adverse accounting charges, which could adversely affect our results of operations and stock price

   The redemption rights, liquidated damages provisions and other terms of the Series B preferred stock, and the cross default provisions in our debt financing agreements could, under certain circumstances, lead to a significant accounting charge to earnings and materially adversely affect our financial condition and results of operations. This potential charge and other future charges relating to the provisions of the financing agreements may materially adversely affect our earnings per share and the market price of our common stock both currently and in future periods.

FACTORS RELATED TO THE COMPANY AND OUR BUSINESS

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

   A single customer's order scheduled for shipment in a quarter can represent a large portion of the Company's potential sales for such quarter. The Company has at times failed to receive expected orders, and delivery schedules have been deferred as a result of changes in customer requirements and commitments, among other factors. As a result, the Company's operating results for a particular period have been and could in the future be materially adversely affected by a delay, rescheduling or cancellation of even one purchase order. In addition, the Company's operating results may be affected by an inability to obtain such large orders from single customers in the future, some difficulties of this nature have occurred in the past and the Company believes they will occur in the future.

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

   The Company recognized an in-process research and development charge of approximately $33.9 million in March 1998 as a result of the acquisition of the assets of the Cylink Wireless Group. Subsequent to the filing of the Quarterly Report on Form 10-Q for the first quarter of 1998, the Company adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group, which included decreasing the in-process research and development charge from $33.9 million to $15.4 million. The result is a lesser charge to income for in-process technology and a higher recorded value of goodwill and other intangible assets.

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

ADDITIONAL CAPITAL REQUIREMENTS

   Future capital requirements will depend upon many factors, including the repayment of its debt, the development of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and the status of competitive products. Additional financing may not be available in the future on acceptable terms, or at all. The continued existence of a substantial amount of indebtedness incurred through the issuance of the Company's Notes, the incurrence of debt under the Company's bank line of credit and the rights of the holders of the Series B Preferred Stock may affect the Company's ability to raise additional financing. The Series B Preferred Stock restricts the rights of Common Stock Shareholders, but even if these restrictions were lifted, the substantial amount of indebtedness incurred by the Company makes additional debt financing problematic. Given the recent price for its Common Stock, if additional funds are raised by issuing equity securities, significant dilution to its stockholders could result.

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

   Products

   The inability of any of the Company's products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. P-Com has completed testing of all products in its radio products operations. There can be no assurance that its testing procedures detect every potential Y2K complication. Products were tested according to various product-specific standards. Based on these tests, all products in the Tel Link, Air Link, and Spread Spectrum product lines have been found to be compliant in all material respects. At the CRC facility, all products in the current line of Net Path, Rivets, Network Series and Recovery Series product lines have been tested and found to be compliant in all material respects. There can be no assurance, however, that its testing procedures detect every potential Y2K complication. CRC supports several older modem systems. These systems have not been tested for Y2K compliance. Any complications which arise as a result of an untested modem system's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. Products produced at the Technosystem facility, the radio & TV broadcast products and the one way point to multipoint products under development, have been tested and are Y2K compliant in all material respects. There can be no assurance that our testing procedures detect every potential Y2K complication. The equipment manager utilized by the transmission equipment manufactured at Technosystem is not Y2K compliant. The equipment manager is an additional device which customers may purchase and attach to the transmission system to verify that the transmission device is running properly. The transmitters will continue to function properly even if the equipment manager fails. However, if the equipment manager fails, it will not perform its error detection function properly. The Y2K limitation contained in the equipment manager can be corrected by shutting the device off on January 1, 2000 and turning it on again. By July 1, 1999 the Company will notify customers who have purchased the equipment manager of its Y2K limitation and the remedial procedures which must be implemented on January 1, 2000. Any complications which arise as a result of the equipment manager's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. In 1998, the sales of radio products represented approximately 60% of P-Com's net sales while CRC and Technosystem's products represented approximately 4% and 14%, respectively. The Company's network services division in Virginia represented approximately 22% of P-Com's net sales in 1998. The Virginia division does not manufacture any products; it provides services to networks. Y2K failures in the Company's products could materially adversely affect the Company's results of operations.

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

   CA, FL, Italy, UK, Germany, Italy

   In November of 1998, the Company installed a new internal manufacturing resource planning business system (MRP) that is Y2K ready. The cost of the upgrade was approximately $250,000. The Company's MRP system facilitates accounting and manufacturing functions at all of the Company's California sites and the Redditch, UK site. At the Tortona, Italy location, the MRP system facilitates manufacturing functions only. The November 1998 Y2K upgrade corrected Y2K limitations in the MRP system at each site at which it is utilized. The Company's Florida, Watford, UK, and Frankfurt, Germany sites do not utilize the MRP system. P-Com's Tortona, Italy facility utilizes an Italian business system for its accounting operations. This system is not Y2K compliant. The Company is in the process of purchasing a Y2K compliant system which will replace the deficient system. The cost of the new system is $85,000. The new system should be fully operational by December 31, 1999. However, the Company is devising a plan to ensure that accounting functions are performed manually in the event the new system is not fully operational by December 31, 1999. Since the Company is the only customer serviced by the Tortona, Italy site, and since the Company is in the process of identifying an alternative source supplier in the event the new accounting system is not installed by December 31, 1999, a failure in the present system would have a minimal impact on the Company's customers. Since November of 1998, P-Com has completed an evaluation of many of its internal systems. Most of its internal systems have been found to be compliant, however we cannot guarantee that Y2K related complications will not arise. The HP UX operating system should receive a Y2K patch by the end of June 1999. The Server Operating Systems (Novell) should receive Y2K patches by the end of September 1999. Y2K verification procedures are currently underway to determine the compliance status of phone systems, ATE stations and personal computers. Verification of phone systems and ATE stations is estimated to be completed by the end of June 1999. Verification of personal computers is estimated to be completed by the end of September 1999. The Company's customer service database and QA Database are noncompliant; upgrades of these two systems is scheduled to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/or supply, lawsuits and other material costs and liabilities.

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

   Vendors.

   The Company has identified two single source suppliers whose failure to obtain Y2K compliance could potentially impact customers. Since the Company has not yet obtained assurances of Y2K compliance from these suppliers the impact of potential Y2K limitations experienced by these companies is merely speculative at this time. The potential impact will only become manifest, however, if both the single source supplier and an alternative source supplier experience Y2K related failures. One of the two identified suppliers provides a product which the Company uses in production of DS-3 IDUs; if this supplier were to experience a Y2K failure, production of the product would be slowed. Sales of DS-3 IDUs make up 3-4% of the Company's sales revenue. The additional identified supplier produces a product which will be utilized in the production of the Company's

Encore product which is scheduled to begin in a limited capacity in the third quarter of 1999; if this supplier experienced a Y2K related complication, Encore production would be affected.

   Since the Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness. The Company has endeavored to minimize this risk by implementing a four phase plan. First, all single source suppliers and large volume vendors were identified. Then, in April 1999, the Company sent requests for Y2K compliance assurances to suppliers so identified. The Company will review supplier's responses to our requests and continue to pursue assurances and/or receipt of a remedy from noncompliant suppliers. Even if assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company's business, condition and results of operations. Since the Company has always followed the practice of alternative and multi-sourcing our single source and large volume suppliers, we believe most products and services we order will be available from an alternative source in the event a single source or large volume supplier experiences a Y2K failure. However, we cannot be assured that reasonable alternative suppliers or contractors will be available. Even if assurances are received from third parties and/or alternative source suppliers are identified, a risk remains that failures of systems and products of other companies on which we rely could have a material adverse effect on our business, condition and results of operations.

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

   Year 2000 Obligations: Potential Exposure

   In April 1999, the Company will establish a year 2000 limited warranty which will cover products which have been tested and certified as Y2K compliant by the Company. The warranty will be posted on the website and will be sent to customers in response to requests for Y2K assurances. Under the warranty, the Company will repair or replace the Y2K certified product which experiences a Y2K limitation. The warranty specifically disclaims liability for all consequential and incidental damages resulting from a Y2K complication experienced by a Y2K certified product.

   The Company's exposure in the event of Y2K complications may be impacted by Y2K provisions contained in outstanding agreements. The Company's line-of-credit agreement, as amended, is reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until maturity on January 15, 2000, obligates the Company to ensure the Y2K compliance of its systems and adopt a remediation plan if necessary by September 30, 1999. The line-of-credit agreement may expose the Company to risk in the event the Company is unable to accomplish required transactions as a result of Y2K complications. However, this risk is no greater then the general risk posed in the normal course of business.

   Budget

   The Company's budget for the Y2K Program is approximately $2.0 million and will be submitted to the Board of Directors for approval. To date the Company has spent $357,900 on Y2K related expenses. This figure incorporates the following expenses: 1) $250,000 in November 1998 to upgrade the MRP business system utilized by the California, Redich, UK and Tortona, Italy sites; 2) $24,000 in March 1999 to Y2K Consultants; 3) $3,000 through March 1999 in legal expenses; 4) $4,000 through March 1999 in travel expenses to the Company's non-California sites for the purpose of assessing Y2K compliance; 5) $4,000 through March 1999 on miscellaneous items including maintenance of the Y2K website and vendor compliance mailings; and 6) $75,600 through March 1999 in employee salaries.

   The Company anticipates expending an additional $1,267,400 on Y2K related costs. The anticipated expenditures breakdown as follows: 1) $100,000 on hardware replacement and/or upgrades; 2) $100,000 on software replacement and/or upgrades; 3) $500,000 on Y2K Consultant fees and temporary employees; 4) $61,000 on legal fees; 5) $50,000 on travel to non-California Company sites for the purpose of assessing Y2K compliance; 6) $400,000 on employee salaries; and 7) $56,400 on miscellaneous Y2K related expenses including the Y2K website and all Y2K correspondence.

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

   We issued and sold 15,000 shares of a newly designated Series B preferred stock and warrants to purchase 1,242,257 shares of common stock to the selling stockholders in December 1998 for gross proceeds of $15 million. Our board of directors decided that it was in our best interests to issue the Series B preferred stock because:

 . we needed additional capital to fund our operations, and the consequences of not obtaining additional capital, namely defaulting on our credit agreement and cross-defaulting on our other debt, which would accelerate repayment of the debt and likely render us unable to pay our debts, would have caused immediate and irreparable damage to us;

 . the Series B preferred stock does not require us to pay cash dividends and permits us to pay accrued premium through the issuance of additional shares of common stock or cash, at our option;

 . so long as our common stock trades at prices at or in excess of $5.46 per share, the Series B preferred stock will be convertible into common stock at a price of $5.46, which is 181% of the closing price of our common stock on the day the Series B preferred was issued;

 . due to our financial position and business prospects at the time of issuance of the Series B preferred stock, additional capital was not available to us in the necessary time frame, except on terms less favorable to us than the Series B preferred stock; and

 . the board determined that, compared with the immediate and irreparable damage to us that would have resulted if we did not raise additional capital, issuing the Series B preferred stock was in our best interests.

   On June 4, 1999, we exchanged 5,134,795 shares of our common stock for all 15,000 shares of our outstanding Series B Preferred Stock, such that no shares of Series B preferred stock remained outstanding. We also exchanged outstanding warrants to purchase 1,242,257 shares of common stock, which were held by the selling stockholders, for new warrants having the terms set forth below. On June 14, 1999 the certificate of designations for the Series B preferred stock was eliminated pursuant to Section 151(g) of the Delaware General Corporation Law, and the Series B preferred stock is no longer authorized.



     The following chart briefly summarizes the features of the Series B preferred stock, which are described in greater detail below:

-------------------------------------------------------------------------------------------------------------------
Feature                                                             Description
-------------------------------------------------------------------------------------------------------------------
Conversion price                 Beginning on May 15, 1999, the conversion price is set the lesser of:
                                 .  $5.46 per share; and
                                 .  101% of the lowest average closing bid prices our common stock over any 3 consecutive days during the 15 consecutive day period ending on the day prior to the applicable conversion date.
                                 Certain events set forth below can cause conversion prices calculated on other bases to apply.
-------------------------------------------------------------------------------------------------------------------
Mandatory redemption             Upon the occurrence of certain events deemed to be within our control, each then outstanding share of the Series B preferred stock is redeemable at a holder's option at the greater of $1,330 per share, plus a 6% per year premium and any default interest, or a redemption formula amount per share.  The redemption formula amount is equal to:
                                 .  the highest closing bid price for our common stock during the period beginning on the date of the holder's redemption notice and ending on the date of redemption, multiplied by
                                 .  the sum of the original issue price, plus a 6% per year premium and any default interest due, and divided by
                                 .  the conversion price in effect on the date of the redemption notice.
-------------------------------------------------------------------------------------------------------------------
Cash payments/total amount       Upon the occurrence of certain events set forth below, we are required to make
capped                           significant cash payments to the holders of the Series B preferred stock.  All cash payments required to be made as a result of such an event, together with all cash payments required to be made in respect of conversion defaults, as described below, and under the registration statement for delays or gaps in the effectiveness of the registration statement, are capped at a total amount of
                                 $1,333 per share plus default interest, if applicable.
-------------------------------------------------------------------------------------------------------------------
Premium                          We are required to pay, upon conversion of the Series B preferred stock, a 6% per year premium on the Series B preferred stock, payable in cash or common stock at our option.  If the premium is paid in common stock, the cash amount of premium will be converted into a number of shares of common stock at the conversion price then in effect.  Similarly, we are required to pay, upon redemption of the Series
                                 B preferred stock, a 6% per year premium on the Series B preferred stock, payable in cash.  Premium accrues from December 22, 1998 until the date of conversion or redemption thereof.
-------------------------------------------------------------------------------------------------------------------
Optional redemption              So long as:
                                 .  an event pursuant to which the holders of Series B preferred stock are entitled to redemption or an event requiring us to make a cash payment as described above has not occurred, or
                                 .  if the event has occurred in the past, it has been cured for at least the six immediately preceding consecutive months without the occurrence of any other like event,
                                 then the Series B preferred stock is redeemable at our option in certain limited circumstances for redemption amounts varying from 115% to 160% of the original issue price of the Series B preferred stock, plus a 6% premium per year and default interest, if applicable.
-------------------------------------------------------------------------------------------------------------------

Feature                          Description
-----------------------------------------------------------------------------------------------------------------------

Change of control                If we merge with a public company meeting certain threshold criteria, the holders of the Series B preferred stock will be entitled to receive in the merger the consideration they would have received had they converted their stock the day before the public announcement of the merger.  If we merge with a private company or a public company not meeting the threshold criteria, the holders of the Series
                                 B preferred stock will be entitled, at their option:
                                 .  to retain their preferred stock, which will thereafter convert into common stock of the surviving company, or
                                 .  receive either the consideration they would have received had they converted their stock the day before the public announcement of the merger or receive
                                    $1,250 per share of Series B preferred stock then outstanding, up to an aggregate of $18,750,000, in cash, plus any accrued and unpaid premium and, if applicable, default interest.
-----------------------------------------------------------------------------------------------------------------------
Vote of stockholders/            We will ask our stockholders to approve the issuance of more than 20% of our
19.9% limit                      outstanding common stock on conversion of the Series B preferred stock and exercise of the warrants issued in connection with the Series B preferred stock as required under Rule 4460(i) of the Nasdaq Marketplace Rules.  Until the
                                 approval is obtained, such issuances are capped at 19.9% of our outstanding common stock on December 22, 1998.  If our stockholders do not approve these issuances by June 22, 1999,
                                 .  we may be obligated to immediately redeem all outstanding shares of Series B preferred stock for a cash payment, or
                                 .  we will be obligated to make cash payments to the holders of Series B preferred stock,
                                 .  the conversion price may be adjusted downward,
                                 .  the holders of the Series B preferred stock may require us to list our common stock on the over-the-counter electronic bulletin board, and the holders of the Series B preferred stock may require us to continue to seek stockholder approval of the conversion and exercise of those securities, which could be expensive for us.
-----------------------------------------------------------------------------------------------------------------------
Automatic conversion at          Subject to the 19.9% limit, if then in effect, and the 4.9% limit, and assuming
 maturity                        certain conditions set forth below are satisfied, all outstanding shares of
                                 Series B preferred stock will automatically convert into common stock on December
                                 22, 2001.
-----------------------------------------------------------------------------------------------------------------------
Default interest                 If we fail to timely pay any amounts owed to the holders of the Series B preferred stock, then we must pay the holders default interest at rate equal to the lesser of 18% per annum or the highest interest rate permitted by applicable law.
-----------------------------------------------------------------------------------------------------------------------
Protective provisions            We have agreed:
                                 .  until December 22, 1999, not to issue or agree to issue any equity securities at a price less than fair market value or at a variable or re-settable price, subject to limited exceptions, and
                                 .  not to take certain actions without prior approval by each initial purchaser of the Series B preferred stock.
-----------------------------------------------------------------------------------------------------------------------
4.9% limitation                  The Series B preferred stock shall not be convertible and the related warrants may not be exercisable by a holder thereof to the extent that after that conversion the holder would own in excess of 4.9% of our outstanding common stock.  However, the 4.9% limit does not prevent any holder from converting all of its Series B preferred stock or exercising all of its warrants because the holder can convert or exercise into 4.9% of the outstanding common stock, then sell all or part of that common stock to permit it to engage in further conversions or exercises while remaining under the 4.9% limit.
-----------------------------------------------------------------------------------------------------------------------
Liquidation preference           Each share of Series B preferred stock has a liquidation preference over all other classes of our capital stock in an amount equal to the $1,000 face amount thereof plus the accrued but unpaid premium and other unpaid amounts with respect thereto, including without limitation redemption amounts and cash payments with respect thereto plus any other amounts that may be due from us with respect thereto through the date of final distribution.
-----------------------------------------------------------------------------------------------------------------------

     Conversion Price.  The Series B preferred stock is convertible at any time
     ----------------
at a conversion price equal to the lesser of:

     . a fixed conversion price of $5.46 per share; and . a variable conversion price of 101% of the lowest average closing bid prices our common stock over any 3 consecutive days during the 15 consecutive day period ending on the day prior to the applicable conversion date.

These bases for calculating the conversion price provide the holders of Series B preferred stock with a method from benefiting from particular movements in the market price of our common stock. The $5.46 fixed conversion price protects the holder from increases in the price of our common stock. The variable conversion price is designed to permit the holder to take advantage of periods in which our stock price is depressed below $5.46.

   The result of these alternative bases for calculating the conversion price is that the conversion price will be at most $5.46 and, to the extent the market price of our common stock is less than $5.46, will result in additional dilution. As of June 3, 1999, the conversion price was $4.38, which was below the current market price of our stock, and at which price the Series B preferred stock would have converted into 3,424,658 shares or 6.99% of our outstanding stock as of June 3, 1999, excluding common stock issued in respect of premium. There is no minimum conversion price and, therefor, there is no limit on dilution of our existing stockholders. However, if a holder seeks to convert Series B preferred stock at a conversion price below $2.264025 after June 21, 1999, we can pay cash to the holder in the amount the equivalent value of the common stock the Series B preferred stock would otherwise convert into. This right is, of course, only available to us if we have sufficient cash on hand or credit available to pay the holders the required amounts, which will not always be the case. In addition, it is unlikely that our lenders will consent to this use of cash. If we have sufficient funds and elect to exercise this right, the conversion ratio would be no more than $5.46 and no less than $2.264025, which would limit the dilution that can be suffered by our existing common stockholders.

   The following table sets forth the number of shares of common stock issuable upon conversion of the outstanding Series B preferred stock, other than shares issuable in respect of accrued premium and any default amounts, and the percentage ownership that each represents assuming:

 .  the market price of the common stock is 25%, 50%, 75% and 100% of the market price of the common stock on June 3, 1999, which was $4.75 per share;
 .  the variable conversion price feature of the preferred stock that was in effect; and
 . the maximum conversion prices of the preferred stock was not adjusted as provided in our certificate of incorporation or the amount of shares issuable is otherwise limited by the transaction agreements.

           Percent of                                        Series B
          Market Price                                  Preferred Stock(1)
-----------------------------------------------------------------------------------------------
                                               Shares                         %(2)
                                             Underlying
-----------------------------------------------------------------------------------------------
          25%($1.1875)                      12,631,579(2)                      20.5%
-----------------------------------------------------------------------------------------------
          50%($2.375)                        6,315,789                         11.4%
-----------------------------------------------------------------------------------------------
          75%($3.5625)                       4,210,526                         7.9%
-----------------------------------------------------------------------------------------------
          100%($4.75)                        3,157,895                         6.1%
-----------------------------------------------------------------------------------------------

     (1) On June 3, 1999, there were 48,966,750 shares of common stock and 15,000 of Series B preferred stock outstanding.
     (2) Limitations in the transaction agreements and the certificate of incorporation may preclude these levels of beneficial ownership from being achieved.

     In addition, the foregoing conversion price of the Series B preferred stock is subject to adjustment upon the occurrence of the following events:

                         Event                                           Applicable Conversion Ratio
-------------------------------------------------------------------------------------------------------------------
 Our failure to obtain by June 22, 1999 stockholder       The lesser of
 approval to issue more than 20% of our common stock      .  the conversion price otherwise in effect,
 on conversion of the Series B preferred stock and        .  during the period beginning on June 22, 1999 and
 exercise of the warrants issued in connection with          ending on the date the approval is actually obtained, a
 the Series B preferred stock.                               conversion price equal to the average of the five lowest
                                                             closing bid prices of our common stock during the period
                                                             beginning on the date the approval is required to be
                                                             obtained under the certificate of designations and
                                                             ending on the conversion date; if this period is less
                                                             than five days, the calculation shall instead be the
                                                             average of all of the closing bid prices over the
                                                             period, and
                                                          .  after the date upon which we obtain the approval, a
                                                             conversion price equal to the average of the five lowest
                                                             closing bid prices of our common stock for the period
                                                             beginning on the date the approval is required to be
                                                             obtained under the certificate of designations and
                                                             ending on the date the approval is actually obtained; if
                                                             this period is less than five days, the calculation
                                                             shall instead be the average of all of the closing bid
                                                             prices over the period.
-------------------------------------------------------------------------------------------------------------------
 The registration statement of which this prospectus is   The lesser of
 a part has not been declared effective by June 22,       .  the conversion price otherwise in effect,
 1999.                                                    .  during the period beginning on June 22, 1999 and
                                                             ending on the date the registration statement is
                                                             declared effective, a conversion price equal to the
                                                             average of the five lowest closing bid prices of our
                                                             common stock for the period beginning on June 22, 1999
                                                             and ending on the conversion date; if this period is
                                                             less than five days, the calculation shall instead be
                                                             the average of all of the closing bid prices over the
                                                             period, and
                                                          .  after the date upon the registration statement is
                                                             declared effective, a conversion price equal to the
                                                             average of the five lowest closing bid prices of our
                                                             common stock for the period beginning on June 22, 1999
                                                             and ending on the date the registration statement is
                                                             declared effective; if this period is less than five
                                                             days, the calculation shall instead be the average of
                                                             all of the closing bid prices over the period.
-------------------------------------------------------------------------------------------------------------------
 Our failure to timely deliver common stock upon          That holder can rescind the notice of conversion and
 submission of a notice of conversion by a holder of      convert any shares owned by it at a conversion price
 the Series B preferred stock.                            equal to the lesser of
                                                          .  the conversion price otherwise in effect on the date
                                                             specified in the notice of conversion, and
                                                          .  lowest average closing bid prices our common stock
                                                             over any 3 consecutive days during the 15 consecutive
                                                             day period ending on the earlier of the date the failure
                                                             was cured and the day the holder rescinded the
                                                             conversion notice; if this period is less than 15 days,
                                                             the calculation shall instead be the average of all of
                                                             the closing bid prices over the period.
-------------------------------------------------------------------------------------------------------------------

                       Event                                              Applicable Conversion Ratio
----------------------------------------------------------------------------------------------------------------------
 Our notice to a holder or public announcement that we    The lesser of
 intend not to issue shares of common stock upon          .  the conversion price otherwise in effect on the date
 conversion by a holder of Series B preferred stock.         specified in the notice of conversion, and
 This event will not be triggered by notices or public    .  lowest average closing bid prices our common stock
 announcements with respect to issuances that would          over any 3 consecutive days during the 15 consecutive
 cause that holder to exceed its allocated portion of        day period ending on the date we undertake in writing to
 the 19.9% limit.                                            honor its conversion obligations; if this period is less
                                                             than 15 days, the calculation shall instead be the
                                                             average of all of the closing bid prices over the period.
----------------------------------------------------------------------------------------------------------------------
 Our failure to redeem the Series B preferred stock       Each holders entitled to receive proceeds in the
 after providing to the holders of the Series B           redemption shall be entitled to convert its shares of
 preferred stock a notice of redemption at our option.    Series B preferred stock at the lesser of
                                                          .  the conversion price otherwise in effect and
                                                          .  the average of the closing bid prices for our common
                                                             stock for any three trading days during the period
                                                             beginning on the date of the redemption notice and
                                                             ending on the day the day the redemption was to occur,
                                                             as set forth in the redemption notice.
----------------------------------------------------------------------------------------------------------------------
 Our or any of our subsidiaries' public announcement of   Each holder of Series B preferred stock can elect to
 a merger or consolidation.                               obtain certain benefits of the transaction as though it
                                                          converted it Series B preferred stock on the trading
                                                          date immediately preceding the announcement of the
                                                          transaction at lowest conversion price obtained using
                                                          any of the three bases for calculating the conversion
                                                          price regardless of whether the announcement occurs
                                                          prior to, on or after May 15, 1999.
----------------------------------------------------------------------------------------------------------------------
 Our issuance of securities convertible or exchangeable   The lesser of
 at a conversion, exercise or exchange rate based upon    .  the conversion price otherwise in effect and
 a specific percentage discount from the market price     .  the conversion price representing the greatest
 of the common stock at the time of conversion,              discount from the market price of our common stock
 exercise or exchange or based upon a market-based           applicable to any convertible securities or, as
 rate.                                                       applicable, that market-based rate.
 ---------------------------------------------------------------------------------------------------------------------
 Our issuance of common stock or securities convertible   The lesser of
 or exchangeable into common stock at a fixed             .  the conversion price otherwise in effect and
 conversion, exchange or exercise price less than the     .  that fixed conversion, exchange or exercise price.
 lowest fixed conversion price then in effect.
 ---------------------------------------------------------------------------------------------------------------------
 The sale or other transfer by George Roberts, our        The lesser of
 Chief Executive Officer, or Michael Sophie, our Chief    .  the conversion price otherwise in effect and
 Financial Officer, of securities between December 1,     .  the lowest price at which any trade of our common
 1998 and December 22, 1999 at a price less than the         stock was completed on the principal market for trading
 lowest fixed conversion price in effect on the date         thereof during the 20 days following public announcement
 of the transfer.                                            of the transfer.
 ---------------------------------------------------------------------------------------------------------------------

   The additional shares issued upon conversion of the Series B preferred stock would dilute the percentage interest of each of our existing common stockholders, and this dilution would increase as more common shares are issued due to the impact of the variable conversion price. Each additional issuance of shares upon conversion or exercise of the warrants would increase the supply of shares in the market and, as a result, may cause the market price of our common stock to decrease.

   The effect of this increased supply of common stock leading to a lower market price may be magnified if there are sequential conversions of Series B preferred stock. Specifically, the selling stockholders could convert a portion of their Series B preferred stock and then sell the common stock issued upon conversion, which likely would result in a drop in our stock price. Then selling stockholders could convert another portion of their Series B preferred stock at a lower conversion price because of the decreased stock price, and be issued a greater number of shares of common stock due to the lower conversion price. If they then sold those shares common stock, our stock price would likely decrease again, permitting the holders to do more conversions at a conversion price even more favorable to them. However, an ever falling market price for our common stock does not benefit the holders of the Series B preferred stock. If the price keeps falling, they receive more and more shares with a decreasing aggregate value. Eventually, if the dilution becomes extreme, the market for our common stock will tend to become illiquid, which will limit the ability of the converting holders to sell shares of our common stock even at a very low price.

   A pattern of these partial conversions and sales could increase the aggregate number of shares of common stock issued upon conversion of the Series B preferred stock above what it would otherwise be, and could place significant downward pressure on our stock price. This downward pressure on our stock price might encourage market participants to sell our stock short, which would put further downward pressure on our stock price, and further decrease the conversion price and increase the dilution of our existing common stockholders upon conversion of the Series B preferred stock.

   4.9% Limit.  The Series B preferred stock is not convertible to the extent
   ----------
the converting selling stockholder would hold in excess of 4.9% of our outstanding common stock after those conversion. However, the 4.9% limit does not prevent any holder from converting all of its Series B preferred stock or exercising all of its warrants because the holder can convert or exercise into 4.9% of the outstanding common stock, then sell all or part of that common stock to permit it to engage in further conversions or exercises while remaining under the 4.9% limit. As a result, the 4.9% limit does not prevent any selling stockholder from selling more than 4.9% of our outstanding common stock.

   Premium.  We are required to pay, upon conversion of the Series B preferred
   -------
stock, a 6% per year premium on the Series B preferred stock, payable in cash or common stock at our option. If the premium is paid in common stock, the cash amount of premium will be converted into a number of shares of common stock at the conversion price then in effect. Similarly, we are required to pay, upon redemption of the Series B preferred stock, a 6% per year premium on the Series B preferred stock, payable in cash. Premium accrues from the date of issuance of the Series B preferred stock until the date of conversion or redemption thereof.

   The aggregate annual premium on all outstanding shares of Series B preferred stock, if those shares remained outstanding for an entire year, would be $900,000. If all of the shares of Series B preferred stock remain outstanding until the third anniversary of the closing, the date upon which the Series B preferred stock may be required to convert into common stock, we would pay an aggregate premium of $2,700,000. If we paid the premium in shares of common stock, then the lower the conversion price, the more shares of our common stock would be issued to pay the premium. The table below indicates the number of shares of our common stock that would be paid in respect of the amount of premium per year and the aggregate premium accruing from the issue date until the third anniversary thereof at various conversion prices:

                     Conversion Price as a             Number of shares of common stock issued to pay premium
                           Percent of                                    in the amount of:
                        Market Price on
                          June 3, 1999
--------------------------------------------------------------------------------------------------------------------------
                                                       $900,000            %                     $2,700,000            %
--------------------------------------------------------------------------------------------------------------------------
                         25%($1.1875)                   757,895           1.52%                   2,273,684           4.44%
--------------------------------------------------------------------------------------------------------------------------
                         50%($2.375)                    378,947           0.77%                   1,136,842           2.27%
--------------------------------------------------------------------------------------------------------------------------
                         75%($3.5625)                   252,632           0.52%                     757,895           1.52%
--------------------------------------------------------------------------------------------------------------------------
                         100%($4.75)                    189,474           0.39%                     568,421           1.15%
--------------------------------------------------------------------------------------------------------------------------

     The 4.9% limit on holdings of our common stock by any selling stockholder and the 19.9% limit on aggregate issuances of common stock in respect of the Series B preferred stock and the warrants apply to and could limit the number of shares of our common stock issued to pay the premium. The 19.9% will not apply if our stockholder approve issuances of 20% or more of our stock in connection with the Series B preferred stock and warrants.

     Conversion Defaults.  If, after a holder of Series B preferred stock
     -------------------
provides us with a conversion notice, we do not issue the shares of common stock issuable pursuant to that conversion notice prior to or on the tenth business day following the conversion date set forth in the notice, then, on each day thereafter until we issue to the holder the shares of common stock required by the conversion notice, we will be required to pay to the holder an amount equal to 1% of the face amount of the shares of Series B preferred stock set forth in the conversion notice. The foregoing provision will not be triggered if we do not issue shares because those issuances would violate the 19.9% limit or the 4.9% limit. If we provide notice to any holder or publicly announces its intent not to issue shares upon exercise by any holder of Series B preferred stock of its conversion rights, then, on each day following the tenth day after the notice or announcement until we retract the notice or announcement, we will be required to pay to each holder an amount equal to 1% of the face amount of the shares of Series B preferred stock held by it.

   For example, if we received a conversion notice from a holder requesting conversion of 1,000 shares of Series B preferred stock and we did not timely issue the stock, for each day after the last day to timely issue that common stock until we actually issued it, we would owe that holder $10,000. Continuing this example, if we issued the shares 7 days after the last day permitted to avoid payments, we would owe that holder $70,000. All payments in respect of each share of Series B preferred stock described in this paragraph are limited to the portion of the total amount remaining after taking into account amounts paid in respect of cash payments in connection with certain events (as described below) and amounts paid under the registration rights agreement (as described below).

     Registration.  We are required by the Series B preferred stock financing
     ------------
agreements to register for resale by the selling stockholders and keep registered at least 150%, and in some instances 200%, of the aggregate number of shares of common stock into which the Series B preferred stock is convertible and for which the warrants are exercisable. To help ensure our compliance at all times, we have chosen to initially register for resale by the selling stockholders 13 million shares of our common stock. Notwithstanding the registration of that number of shares, the terms of the Series B preferred stock financing agreements prohibit us from issuing shares of common stock upon conversion of the shares of Series B preferred stock or exercise of the warrants if that issuance would result in any holder's beneficially owning in excess of 4.9% of our then outstanding common stock. In addition, until stockholder approval is obtained, we are subject to the 19.9% limit.

   Pursuant to the registration rights agreement, we are required to use our best efforts to cause the registration statement of which this prospectus is a part to be declared effective as soon as practicable but in any event no later than April 22, 1999. Because the registration statement was not declared effective by April 22, 1999, we will be required to make cash payments to the selling stockholders in an amount calculated in the following manner:

   . the aggregate purchase price of shares of Series B preferred stock, the common shares issuable upon conversion of which are not immediately saleable under an effective registration statement or Rule 144 promulgated under the Securities Act of 1933; the aggregate purchase price of shares of Series B preferred stock set forth earlier in this paragraph shall include shares of that stock that have been converted into common stock, if that common stock has not yet been sold; multiplied by
   . the number of months contained in the period beginning on April 22, 1999 and ending on the date the registration statement is declared effective; for purposes of this calculation, months will be prorated per day for partial months; multiplied by
   .  a multiplier equal to 0.01 for the first 30 days after April 22, 1999,
      0.015 for the second 30 days after April 22, 1999, and 0.02 for all days thereafter.

   The cash payment for each of these failures will be at most $5,000 per day during the first 30 days, $7,500 per day during the second 30 days, and $10,000 per day thereafter. The following chart indicates the amounts that would be required to be paid to the selling stockholders, assuming all shares of Series B preferred stock remain outstanding, if the registration statement is not declared effective for 15, 30, 45, 60 and 75 days after April 22, 1999:

   Days after April 22, 1999 before the registration                       Aggregate payment to
           statement is declared effective                                selling stockholders
-------------------------------------------------------------------------------------------------------------------
                          15                                                     $75,000
-------------------------------------------------------------------------------------------------------------------
                          30                                                    $150,000
-------------------------------------------------------------------------------------------------------------------
                          45                                                    $252,500
-------------------------------------------------------------------------------------------------------------------
                          60                                                    $355,000
-------------------------------------------------------------------------------------------------------------------
                          75                                                    $505,000
-------------------------------------------------------------------------------------------------------------------

   Once the registration is declared effective, sales cannot be made pursuant to the registration statement by reason of a stop order, our failure to update the registration statement or any event outside of the control of the selling stockholders, then we must make cash payments to the selling stockholders in an amount calculated in the following manner:

   . the aggregate purchase price of shares of Series B preferred stock, the common shares issuable upon conversion of which are not immediately saleable under an effective registration statement or Rule 144 promulgated under the Securities Act of 1933; the aggregate purchase price of shares of Series B preferred stock set forth earlier in this paragraph shall include shares of that stock that have been converted into common stock, if that common stock has not yet been sold; multiplied by
   . the number of months (prorated per day for partial months) after the registration statement is declared effective that sales cannot be made under the registration statement; for purposes of this calculation, months will be prorated per day for partial months; multiplied by

   .  a multiplier equal to 0.01 for the first 30 days after April 22, 1999,
      0.015 for the second 30 days after April 22, 1999, and 0.02 for all days thereafter.

   The cash payment for each of these failures will be at most $5,000 per day during the first 30 days, $7,500 per day during the second 30 days, and $10,000 per day thereafter. The following chart indicates the amounts that would be required to be paid to the selling stockholders, assuming all shares of Series B preferred stock remain outstanding, if the selling stockholders are unable to make sales under the registration statement for 15, 30, 45, 60 and 75 days after it is declared effective:

         Days after the registration statement                              Aggregate payment to
           is declared effective that sales                                 selling stockholders
            cannot be made pursuant thereto
-------------------------------------------------------------------------------------------------------------------
                          15                                                        $75,000
-------------------------------------------------------------------------------------------------------------------
                          30                                                       $150,000
-------------------------------------------------------------------------------------------------------------------
                          45                                                       $252,500
-------------------------------------------------------------------------------------------------------------------
                          60                                                       $355,000
-------------------------------------------------------------------------------------------------------------------
                          75                                                       $505,000
-------------------------------------------------------------------------------------------------------------------

     All payments in respect of each share of Series B preferred stock under the registration rights agreement in connection with delays or gaps in effectiveness of the registration statement are limited to the portion of the total amount remaining after taking into account amounts paid in respect of cash payments in connection with certain events (as described below) and amounts paid in respect of conversion defaults (as described above).

     Automatic Conversion.  Subject to the 19.9% limit, if then in effect, and
     --------------------
the 4.9% limit, and assuming the conditions listed below are satisfied, all outstanding shares of Series B preferred stock will automatically convert into common stock on December 22, 2001. These conditions are:

   . the shares of common stock issuable upon the conversion are . authorized and reserved for issuance, . registered for resale under the Securities Act of 1933, and . listed for trading on the Nasdaq National Market, Nasdaq Small Cap
           Market, New York Stock Exchange or American Stock Exchange,
   . we have not declared bankruptcy or been the subject of any similar event, and
   . no event has occurred that would give the holders of Series B preferred stock the right to elect to have their Series B preferred stock redeemed by us.

   If some or all of the Series B preferred stock is not automatically converted as set forth above because the conversion was prevented by application of the 19.9% limit or the 4.9% limit, then that Series B preferred stock will remain subject to automatic conversion as set forth above at the time the 19.9% limit or the 4.9% limit no longer prevents that conversion.

     Redemption at Holder's Option.  Upon the occurrence of certain events set
     -----------------------------
forth below, if those events are deemed to be within our control, then each then outstanding share of the Series B preferred stock is redeemable at a holder's option at the greater of $1,330 per share, plus a 6% per year premium and any default amounts, or a predetermined redemption formula amount per share. The redemption formula amount is equal to:

     . the highest closing bid price for our common stock during the period beginning on the date of the holder's redemption notice and ending on the date of redemption, multiplied by
     . the sum of the original issue price, plus a 6% per year premium and any default amounts due, and divided by
     .  the conversion price in effect on the date of the redemption notice.

   An event is deemed to be outside of our control if the event is caused by factors beyond our control notwithstanding that we have used our best efforts to avoid the occurrence of the event. An event is deemed to be within our control if the event was a voluntary choice by us or is otherwise within our control.
If a holder of Series B preferred stock asserts that an event within our control has occurred, the service of notice of the event is a definitive determination of the occurrence of the event. However, that determination will not be definitive if we, within five business days of receipt of the notice, provide to the holder a detailed written statement explaining why the event was not within our control. If the holder disagrees with us, then whether the event was within our control will be determined by the courts of the State of Delaware interpreting the certificate of designations for the Series B preferred stock in light of the relevant facts. Separately, if we have used our best efforts to avoid an event within our control and it nonetheless occurs, provided that no more than five prior events within our control or events leading to cash payments have occurred, we can elect to cure the event and, if we do cure the event, we will avoid the consequences of the event.

   Events which give each holder the right to demand redemption, unless the event was caused by an act of god or was required by injunction or court of SEC order, provided that we have used our best efforts to oppose, remove and appeal the order or injunction:

   . our failure to obtain on or before June 22, 1999 stockholder approval to issue more than 20% of our common stock on conversion of the Series B preferred stock and exercise of the warrants issued in connection with the Series B preferred stock;
   . our failure to use our best efforts to obtain effectiveness of the registration statement or to obtain the stockholder approval;
   . our failure to respond to SEC comments on the registration statement or to request effectiveness of the registration statement as soon as practicable;
   . our failure to deliver in a timely manner common stock upon submission of a notice of conversion, except to the extent the conversion would violate the 19.9% limit or the 4.9% limit;
   . our failure to remove restrictive legends on our common stock when required under the securities purchase agreement;
   . our announcement of our intention not to issue common stock upon conversion of the Series B preferred stock or exercise of the warrants, except to the extent the conversion or exercise would violate the 19.9% limit or the 4.9% limit;
   . our knowing breach of any material covenant or term in the Series B preferred stock financing agreements;
   . our material breach, as a result of our execution or performance under the Series B preferred stock financing agreements, of any agreement to which we are or become a party;
   . our knowing commission of any act or omission that constitutes a breach of any representation or warranty in any of the Series B preferred stock financing agreements or any officer's certificate given by us in connection with the issuance of the Series B preferred stock if the facts underlying the breach would have a material adverse effect on us or on a holder of the Series B preferred stock with respect to its investment in that stock;
   . our failure to maintain sufficient common stock reserved for conversion of the Series B preferred stock or exercise of the warrants to the extent only the approval of our board of directors is required to obtain an increase in authorized shares;
   . our knowing and material breach of any agreement involving indebtedness for borrowed money or purchase price which results in or which would result in acceleration of the maturity of that debt; unless the consequences of the breach, including any cross-defaults, are not material to us; and
   . our failure to use best efforts to avoid the occurrence of the events described below that could result in cash payments to holders of the Series B preferred stock.

   We can avoid a redemption due to the occurrence of an event listed above if

   . we used our best efforts to avoid the event, . we elect to avoid redemption prior to the cure of the event, if it is possible to cure, and
   . no more than a total of 5 of these events and events leading to cash payments (as described below) shall have occurred.

   If we are unable to avoid redemption and are unable to redeem the Series B preferred stock upon request, we must redeem that portion that is permitted and, thereafter, use our best efforts to remedy the impairment preventing redemption. In addition, to the extent set forth below, certain of the foregoing events may also require us make additional payments, either in cash or additional shares of common stock or Series B preferred stock.

   If we were forced to redeem all of the shares of Series B preferred stock on June 22, 1999, December 22, 1999, June 22, 2000 or December 22, 2000 and the ratio of

   . the highest closing bid price during the period beginning on the date of the redemption notice and ending on the conversion date to
   .  the conversion price in effect on the date of the redemption notice was 1 to 1, 1.5 to 1, 2 to 1, 3 to 1, 4 to 1, or 5 to 1 and all Series B preferred stock remained outstanding on those dates, we would be forced to pay the following aggregate amount to the holders of Series B preferred stock pursuant to the redemption:

       Redemption Date                  Aggregate Redemption Amount (millions)*
--------------------------------------------------------------------------------------
 Ratio of highest closing bid    1 to 1   1.5 to 1   2 to 1   3 to 1   4 to 1   5 to 1
  price to conversion price
--------------------------------------------------------------------------------------
  June 22, 1999                   $19.9      $23.2    $30.9    $46.3    $61.8    $77.3
--------------------------------------------------------------------------------------
 December 22, 1999                $19.9      $23.9    $31.8    $47.7    $63.6    $79.5
--------------------------------------------------------------------------------------
  June 22, 2000                   $19.9      $24.5    $32.7    $49.1    $65.4    $81.8
--------------------------------------------------------------------------------------
 December 22, 2000                $19.9      $25.2    $33.6    $50.4    $67.2    $84.0
--------------------------------------------------------------------------------------

*Please note that, as described below, our credit agreement limits payments to redeem shares of Series B preferred stock and cash payments in connection with certain events (as described below) to no more than approximately $5,000,000 in the aggregate. If our credit agreement limits redemption payments, we are obligated to use our reasonable best efforts to take all reasonably necessary steps permitted by the Series B financing documents to remove the limitation so that further redemptions are permitted.

   For example, if the conversion price in effect on the date of the redemption notice were $5.46 and the highest closing bid price during the period beginning on the date of the redemption notice and ending on the conversion date were $10.92, the ratio would be 2 to 1. If the conversion price in effect on the date of the redemption notice were $5.46 and the highest closing bid price during the period beginning on the date of the redemption notice and ending on the conversion date were $16.38, the ratio would be 3 to 1. Lastly, if the conversion price in effect on the date of the redemption notice were $5.46 and the highest closing bid price during the period beginning on the date of the redemption notice and ending on the conversion date were $27.30, the ratio would be 5 to 1. At lower conversion prices, lower closing bid prices would produce high ratios. For example, if the conversion price in effect on the date of the redemption notice were $2.00, a highest closing bid price during the period beginning on the date of the redemption notice and ending on the conversion date were $10.00, as opposed to $27.30, would be needed to produce a ratio of 5 to 1.

   Those amounts could be reduced if fewer shares of Series B preferred stock were outstanding on the redemption date, whether through earlier conversion or redemption of the shares, or if the holders of the Series B preferred stock elect not to have all of their shares redeemed. Those amounts could be increased if, due to our late payment of the redemption amounts, we must pay default interest on the amounts, in which case the amount of the default interest may be magnified based upon the ratio of the highest closing bid price to the conversion price in effect on the date of the redemption notice.

   If we are unable to purchase all shares of Series B preferred stock which are subject to redemption notices, we must redeem all shares it is able to purchase pro rata from the holders of based upon the relative number of shares set forth in that holder's redemption notice compared to the total number of shares set forth in all redemption notices. However, any such inability on our part will not limit our obligation to purchase all shares set forth in the redemption notices. Until we redeem all of those shares, we cannot, without the consent of each initial holder of Series B preferred stock, enter into any agreement, consummate any transaction, or otherwise operate in any way outside the ordinary course of business. That inability shall be considered a breach of our obligations with respect to the Series B preferred stock, and each holder shall have all rights and remedies for damages available at law or under the certificate of designations, including default interest.

   One reason for such an inability to redeem shares would be that redeeming all shares of Series B preferred stock set forth in redemption notices would cause us to violate Section 160 of the Delaware General Corporation Law.
Section 160 prohibits a corporation from redeeming its shares for cash if the capital of the corporation is impaired or if that redemption would result in the impairment of the capital of the corporation. Given that we do not have cash or other liquid assets beyond that necessary to conduct our business, if we are required to redeem any significant number of shares of Series B preferred stock, those redemptions would likely cause and impairment of our capital and be prohibited by Section 160. In that case, we are required to:

     . redeem the greatest number of shares of Series B preferred stock possible without violating that section,
     . use our best effort to take all steps permitted by the Series B preferred stock financing agreements in order to remedy our capital structure to allow further redemptions without violating that section, and not take any actions inconsistent with so remedying our capital structure, and
     . from time to time thereafter as promptly as possible, redeem shares at the request of a holder to the greatest extent possible without violating that section; with that redemption to be made at the greater of the redemption price set forth in the redemption notice or the redemption price applicable at the time of the request.

Any inability to redeem shares based upon DGCL Section 160 shall have the consequences set forth above in connection with any inability on our part to redeem shares. In addition and as described in greater detail below, in the event DGCL Section 160 prevents redemptions, we are required to use our best efforts to take all necessary steps permitted by the Series B financing documents to remedy our capital structure.

   Another reason for such an inability to redeem shares would be that redeeming all shares of Series B preferred stock set forth in redemption notices would cause us to violate the credit agreement, dated May 15, 1998, between us and certain lenders, amended as of December 17, 1998, or any extension thereof or replacement facility that does not affect the rights, privileges and preferences of the selling stockholders any more than the existing credit agreement. In that case, we are required to:

     . redeem the greatest number of shares of Series B preferred stock possible without violating those credit agreements,
     .  use our best efforts to take all steps permitted by
          . the Series B preferred stock financing agreements which would not result in a breach thereof and
          . the credit agreements in order to remedy our capital structure to allow further redemptions without violating those credit agreements, and
     . from time to time thereafter as promptly as possible, redeem shares at the request of a holder to the greatest extent possible without violating those credit agreements.

   Unlike any other inability to redeem, any inability to redeem shares based upon our credit agreement shall not be a breach of the certificate of designation and will not give the holders any right to damages or default interest. At present, the credit agreement limits the amount we may pay to redeem Series B preferred stock and the amount of cash payments in connection with certain events (as described below) to no more than approximately $5,000,000. In addition, from time to time, other provisions of the credit agreement, including the financial covenants contained therein, may prevent us from making fully honoring redemption notices.

   In the event our credit agreement prevents redemptions of the Series B preferred stock or cash payments called for by the terms of the Series B preferred stock, we are required to use our reasonable best efforts to take all reasonably necessary steps permitted by the Series B financing documents to permit further redemptions and cash payments. Similarly, in the event DGCL
Section 160 prevents redemptions of the Series B preferred stock, we are required to use our best efforts to take all necessary steps permitted by the Series B financing documents to remedy our capital structure to permit further redemptions. To fulfill these requirements, we may need to alter our capital structure by turning fixed or financial assets into liquid assets or otherwise obtaining additional capital. Those liquid assets would augment our capital for purposes of DGCL Section 160 and may permit us to amend our credit agreement to permit additional payments to the holders of Series B preferred stock. Methods by which we might be required to generate liquid assets include selling off important operating assets, which may include divestiture of entire divisions or subsidiaries, or licensing our intellectual property to third parties to raise cash, which may be to the long-term detriment of our business. Additionally, we may be required to raise capital by selling securities that impair our ability to operate our business, are prohibitively expensive or otherwise have onerous terms. Any of these actions could materially adversely affect our business, operating results and financial condition.

     Cash Payments.  Within 10 business days following notice to us of the
     -------------
occurrence of the events set forth below, we are required to pay to each holder of the Series B preferred stock its pro rata portion in cash of an amount equal to 3% the first week and 5% each week thereafter of the aggregate face amount of Series B preferred stock originally issued until the event no longer exists. The 3% amount would be at least $450,000 and the 5% amount would be at least $750,000. Thus, if the event persisted for 2 weeks, we would be required to pay at least $1,200,000, if the event persisted for 3 weeks, we would be required to pay at least $1,950,000, and so on. The triggering events are:

     . any event which would have permitted the holder of Series B preferred stock to elect to have us redeem their stock but for the fact that
          . we did not knowingly cause the event to occur, . it was caused by an act of god or was required by injunction or court of SEC order, or
          .  was otherwise outside of our control;
     . the suspension or de-listing of our common stock from trading on the Nasdaq National Market System or certain other markets acceptable to the initial purchasers of the Series B preferred stock for 5 or more days in any 9 month period;
     . the registration statement of which this prospectus is a part not being declared effective by June 22, 1999;
     . the suspension of the registration statement of which this prospectus is a part after its effective date for more than 10 consecutive business days or for an aggregate of more than 20 days in any twelve month period;
     . if the approval of our stockholders is required to increase the common stock reserved for conversion of the Series B preferred stock or exercise of the warrants as required by the Series B preferred stock financing agreements, our failure to obtain the approval within 60 days or within 120 days in the event of SEC review of the event giving rise to the requirement to reserve more shares of common stock;
     . failure to have declared effective amended or additional registration statements that may be required under the Series B preferred stock financing agreements within

          . 5 business days of the event giving rise to the need for an amended registration statement or
          . 10 business days of the event giving rise to the need for an additional registration statement for the resale by the selling stockholders of sh ares of common stock;
     . failure to obtain on or before June 22, 1999 stockholder approval to issue more than 20% of our common stock on conversion of the Series B preferred stock and exercise of the warrants issued in connection with the Series B preferred stock;
     . our failure to fully honor a conversion of Series B preferred stock or a valid exercise of a warrant because we do not have sufficient shares of common stock authorized but not outstanding with which to honor the conversion or exercise; and
     . our declaration of or being put into bankruptcy or receivership or failure to pay our debts generally as and when due.

   All cash payments required to be made as a result of such an event, together with all cash payments required to be made in respect of conversion defaults and under the registration rights agreement in respect of delays or gaps in effectiveness of the registration statement, are capped at an aggregate of $1,333 per share plus default interest, or $19,995,000 plus default interest in the aggregate. In addition, we may be unable to make those cash payments to the extent that making the payments would cause us to violate the credit agreement, dated May 15, 1998, between us and certain lenders, amended as of December 17, 1998, or any extension thereof or replacement facility that does not affect the rights, privileges and preferences of the selling stockholders any more than the existing credit agreement. In that case, we are required to:

     . make the greatest cash payments possible without violating those credit agreements, and
     .  our best efforts to take all steps permitted by
          . the Series B preferred stock financing agreements which would not result in a breach thereof and
          . the credit agreements in order to remedy our capital structure to allow further cash payments without violating those credit agreements.

   Unlike any other inability to make cash payments, any inability to make cash payments based upon our credit agreement shall not be a breach of the certificate of designation and will not give the holders any right to damages or default interest. At present, the credit agreement limits the amount we may pay to redeem Series B preferred stock and the amount of cash payments in connection with certain events (as described below) to no more than approximately $5,000,000. In addition, from time to time, other provisions of the credit agreement, including the financial covenants contained therein, may prevent us from making cash payments. However, as described above, in the event our credit agreement prevents redemptions of the Series B preferred stock or cash payments called for by the terms of the Series B preferred stock, we are required to use our reasonable best efforts to take all reasonably necessary steps permitted by the Series B financing documents to permit further redemptions and cash payments. See "--Redemption at Holder's Option" above.

     Vote of Stockholders. We have filed with the Securities and Exchange Commission a preliminary proxy statement in which our board of directors recommends to our stockholders that they vote to approve the waiver of Rule 4460(i) of the Nasdaq Marketplace Rules. This rule prohibits us from issuing more than 20% of our outstanding common stock in a single transaction or group of related transactions. Conversion of the Series B preferred stock and exercise of the warrants into common stock at certain conversion prices might trigger the anti-dilution provisions of our outstanding convertible notes, although we do not believe this to be the case. Any additional shares of common stock issued upon conversion of the notes due to this anti-dilution adjustment and any common stock issued in respect of premium or otherwise may be aggregated with the shares of common stock issued upon conversion of the Series B preferred stock and exercise of the warrants for purposes of the 20% rule.

   Currently, due to the 19.9% limitation, the number of shares that can be issued upon conversion of the Series B preferred stock is 8,663,895. If our stockholders approve issuances in excess of 8,663,895 shares, then conversions of the Series B preferred stock and exercise of the warrants into common stock may result in our issuing new shares of common stock that represent more than 20% of our previously outstanding common stock. Indeed, once the shareholder approval is received, there is no limit on the number of shares that may be issued upon conversion of the Series B preferred stock. At low conversion prices, enough shares may be issued upon conversion of the Series B preferred stock that, if those shares were voted together, they would be able to exercise control over us and thereby effect a change in control of us. The conversions could result in greater dilution to our present stockholders than could occur if the approval had not been received and the 19.9% limitation remained in place. For numeric examples of the level of dilution that would result at certain conversion prices, see "--Conversion price" above.

   On the other hand, if the stockholder approval sought thereby is not obtained on or before June 22, 1999,

 . we will continue to be prohibited by Nasdaq Rule 4460(i) from issuing 20% or more of our outstanding common stock on conversion of the Series B preferred stock, upon exercise of the warrants, and in respect of premium or otherwise,
 . we may be obligated to immediately redeem all outstanding shares of Series B preferred stock for a cash payment in the manner described in "--Redemption at Holders Option" above,
 .  we will be obligated to make cash payments in the manner described in "--Cash
   Payments" above,
 .  the conversion price may be adjusted in the manner described in "--Conversion
   Price" above,
 . the selling stockholders can require us to list our common stock on the over-the-counter electronic bulletin board which, as of the date hereof, has no limitation relating to issuance of more than 20% of our common stock or similar restriction and, thereafter, require us to honor all requested conversions, and
 . the selling stockholders could require us to continue to seek stockholder approval of the conversion and exercise of those securities, which could be expensive for us.

   We do not have available the cash resources to satisfy the redemption obligation set forth in the above list and it is possible that we would not be able to effectuate the redemption in compliance with applicable law. If the stockholder approval is not obtained, compliance with the redemption obligation would likely have a material adverse effect on our financial condition and ability to implement our business strategy. In addition, any delay in payment will cause the redemption amount to accrue default interest at the rate of the lesser of 18% per annum or the highest interest rate permitted by applicable law until paid.

   If our common stock were traded on an over-the-counter bulletin board, our common stock may be subject to reduced liquidity and reduced analyst coverage, our ability to raise capital in the future may be inhibited and our business, financial condition and results of operations could be materially adversely affected. In addition, if our common stock is listed on an over-the-counter bulletin board rather than on a national exchange, we may be in default under various agreements with our financing sources, investors and stockholders. Redemption of the Series B preferred stock and any defaults under other agreements could significantly accelerate our cash expenditures and capital requirements beyond the levels currently anticipated and would materially adversely affect our ability to conduct our business.

     Redemption at Our Option.  So long as
     ------------------------

 . an event pursuant to which the holders of Series B preferred stock are entitled to elect to have their shares redeemed or an event requiring us to make a cash payment as described above has not occurred, or
 . if the event has occurred in the past, it has been cured for at least the six immediately preceding consecutive months without the occurrence of any other like event,

the Series B preferred stock is redeemable at our option in the limited circumstances set forth below for redemption amounts varying from 115% to 160% of the original issue price of the Series B preferred stock, plus a 6% premium per year and default interest, if applicable. More particularly, the Series B preferred stock is redeemable:

     . on three dates between December 22, 1998 and December 22, 1999 for a redemption amount varying between 130% and 120% of the original issue price of the Series B preferred stock, plus a 6% premium per year and any default amounts, provided our common stock is then trading at less than $2.264025;
     . after December 22, 1999 and prior to December 22, 2000, we may redeem the Series B preferred stock at the greater of
     . 160% of the original issue price of the Series B preferred stock, plus a 6% premium per year and any default amounts, and
     . the amount obtained when sum of the face amount plus a 6% premium per year and any default amounts, is divided by the conversion price in effect on the date of the redemption notice, and multiplied by the highest closing bid price for our common stock during the period beginning on the date of the holder's redemption notice and ending on the date of redemption;
     . after December 22, 2000, if the closing bid price for our common stock exceeds a 200% of the fixed conversion price (as described above), we may redeem the Series B preferred stock at 115% of the original issue price of the Series B preferred stock, plus a 6% premium per year and any default amounts; or
     . after December 22, 2000, if we, simultaneously with the redemption, close a firm commitment underwriting with a minimum $8.00 per share price and a minimum aggregate amount of $30 million, we may redeem the Series B preferred stock at the greater of
     . 120% of the original issue price of the Series B preferred stock plus a 6% premium per year and any default amounts, and
     . the amount obtained when the sum of the face amount plus a 6% premium per year and any default amounts, is divided by the conversion price in effect on the date of the redemption notice, and multiplied by the highest closing bid price for our common stock during the period beginning on the date of the holder's redemption notice and ending on the date of redemption.

We must redeem either

 . all of the Series B preferred stock or . at least $5 million of Series B preferred stock and, at our discretion, additional amounts in $1 million increments.

In addition, we are not permitted to deliver an optional redemption notice unless we have funds available to effect the complete amount of the redemption in the form of deposits with a financial institution, immediately available credit facilities, or an agreement with a standby underwriter or qualified buyer to purchase a sufficient face amount of our securities, or any combination of these methods.

   If we provide the holders of Series B preferred stock with a notice of redemption at our option, then fail to redeem the Series B preferred stock,

 . we forfeit all future redemptions at our option, and . the conversion rate of the Series B preferred stock will be adjusted to equal to the lower of
   . the conversion price otherwise in effect, and . the average of the closing bid prices for our common stock for any three trading days during the period beginning on the date of the redemption notice and ending on the day the day the redemption was to occur (as set forth in the redemption notice).

Protective Provisions.  The Series B preferred stock is senior to the Series A
---------------------
preferred stock and common stock in respect of the right to receive liquidation preferences. If we liquidate, dissolve or wind up, no distribution shall be made to the holders of any shares of our capital stock upon liquidation, dissolution or winding up unless prior thereto the holders shall have received the liquidation preference as set forth below with respect to each share. The liquidation preference with respect to a share of preferred stock means an amount equal to the $1,000 face amount thereof plus the accrued but unpaid premium and other unpaid amounts with respect thereto, including without limitation redemption amounts and cash payments with respect thereto plus any other amounts that may be due from us with respect thereto through the date of final distribution.

   The Series B preferred stock has no voting power, except as otherwise provided by applicable law. However, in the absence of prior approval by the initial purchasers of the Series B preferred stock, we are prohibited from:

 . altering or changing the terms of the Series B preferred stock, . altering or changing the terms of any of our capital stock so as to adversely affect the Series B preferred stock,
 . creating or issuing any senior or pari passu securities, . increasing the authorized shares of Series B preferred stock, . redeeming or paying any dividend or distribution on any junior securities, subject to limited exceptions,
 .  acting so as to generate taxation under Section 305 of the Internal Revenue
   Code of 1986, as amended, or
 .  selling or transferring all or substantially all of our assets.

     Other than under the circumstances set forth below, the Series B preferred stock financing documents generally prohibit us from issuing prior to December 22, 1999:

 . any equity securities at a price less than fair market value; and . any variably or re-set priced equity securities of equity-like securities or any security convertible into or exercisable or exchangeable for any equity or equity-like securities.
     Notwithstanding the foregoing prohibition, we are permitted in the following circumstances to issue any securities:
 .  to the initial purchasers and their assignees pursuant to the Series B preferred stock financing documents,
 . to an industry partner(s) as part of "strategic investments" in us, . in connection with the grant and/or exercise of options by employees, consultants or directors,
 .  in connection with direct stock issuances to employees, consultants or directors,
 . in exchange solely for existing securities, . in exchange for Series B preferred stock, . pursuant to the stockholders rights agreement and the Series A preferred stock,
 .  in connection with acquisitions of other companies, material technologies or business entities,
 . to equipment lessors or banks as an incentive in connection with an ordinary course of business equipment financings or commercial loans which is primarily for non-equity financing purposes, and
 . shares of common stock in accordance with our convertible note indenture and the notes thereunder.

   We may need additional funds in the future, and may issue additional convertible preferred stock or other securities in order to raise those funds. In that regard, amendments to our bank credit agreement structured covenants that require that we satisfy our business plan. Our business plan includes provisions for an infusion of approximately $15 million of additional capital during the second quarter of 1999. This part of our business plan is based upon preliminary discussions with potential investors and our desire to solidify our equity base to support future growth. We do not currently have commitments from any potential investors, and there can be no assurance that we will be able to raise additional capital. We may need the consent of the initial purchasers of the Series B preferred stock to issue certain securities in order to raise capital.

     Change of Control.  If we merge with a public company meeting the following
     -----------------
threshold criteria and our common stock will be exchanged for common stock of the acquiror or its parent company, the holders of the Series B preferred stock will be entitled to receive in the merger the consideration they would have received had they converted their stock the day before the public announcement of the merger at the lowest conversion price obtained using any of the three bases for calculating the conversion price regardless of whether the announcement occurs prior to, on or after May 15, 1999. The threshold criteria are:

 . the exchange securities are publicly traded, . the average daily trading volume of the exchange securities over the 90 day period immediately preceding announcement of the transaction was greater than $2,000,000,
 . the historical 100 day volatility of the exchange securities during the period ending on the date of announcement of the transaction is greater than 50%, and
 . the last sale price of the exchange securities on the date immediately preceding the date on which the transaction is public disclosed is not less than 65% of last sale price of the exchange securities on any day during the 20 day period ending on that date.

   If we merge with a private company or a public company not meeting the threshold criteria, the holders of the Series B preferred stock will be entitled, at their option,

 .  to retain their preferred stock, which will thereafter convert into common stock of the surviving company, or
 .  receive either
 .  the consideration they would have received had they converted their stock the day before the public announcement of the merger or . $1,250 per share of Series B preferred stock then outstanding, in cash, plus any accrued and unpaid premium and, if applicable, default interest.

   Notwithstanding the foregoing, we are permitted to acquire other companies without having to provide special consideration to the holders of the Series B preferred stock so long as we do not issue more than 20% of our common stock as merger consideration. As described below, the holders of the warrants are entitled to similar protections in the event of our merger or consolidation with another company. We are also prohibited from selling or transferring all or substantially all of our assets without prior approval by the purchasers of the Series B preferred stock.

     Rank and Participation.  With respect to dividends or as to the
     ----------------------
distribution of assets upon our liquidation, dissolution or winding up, the Series B preferred stock shall rank:

 .  prior to our common stock;
 .  prior to
 . any other class of our capital stock now outstanding, and . any class of our capital stock later created unless the stock is issued with the consent of the holders of the Series B preferred stock and, by its terms, ranks senior to the Series B preferred stock;
 . in parity with any class of our capital stock later created that is issued with the consent of the holders of the Series B preferred stock and, by its terms, ranks in parity with the Series B preferred stock; and
 . junior to any class of our capital stock later created that is issued with the consent of the holders of the Series B preferred stock and, by its terms, ranks senior to the Series B preferred stock.

   Subject to the rights of any of our securities senior to or in parity with the Series B preferred stock, each holder of Series B preferred stock shall be entitled to dividends paid and distributions made to the holders of our common stock to the same extent as if that holder had already converted its Series B preferred stock. Specifically, the holder would be entitled to dividends as if it held the number of shares of common stock that it would have received had it converted its shares of Series B preferred stock on the record date for that dividend or distribution at the conversion price in effect on such date. Payments of the dividend or distribution to the holders of Series B preferred stock will be made concurrently with the payment of the distribution or dividend.

     Warrants.  The warrants are immediately exercisable until December 22,
     --------
2003. The warrants are exercisable by payment of the exercise price or by net exercise, in which shares of our common stock having a market value equal to the exercise price are not issued to the warrant holder upon exercise of the warrant but instead are withheld by us to pay the exercise price. The exercise price for the common stock underlying the warrant is $3.47 per share, subject to adjustment as described below. Specifically, the conversion price of the warrants is subject to anti-dilution adjustment if we sell common stock or securities convertible into or exercisable for common stock, excluding certain issuances such as common stock issued under employee, director or consultant benefit plans, at a price per share less than the conversion price then in effect, which initially shall be $3.47 per share, such that the adjusted exercise price will be equal to:

 . the exercise price in effect immediately prior to the issuance, multiplied by . the sum of
 .  the number of outstanding shares of our common stock immediately prior to the issuance, and
 . the number obtained when the total consideration received by us in exchange for the stock issued is divided by the greater of the conversion price then in effect or the market price on the day prior to the issuance, divided by
 . the number of shares of our common stock outstanding after the issuance plus the number of shares deemed outstanding by reason of our issuance of options or convertible securities exercisable or convertible at less than the option price in effect at the time of issuance of those options or convertible securities.

   In addition, with respect to any securities we issue that are convertible into or exercisable for our common stock in accordance with a fluctuating or re-setting conversion or exercise price or exchange ratio, the anti-dilution adjustment described above will be made on the date of issuance of those securities as though:

      . all holding periods and other conditions to the discounts contained in the securities have been satisfied, and
      . the market price of our common stock on the date of exercise, conversion or exchange of the securities was 80% of the market price of our common stock on the date the securities were issued.

If there is a change at any time in:

      . the amount of additional consideration payable to us upon exercise of the securities, or
      . the rate at which the securities are convertible into our common stock, other than changes in such rate by reason of provisions designed to protect against dilution,

the exercise price of the warrants shall be readjusted to the exercise price that would have been in effect had such change been in effect at the time the securities were issued. The adjustments described in this paragraph will not be made with respect to securities issued under employee, director or consultant benefit plans so long as the issuance of the securities is approved by a majority of our non-employee directors.

   In the event we merge with any other company, the warrantholders are entitled to similar choices as to the consideration they will receive in the merger or consolidation as are provided to the holders of the Series B preferred stock. If we merge with a public company meeting the threshold criteria set forth above and our common stock will be exchanged for common stock of the acquiror or its parent company, the warrant holders will be entitled to receive in the merger the consideration they would have received had they exercised their warrants the day before the public announcement of the merger at the exercise price in effect on that day. If we merge with a private company or a public company not meeting the threshold criteria, the warrant holders will be entitled, at their option,

 .  to retain their warrants, which will thereafter convert into common stock of the surviving company, or
 .  receive either
 .  the consideration they would have received had they exercised their warrants the day before the public announcement of the merger or . 125% of the Black-Scholes amount.

The Black-Scholes amount is the value of an option to purchase one share of common stock as calculated on the Bloomberg online page using the following values:

 . the market price on the day prior to the date of notice of the transaction, . volatility equal to the historical 100 day volatility of the our common stock during the period preceding the date of notice of the transaction, . a risk free interest rate equal to the rate on U.S. treasury bill or treasury notes having a maturity similar to the term of the warrant on the date of the notice of the transaction, and

 . an exercise price equal to the exercise price on the date of notice of the transaction.

   If we declare or make a distribution of assets to our common stockholders, then the warrant holders will be entitled to exercise their warrants and receive the amount of those assets that the holder would have been entitled to had it been a common stockholder on the record date for determining shares entitled to the distribution. We have agreed to use our best efforts to list the common stock issuable upon exercise of the warrants on a major securities exchange so long as our other common stock is so listed. The 19.9% limit and the 4.9% limit apply to shares of common stock issued by exercise of the warrants, and those shares are aggregated with shares of common stock issued upon conversion of the Series B preferred stock for purposes of the 19.9% limit and with all shares of our common stock held by a warrant holder for purposes of the 4.9% limit.

     Anti-Dilution Provisions in our Convertible Notes.  In addition, conversion
     -------------------------------------------------
of the Series B preferred stock and exercise of the warrants, together with common stock issued to pay premium, at conversion or exercise prices less than the current market price (as described below) may cause an anti-dilution adjustment with respect to the conversion price of our 4 1/4% convertible promissory notes, although we do not believe this to be the case. Specifically, the conversion price of the notes is subject to anti-dilution adjustment if we sell common stock or securities initially convertible into or exercisable for common stock, excluding certain issuances such as common stock issued under employee, director or consultant benefit plans, at a price per share less than the conversion price then in effect, such that the adjusted exercise price will be equal to:

 .  the conversion price in effect immediately prior to the issuance, multiplied by
 .  the sum of
 .  the number of outstanding shares of our common stock immediately prior to the issuance, and
 . the number of shares of common stock the consideration received for that stock issuance would purchase at the current market price (as set forth below); divided by
 .  the sum of
 . number of shares of our common stock outstanding after the issuance, and . the number of shares common stock actually issued.

   For purposes of the notes, the current market price is defined as the average of the last sale price of our common stock on the 30 consecutive business days immediately preceding the relevant issuance of common stock.

     Accounting Charges. The redemption rights, liquidated damages provisions, cross default provisions to our debt instruments and other terms of the Series B preferred stock, under certain circumstances, could lead to a significant accounting charge to earnings. The Series B preferred stock will be classified outside of equity as mandatorily redeemable preferred stock. On December 22, 1998, we recognized the fair value of warrants issued and the accretion of the Series B preferred stock to its fair value. We incurred a charge of approximately $1.5 million to our accumulated deficit for the fourth quarter of fiscal 1998 as a result of the accounting treatment for issuance of the related warrants. During the period of conversion of the Series B preferred stock, we will be required to recognize in our earnings (loss) per share calculation any accretion of the Series B preferred stock to its redemption value as a dividend to the holders of the Series B preferred stock.

The foregoing description is only a summary and you can obtain more detailed information regarding the terms of the Series B preferred stock and the warrants by reference to the securities purchase agreement dated as of December 21, 1998 by and among P-Com and the purchasers listed therein, the registration rights agreement dated as of December 21, 1998 by and among P-Com and the purchasers listed therein, the warrants issued by us to the purchasers and the Series B certificate of designation attached to the Current Report on Form 8-K dated as of December 24, 1998 as Exhibits 10.38, 10.39, 10.40A, 10.40B, and 10.40C, and
3.2D and 3.2E, respectively.

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

ITEM 8.   FINANCIAL STATEMENTS

                                  P-COM, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                                           Page
                                                                                                                          -------

FINANCIAL STATEMENTS:
  Report of Independent Accountants....................................................................................        79

  Consolidated Balance Sheets at December 31, 1998 and 1997............................................................        80

  Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996..........................        81

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996................        82

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...........................        83

  Notes to Consolidated Financial Statements...........................................................................        84

FINANCIAL STATEMENT SCHEDULE:

  Schedule II -- Valuation and Qualifying Accounts....................................................................        103



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

As described in Notes 1 and 3, on April 20, 1999, the Company obtained an amendment to its line-of-credit agreement that contains substantial changes to the debt covenants, including certain covenants which contemplate the Company raising additional capital.


PricewaterhouseCoopers LLP
San Jose, California

April 20, 1999

                                  P-COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                     DECEMBER 31,
                                                                                                   1998        1997
                                                                                                 ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $ 29,241    $ 88,145
  Accounts receivable, net of allowance for doubtful accounts of $9,591 in
    1998 and $2,521 in 1997                                                                        50,533      70,883
  Inventory                                                                                        79,026      58,003
  Prepaid expenses and notes receivable                                                            21,949      12,534
                                                                                                 --------    --------
      Total current assets                                                                        180,749     229,565
Property and equipment, net                                                                        52,086      32,313
Deferred income taxes                                                                               9,678       1,697
Goodwill and other assets                                                                          71,845      41,946
                                                                                                 --------    --------
                                                                                                 $314,358    $305,521
                                                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                               $ 39,618    $ 38,043
  Accrued employee benefits                                                                         3,345       3,930
  Other accrued liabilities                                                                        10,318       6,255
  Income taxes payable                                                                                 --       6,409
  Notes payable                                                                                    46,360         293
                                                                                                 --------    --------
      Total current liabilities                                                                    99,641      54,930
                                                                                                 --------    --------

Long-term debt                                                                                     92,769     101,690
                                                                                                 --------    --------

Minority interest                                                                                      --         604

Series B Mandatorily Redeemable Convertible Preferred Stock                                        13,559          --
                                                                                                 --------    --------
Mandatorily Redeemable Common Stock Warrants                                                        1,839          --
                                                                                                 --------    --------

Commitments (Note 8)

Stockholders' equity:
  Series A Preferred Stock                                                                             --          --
  Common Stock, $0.0001 par value; 95,000,000 shares authorized; 45,869,777 and
    42,664,077 shares issued and outstanding at December 31, 1998 and 1997, respectively                5           4
Additional paid-in capital                                                                        143,407     131,735
Retained earnings (accumulated deficit)                                                           (36,944)     18,380
Accumulated other comprehensive income                                                                 82      (1,822)
                                                                                                 --------    --------
      Total stockholders' equity                                                                  106,550     148,297
                                                                                                 --------    --------
                                                                                                 $314,358    $305,521
                                                                                                 ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                 1998        1997        1996
                                                                               ---------   ---------   ---------
Sales:
 Product                                                                       $151,347    $190,545    $101,853
 Service                                                                         43,597      30,157      19,100
                                                                               --------    --------    --------
   Total sales                                                                  194,944     220,702     120,953
                                                                               --------    --------    --------

Cost of sales:
 Product                                                                        113,498     110,267      60,362
 Service                                                                         30,777      18,968      13,696
                                                                               --------    --------    --------
   Total cost of sales                                                          144,275     129,235      74,058
                                                                               --------    --------    --------
 Gross profit                                                                    50,669      91,467      46,895
                                                                               --------    --------    --------

Operating expenses:
 Research and development                                                        41,473      29,127      20,163
 Selling and marketing                                                           22,020      15,696       7,525
 General and administrative                                                      24,965      14,741      10,178
 Goodwill amortization                                                            6,692       2,207         105
 Restructuring charge                                                             4,332          --          --
 Acquired in-process research and development                                    15,442          --          --
                                                                               --------    --------    --------
   Total operating expenses                                                     114,924      61,771      37,971
                                                                               --------    --------    --------
Income (loss) from operations                                                   (64,255)     29,696       8,924
Interest expense                                                                 (9,031)     (2,315)     (1,579)
Interest income                                                                   1,626       1,557       1,328
Other income (expense)                                                             (498)      1,005       1,157
                                                                               --------    --------    --------
Income (loss) before extraordinary item and income taxes                        (72,158)     29,943       9,830
Provision (benefit) for income taxes                                            (11,501)     11,052         956
                                                                               --------    --------    --------
Income (loss) before extraordinary item                                         (60,657)     18,891       8,874
Extraordinary item: retirement of Notes                                           5,333          --          --
                                                                               --------    --------    --------
Net income (loss)                                                               (55,324)     18,891       8,874
Charge related to Preferred Stock discount                                       (1,839)         --          --
                                                                               --------    --------    --------
Net income (loss) applicable to holders of Common Stock                        $(57,163)   $ 18,891    $  8,874
                                                                               ========    ========    ========
Basic income (loss) per share:
   Income (loss) before extraordinary item                                     $  (1.44)      $0.45       $0.23
   Extraordinary item                                                              0.12          --          --
                                                                               --------    --------    --------
   Net income (loss)                                                           $  (1.32)      $0.45       $0.23
                                                                               ========    ========    ========
Diluted income (loss) per share:
   Income (loss) before extraordinary item                                     $  (1.44)      $0.43       $0.22
   Extraordinary item                                                              0.12          --          --
                                                                               --------    --------    --------
   Net income (loss)                                                           $  (1.32)      $0.43       $0.22
                                                                               ========    ========    ========

Shares used in per share computations:
   Basic                                                                         43,254      42,175      38,762
                                                                               ========    ========    ========
   Diluted                                                                       43,254      44,570      40,607
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

                                  P-COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)



                                                                                                          Accumulated
                                                                                            Retained         Other
                                                         Common Stock        Additional     Earnings        Compre-     Compre-
                                                      -------------------     Paid-In     (Accumulated      hensive     hensive
                                                        Shares     Amount     Capital       Deficit)        Income       Income
                                                      ----------   ------   ----------   -------------   ------------   ---------
Balance at December 31, 1995                          35,527,028       $3     $ 56,614       $ (9,360)
Issuance of Common Stock in public offerings,
 net of issuance costs                                 4,196,970        1       52,531             --
Issuance of Common Stock for the purchase of
 ACS                                                     140,000       --        1,698             --
Issuance of Common Stock upon exercise of stock
 options and warrants                                    784,408       --        1,353             --
Issuance of Common Stock under employee stock
 purchase plan                                           188,800       --          717
Cumulative translation adjustment                             --       --           --             --        $    73    $     73
Distribution of retained earnings                                                                 (25)
Net income                                                    --       --           --          8,874                      8,874
                                                                                                                        --------
Comprehensive income                                                                                                    $  8,947
                                                      ----------   ------    ---------      ---------    -----------    ========
Balance at December 31, 1996                          40,837,206        4      112,913           (511)            73

Conversion of shareholders' loan to equity by
 Geritel                                                      --       --          368             --

Issuance of Common Stock for the purchase of CSM
                                                         796,612       --       14,500             --
Issuance of Common Stock upon exercise of stock
 options and warrants                                    878,385       --        2,912             --

Cumulative translation adjustment                             --       --           --             --         (1,895)     (1,895)
Issuance of Common Stock under employee stock
 purchase plan                                           151,874       --        1,042             --

Net income                                                    --       --           --         18,891                     18,891
Comprehensive income                                                                                                    $ 16,996
                                                     -----------   ------    ---------       --------    -----------    ========
Balance at December 31, 1997                          42,664,077        4      131,735         18,380         (1,822)
Issuance of Common Stock upon exercise of stock
 options and warrants                                    498,670       --        2,651             --

Issuance of Common Stock under employee stock
 purchases plan                                          240,030       --        1,842             --

Issuance of Common Stock upon retirement of
 Convertible Subordinated Notes due 2002               2,467,000        1        9,018             --

Charge related to Preferred Stock discount                    --       --       (1,839)
Cumulative translation adjustment                             --       --           --             --          1,904    $  1,904
Net loss                                                      --       --           --        (55,324)                   (55,324)
                                                                                                                        --------
Comprehensive income                                                                                                    $ 53,420
                                                      ----------   ------     --------       --------    -----------    ========
Balance at December 31, 1998                          45,869,777       $5     $143,407       $(36,944)       $    82
                                                      ==========   ======     ========       ========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  1998        1997        1996
                                                                               ----------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                                             $(55,324)   $ 18,891    $  8,874
  Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquisitions:
    Depreciation                                                                  11,544       6,013       5,152
    Amortization of goodwill and other intangible assets                           6,827       2,207         105
    Change in minority interest                                                     (604)        (15)        619
    Deferred income taxes                                                         (7,981)         14      (1,711)
    Acquired in-process research and development expenses                         15,442          --          --
    Non-cash effect of retirement of Notes                                        (5,333)         --          --
  Change in assets and liabilities:
    Accounts receivable                                                           24,764     (19,375)    (24,663)
    Inventory                                                                    (15,016)    (20,807)    (14,773)
    Prepaid expenses and notes receivable                                         (9,109)        110      (4,544)
    Other assets                                                                   2,684      (5,111)      1,850
    Accounts payable                                                              (1,390)      4,443      14,499
    Accrued employee benefits                                                       (585)      1,967         526
    Other accrued liabilities                                                      2,709      (4,746)      5,549
    Income taxes payable                                                          (6,409)      3,915       2,590
                                                                                --------    --------    --------
  Net cash used in operating activities                                          (37,781)    (12,494)     (5,927)
                                                                                --------    --------    --------
Cash flows from investing activities:
    Acquisition of property and equipment                                        (29,187)    (16,922)    (14,078)
    Acquisitions, net of cash acquired                                           (61,398)    (10,855)     (2,714)
                                                                                --------    --------    --------
  Net cash used in investing activities                                          (90,585)    (27,777)    (16,792)
                                                                                --------    --------    --------
Cash flows from financing activities:
    Proceeds (payments) of notes payable                                          46,067     (12,651)      1,425
    Proceeds from issuance of Common Stock, net of expenses                        4,493       3,955      54,576
    Proceeds (payments) from long-term debt                                        2,016        (719)         --
    Proceeds from convertible debt offering, net                                      --      97,500          --
    Proceeds from issuance of Preferred Stock and warrants, net                   13,559          --          --
    Proceeds from sale-leaseback transaction                                       1,557          --          --
    Payment of sale-leaseback obligation                                            (134)         --          --
                                                                                --------    --------    --------
  Net cash provided by financing activities                                       67,558      88,085      56,001
                                                                                --------    --------    --------
Effect of exchange rate changes on cash                                            1,904      (1,895)         73
                                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents                             (58,904)     45,919      33,355
Cash and cash equivalents at the beginning of the period                          88,145      42,226       8,871
                                                                                --------    --------    --------
Cash and cash equivalents at the end of the period                              $ 29,241    $ 88,145    $ 42,226
                                                                                ========    ========    ========
Supplemental cash flow disclosures:
    Cash paid for income taxes                                                  $  3,900    $  5,610    $    217
                                                                                ========    ========    ========
    Cash paid for interest                                                      $  8,717    $    656    $    133
                                                                                ========    ========    ========
    Stock issued in connection with the acquisitions of CSM & ACS               $     --    $ 14,500    $  1,698
                                                                                ========    ========    ========
    Conversion of shareholder's loan to equity by Geritel                       $     --    $    368    $     --
                                                                                ========    ========    ========
    Exchange of Convertible Subordinated Notes for Common Stock                 $ 14,350    $     --    $     --
                                                                                ========    ========    ========
    Promissory note issued in connection with the acquisition of Cylink         $  9,682    $     --    $     --
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

   Software development costs

   The Company's software products are integrated into its hardware products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and before general release to customers are capitalized, if material. To date, all softwaredevelopment costs incurred subsequent to the establishment of technological feasibility have been immaterial.

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

   In-process research and development

   The Company recorded a charge for purchased in-process research and development ("IPR&D") in March 1998 in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of some new information which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing IPR&D using the more current and preferred methodology, the Company decided to revise the amount originally allocated to in-process research and development. As such, the Company has restated its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill. The purchase price of the acquisition was determined by an independent appraisal.

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

The following table summarizes the percentage of sales accounted for by the Company`s significant customers with sales of 10% or more:


                                                                                    Year ended December 31,
                                                                         1998                1997                1996
                                                                         ----                ----                ----
Customer A                                                                23%                 15%                 11%
Customer B                                                                --                  11                  11
Customer C                                                                --                  --                  11
Customer D                                                                --                  --                  11
Customer E                                                                --                  --                  11

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

   Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations for the periods presented (in thousands):


                                                                                  Year Ended December 31,
                                                                           --------------------------------------
                                                                               1998          1997         1996
                                                                           ------------   ----------   ----------
                                                                           (in thousands, except per share data)
Income (loss) before extraordinary item                                       $(60,657)      $18,891      $ 8,874
Charge related to preferred stock discount                                      (1,839)           --           --
                                                                              --------       -------      -------
Income (loss) before extraordinary item applicable to holders
  of Common Stock                                                              (62,496)       18,891        8,874
Extraordinary item                                                               5,333            --           --
                                                                              --------       -------      -------
Net income (loss) applicable to holders of Common Stock                        (57,163)       18,891        8,874

Effect of dilutive securities:
  Interest expense on Convertible Subordinated Notes                                --           397           --
                                                                              --------       -------      -------
Numerator for diluted net income (loss) per common share                      $(57,163)      $19,288      $ 8,874
                                                                              ========       =======      =======
Denominator for basic net income (loss) per common share                        43,254        42,175       38,762
Effect of dilutive securities:
  Stock options and warrants                                                        --         1,826        1,845
  Convertible Subordinated Notes                                                    --           569           --
                                                                              --------       -------      -------
Denominator for diluted net income (loss) per common share                      43,254        44,570       40,607
                                                                              ========       =======      =======
Basic income (loss) per share:
  Income (loss) before extraordinary item                                     $  (1.44)      $  0.45      $  0.23
  Extraordinary Item                                                              0.12            --           --
                                                                              --------       -------      -------
  Net income (loss)                                                           $  (1.32)      $  0.45      $  0.23
                                                                              ========       =======      =======

Diluted income (loss) per share:
  Income (loss) before extraordinary item                                     $  (1.44)      $  0.43      $  0.22
  Extraordinary item                                                              0.12            --           --
                                                                              --------       -------      -------
  Net income (loss)                                                           $  (1.32)      $  0.43      $  0.22
                                                                              ========       =======      =======

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

NOTE 2 -- BALANCE SHEET COMPONENTS (in thousands):

                                                                                           December 31,
                                                                                     1998                  1997
                                                                                     ----                  ----
Inventory:
 Raw materials                                                                     $ 16,395              $  9,695
 Work-in-process                                                                     42,995                32,472
 Finished goods                                                                      19,636                15,836
                                                                                   --------              --------
                                                                                   $ 79,026              $ 58,003
                                                                                   ========              ========
Property and equipment:
 Tooling and test equipment                                                        $ 52,718              $ 31,603
 Computer equipment                                                                   9,210                 4,950
 Furniture and fixtures                                                               7,220                 4,979
 Land and buildings                                                                   3,506                 1,389
 Construction-in-process                                                              4,878                 3,294
                                                                                   --------              --------
                                                                                     77,532                46,215
Less accumulated depreciation                                                       (25,446)              (13,902)
                                                                                   --------              --------
                                                                                   $ 52,086              $ 32,313
                                                                                   ========              ========
Goodwill and other assets:
Goodwill:
 ACS                                                                               $     --              $  1,347
 Geritel                                                                                 --                 1,306
 Technosystem                                                                        15,850                15,850
 CSM                                                                                 22,295                22,295
 Cylink                                                                              34,261                    --
 Cemetel                                                                              4,360                    --
                                                                                   --------              --------
                                                                                     76,766                40,798
Less accumulated amortization                                                        (8,424)               (2,620)
                                                                                   --------              --------
    Net goodwill                                                                     68,342                38,178
Other assets:                                                                         3,503                 3,768
                                                                                   --------              --------
                                                                                   $ 71,845              $ 41,946
                                                                                   ========              ========

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

   Mandatorily Redeemable Convertible Preferred Stock and Warrants. In December 1998, the Company completed a private placement of 15,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B") for $1,000 per share and Warrants to purchase up to 1,242,257 shares of Common Stock. A portion of the proceeds were allocated to the warrants based on their fair value and accounted for as a discount to the Series B. The remainder of the proceeds were allocated to the Series B. Because Series B is immediately convertible into shares of Common Stock, the discount was amortized as a reduction of income available to holders of Common Stock upon the issuance of Series B. The Company did not record a beneficial conversion feature related to Series B because the conversion price, using the conversion terms that are most beneficial to the holder, was greater than the market price of the Common Stock on the date of issuance. The Series B is immediately convertible into shares of Common Stock at the lower of $5.46 per share and 101% of the lowest three day average closing bid prices of the Common Stock during the 15 consecutive day trading period immediately prior to such conversion. The number of shares of Common Stock that may ultimately be issued upon conversion is therefore presently indeterminable and could fluctuate significantly based on the issuance of other securities. Assuming certain conditions are met, the Series B will automatically convert into Common Stock on December 22, 2001.

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
                                                                                        =======

     The following unaudited pro forma information combines the historical sales and net income (loss) and net income (loss) per share of P-Com and Cylink for the years ended December 31, 1998 and 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results include amortization of goodwill and other intangible assets related to the Cylink acquisition, as restated for the revision of the amount of purchase price allocated to in-process research and development as discussed below, and as previously reported.

                                                Twelve Months Ended                       Twelve Months Ended
                                                 December 31, 1998                         December 31, 1997
                                               ---------------------                    -----------------------
                                       (In thousands, except per share data)     (In thousands, except per share data)
                                         P-Com         Cylink      Pro Forma        P-Com        Cylink      Pro Forma
                                      ------------   ----------   ------------   -----------   ----------   -----------
Sales                                    $194,944      $ 4,508       $199,452       $220,702     $27,957       $248,659
Net income (loss)                         (57,163)      (4,706)       (61,869)        18,891      (3,443)        15,448
Net Income (loss) per share:
 Basic                                      (1.32)       (0.11)         (1.43)          0.45       (0.08)          0.37
 Diluted                                    (1.32)       (0.11)         (1.43)          0.43       (0.08)          0.35

     After consideration of recent guidance, which included modification of widely recognized appraisal practices, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group, which included decreasing the in-process research and development charge from $33.9 million as reported in the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 1999 to $15.4 million. The result of this restatement is a lesser charge to income for in-process research and development and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

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

                                                                  Year Ended December 31,
                                                                      (In thousands)
                                                                1997                   1996
                                                        --------------------   --------------------
Sales:
  P-Com                                                      $202,757               $ 97,515
  CRC                                                             713                  4,338
  RT Masts                                                     12,035                 15,472
  Telematics                                                    5,197                  3,628
                                                             --------               --------
                                                             $220,702               $120,953
                                                             ========               ========
Net income:
  P-Com                                                      $ 20,375               $ 14,068
  CRC                                                          (1,254)                (5,196)
  RT Masts                                                       (537)                   101
  Telematics                                                      307                    (99)
                                                             --------               --------
                                                             $ 18,891               $  8,874
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

   The following table summarizes stock option activity under the Company's 1992 and 1995 Plans.

                                                   1998                      1997                     1996
                                            -----------------        -----------------         ----------------
                                                         Weighted                 Weighted                 Weighted
                                             Shares      Average      Shares      Average      Shares      Average
                                                         Exercise                 Exercise                 Exercise
                                                          Price                    Price                    Price
Outstanding at beginning of year            6,006,039      $12.65    3,778,688      $ 7.14    2,854,872       $3.08
Granted                                     6,480,495        6.20    3,317,712       16.73    2,164,500        9.97
Exercised                                    (498,670)       5.32     (878,385)       3.31     (784,408)       1.73
Forfeited                                  (4,126,144)      14.59     (211,976)      11.41     (456,276)       4.74
                                          -----------               ----------               ----------
Outstanding at end of year                  7,861,720                6,006,039                3,778,688
                                          ===========               ==========               ==========
Options exercisable at year-end             2,482,939                2,970,244                3,524,284
Weighted-average fair value of                  $2.24                    $7.54                    $4.78
 options granted during the year

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                       Options Outstanding                    Options Exercisable
                                   --------------------------              ------------------------
                                               Weighted-Average     Weighted-                     Weighted
Range of                                          Remaining            Life                       Average
Exercise Prices                     Shares           Life         Exercise Price    Shares     Exercise Price
$ 0.10  -   0.10                         278          4.7              $ 0.10            278       $ 0.10
  0.45  -   0.56                     107,213          5.5                0.56        107,213         0.56
  0.94  -   0.94                       6,658          5.8                0.94          6,658         0.94
  1.80  -   2.10                     103,020          6.2                1.88         93,490         1.86
  2.88  -   4.31                   2,489,397          9.6                3.04        110,997         3.57
  4.63  -   6.56                   2,836,100          8.4                5.76        495,879         5.51
  7.00  - 10.25                    1,347,395          7.2                8.78        894,855         8.43
 12.38  - 18.28                      924,526          8.6               17.41        752,607        17.66
 19.25  - 23.22                       47,133          8.8               21.23         20,962        21.20
                                   ---------                                       ---------
                                   7,861,720                                       2,482,939
                                   =========                                       =========

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


                                                                       1998       1997      1996
                                                                     ---------   -------   ------
Net income (loss) applicable to
  holders of Common Stock                   As reported              $(57,163)   $18,891   $8,874
                                            Pro forma                $(66,473)   $11,221   $4,883

Net income (loss) per share                 As reported -  Basic     $  (1.32)   $  0.45   $ 0.23
                                            As reported -  Diluted   $  (1.32)   $  0.43   $ 0.22

                                            Pro forma - Basic        $  (1.54)   $  0.27   $ 0.13
                                            Pro forma - Diluted      $  (1.54)   $  0.25   $ 0.12

NOTE 7 --  INCOME TAXES:

  Income (loss) before extraordinary item and income taxes consists of the following (in thousands):

                                                                  Year ended December 31,
                                                     1998                  1997                   1996
                                                     ----                  ----                   ----
       Domestic                                    $(74,146)               $26,390                $9,962
       Foreign                                        1,988                  3,553                  (132)
                                                   --------                -------                ------
                                                   $(72,158)               $29,943                $9,830
                                                   ========                =======                ======

  The provision (benefit) for income taxes comprises the following (in thousands):

                                                                Year ended December 31,
                                                              1998        1997       1996
                                                            ---------   --------   --------
    Current:
      Federal                                               $ (4,727)   $ 7,850    $ 2,543
      State                                                      (37)       268         27
      Foreign                                                  1,244      2,920         97
                                                            --------    -------    -------
                                                              (3,520)    11,038      2,667
                                                            --------    -------    -------
    Deferred:
      Federal                                                 (7,410)      (217)    (1,617)
      State                                                     (571)       231        (94)
                                                            --------    -------    -------
                                                              (7,981)        14     (1,711)
                                                            --------    -------    -------
            Total                                           $(11,501)   $11,052    $   956
                                                            ========    =======    =======

Deferred tax assets consist of the following (in thousands):

                                                                                   December 31,
                                                                            1998                  1997
                                                                            ----                  ----
    Net operating loss carryforwards                                      $  7,030               $ 2,032
    Credit carryforwards                                                     1,833                   615
    In-process research and development                                      5,527                    --
    Start-up costs                                                              99                   202
    Reserves and other                                                       5,988                 1,495
                                                                          --------               -------
                                                                            20,477                 4,344
    Valuation allowance                                                    (10,799)               (2,647)
                                                                          --------               -------
                                                                          $  9,678               $ 1,697
                                                                          ========               =======

  The Company's net operating loss carryforwards included as a deferred tax asset above are approximately $19 million and do not include stock option deductions of $5.1 million and $9.4 million for 1998 and 1997, respectively, which will be credited to paid in capital when realized.

  Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                                    Year ended December 31,
                                                                            1998              1997              1996
                                                                            ----              ----              ----
 U.S. federal statutory rate                                               (35.0%)             35.0%             35.0%
 State income taxes, net of federal tax benefit                             (0.3)               1.1               6.0
 Change in valuation allowance                                              11.9                 --             (36.6)
 Benefit from foreign sales corporation                                       --               (2.3)               --
 Research and development tax credit                                          --               (7.3)               --
 Foreign income taxed at different rate                                      0.8                4.8                --

 Other, net                                                                  6.7                5.6               5.3
                                                                         ----------         ----------        ----------
                                                                           (15.9%)             36.9%              9.7%
                                                                         ==========         ==========        ==========

NOTE 8 -- COMMITMENTS:

Obligations Under Capital And Operating Leases

   In August 1998, the Company entered into a capital lease for equipment in the amount of $1.6 million with interest accruing at the rate of 6.3%. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. Future minimum lease payments required under the lease are as follows (in thousands):

Year ending December 31,
 1999............................................................................................          $  396
 2000............................................................................................             396
 2001............................................................................................             396
 2002............................................................................................             396
 2003............................................................................................              33
                                                                                                           ------
 Total minimum lease payments....................................................................           1,617
 Less: amount representing interest..............................................................             194
                                                                                                           ------
 Present value of net minimum lease payments.....................................................          $1,423
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

   The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company`s non-cancelable operating leases at December 31, 1997 are as follows (in thousands):

                  Year ending December 31,
                  1999........................................................  $ 3,853
                  2000........................................................    3,189
                  2001........................................................    2,267
                  2002........................................................    1,569
                  Thereafter..................................................      860
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

For the year ended                                               Product    Service
December 31, 1998                                                 Sales      Sales       Total
-----------------------------------------------------------------------------------------------
Sales                                                           $151,347    $43,597    $194,944
Income (loss) from operations                                    (68,031)     3,776     (64,255)
Depreciation                                                      11,162        382      11,544
Total assets                                                     314,333         25     314,358
Interest expense                                                  (8,897)      (134)     (9,031)

For the year ended                                              Product     Service
December 31, 1997                                                Sales       Sales      Total
-----------------------------------------------------------------------------------------------
Sales                                                           $190,545    $30,157    $220,702
Income from operations                                            24,496      5,200      29,696
Depreciation                                                       5,735        278       6,013
Total assets                                                     305,505         16     305,521
Interest expense                                                  (2,168)      (147)     (2,315)

For the year ended                                              Product     Service
December 31, 1996                                                Sales       Sales      Total
-----------------------------------------------------------------------------------------------
Sales                                                           $101,853    $19,100    $120,953
Income from operations                                             8,773        151       8,924
Depreciation                                                       4,938        214       5,152
Total assets                                                     147,525      7,927     155,452
Interest expense                                                  (1,354)      (225)     (1,579)

          A reconciliation of Income (loss) from operations to Income (loss) before extraordinary item and income taxes (in thousands):

                                                                             1998        1997       1996
                                                                           ---------   --------   --------
 Income (loss) from operations                                             $(64,255)   $29,696    $ 8,924
  Interest expense                                                           (9,031)    (2,315)    (1,579)
  Interest income                                                             1,626      1,557      1,328
  Other income (expense), net                                                  (498)     1,005      1,157
                                                                           --------    -------    -------
  Income (loss) before extraordinary item and income taxes                 $(72,158)   $29,943    $ 9,830
                                                                           ========    =======    =======

     The Company's product and service sales by category are as follows (in thousands):


                                                                             1998       1997       1996
                                                                           --------   --------   --------
Microwave radio transmission equipment                                     $119,259   $156,768   $ 97,515
Broadcast equipment                                                          25,258     21,092         --
Network monitoring equipment                                                  6,830     12,685      4,338
Service                                                                      43,597     30,157     19,100
                                                                           --------   --------   --------
   Sales                                                                   $194,944   $220,702   $120,953
                                                                           ========   ========   ========

   The breakdown of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                                                              1998        1997        1996
                                                                           ----------   ---------   --------
Sales:
   United States                                                            $ 41,597     $ 70,312   $ 39,530
   United Kingdom                                                             71,399       69,201     52,415
   Europe                                                                     44,790       45,061     25,170
   Africa                                                                     19,104        6,323         --
   Asia                                                                       18,322       15,548      3,422
   Other geographic region                                                      (268)      14,257        416
                                                                            --------     --------   --------
     Totals                                                                 $194,944     $220,702   $120,953
                                                                            ========     ========   ========

                                                                                1998         1997       1996
                                                                            --------     --------   --------
 Property, plant, and equipment, net:
   United States                                                            $ 30,726     $ 20,785   $ 17,082
   United Kingdom                                                              9,845        7,632         88
   Italy                                                                      11,317        3,773      3,399
   Other geographic region                                                       198          123         17
                                                                            --------     --------   --------
       Totals                                                               $ 52,086     $ 32,313   $ 20,585
                                                                            ========     ========   ========


NOTE 10 -- RESTRUCTURING AND OTHER ONE-TIME CHARGES:

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

   The accrual balance for the inventory reserve, shown below, represents the charge to the balance sheet contra-account for excess and obsolete inventory. The remaining accrual balance will be relieved when the Company deems that the inventory is not suitable for rework and is otherwise unsaleable. During the fourth quarter of 1998, and the first quarter of 1999, the Company relieved approximately $7.4 million and $4.4 million, respectively, of the inventory against the reserve. The Company anticipates that the remaining blalnce will be relieved during 1999.

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

   The ending balance for the accounts receivable reserve of $1.8 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. In the fourth quarter of 1998 and the first quarter of 1999, the Company elected to write off approximately $3.6 million and $1.8 million of uncollectible accounts receivables, respectively.

   The Company expects to benefit from these restructuring and other one-time charges in future quarters by reducing fixed costs and future cash requirements.

     The accrued restructuring and other one-time charges and amounts charged against the accrual as of December 31, 1998, are as follows (in thousands):

                                                                              Beginning     Expenditures     Remaining
                                                                               Accrual     and Write-offs     Accrual
       Severance and benefits                                                 $   568         $   (568)     $    --
       Facilities and fixed asset write-offs                                      879             (519)         360
       Goodwill impairment                                                      2,884           (2,884)          --
                                                                              -------         --------      -------
       Total restructuring charges                                              4,331            3,971          360
       Inventory reserve                                                       16,922           (7,360)       9,562
       Accounts receivable reserve                                              5,386           (3,609)       1,777
                                                                              -------         --------      -------
       Total accrued restructuring and other one-time charges                 $26,639         $(14,940)     $11,699
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

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

   The Company believes that its measurement of the charge related to the fair value of the in-process research and development ("IPR&D") acquired in its acquisition of the assets of the Cylink Wireless Group and that was recorded at the time of the acquisition was made in a manner consistent with widely recognized appraisal practices that were being utilized at the time of acquisition. Subsequent to the acquisition, the Company has resolved to adjust the amount originally allocated to acquired IPR&D and to restate its first, second, and third quarter 1998 consolidated financial statements. As a result, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million ($12.2 million, net of applicable income taxes) with a corresponding increase in goodwill and other intangibles and related amortization in subsequent quarters. Amortization of goodwill and other intangible assets increased $841,000 ($556,000, net of applicable income taxes) per quarter for the second, third and fourth quarters of 1998.

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

   As a result of the Company's decision to restate its first, second and third quarter 1998 consolidated financial statements, quarterly financial data is presented as originally reported and as restated below (in thousands, except per share data):


                                                                  Three Months Ended
                            -----------------------------------------------------------------------------------------------
                            September 30,    September 30,      June 30,        June 30,        March 31,       March 31,
                                 1998             1998            1998            1998            1998            1998
                            (As Restated)    (As Reported)    (As Restated)   (As Reported)   (As Restated)   (As Reported)
                            --------------   --------------   -------------   -------------   -------------   -------------
Sales                            $ 30,240         $ 30,240         $63,459         $63,459         $58,637        $ 58,637
Gross profit (deficit)           $(11,461)        $(11,461)        $24,719         $24,719         $25,125        $ 25,125
Net income (loss)                $(40,696)        $(42,122)        $  (210)        $   346         $(5,097)       $(17,249)
Income (loss) per share:
  Basic                          $  (0.94)        $  (0.97)        $  0.00         $  0.01         $ (0.12)       $  (0.40)
  Diluted                        $  (0.94)        $  (0.97)        $  0.00         $  0.01         $ (0.12)       $  (0.40)

SCHEDULE II
                                  P-COM, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1996, 1997, and 1998
                                 (in thousands)


                                                                            Additions
                                                                            Charged to
                                                               Balance at   Statement    Deductions    Balance at
                                                               Beginning        of          from         end of
                                                               of Period    Operations    Reserves       Period
                                                               ----------   ----------   -----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1996                                        257        1,658           --         1,915
  Year ended December 31, 1997                                      1,915          810         (204)        2,521
  Year ended December 31, 1998                                      2,521       10,892       (3,822)        9,591
Sales returns reserves:
  Year ended December 31, 1996                                          0        1,042           --         1,042
  Year ended December 31, 1997                                      1,042        3,743           --         4,785
  Year ended December 31, 1998                                      4,785       13,298       (8,583)        9,500



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

                          SUMMARY COMPENSATION TABLE



                                                                          Annual                    Number of
                                                                       Compensation                 Securities
                                                             --------------------------------   ------------------
                                                                                                    Long-Term
                                                                                                   Compensation
                                                             Year   Salary($)/(1)/   Bonus($)         Awards
               Name and Principal Position                   ----   --------------   --------   ------------------
               ---------------------------
George P. Roberts.........................................   1998      366,600             0         450,000
 Chief Executive Officer                                     1997      330,069       358,000         300,000
 and Chairman of the Board of Directors                      1996      250,000       162,500         570,000

Pier Antoniucci...........................................   1998      270,855             0         200,000
 President and Chief                                         1997      244,962       165,000         200,000
 Operating Officer                                           1996      165,769        81,900         300,000

Michael Sophie............................................   1998      195,000             0         200,000
 Chief Financial Officer,                                    1997      175,673       109,000         150,000
 Vice President, Finance and                                 1996      117,308        48,750         220,000
 Administration

John Wood.................................................   1998      141,278             0         45,000
 Senior Vice President, Technology                           1997      147,421        28,980         10,000
                                                             1996      138,000        44,850         10,000

Kenneth E. Bean, II.......................................   1998      107,250             0         90,000
 Senior Vice President, Quality Assurance                    1997      109,462        25,000         60,000
                                                             1996       93,000         30,225             0

---------------------
/(1)/  Includes amounts deferred under the Company's 401(k) Plan.

Option Grants In 1998 Fiscal Year

    The following table contains information concerning the stock option grants made to each of the executive officers named in the Summary Compensation Table for the 1998 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                                                                         Individual Grant
                                                                         ----------------

                                                                                                  Potential Realizable
                                        Number of     % of Total                              Value at Assumed Annual Rates
                                       Securities      Options                               of Stock Price Appreciation for
                                       Underlying     Granted to                                    Option Term /(1)/
                                         Options      Employees    Exercise                 ---------------------------------
                                         Granted      in Fiscal      Price     Expiration
            Name                          (#)            Year       ($/Sh)        Date           5% ($)              10% ($)
            ----                      ------------    ----------   --------    ----------       --------          ----------
George P. Roberts..................   416,667/(2)/       6.49       3.00        09/17/08         786,118           1,992,179
                                       33,333/(2)/        .52       3.00        09/17/08          62,889             259,372
Pier Antoniucci....................   166,667/(2)/       2.59       3.00        09/17/08         314,448             796,873
                                       33,333/(2)/        .52       3.00        09/17/08          62,889             259,372
Michael Sophie.....................   166,667/(2)/       2.59       3.00        09/17/08         314,448             796,873
                                       33,333/(2)/        .52       3.00        09/17/08          62,889             259,372
John R. Wood.......................    33,245/(2)/        .52       3.00        09/17/08          62,733             158,952
                                       11,755/(2)/        .18       3.00        09/17/08          22,178              56,203
Kenneth E. Bean, II................    42,667/(2)/        .66       3.00        09/17/08          80,499             204,001
                                       47,333/(2)/        .74       3.00        09/17/08          89,302             226,310

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

                                                                    Number of Securities              Value of Unexercised
                                                                   Underlying Unexercised            in-the-Money Options at
                                                Aggregate           Options at FY-End(#)                    FY-End(1)
                                   Shares         Value        ------------------------------   ---------------------------------
                                Acquired on     Realized
            Name                Exercise(#)      ($)(2)        Exercisable(3)   Unexercisable   Exercisable($)   Unexercisable($)
            ----                -----------    ---------       --------------   -------------   --------------   ----------------
George P. Roberts                    60,000    1,171,875         1,206,457            206,875         712,635           0
Pier Antoniucci                     120,000    1,668,296           507,793            121,875         208,207           0
Michael Sophie                       79,759      781,632           417,770             70,000         201,243           0
John R. Wood                         53,332    1,075,240            98,541              6,459          44,280           0
Kenneth E. Bean, II                   8,194       92,956           137,014             37,918          89,036           0

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

   The Company has entered into severance agreements (the "Agreements") with George Roberts, Chairman of the Board of Directors and Chief Executive Officer, Pier Antoniucci, President and Chief Operating Officer, and Michael Sophie, Chief Financial Officer and Vice President, Finance and Administration (individually, the "Officer" and collectively the "Officers"), each dated December 15, 1997. Each of these Agreements provides for the following benefits should the Officer's employment terminate, either voluntarily or involuntarily, for any reason within twenty-four (24) months following a Change in Control: (a) a severance payment in an amount equal to two (2) times his annual rate of base salary; (b) a bonus in an amount equal to the greater of either (i) two (2) times the full amount of the Officer's target bonus for the fiscal year in which the termination occurs or (ii) two (2) times the full amount of his target bonus for the fiscal year in which a Change in Control occurs; (c) the shares subject to each outstanding option held by the Officer (to the extent not then otherwise fully vested) will automatically vest so that each such option will become immediately exercisable for all the option shares as fully-vested shares (notwithstanding anything in this Form 10-K to the contrary); and (d) the Company will, at its own expense, provide (i) both Messrs. Sophie and Antoniucci and their respective dependents with continued health care coverage for a period of up to twenty-four (24) months following their termination of employment, and
(ii) Mr. Roberts and his dependents continued health care coverage for life. A Change in Control will be deemed to occur under the Agreements upon: (a) a merger or consolidation in which securities possessing fifty percent (50%) or more of the total combined voting power of the Company's outstanding securities are transferred to person or persons different from the persons holding those securities immediately prior to such transaction, (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company in complete liquidation or dissolution of the Company; (c) a hostile take-over of the Company, whether effected through a tender offer for more than twenty-five percent (25%) of the Company's outstanding voting securities or a change in the majority of the Board by one or more contested elections for Board membership; or (d) the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's stockholders. In addition, each Officer will be entitled to a full tax gross-up to the extent one or more of the severance benefits provided under his Agreement are deemed to constitute excess parachute payments under the federal income tax laws.

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


                                                                                                              Percentage
                                                                                                Shares         of Shares
                                                                                             Beneficially    Beneficially
                                     Beneficial Owner                                          Owned (#)       Owned (1)
                                     ----------------                                        -------------   -------------
Wellington Management Company, L.L.C./2/..................................................      2,272,400            5.22
   75 State Street
   Boston, MA 02109
Pilgrim Baxter & Associates, Ltd /3/......................................................      3,109,860            7.14
   825 DuPortail Road
   Wayne, PA 19087
State of Wisconsin Investment Board /4/...................................................      2,659,200            6.11
   P.O. Box 7842
   Madison, WI 53707
Entities deemed to be affiliated with
Putnam Investments, Inc. /5/..............................................................      3,353,661            7.70
   One Post Office Square
   Boston, MA 02109
George P. Roberts /6/.....................................................................      1,473,009            3.29
Pier Antoniucci /7/.......................................................................        591,808            1.34
Michael J. Sophie /8/.....................................................................        431,750               *
John R. Wood /9/..........................................................................        164,769               *
Kenneth E. Bean, II /10/..................................................................        143,623               *
M. Bernard Puckett /11/...................................................................        101,332               *
Gill Cogan /12/...........................................................................         58,564               *
John A. Hawkins /13/......................................................................         30,000               *
James J. Sobczak /14/.....................................................................         44,000               *
All current directors and executive officers as a group (9 persons) /15/..................      3,034,055            6.58

_____________________
*   Less than one percent of the outstanding Common Stock
(1) Percentage of ownership is based on 43,532,000 shares of Common Stock outstanding on February 28, 1999. Shares of Common Stock subject to stock options that are currently exercisable or will become exercisable within 60 days after February 28, 1999 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.
(2) Pursuant to a Schedule 13G dated February 8, 1999 filed with the Securities and Exchange Commission, Wellington Management Company, L.L.C. has reported that as of February 8, 1999 it had shared power to vote or to direct the vote of 972,400 shares and shared power to dispose or to direct the disposition of all of the shares.
(3) Pursuant to a Schedule 13G/A dated February 13, 1998, filed with the Securities and Exchange Commission, Pilgrim Baxter & Associates, Ltd. reported that as of December 31, 1997 it had sole voting power over 2,487,960 shares, shared voting power over all 3,109,860 shares and sole dispositive power over all 3,109,860 shares.
(4) Pursuant to a Schedule 13G dated February 1, 1999, filed with the Securities and Exchange Commission, the State of Wisconsin Investment Board reported that as of February 1, 1999 it had sole voting power over all 2,659,200 shares and sole dispositive power over all shares.
(5) Pursuant to a Schedule 13G/A dated January 16, 1998, filed with the Securities and Exchange Commission, Putnam Investments, Inc., on its own behalf and on behalf of Marsh & McLennan Companies, Inc., Putnam Investment Management, Inc. and the Putnam Advisory Company, Inc. reported that as of January 16, 1998 it had shared voting power over 91,100 shares and shared dispositive power over all 3,353,661 shares.

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

PART IV
-------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this Annual Report on Form
     10-K:

     1. Financial Statements. The following Consolidated Financial Statements of P-Com, Inc. and its subsidiaries are included in Item 9 of this Annual Report on Form 10-K:

Form 10K

                                                                                                                  Page
                                                                                                                  ----
                                                                                                                 Number
                                                                                                                -------
FINANCIAL STATEMENTS:
    Report of Independent Accountants........................................................................      79
    Consolidated Balance Sheets at December 31, 1998 and 1997................................................      80
    Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996...............      81
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and               82
       1996..................................................................................................
    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996...............      83
    Notes to Consolidated Financial Statements...............................................................      84
FINANCIAL STATEMENT SCHEDULE:
    Schedule II - Valuation and Qualifying Accounts..........................................................     103

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

(c)  Exhibits -- See Exhibit list below.

   NUMBER                                                             DESCRIPTION
   ------                                                             ------------
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

    3.3(1)               Bylaws of the Company.

   4.1(1)                Form of Common Stock Certificate.

   4.2(19)               Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust
                         Company of California, N.A., as Trustee.

   NUMBER                                                             DESCRIPTION
  -------                                                             -----------
   4.4(19)               Registration Rights Agreement, dated as of November 1, 1997 by and among the Registrant and
                         PaineWebber Incorporated, BancAmerica Robertson Stephens, NationsBanc Montgomery Securities, Inc. and
                         Pacific Growth Equities, Inc.
   4.5(17)               Rights Agreement, dated as of October 1, 1997, between the Company and BankBoston, N.A., which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock
                         as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase
                         Preferred Shares as Exhibit C.
   4.6(23)               First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and
                         BankBoston, N.A.
   4.7(24)               Amended and Restated Rights Agreement, dated as of December 18, 1998 between the Company and
                         BankBoston, N.A.
   4.8(24)               Amended and Restated Rights Agreement, dated as of December 21, 1998 between the Company and
                         BankBoston, N.A.
  *10.1(1)               Purchase Order issued by AT&T Network Systems Deutschland GmbH, dated December 7, 1994.
  *10.2(1)               Purchase Order issued by AT&T Network Systems Deutschland GmbH, dated December 19, 1994.
  *10.3(1)               Master OEM Agreement dated January 1, 1995, by and between the Company and AT&T Corp.
  *10.4(1)               Purchase Order issued by AT&T Network Systems Nederland BV, dated December 9, 1994.
  *10.5(1)               Amendment to Purchase Order issued by AT&T Network Systems Nederland BV, dated December 22, 1994.
  *10.6(1)               NSD Master Purchase Order issued by AT&T Network Systems Deutschland GmbH, dated December 23, 1994.
  *10.7(1)               Purchase Agreement dated August 29, 1994, by and between the Company and Harris Corporation--Farinon
                         Division.
  *10.8(1)               Contract for Supply of 50 GHz Radio dated June 4, 1994, by and between the Registrant and Mercury
                         Communications Ltd.
  *10.9(1)               Manufacturing Agreement dated July 13, 1994, by and between the Company and SPC.
 *10.10(1)               Manufacturing Agreement dated April 20, 1994, by and between the Company and Comptronix Corporation
                         (assigned to Sanmina Corporation).
 *10.11(1)               Agreement dated November 11, 1994, by and between the Company and WinStar Wireless, Inc.
  10.12(1)               Master Lease Agreement dated November 9, 1992, by and between the Company and Dominion; First
                         Amendment to Master Lease Agreement dated June 23, 1993, by and between the Company and Dominion.
  10.13(1)               Master Equipment Lease entered into by and between the Company and Phoenix Leasing Incorporated on
                         August 10, 1994.
  10.14(1)               Commitment Letter dated January 10, 1995, by and between the Company and Applied Telecommunications
                         Technologies, Inc. ("ATTI"), including form of Master Lease to be entered into between the Company and ATTI.
  10.15D(18)             Accounts Receivable Purchase Agreement dated December 31, 1997 by  and between the Company and Wells
                         Fargo MCBC Trade Bank N.A.
  10.16(22)              1995 Stock Option/Stock Issuance Plan, as amended.
  10.16A(7)              1995 Stock Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreement, as amended.
  10.16B(13)             1995 Stock Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreement, as amended.
  10.17(22)              Employee Stock Purchase Plan, as amended.

   NUMBER                                                             DESCRIPTION
  -------                                                             -----------
  10.18(1)               Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.
  10.19A(18)             Service Agreement dated December 15, 1997 by and between the Company and Mr. George P. Roberts.
  10.19B(18)             Service Agreement dated December 15, 1997 by and between theCompany and Mr. Michael J. Sophie.
  10.19C(18)             Service Agreement dated December 15, 1997 by and between the Company and Mr. Pier Antoniucci.
  10.21(1)               Real Property Lease dated December 10, 1993, by and between the Company and Bryan T.D. Trust, pertaining to 3175 S. Winchester Boulevard, Campbell, California 95008.
 *10.22(1)               Low Capacity Digital Radio Product Agreement dated February 13, 1995 by and between the Company and
                         Siemens.
 *10.22A(18)             Low Capacity Digital Radio Agreement dated February 13, 1995 by and between the Company and Itatel.
  10.23(3)               Sublease dated May 1, 1995 by and between the Company and Medallion Mortgage Company.
  10.24(4)               Lease dated August 4, 1995 by and between P-COM United Kingdom, Inc. and Capital Counties plc; Rent
                         Deposit Deed dated August 4, 1995, by and between P-Com United Kingdom, Inc. and Capital Counties plc.
  10.25(2)               Underwriting Agreement dated March 2, 1995 by and between the Company and the underwriters named therein.
  10.26(5)               Underwriting Agreement dated August 17, 1995 by and between the Company and the underwriters named therein.
  10.27(9)               Lease dated November 11, 1995 by and between the Company, Inc. and Johann Birkart, Internationale
                         Spedition GmbH & Co.
  10.30A(11)             Loan Agreement dated March 3, 1997 by and between the Company and Union Bank of California, N.A.
  10.30B(11)             Amendment dated May 7, 1997 to the Loan Agreement dated March 3, 1997 by and between the Company and
                         Union Bank of California, N.A.
  10.30C(13)             Amended and Restated Loan Agreement dated September 17, 1997 by and between the Company and Union
                         Bank of California, N.A.
  10.31(22)              Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of California N.A., as Administrative
                         Agent, Bank of America National Trust and Savings Association as Syndication Agent and the Lenders
                         party hereto dated as of May 15, 1998.
  10.32(22)              Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.
  10.33(22)              Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.
  10.34(22)              Subsidiary Guarantee dated as of May 15, 1998.
 *10.35(22)              Joint Development and License Agreement between Siemens Aktiengesellschaft and P-Com, Inc. dated June
                         30, 1998.
   10.36(22)             International Employee Stock Purchase Plan
   10.37(23)             First Amendment to Credit Agreement by and among P-Com, Inc.,  as the Borrower, Union Bank of
                         California N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as
                         Syndication Agent, and the Lenders party thereto, dated as of July 31, 1998.
   10.38(24)             Securities Purchase Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.
   10.39(24)             Registration Rights Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.
   10.40(24)             Form of Warrant to purchase shares of Common Stock

   NUMBER                                                             DESCRIPTION
  -------                                                             -----------
  10.40A(25)             Warrant to purchase shares of Common Stock, dated as of December 21, 1998, issued by the Company to
                         Castle Creek Technology Partners LLC
  10.40B(25)             Warrant to purchase shares of Common Stock, dated as of December 21, 1998, issued by the Company to
                         Capital Ventures International.
  10.40C(25)             Warrant to purchase shares of Common Stock, dated as of December 21, 1998, issued by the Company to
                         Marshall Capital Management, Inc
   10.41(24)             Second Amendment to Credit Agreement and First Amendment to Security Agreement by and among the
                         Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America
                         National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of October 21, 1998.
   10.42(24)             Third Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of
                         California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as
                         Syndication Agent, and the lenders party thereto dated as of December 17, 1998.
   10.43(26)             Fourth Amendment to Credit Agreement and First Amendment to Security Agreement by and among the
                         Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America
                         National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of December 28, 1998.
   10.44(26)             Fifth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of
                         California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as
                         Syndication Agent, and the lenders party thereto dated as of January 29, 1999.
   10.45(27)             Sixth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of
                         California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as
                         Syndication Agent, and the lenders party thereto dated as of March 31, 1999.
   11.1(26)              Computation of Pro Forma Net Income (Loss) Per Share.
   21.1(26)              List of subsidiaries of the Registrant.
       23.1              Consent of PricewaterhouseCoopers LLP, Independent Accountants.
   24.1(26)              Power of Attorney.
   27.1(26)              Financial Data Schedule


(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on FormS-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.

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

(26) Incorporated by reference to identically numbered exhibits included in the Company's Annual Report on Form 10-K for the annual period ended December 31, 1998

(27) Incorporated by reference to identically numbered exhibits included in the Company's Annual Report on Form 10-K for the annual period ended December 31, 1998 as amended on from 10-K/A filed with the Securities and Exchange Commission on May 3, 1999.


*  Confidential treatment granted as to certain portions of these exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 1999.

       P-COM, INC.

       Date: June 14, 1999     By   /s/ George P. Roberts
                                 ---------------------------------------
                                        George P. Roberts
                                        Chairman of the Board and
                                        Chief Executive Officer


       Date: June 14, 1999     By   /s/ Robert E. Collins
                                 ------------------------------------------
                                        Robert E. Collins
                                        Chief Financial Officer, Vice President,
                                        Finance and Administration

POWER OF ATTORNEY


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  June 14 , 1999                            By   /s/  George P. Roberts
                                                     -----------------------------------------------
                                                     George P. Roberts
                                                     Chairman of the Board and
                                                     Chief Executive Officer (Principal Executive Officer)

Date:  June 14 , 1999                            By   /s/  Robert E. Collins
                                                     -----------------------------------------------
                                                     Robert E. Collins
                                                     Chief Financial Officer, Vice President,
                                                     Finance and Administration (Principal Accounting Officer)

Date:  June 14, 1999                             By                        *
                                                     ------------------------------------------------
                                                     Gill Cogan
                                                     Director of the Company

Date:  June 14, 1999                             By                        *
                                                     -----------------------------------------------
                                                     John A. Hawkins
                                                     Director of the Company

Date:  June 14, 1999                             By                        *
                                                     -----------------------------------------------
                                                     M. Bernard Puckett
                                                     Director of the Company

Date:  June 14, 1999                             By                        *
                                                     -----------------------------------------------
                                                     Jame  J. Sobczak
                                                     Director of the Company

* By George P. Roberts, attorney-in-fact