Form 10-Q/A
period 1999-03-31
P COM INC
filed 1999-06-14
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                Amendment No. 1
                                  To Form 10-Q


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

This quarterly report on Form 10-Q Consists of 41 pages of which this is page 1. The Exhibit Index appears on page 41.

                                  P-COM, INC.
                               TABLE OF CONTENTS


                                                                                    Page
PART I.  Financial Information                                                     Number
         ---------------------                                                     ------

 Item 1   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 1999
          and December 31, 1998 ................................................      3

          Condensed Consolidated Statements of Operations for the three
          month periods ended March 31, 1999 and 1998...........................      4

          Condensed Consolidated Statements of Cash Flows for the three month
          periods ended March 31, 1999 and 1998.................................      5

          Notes to Condensed Consolidated Financial Statements..................      6

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................      11

PART II.  Other Information
          -----------------
   Item 1      Legal Proceedings................................................      38

   Item 2      Changes in Securities............................................      39

   Item 3      Defaults Upon Senior Securities..................................      39

   Item 4      Submission of Matters to a Vote of Security Holders..............      39

   Item 5      Other Information................................................      39

   Item 6      Exhibits and Reports on Form 8-K.................................      39

Signatures .....................................................................      40

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.

                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                        March 31,            December 31,
                                                                          1999                  1998
                                                                       (unaudited)
                                                                      -------------         --------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  20,884             $  29,241
  Accounts receivable, net                                                 44,712                50,533
  Inventory                                                                75,447                79,026
  Prepaid expenses and notes receivable                                    19,390                21,949
                                                                        ---------             ---------
    Total current assets                                                  160,433               180,749

Property and equipment, net                                                49,153                52,086
Deferred income taxes                                                       9,678                 9,678
Goodwill and other assets                                                  71,258                71,845
                                                                        ---------             ---------
                                                                        $ 290,522             $ 314,358
                                                                        =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  30,568             $  39,618
  Accrued employee benefits                                                 3,779                 3,345
  Other accrued liabilities                                                 8,063                10,318
  Notes payable                                                            46,325                46,360
                                                                        ---------             ---------
    Total current liabilities                                              88,735                99,641
                                                                        ---------             ---------

Long-term debt                                                             68,385                92,769
                                                                        ---------             ---------

Series B Mandatorily Redeemable Convertible Preferred Stock                13,559                13,559
                                                                        ---------             ---------

Mandatorily Redeemable Common Stock Warrants                                1,839                 1,839
                                                                        ---------             ---------

Stockholders' equity:
  Series A Preferred Stock                                                      -                     -
  Common Stock                                                                  5                     5
  Additional paid-in capital                                              163,613               145,246
  Accumulated deficit                                                     (44,575)              (38,783)
  Accumulated other comprehensive income                                   (1,039)                   82
                                                                        ---------             ---------
    Total stockholders' equity                                            118,004               106,550
                                                                        ---------             ---------
                                                                        $ 290,522             $ 314,358
                                                                        =========             =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)

                                                                        Three months ended March 31,
                                                                        1999                   1998
                                                                    ------------           ------------
Sales:
  Product                                                            $   27,634             $   51,421
  Service                                                                10,414                  7,216
                                                                     ----------             ----------
    Total sales                                                          38,048                 58,637
                                                                     ----------             ----------

Cost of sales:
  Product                                                                19,075                 28,847
  Service                                                                 7,573                  4,665
                                                                     ----------             ----------
    Total cost of sales                                                  26,648                 33,512
                                                                     ----------             ----------

Gross profit                                                             11,400                 25,125
                                                                     ----------             ----------
Operating expenses:
  Research and development                                                9,640                  7,728
  Selling and marketing                                                   5,135                  4,225
  General and administrative                                              5,701                  3,891
  Goodwill amortization                                                   2,054                    698
  Acquired in-process research and development                                -                 15,442
                                                                     ----------             ----------
    Total operating expenses                                             22,530                 31,984
                                                                     ----------             ----------

Loss from operations                                                    (11,130)                (6,859)
Interest expense                                                         (2,318)                (1,766)
Interest income                                                             221                    882
Other income (expense), net                                                 151                     20
                                                                     ----------             ----------
Loss before extraordinary item and income taxes                         (13,076)                (7,723)
Provision (benefit) for income taxes                                          -                 (2,626)
                                                                     ----------             ----------
Loss before extraordinary item                                          (13,076)                (5,097)
Extraordinary item:  retirement of Notes                                  7,284                      -
                                                                     ----------             ----------
Net loss                                                             $   (5,792)            $   (5,097)
                                                                     ----------             ----------

Basic and diluted loss per share:
  Loss before extraordinary item                                     $    (0.27)            $    (0.12)
  Extraordinary item                                                       0.15                      -
                                                                    ------------           ------------
  Net loss                                                           $    (0.12)            $    (0.12)
                                                                    ============           ============

Shares used in per share computation:
  Basic and diluted                                                      48,198                 42,951
                                                                    ============           ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                         Three Months Ended March 31,
                                                                         -----------------------------
                                                                             1999              1998
                                                                         ------------      -----------
Cash flows from operating activities:
  Net loss                                                           $   (5,792)            $   (5,097)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation                                                            4,201                  2,923
  Amortization of goodwill                                                2,054                    698
  Change in minority interest                                                 -                    101
  Deferred income taxes                                                       -                 (5,158)
  Acquired in-process research and development                                -                 15,442
  Non-cash effect of retirement of Notes                                 (7,284)                     -
 Change in assets and liabilities (net of acquisition balances):
  Accounts receivable                                                     5,821                 (3,214)
  Inventory                                                               3,579                (11,736)
  Prepaid expenses and notes receivable                                   2,559                 (3,187)
  Goodwill and other assets                                              (1,467)                (1,859)
  Accounts payable                                                       (9,050)                (1,205)
  Accrued employee benefits                                                 434                 (1,120)
  Other accrued liabilities                                              (2,255)                 4,264
  Income taxes payable                                                        -                  2,840
                                                                    ------------           ------------
    Net cash used in operating activities                                (7,200)                (6,308)
                                                                    ------------           ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                  (1,268)                (9,805)
  Cash paid in business combinations, net of cash acquired                    -                (48,874)
                                                                    ------------           ------------
    Net cash used in investing activities                                (1,268)               (58,679)
                                                                    ------------           ------------
Cash flows from financing activities:
  Payments under capital lease obligation                                  (137)                     -
  Proceeds (payments) of notes payable                                      (35)                   517
  Proceeds from the issuance of Common Stock                                112                  2,430
  Proceeds from long-term debt                                            1,292                      -
                                                                    ------------           ------------
    Net cash provided by financing activities                             1,232                  2,947
                                                                    ------------           ------------
Effect of exchange rate changes on cash                                  (1,121)                  (183)
                                                                    ------------           ------------
Net decrease in cash and cash equivalents                                (8,357)               (62,223)

Cash and cash equivalents at the beginning of the period                 29,241                 88,145
                                                                    ------------           ------------
Cash and cash equivalents at the end of the period                   $   20,884             $   25,922
                                                                    ============           ============
Supplemental cash flow disclosures:
  Cash paid for income taxes                                         $      330             $      676
                                                                    ============           ============
  Cash paid for interest                                             $    2,521             $      345
                                                                    ============           ============
  Exchange of Convertible Subordinated Notes for Common Stock        $   25,539             $       -
                                                                    ============           ============

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


3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive net income (loss) was as follows (in thousands, unaudited):

                                          Three Months Ended
                                               March 31,
                                        1999              1998
                                      --------          --------
     Net loss                         $(5,792)          $(5,097)
     Other comprehensive charges       (1,121)             (183)
                                      -------           -------
     Total comprehensive loss         $(6,913)          $(5,280)
                                      =======           =======



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


5.      BALANCE SHEET COMPONENTS

  Inventory consists of the following (in thousands):

                                     March 31,       December 31,
                                       1999              1998
                                   (unaudited)
                                  ------------       ------------
Raw materials                      $10,715              $16,395
Work-in-process                     41,791               42,995
Finished goods                      22,941               19,636
                                   -------              -------
                                   $75,447              $79,026
                                   =======              =======

  Property and equipment consist of the following (in thousands):

                                      March 31,          December 31,
                                        1999                1998
                                    (unaudited)
                                    -----------         -------------
Tooling and test equipment           $54,060              $52,718
Computer equipment                     9,054                9,210
Furniture and fixtures                 4,170                7,220
Land and buildings                     7,148                3,506
Construction-in-process                3,429                4,878
                                     -------              -------
                                      77,861               77,532
Less-accumulated depreciation
  and amortization                   (28,708)             (25,446)
                                     -------              -------
                                     $49,153              $52,086
                                     -------              -------

  Goodwill and other assets consist of the following (in thousands):


                                                                        March 31,
                                                                          1999                    December 31,
                                                                       (unaudited)                   1998
                                                                 --------------------        -------------------
           Goodwill:
            Technosystem                                           $          15,850          $         15,850
            CSM                                                               22,295                    22,295
            Cylink                                                            34,261                    34,261
            Cemetel                                                            4,360                     4,360
                                                                   -----------------           ---------------
                                                                              76,766                    76,766
           Less-accumulated amortization                                     (10,478)                   (8,424)
            Net goodwill                                                      66,288                    68,342
           Other assets                                                        4,970                     3,503
                                                                   -----------------           ---------------
                                                                   $          71,258           $        71,845
                                                                   =================           ===============

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

  The accrued restructuring and other one-time charges and amounts charged against the accrual as of March 31, 1999, are as follows (in thousands):


                                                                        Beginning         Expenditures           Remaining
                                                                         Accrual          and Write-offs          Accrual
                                                                  ---------------      ---------------      ---------------
Severance and benefits                                            $           568      $          (568)     $            --
Facilities and fixed assets write-offs                                        879                 (551)                 328
Goodwill impairment                                                         2,884               (2,884)                  --
                                                                  ---------------      ---------------      ---------------
Total restructuring charges                                                 4,331               (4,003)                  328
                                                                  ---------------      ---------------      ---------------
Inventory reserve                                                          16,922              (11,718)               5,204
Accounts receivable reserve                                                 5,386               (5,386)                  --
                                                                  ---------------      ---------------      ---------------
Total accrued restructuring and other one-time charges            $        26,639      $       (21,107)     $         5,532
                                                                  ===============      ===============      ===============

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



 For the Three Months Ended                     Product                 Service
 March 31, 1999                                  Sales                   Sales                   Total
------------------------------------------    -----------            -----------              ---------
Sales                                          $  27,634              $ 10,414                $  38,048
Income (loss) from operations                  $ (11,637)             $    507                $ (11,130)
Depreciation                                   $   3,691              $    510                $   4,201
Total assets                                   $ 267,652              $ 22,870                $ 290,522
Interest expense                               $  (2,222)             $    (96)               $  (2,318)

 For the Three Months Ended                     Product                Service
 March 31, 1998                                  Sales                  Sales                   Total
------------------------------------------    -----------            -----------              ---------
Sales                                          $  51,421              $  7,216                $  58,637
Income (loss) from operations                  $  (7,920)             $  1,061                $  (6,859)
Depreciation                                   $   2,861              $     62                $   2,923
Total assets                                   $ 300,746              $ 13,612                $ 314,358
Interest expense                               $  (1,756)             $    (10)               $  (1,766)

  A reconciliation of loss from operations to loss before extraordinary item and income taxes is as follows (in thousands, unaudited):

                                                     Three Months Ended
                                                          March 31,
                                                    1999          1998
                                                 ---------     ---------
Loss from operations                             $(11,130)     $(6,859)
Interest expense                                   (2,318)      (1,766)
Interest income                                       221          882
Other income (expense), net                          (151)          20
                                                 ---------     --------
Loss before extraordinary item and income tax    $(13,076)     $(7,723)
                                                 =========     ========

  The Company's product and service sales by category are as follows (in thousands, unaudited):

                                             Three Months Ended
                                                  March 31,
                                                1999     1998
                                             --------  ----------
Microwave radio transmission equipment        $20,890    $45,032
Broadcast equipment                             3,280      5,282
Network monitoring equipment                    3,463      1,107
Service                                        10,414      7,216
                                              -------    -------
                                              $38,048    $58,637
                                              =======    =======

  The breakdown of sales by geographic customer destination and property and equipment, net, are as follows (in thousands, unaudited):

                                                        Three Months Ended
                                                            March 31,
Sales:                                                1999            1998
                                                     -------        -------

 United States                                       $11,576        $ 9,909
 United Kingdom                                       14,565         22,922
 Europe                                                6,821         10,722
 Africa                                                  178         10,845
 Asia                                                  1,318          4,942
 Other geographic region                               3,589           (703)
                                                     -------        -------
                                                     $38,048        $58,637
                                                     =======        =======

                                                       Three Months Ended
                                                            March 31,
Property and equipment, net:                          1999           1998
                                                     -------        -------
 United States                                       $29,308        $30,726
 United Kingdom                                        9,770          9,845
 Italy                                                 9,930         11,317
 Other geographic region                                 145            198
                                                     -------        -------
                                                     $49,153        $52,086
                                                     =======        =======



8. CONTINGENCIES

   The Company is a defendant in several class action lawsuits in which the plaintiffs are alleging various federal and state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. The Company believes the actions are without merit and intends to defend these actions vigorously. All of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results of the matters described above could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

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


  The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                                        Three Months Ended
                                                                             March 31,
                                                                       1999              1998
                                                                     ---------         ---------
Sales:
 Product                                                               72.6%              87.7%
 Service                                                               27.4               12.3%
                                                                     ------             ------
  Total sales                                                         100.0              100.0
                                                                     ------             ------
Cost of sales:
 Product                                                               50.1               49.2
 Service                                                               19.9                8.0
                                                                     ------             ------
  Total cost of sales                                                  70.0               57.2
                                                                     ------             ------
Gross profit                                                           30.0               42.8
                                                                     ------             ------
Operating expenses:
 Research and development                                              25.3               13.2
 Selling and marketing                                                 13.5                7.2
 General and administrative                                            15.0                6.8
 Goodwill amortization                                                  5.4                1.1
 Acquired in-process
     research and development                                           0.0               26.3
                                                                     ------             ------
 Total operating expenses                                              59.2               54.5
                                                                     ------             ------
 Loss from operations                                                 (29.3)             (11.7)
 Interest expense                                                      (6.1)              (3.0)
 Interest income                                                        0.6                1.5
 Other income (expense)                                                 0.4                 --
                                                                     ------             ------
 Loss before income taxes                                             (34.4)             (13.2)
 Provision (benefit) for income taxes                                    --               (4.5)
                                                                     ------             ------
 Loss before extraordinary item                                       (34.4)              (8.7)
 Extraordinary item: retirement of Notes                               19.1                 --
                                                                     ------             ------
 Net loss                                                             (15.2%)             (8.7%)
                                                                     ======             ======

During 1997, the Tel-Link product line contributed approximately $154.9 million or 70.2% of the Company's total sales of approximately $220.7 million. During 1998, the Tel-Link product line contributed approximately $78.1 million or 64.0% of the Company's total sales of approximately $122.1 million. Tel-Link product line sales decreased by 49.2% from approximately $35.8 million in the first quarter of 1998 to approximately $18.2 million in the first quarter of 1999.
The slowdown in the market is due to attributable to the lower demand for the product due in part to the economic turmoil in Asia, and increased competition and downward pricing pressure.


Results of operations for the three months ended March 31, 1999 and 1998

  Sales.   Sales for the three months ended March 31, 1999 were approximately
$38.0 million, compared to $58.6 million for the same period in the prior year, a decrease of $20.6 million or 35%. The decrease was primarily due to the market slowdown for the Company's Tel-Link product line. Sales for the Tel-Link product line for the three months ended March 31, 1999, and 1998 were approximately $18.2 million or 47.9% of total sales and $35.8 million or 61.1% or total sales, respectively, a decrease of 49.2%. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil in the Pacific Rim countries, and increased competition and downward pricing pressure. Sales for the non-Tel-Link product lines for the three months ended March 31, 1999 and 1998 decreased approximately 15% from approximately $22.8 million in the three months ended March 31, 1999 to approximately $19.8 million for the three months ended March 31, 1998. Sales to new customers in the first quarter of 1999 (excluding sales for the Cylink Wireless Group which was acquired on March 28, 1998 and April 1, 1998, and accounted for as a purchase business combination) were less than 20% of total sales. For the corresponding period in 1998, sales to new customers were less than 10% of total sales. For the three months ended March 31, 1999, two customers accounted for 38% of the sales of the Company. For the three months ended March 31, 1998, five customers accounted for 63% of the sales of the Company.

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

  There can be no assurance that sales of the Company's products or services will increase or that such systems or services will achieve market acceptance. The Company provides to its customers significant volume price discounts, which are expected to lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products. To date, most of the Company's sales have been made to customers located outside the United States. For risk factors associated with customer concentration, declining average selling prices, results of operations and international sales, please see "Certain Factors Affecting the Company-- Customer Concentration," "-- Fluctuations in Operating Results," and "--Decline in Selling Prices."

  Gross Profit.   For the three months ended March 31, 1999 and 1998, gross
profit was approximately $11.4 million, or 30% of sales, and approximately $25.1 million, or 42.8% of sales, respectively. The decline in gross margin in the first quarter of 1999 compared to the corresponding period in 1998 was primarily due to declining average selling prices for the industry sector, increased manufacturing variances, and increased service sales, which generated lower margins.

  For the first quarter of 1999 and 1998, product gross profit as a percentage of product sales was approximately 30.9% and 43.9%, respectively. Approximately eleven percentage points of the thirteen percentage point decrease in product gross profit was due to declining average selling prices, changes in product mix and lower sales volumes. The remaining two percentage points were due to manufacturing variances, primarily product rework charges. Service gross profit as a percentage of service sales was approximately 27.3% and 35.4% for the first quarter of 1999 and 1998, respectively. The decline in service gross profit percentage was due to increased price competition and changes in the service offering mix.

  The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The

Company is also implementing other cost reduction programs in an effort to maintain gross margins in the future. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits. For risk factors associated with gross profit, please see "Certain Factors Affecting the Company--Fluctuations in Operating Results," "--Decline in Selling Prices," "--Product Quality, Performance and Reliability," and "--Uncertainty in International Operations."

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

  Restructuring and Other One-time Charges. During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other one-time costs of $26.6 million were recorded in the third quarter of 1998 relating to these initiatives. The accrual balance for the accounts receivable reserve, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. In the fourth quarter of 1998 and the first quarter of 1999, the Company elected to write off approximately $3.6 million and $1.8 million of uncollectible accounts receivable, respectively.

  The accrued restructuring and other one-time charges and the amounts charged against the provisions as of March 31, 1999, were as follows (in thousands, unaudited):



                                                             Beginning        Expenditures     Remaining
                                                              Accrual        and Write-offs     Accrual
                                                             ---------       --------------    ---------
Severance and benefits                                        $   568           $   (568)        $   --
Facilities and fixed assets write-offs                            879               (551)           328
Goodwill impairment                                             2,884             (2,884)            --
                                                               ------           --------         ------
Total restructuring charges                                     4,331             (4,003)            328
                                                               ------           --------         ------
Inventory reserve                                              16,922            (11,718)         5,204
Accounts receivable reserve                                     5,386             (5,386)            --
                                                               ------           --------         ------
Total accrued restructuring and other one-time charges        $26,639           $(21,107)         5,532
                                                              =======           ========         ======

  Management anticipates that additional asset impairments may result in the future as restructuring plans are implemented and additional assets are taken out of service and held for sale or disposal. Additional increases in depreciation expense may occur as asset lives are adjusted as a result of the integration process.

  In-Process Research and Development. On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Cylink Wireless Group. The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

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

  In addition, other factors were considered in determining the value assigned to purchased IPR&D, which consisted of research projects in areas supporting products which address the growing third world markets by offering a new point to multi-point product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consisting of a Voice Extender, Data Metro II, and RLL 4c encoding products. At the time of acquisition, these projects were estimated to be 60%, 85%, and 50% complete, respectively.

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

  During 1998 and the first quarter of 1999, contracts negotiated in foreign currencies were limited to British pound sterling contracts and Italian lira contracts, and the Company experienced payment delays on equipment that had already been shipped due in part to currency fluctuations. The Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of March 31, 1999 and 1998, the Company had forward exchange contracts valued at approximately $9.7 million and $15.9 million, respectively. The forward contracts generally have maturities of six months or less.

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

  The Company's principal sources of liquidity as of March 31, 1999 consisted of approximately $20.9 million of cash and cash equivalents. In addition, the Company entered into a new revolving line-of-credit agreement on May 15, 1998 as amended, which provided for borrowings of up to $50.0 million. At March 31, 1999, the Company had borrowed or had used as security for letters of credit the entire amount available under the line-of-credit. The revolving commitment, as amended, is reduced from $50.0 million to $40.0 million on August 15, 1999 and to $30.0 million on October 15, 1999 until maturity on January 15, 2000. Borrowings under the line are secured by all of the assets of the Company and its subsidiaries and bear interest at a fluctuating interest rate per annum that is 3% above a rate determined by Union Bank of California's announced commercial lending rate as in effect from time to time subject to adjustment under certain circumstances as provided in the line of credit agreement. This interest rate may increase an additional 5% in the event any default is continuing under the line of credit agreement. The agreement requires the Company to comply with certain financial covenants which include maintaining (i) minimum tangible net worth, (ii) minimum profitability, (iii) minimum consolidated EBITDA, (iv) maximum consolidated capital expenditures and (v) minimum ratio of consolidated quick assets to consolidated current liabilities. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through March 31, 1999. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants, the Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999. The Company does not currently have commitments from any potential investors. Should the Company not meet its business plan, or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company. Management believes, in the event that the Company fails to fully meet its business plan, the Company has other alternatives available which may remedy any negative consequences arising from a potential default under the agreement, which may include, but are not limited to additional capital infusions through the sale of stock, revenue generated from the licensing of technology and the divestiture of certain business units. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operation. In addition, the Company could be restricted in its ability to use more flexible registration statements to issue securities and could be delisted by the Nasdaq National Market. Such events would materially adversely affect the Company's business, financial condition and results of operations. Management has implemented plans designed to reduce the Company's cash requirements through a combination of reductions in components of working capital, equipment purchases and operating expenditures. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations.

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

  At present, the Company does not have specific long-term plans to seek alternative liquidity sources upon the maturity of its line of credit on January 15, 2000. If the Company is successful in reducing components of working capital, equipment purchases and operating expenses, it will be able to operate its business on a break-even or positive cash-flow basis. Other alternatives for liquidity sources may include, but are not limited to, additional capital infusions through the sale of stock, the licensing of technology or the divestiture of certain business units.

  At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors, including the repayment of its debt, the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of the Company's radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for the Company's acquired entities, the progress of the Company's research and development efforts, expansion of the Company's marketing and sales efforts, the Company's results of operations and the status of competitive products. The Company believes that cash and cash equivalents on hand, cash flow from operations and funds available, if any, from the Company's bank line of credit are adequate to fund its operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing prior to such date to fund its operations. Specifically, given the Company's obligations to repay its bank and other debt obligation to fulfill its business plan, the Company intends to raise additional capital.


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

  Product Quality, Performance and Reliability

  The Company has limited experience in producing and manufacturing systems and contracting for such manufacture. Customers require very demanding specifications for quality, performance and reliability. As a consequence, problems may occur with respect to the quality, performance and reliability of its systems or related software tools. If such problems occur, the Company could experience increased costs, delays or cancellations or rescheduling of orders or shipments, delays in collecting accounts receivable and product returns and discounts. If any of these events occur, it would have a material adverse effect on its business, financial condition and results of operations.

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

  The Company operates in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact its operations by restricting its development efforts and those of its customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on its business, financial condition and results of operations. The Company may also find it necessary or advisable to modify its systems and services to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming.

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

  On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On January 15, 1999, the plaintiffs filed a consolidated amended class action complaint superseding all of the foregoing complaints. On March 1, 1999, defendants filed a demurrer to the consolidated amended complaint and each cause of action stated therein. On May 13, 1999, the Court heard the defendants' demurrer and sustained the demurrer with leave to amend the claims under the California Securities laws and the common law claim of fraud. A claim under the business and professions code remains.

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

  P-Com's compliance efforts to date have emphasized product and infrastructure compliance. Vendor compliance has been addressed at several locations. To date, the Company's business has been uninterrupted by, and the Company has not delayed any projects as a result of Y2K related complications.


  Products

  The inability of any of the Company's products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. P-Com has completed testing of all products in its radio products operations. There can be no assurance that its testing procedures detect every potential Y2K complication. Products were tested according to various product-specific standards. Based on these tests, all products in the Tel Link, Air Link, and Spread Spectrum product lines have been found to be compliant in all material respects. At the CRC facility, all products in the current line of Net Path, Rivets, Network Series and Recovery Series product lines have been tested and found to be compliant in all material respects. There can be no assurance, however, that its testing procedures detect every potential Y2K complication. CRC supports several older modem systems. These systems have not been tested for Y2K compliance. CRC has not tested these products because the modems do not contain date sensitive fields in the man-machine interface. Therefore, the changeover to the Y2K date field will have no effect on this system. Since the modems are not Y2K sensitive, there is no need to pursue a potential remedy. Any complications which arise as a result of an untested modem system's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. Products produced at the Technosystem facility, the radio & TV broadcast products and the one way point to multipoint products under development, have been tested and are Y2K compliant in all material respects. There can be no assurance that our testing procedures detect every potential Y2K complication. The equipment manager utilized by the transmission equipment manufactured at Technosystem is not Y2K compliant. The equipment manager is an additional device which customers may purchase and attach to the transmission system to verify that the transmission device is running properly. The transmitters will continue to function properly even if the equipment manager fails. However, if the equipment manager fails, it will not perform its error detection function properly. The Y2K limitation contained in the equipment manager can be corrected by shutting the device off on January 1, 2000 and turning it on again. By July 1, 1999 the Company will notify customers who have purchased the equipment manager of its Y2K limitation and the remedial procedures which must be implemented on January 1, 2000. Any complications which arise as a result of the equipment manager's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. In 1998, the sales of radio products represented approximately 60% of P-Com's net sales while CRC and Technosystem's products represented approximately 4% and 14%, respectively. The Company's network services division in Virginia represented approximately 22% of P-Com's net sales in 1998. The Virginia division does not manufacture any products; it provides services to networks. Y2K failures in the Company's products could materially adversely affect the Company's results of operations.

  Infrastructure

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

  California, Florida, Italy, United Kingdom, Germany

  In November 1998, the Company installed a new internal manufacturing resource planning business system (MRP) that is Y2K ready. The cost of the upgrade was approximately $250,000. The Company's MRP system facilitates accounting and manufacturing functions at all of the Company's California sites and the Redditch ,UK site. At the Tortona, Italy location, the MRP system facilitates manufacturing functions only. The November 1998 Y2K upgrade corrected Y2K limitations in the MRP system at each site at which it is utilized. The Company's Florida, Watford, UK, and Frankfurt, Germany sites do not utilize the MRP system. P-Com's Tortona Italy facility utilizes an Italian business system for its accounting operations. This system is not Y2K compliant. The Company is in the process of purchasing a Y2K compliant system which will replace the deficient system. The cost of the new system is $85,000. The new system should be fully operational by December 31, 1999. However, the Company is devising a plan to ensure that accounting functions are performed manually in the event the new system is not fully operational by December 31, 1999. Since the Company is the only customer serviced by the Tortona, Italy site, and since the Company is in the process of identifying an alternative source supplier in the event the new accounting system is not installed by December 31, 1999, a failure in the present system would have a minimal impact on the Company's customers. Since November 1998, P-Com has completed an evaluation of many of its internal systems. Most of its internal systems have been found to be compliant, however we cannot guarantee that Y2K related complications will not arise. The HP UX operating system should receive a Y2K patch by the end of June 1999. The Server Operating Systems (Novell) should receive Y2K patches by the end of September 1999. Y2K verification procedures are currently underway to determine the compliance status of phone systems, ATE stations and personal computers. Verification of phone systems and ATE stations is estimated to be completed by the end of June 1999. Verification of personal computers is estimated to be completed by the end of September 1999. The Company's customer service database and QA Database are noncompliant; upgrades of these two systems is scheduled to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/ or supply, lawsuits and other material costs and liabilities.


  Network Services (Vienna, VA)

  With the exception of personal computers, the internal systems at Network Services in Vienna, Virginia have been tested and found to be compliant in all material respects; however, there can be no assurance that Y2K related complications will not arise. Verification of the Y2K status of personal computers is currently in progress and is estimated to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/ or supply, lawsuits and other material costs and liabilities.


  CRC Control Resources (Fair Lawn, NJ)

  Most of CRC's internal systems have been tested and many have been found to be compliant; however, there can be no assurance that Y2K related complications will not arise. The MRP Business System Proprietary Server OS Novell 3.11, and Corporate Server, Mail System are noncompliant and are scheduled to be replaced by the end of September 1999. The Defect Control System is noncompliant and is scheduled to be replaced by the end of December 1999. Verification of the compliance status of personal computers is in progress and is scheduled to be completed by the end of June 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/or supply, lawsuits and other material costs and liabilities.


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

  Since the Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness. The Company has endeavored to minimize this risk by implementing a four phase plan. First, all single source suppliers and large volume vendors were identified. Then, in April 1999, the Company sent requests for Y2K compliance assurances to suppliers so identified. The Company will review suppliers' responses to its requests and continue to pursue assurances and/or receipt of a remedy from noncompliant suppliers. Even if assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company's business, financial condition and results of operations. Since the Company has always followed the practice of alternative and multi-sourcing our single source and large volume suppliers, we believe most products and services we order will be available from an alternative source in the event a single source or large volume supplier experiences a Y2K failure. However, we cannot be assured that reasonable alternative suppliers or contractors will be available. Even if assurances are received from third parties and/or alternative source suppliers are identified,, a risk remains that failures of systems and products of other companies on which we rely could have a material adverse effect on our business, financial condition and results of operations.

  Critical suppliers are currently being identified at the California, Florida, United Kingdom, Germany and Italy sites. Six critical suppliers have been identified at Network Services in Vienna, Virginia. Three have been evaluated and found to be compliant; however, we cannot be certain that Y2K failures will not affect these suppliers. The remaining suppliers are scheduled to be evaluated by the end of June 1999. CRC has identified its critical suppliers. Evaluations are scheduled to be completed by the end of September 1999. There are three critical suppliers for the Technosystem product line. Evaluation of these suppliers is scheduled to be completed by the end of September 1999. Subject to Board approval, the proposed Y2K project management office should establish and implement a vendor management strategy to ensure compliance of its vendors. The plan should provide for onsite audits of critical suppliers and creation and execution of compliance agreements.


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

  The Company's exposure in the event of Y2K complications may be impacted by Y2K provisions contained in outstanding agreements. The Company's line of credit as amended, is reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until maturity on January 15, 2000, obligates the Company to perform acts to ensure the Y2K compliance of its systems and adopt a remediation plan if necessary by September 30, 1999. The credit agreement may expose the Company to risk in the event the Company is unable to accomplish required transactions as a result of Y2K complications. However, this risk is no greater then the general risk posed in the normal course of business.

  Budget

  The Company's budget for the Y2K Program is approximately $2.0 million and will be submitted to the Board of Directors for approval. To date the Company has spent $357,900 on Y2K related expenses. This figure incorporates the following expenses: 1) $250,000 in November 1998 to upgrade the MRP business system utilized by the California, Redditch, UK and Tortona, Italy sites; 2) $24,000 in March 1999 to Y2K Consultants; 3) $3,000 through March 1999 in legal expenses; 4) $4,000 through March 1999 in travel expenses to the Company's non-

California sites for the purpose of assessing Y2K compliance; 5) $4,000 through March of 1999 on miscellaneous items including maintenance of the Y2K website and vendor compliance mailings; and 6) $75,600 through March 1999 in employee salaries. The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Y2K issue. The Company's evaluation is on-going and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Y2K ready in time.

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

  On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On January 15, 1999, the plaintiffs filed a consolidated amended class action complaint superseding all of the foregoing complaints. On March 1, 1999, defendants filed a demurrer to the consolidated amended complaint and each cause of action stated therein. On May 13, 1999, the Court heard the defendants' demurrer and sustained the demurrer with leave to amend the claims under the California Securities laws and the common law claim of fraud. A claim under the business and professions code remains.


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

           *10.46 Severance Agreement dated April 21, 1999 by and between the Company and Mr. Robert E. Collins.

           *10.47 Offer letter dated April 1, 1999 by and between the Company and Mr. Robert E. Collins.

           *27.1       Financial Data Schedule.
________________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 *  Previously Filed.

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


Date: June 14, 1999
                                         By:  /s/ Robert E. Collins
                                              ---------------------
                                              Robert E. Collins
                                              Chief Financial Officer and Vice
                                              President, Finance and
                                              Administration
                                              (Principal Accounting Officer)

EXHIBIT INDEX


     Exhibit No.
     -----------



         10.45(1) Sixth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of March 31, 1999.

         10.48* Severance Agreement dated April 21, 1999 by and between the Company and Mr. Robert E. Collins.


         10.49* Offer letter dated April 1, 1999 by and between the Company and Mr. Robert E. Collins.


         27.2*     Financial Data Schedule.
________________________
       (1) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       *Previously filed.