Form 10-Q
period 1999-06-30
P COM INC
filed 1999-08-16
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________
                                   FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to             .

                        Commission File Number: 0-25356
                               _________________
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

        Yes [X]   No [ ]

As of August 3, 1999, there were 64,265,631 shares of the Registrant's Common Stock outstanding, par value $0.0001.

This quarterly report on Form 10-Q consists of 43 pages of which this is page 1. The Exhibit Index appears on page 43.

                                  P-COM, INC.
                               TABLE OF CONTENTS

                                                                                         Page
PART I.       Financial Information                                                     Number
              ---------------------                                                     ------

  Item 1      Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998................................................       3

              Condensed Consolidated Statements of Operations for the three and six
              month periods ended June 30, 1999 and 1998...........................       4

              Condensed Consolidated Statements of Cash Flows for the six month
              periods ended June 30, 1999 and 1998.................................       5

              Notes to Condensed Consolidated Financial Statements.................       7

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................      12

  Item 3      Quantitative and Qualitative Disclosures About Market Risk...........      38


PART II.      Other Information
              -----------------

  Item 1      Legal Proceedings....................................................      39

  Item 2      Changes in Securities................................................      39

  Item 3      Defaults Upon Senior Securities......................................      39

  Item 4      Submission of Matters to a Vote of Security Holders..................      39

  Item 5      Other Information....................................................      39

  Item 6      Exhibits and Reports on Form 8-K.....................................      39

  Signatures  .....................................................................      42

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                                                       June 30,        December 31,
                                                                                         1999             1998
                                                                                      (unaudited)
                                                                                   ---------------  ----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                              $  47,601         $  29,241
 Accounts receivable, net of allowance of $7,495 and $4,600, respectively                  35,339            50,533
 Inventory                                                                                 60,609            79,026
 Prepaid expenses and notes receivable                                                     17,756            21,949
                                                                                   ---------------  ----------------
  Total current assets                                                                    161,305           180,749

Property and equipment, net                                                                45,382            52,086
Deferred income taxes                                                                       9,678             9,678
Goodwill and other assets                                                                  66,682            71,845
                                                                                   ---------------  ----------------
                                                                                        $ 283,047         $ 314,358
                                                                                   ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $  30,865         $  39,618
 Accrued employee benefits                                                                  3,986             3,345
 Other accrued liabilities                                                                 14,724            10,318
 Notes payable                                                                             49,800            46,360
                                                                                   ---------------  ----------------
  Total current liabilities                                                                99,375            99,641
                                                                                   ---------------  ----------------

Long-term debt                                                                             68,632            92,769
                                                                                   ---------------  ----------------

Series B Mandatorily Redeemable Convertible Preferred Stock                                     -            13,559
                                                                                   ---------------  ----------------

Mandatorily Redeemable Common Stock                                                         13,559                 -
                                                                                   ---------------  ----------------

Mandatorily Redeemable Common Stock Warrants                                                3,839             1,839
                                                                                   ---------------  ----------------

Stockholders' equity:
 Series A Preferred Stock                                                                       -                 -
 Common Stock                                                                                   5                 5
 Additional paid-in capital                                                               199,844           145,246
 Accumulated deficit                                                                      (99,190)          (38,783)
 Accumulated other comprehensive income                                                    (3,017)               82
                                                                                   ---------------  ----------------
  Total stockholders' equity                                                               97,642           106,550
                                                                                   ===============  ================
                                                                                        $ 283,047         $ 314,358
                                                                                   ===============  ================




  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)


                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                               1999              1998               1999             1998
                                                           -----------        ----------        ----------        ----------
Sales:
  Product                                                    $  27,088         $  54,549         $  54,722         $ 105,970
  Service                                                        8,954             8,910            19,368            16,126
                                                           -----------        ----------        ----------        ----------
    Total sales                                                 36,042            63,459            74,090           122,096
                                                           -----------        ----------        ----------        ----------
Cost of sales:
  Product                                                       43,252            32,788            62,327            61,635
  Service                                                        5,825             5,952            13,398            10,617
                                                           -----------        ----------        ----------        ----------
    Total cost of sales                                         49,077            38,740            75,725            72,252
                                                           -----------        ----------        ----------        ----------

Gross profit (loss)                                            (13,035)           24,719            (1,635)           49,844
                                                           -----------        ----------        ----------        ----------
Operating expenses:
  Research and development                                       9,579            10,192            19,219            17,920
  Selling and marketing                                          5,745             6,438            10,880            10,663
  General and administrative                                    21,576             4,871            27,277             8,762
  Goodwill amortization                                          2,054             2,094             4,108             2,792
  Acquired in-process research and development                       -                 -                 -            15,442
                                                           -----------        ----------        ----------        ----------
    Total operating expenses                                    38,954            23,595            61,484            55,579
                                                           -----------        ----------        ----------        ----------
Income (loss) from operations                                  (51,989)            1,124           (63,119)           (5,735)
Interest expense                                                (2,425)           (1,833)           (4,743)           (3,599)
Interest income                                                    180               346               401             1,228
Other income (expense), net                                       (129)               45                22                65
                                                           -----------        ----------        ----------        ----------
Loss before extraordinary item and income taxes                (54,363)             (318)          (67,439)           (8,041)
Provision (benefit) for income taxes                               252              (108)              252            (2,734)
                                                           -----------        ----------        ----------        ----------
Loss before extraordinary item                                 (54,615)             (210)          (67,691)           (5,307)
Extraordinary item: gain on retirement of Notes                      -                 -             7,284                 -
                                                           -----------        ----------        ----------        ----------
Net loss                                                     $ (54,615)        $    (210)        $ (60,407)        $  (5,307)
Charge related to conversion of Preferred Stock
   to Common Stock                                             (12,190)                -           (12,190)                -
                                                           -----------        ----------        ----------        ----------
Net loss applicable to holders of Common Stock               $ (66,805)        $    (210)        $ (72,597)        $  (5,307)
                                                           ===========        ==========        ==========        ==========
Basic net loss applicable to holders of common stock
per share:
  Loss before extraordinary item                             $   (1.29)        $   (0.00)        $   (1.64)        $   (0.12)
  Extraordinary item                                                 -                 -              0.15                 -
                                                           -----------        ----------        ----------        ----------
  Net loss                                                   $   (1.29)        $   (0.00)        $   (1.49)        $   (0.12)
                                                           ===========        ==========        ==========        ==========
Diluted net loss applicable to holders of common
stock per share:
  Loss before extraordinary item                             $   (1.29)        $   (0.00)        $   (1.64)        $   (0.12)
  Extraordinary item                                                 -                 -              0.15                 -
                                                           -----------        ----------        ----------        ----------
  Net loss                                                   $   (1.29)        $   (0.00)        $   (1.49)        $   (0.12)
                                                           ===========        ==========        ==========        ==========
Shares used in per share computations:
  Basic                                                         51,872            43,201            48,584            43,077
                                                           ===========        ==========        ==========        ==========
  Diluted                                                       51,872            44,253            48,584            43,077
                                                           ===========        ==========        ==========        ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                     Six Months Ended June 30,
                                                                                       1999              1998
                                                                                   ----------        ----------
Cash flows from operating activities:
------------------------------------
  Net loss                                                                          $ (60,407)         $ (5,307)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation                                                                          8,202             5,793
  Amortization of goodwill                                                              4,108             2,792
  Loss on disposals of fixed assets                                                     2,507                 -
  Change in minority interest                                                               -              (604)
  Deferred income taxes                                                                     -            (5,253)
  One-time charges                                                                     36,475                 -
  Acquired in-process research and development                                              -            15,442
  Non-cash effect of retirement of Notes                                               (7,284)                -

  Change in assets and liabilities (net of acquisition balances):
  Accounts receivable, net of charges                                                   3,381           (13,974)
  Inventory, net of charges                                                            (2,960)          (15,506)
  Prepaid expenses  and notes receivable                                                4,192            (8,353)
  Goodwill and other assets                                                             1,056            (1,495)
  Accounts payable                                                                     (8,753)          (11,828)
  Accrued employee benefits                                                               641               235
  Other accrued liabilities                                                             4,383              (648)
                                                                                   ----------        ----------
    Net cash used in operating activities                                             (14,459)          (38,706)
                                                                                   ----------        ----------
Cash flows from investing activities:
------------------------------------
  Acquisition of property and equipment                                                (3,910)          (18,887)
  Cash paid in business combinations, net of cash acquired                                  -           (49,478)
                                                                                   ----------        ----------
    Net cash used in investing activities                                              (3,910)          (68,365)
                                                                                   ----------        ----------
Cash flows from financing activities:
------------------------------------
  Payments under capital lease obligation                                                (258)                -
  Proceeds (payments) of notes payable                                                    (35)           39,353
  Proceeds from the issuance of common stock, net of issuance costs                    38,343             3,513
  Proceeds from long-term debt                                                          1,778                 -
                                                                                   ----------        ----------
    Net cash provided by financing activities                                          39,828            42,866
                                                                                   ----------        ----------
Effect of exchange rate changes on cash                                                (3,099)            1,048
                                                                                   ----------        ----------
Net increase (decrease) in cash and cash equivalents                                   18,360           (63,157)
Cash and cash equivalents at the beginning of the period                               29,241            88,145
                                                                                   ----------        ----------
Cash and cash equivalents at the end of the period                                  $  47,601          $ 24,988
                                                                                   ==========        ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (In thousands, unaudited)



                                                                           Six Months Ended June 30,
                                                                            1999            1998
                                                                       -----------        ----------
Supplemental cash flow disclosures:
----------------------------------
  Cash paid for income taxes                                              $    331         $   1,902
                                                                       ===========        ==========
  Cash paid for interest                                                  $  4,804         $   3,839
                                                                       ===========        ==========
  Promissory note issued in connection with the acquisition of Cylink,
    net of amount withheld                                                $    -           $   9,682
                                                                       ===========        ==========
  Exchange of Convertible Subordinated Notes for Common Stock             $ 25,539         $     -
                                                                       ===========        ==========
  Equipment purchased under capital lease                                 $     95         $     -
                                                                       ===========        ==========
  Repricing of Warrants                                                   $  2,000         $     -
                                                                       ===========        ==========





  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30,1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited 1998 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K/A (File No. 0-25356). Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

2. NET LOSS PER SHARE

  For purpose of computing diluted loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. For the three and six months ended June 30, 1999, options to purchase approximately 2,740,316 and 1,846,749 shares of Common Stock were excluded from the computation, respectively. For the six months ended June 30, 1999, the assumed conversion of the 4 1/4% Convertible Subordinated Notes ("Notes") into 2,472,246 shares of Common Stock was not included in the computation of diluted loss per share because the effect would be antidilutive.

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

                                                   Three Months Ended                         Six Months Ended
                                                         June 30,                                  June 30,
                                                1999                 1998                  1999                 1998
                                          ---------------      -----------------      ---------------      ---------------

Net loss                                         $(54,615)                $ (210)            $(60,407)             $(5,307)
Other comprehensive income (expense)               (1,978)                 1,231               (3,099)               1,048
                                          ---------------      -----------------      ---------------      ---------------
Total comprehensive income (loss)                $(56,593)                $1,021             $(63,506)             $(4,259)
                                          ===============      =================      ===============      ===============

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

4. BORROWING ARRANGEMENTS

  The Company entered into a new revolving line-of-credit agreement on May 15, 1998, as amended, that provides for borrowings of up to $50.0 million. At June 30, 1999, the Company had been advanced approximately $46.3 million and had used the remaining $3.7 million to secure letters of credit under such line. In July 1999, the Company repaid $20.0 million of this indebtedness, reducing the principal balance to $30.0 million. The revolving commitment, as amended, is reduced to $30.0 million until maturity on January 15, 2000. Borrowings under the line are secured by the assets of the Company and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through June 30, 1999. Non-compliance could cause the Company to be in default under the bank credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts.

  The remaining borrowings consist of bank loans and notes payable of $4.9 million, and amounts drawn under lines of credit available to the Company's foreign subsidiaries, with interest rates ranging from 8% to 12%. The Company's foreign subsidiaries had lines of credit available from various financial institutions. At June 30, 1999, $3.5 million had been drawn down under these facilities. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

5.  CAPITAL STOCK

The Company raised gross proceeds of $15 million and $40 million, respectively, through the issuance of Series B Convertible Preferred Stock and warrants in December 1998, and through the sale of 10,067,958 newly issued shares of Common Stock in June 1999.

The Company retired approximately $40 million of its Notes between December 1998 and February 1999 through the issuance of 5,279,257 shares of Common Stock.

During June 1999, the Company exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,134,795 shares of Common Stock and the Company also exchanged outstanding warrants to purchase 1,242,257 shares of Common Stock, which were held by the holders of the Series B Convertible Preferred Stock, for new warrants to purchase 1,242,257 shares of Common Stock with an exercise price of $3.00 per share rather than $3.47 per share. In connection with the exchange agreements, each holder of the Series B Convertible Preferred Stock agreed to waive all premiums accrued and penalties incurred through the exchange date in connection with the Series B Convertible Preferred Stock. The Company recorded a charge in the second quarter of approximately $12.2 million resulting from this exchange, increasing the loss applicable to common stockholders when computing earnings(loss) per share.

6.  BALANCE SHEET COMPONENTS

  Inventory consists of the following (in thousands):

                                                                       June 30,               December 31,
                                                                         1999                     1998
                                                                      (unaudited)
                                                                 --------------------      ------------------

Raw materials                                                                 $14,421                 $16,395
Work-in-process                                                                22,828                  42,995
Finished goods                                                                 23,360                  19,636
                                                                 --------------------      ------------------
                                                                              $60,609                 $79,026
                                                                 ====================      ==================

  Property and equipment consist of the following (in thousands):

                                                                       June 30,               December 31,
                                                                         1999                     1998
                                                                      (unaudited)
                                                                 --------------------      ------------------

Tooling and test equipment                                                $   51,800                $  52,718
Computer equipment                                                            10,357                    9,210
Furniture and fixtures                                                         6,873                    7,220
Land and buildings                                                             3,119                    3,506
Construction-in-process                                                        4,249                    4,878
                                                                 -------------------       ------------------
                                                                              76,398                   77,532
Less- accumulated depreciation and amortization                              (31,016)                 (25,446)
                                                                 -------------------       ------------------
                                                                          $   45,382                $  52,086
                                                                 ===================       ==================

  Goodwill and other assets consist of the following (in thousands):

                                                                       June 30,               December 31,
                                                                         1999                     1998
                                                                      (unaudited)
                                                                 --------------------      ------------------
Goodwill:
 Technosystem                                                               $ 15,850                 $ 15,850
 CSM                                                                          22,295                   22,295
 Cylink                                                                       34,261                   34,261
 Cemetel                                                                       4,360                    4,360
                                                                 -------------------       ------------------
                                                                              76,766                   76,766
Less- accumulated amortization                                               (12,531)                  (8,424)
                                                                 -------------------       ------------------
 Net goodwill                                                                 64,235                   68,342
Other assets                                                                   2,447                    3,503
                                                                 -------------------       ------------------
                                                                            $ 66,682                 $ 71,845
                                                                 ===================       ==================

7. RESTRUCTURING AND OTHER ONE-TIME CHARGES

  During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Accrued restructuring costs of $4.3 million were recorded in the third quarter of 1998 relating to these initiatives. As of June 30, 1999, the Company had expensed these costs against the provision.

  In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, $11.8 million in accounts receivable write-offs and reserves, and $3.3 million in facility and fixed asset write-offs and other related charges, and resulted in an increase to inventory reserves of approximately $21.4 million. The need for the decrease in the sales forecast was evidenced by the Company's sales trends for the last two quarters which did not meet management's initial expectations for recovery and renewed growth throughout the telecommunications industry, and is further evidenced by the modest growth in the revenues of several of the Company's competitors.

8. SEGMENT REPORTING

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

  The accounting policies of the operating segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Annual Report on Form 10-K. The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. The following tables show the operations of the Company's operating segments (in thousands, unaudited):


For the Three Months Ended                        Product                    Service
June 30, 1999                                      Sales                      Sales                        Total
------------------------------------------      ----------                  ----------                    --------
Sales                                             $ 27,088                     $ 8,954                    $ 36,042
Income (loss) from operations                      (52,946)                    $   957                     (51,989)
Depreciation                                      $ (3,791)                    $  (210)                   $ (4,001)
Total assets                                      $261,775                     $21,272                    $283,047
Interest expense                                  $ (2,328)                    $   (97)                   $ (2,425)

For the Three Months Ended                        Product                    Service
June 30, 1999                                      Sales                      Sales                        Total
------------------------------------------      ----------                  ----------                    --------
Sales                                             $ 54,549                     $ 8,910                    $ 63,459
Income (loss) from operations                     $   (268)                    $ 1,392                    $  1,124
Depreciation                                      $  5,711                     $    82                    $  5,793
Total assets                                      $318,770                     $13,868                    $332,638
Interest expense                                  $ (1,822)                    $   (11)                   $ (1,833)

For the Six Months Ended                          Product                    Service
June 30, 1999                                      Sales                      Sales                        Total
------------------------------------------      ----------                  ----------                    --------
Sales                                             $ 54,722                     $19,368                    $ 74,090
Income (loss) from operations                      (64,583)                    $ 1,464                     (63,119)
Depreciation                                      $ (7,482)                    $  (720)                   $ (8,202)
Total assets                                      $261,775                     $21,272                    $283,047
Interest expense                                  $ (4,550)                    $  (193)                   $ (4,743)

For the Six Months Ended                          Product                    Service
June 30, 1999                                      Sales                      Sales                        Total
------------------------------------------      ----------                  ----------                    --------
Sales                                             $105,970                     $16,126                   $ 122,096
Income (loss) from operations                     $ (8,188)                    $ 2,453                   $  (5,735)
Depreciation                                      $  8,572                     $   144                   $   8,716
Total assets                                      $318,770                     $13,868                   $ 332,638
Interest expense                                  $ (3,578)                    $   (21)                  $  (3,599)

  A reconciliation of income (loss) from operations to loss before extraordinary item and income taxes is as follows (in thousands, unaudited):

                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                                June 30,
                                                        1999                 1998                 1999                 1998
                                                 ---------------      ---------------      ---------------      ---------------
Loss from operations                             $       (51,989)     $         1,124      $       (63,119)     $        (5,735)
Interest expense                                          (2,425)              (1,833)              (4,743)              (3,599)
Interest income                                              180                  346                  401                1,228
Other income (expense), net                                 (129)                  45                   22                   65
                                                 ---------------      ---------------      ---------------      ---------------
Loss before extraordinary item and income taxes  $       (54,363)     $          (318)     $       (67,439)     $        (8,041)
                                                 ===============      ===============      ===============      ===============

  The Company's product and service sales by category are as follows (in thousands, unaudited):

                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                       1999                1998                1999                1998
                                                 ---------------     ---------------     ---------------     ---------------
Microwave radio transmission equipment                   $26,009             $44,878             $46,899            $ 89,910
Broadcast equipment                                          599               6,993               3,879              12,275
Network monitoring equipment                                 480               2,678               3,943               3,785
Service                                                    8,954               8,910              19,368              16,126
                                                 ---------------     ---------------     ---------------     ---------------
                                                         $36,042             $63,459             $74,090            $122,096
                                                 ===============     ===============     ===============     ===============


  The breakdown of sales by geographic customer destination and property and equipment, net, are as follows (in thousands, unaudited):

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
Sales:                                                  1999                 1998                1999               1998
                                                 -----------------     ---------------     --------------     --------------
 United States                                             $ 8,759             $24,444            $20,335           $ 34,353
 United Kingdom                                             13,407               7,068             27,972             29,990
 Europe                                                     12,056              19,136             18,877             29,858
 Africa                                                         --               4,076                178             14,921
 Asia                                                        1,370               3,379              2,688              8,321
 Other geographic regions                                      450               5,356              4,040              4,653
                                                 -----------------     ---------------     --------------     --------------
                                                           $36,042             $63,459            $74,090           $122,096
                                                 =================     ===============     ==============     ==============


                                                               At June 30,
Property and equipment, net:                            1999                 1998
                                                 -----------------     ---------------
 United States                                             $27,252             $27,920
 United Kingdom                                             10,860               9,512
 Italy                                                       7,154               8,283
 Other geographic regions                                      116                 153
                                                 -----------------     ---------------
                                                           $45,382             $45,868
                                                 =================     ===============

9. CONTINGENCIES

  The Company is a defendant in a consolidated class action lawsuit in which the plaintiffs are alleging various securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. The Company believes the action is without merit and intends to defend this action vigorously. This proceeding is at a very early stage and the Company is unable to speculate on its ultimate outcome. However, the ultimate result of the matter described above could have a material adverse effect on the Company's results of operations or financial position either through the defense or result of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1998 Annual Report on Form 10-K as amended, and other documents filed by the Company with the Securities and Exchange Commission.

Overview

  P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. All financial information presented in this Quarterly Report on Form 10-Q has been presented to include the operating results of Control Resources Corporation ("CRC") RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in 1997. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, and the Company also provides software and related services for these products. Additionally, the Company offers turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. The Company is currently field testing and further developing a range of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries.

  The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. The Company has an accumulated deficit of approximately $99.2 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $99.2 million at June 30, 1999 reflects the net losses of $55.3 million in 1998 and $54.6 million during the second quarter of 1999.

  The net loss in the second quarter of 1998 included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in the second quarter of 1999 included one-time charges of $36.5 million. The net loss in 1998 and 1999 was primarily due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of 1998, in part due to the economic turmoil which began in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, and certain of its facilities, fixed assets and goodwill in the third quarter of 1998 as well as in the second quarter of 1999.

  During 1997 and the first half of 1998, both the Company's sales and operating expenses increased rapidly. During the remainder of 1998 and the first half of 1999, the Company's operating expenses continued to increase, while the Company's sales declined significantly. There can be no assurance that the Company's sales will return to the levels experienced in 1997 or in the first half of 1998 or that sales will not continue to decline. The Company has not recovered from the downturn and sales have remained sluggish in the first half of 1999. In recent quarters, the Company has been experiencing higher than normal price declines. The declines in prices have had a downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. Although the Company is taking measures to reduce operating expenses, the Company intends to continue to invest in its operations, particularly to support product development and the marketing and sales of recently introduced products. As such, there can be no assurance that operating expenses will not continue to increase in 1999 as compared to 1998, or that the operating expense cuts will prove effective. If the Company's sales do not correspondingly increase, the Company's business, financial condition, and results of operations would continue to be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods.

  During the second half of 1997 and the first half of 1998, the Company significantly expanded the scale of its operations to support potential market opportunities and to address critical infrastructure and other requirements. This expansion included the opening of sales offices in the United Arab Emirates (since closed), Singapore, China and Mexico (since closed), the acquisition of the assets of the Cylink Wireless Group, significant investments in research and development to support product development and services, and the hiring of additional personnel in all functional areas, including sales and marketing, finance, manufacturing and operations. Because the Company's sales did not correspondingly increase, the Company's results of operations were materially adversely affected and a cost reduction program was initiated.

  The Company raised gross proceeds of $15 million and $40 million, respectively, through the issuance of Series B Convertible Preferred Stock and warrants in December 1998, and through the sale of 10,067,958 newly issued shares of Common Stock in June 1999. The Company retired approximately $40 million of its 4 1/4% Convertible Subordinated Notes ("Notes") between December 1998 and February 1999 through the issuance of 5,279,257 shares of Common Stock. During June 1999, the Company issued 5,134,795 shares of Common Stock in exchange for all 15,000 shares of Series B Convertible Preferred Stock and the Company also issued new warrants to purchase 1,242,257 shares of Common Stock, with an exercise price of $3.00 per share in exchange for 1,242,257 outstanding warrants with an exercise price of $3.47 per share which were held by the holders of the Series B Convertible Preferred Stock. In connection with the exchange agreements, each holder of the Series B Convertible Preferred
Stock agreed to waive all premiums accrued and penalties incurred in connection with the Series B Convertible Preferred Stock as of the date of exchange. The Company recorded a charge in the second quarter of 1999 of approximately $12.2 million resulting from this exchange, increasing the loss applicable to common stockholders when computing earnings per share. The exchange agreements also provide, in some circumstances, for the Company to pay further penalties and/or to be required to purchase the 5,134,795 shares of Common Stock.

  The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                        Three Months Ended                          Six Months Ended
                                                               June 30,                                   June 30,
                                                      1999                  1998                  1999                  1998
                                                 ---------------       ---------------       ---------------       ---------------
Sales:
 Product                                                    75.2%                 86.0%                 73.9%                 86.8%
 Service                                                    24.8                  14.0                  26.1                  13.2
                                                 ---------------       ---------------       ---------------       ---------------
  Total sales                                              100.0                 100.0                 100.0                 100.0
                                                 ---------------       ---------------       ---------------       ---------------
Cost of sales:
 Product                                                   120.0                  51.7                  84.1                  50.5
 Service                                                    16.2                   9.3                  18.1                   8.7
                                                 ---------------       ---------------       ---------------       ---------------
  Total cost of sales                                      136.2                  61.0                 102.2                  59.2
                                                 ---------------       ---------------       ---------------       ---------------
Gross profit (loss)                                        (36.2)                 39.0                  (2.2)                 40.8
                                                 ---------------       ---------------       ---------------       ---------------
Operating expenses:
 Research and development                                   26.6                  16.1                  25.9                  14.7
 Selling and marketing                                      15.9                  10.1                  14.7                   8.7
 General and administrative                                 59.8                   7.7                  36.9                   7.2
 Goodwill amortization                                       5.7                   3.3                   5.5                   2.3
 Acquired in-process
     research and development                                 --                    --                    --                  12.6
                                                  ---------------       ---------------       ---------------       ---------------
 Total operating expenses                                  108.0                  37.2                  83.0                  45.5
                                                 ---------------       ---------------       ---------------       ---------------
 Income (loss) from operations                            (144.2)                  1.8                 (85.2)                 (4.7)
 Interest expense                                           (6.7)                 (2.9)                 (6.4)                 (2.9)
 Interest income                                             0.5                   0.5                   0.5                   1.0
 Other income (expense)                                     (0.4)                  0.1                    --                    --
                                                 ---------------       ---------------       ---------------       ---------------
 Loss before income taxes                                 (150.8)                 (0.5)                (91.1)                 (6.6)
 Provision (benefit) for income taxes                        0.7                  (0.2)                  0.3                  (2.2)
                                                  ---------------       ---------------       ---------------       ---------------
 Loss before extraordinary item                           (151.5)                 (0.3)                (91.4)                 (4.4)
 Extraordinary item: retirement of Notes
     Notes                                                    --                    --                   9.8                    --
                                                 ---------------       ---------------       ---------------       ---------------
 Net loss                                                 (151.5%)                (0.3%)               (81.6%)                (4.4%)

                                                 ===============       ===============       ===============       ===============

During 1997, the Tel-Link product line contributed approximately $154.9 million or 70.2% of the Company's total sales of approximately $220.7 million. During 1998, the Tel-Link product line contributed approximately $78.1 million or 64.0% of the Company's total sales of approximately $122.1 million. Tel-Link product line sales decreased by 41.4% from approximately $44.2 million in the second quarter of 1998 to approximately $25.9 million in the second quarter of 1999. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil which began in Asia, and increased competition and downward pricing pressure.

     In August 1999, the Company announced that it had determined that CRC and Technosystem S.p.A., were not a part of the Company's long-term strategic focus, and that accordingly it was evaluating alternatives for those two subsidiaries, including possible disposition.

Results of operations for the three and six months ended June 30, 1999 and 1998

  Sales.   Sales for the three months ended June 30, 1999 were approximately
$36.0 million, compared to $63.5 million for the same period in the prior year, a decrease of $27.5 million or 43.3%. Sales for the six months ended June 30, 1999 and 1998 were approximately $74.1 million and $122.1 million, respectively, a decrease of 39.3%. The decrease was primarily due to the market slowdown for the Company's Tel-Link product line. Sales for the Tel-Link product line for the three months ended June 30, 1999 and 1998 were approximately $25.9 million and $24.6 million , respectively. For the six months ended June 30, 1999 and 1998, sales for the Tel-Link product line were approximately $44.1 million and $60.5 million, respectively, a decrease of 27.1%. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil which began in the Pacific Rim countries, and increased competition and downward pricing pressure. Sales for the non-Tel-Link product lines for the three months ended June 30, 1999 and 1998 decreased approximately 51.3% from approximately $19.3 million in the three months ended June 30, 1998 to approximately $9.4 million for the three months ended June 30, 1999. For the six months ended June 30, 1999 and 1998, sales for the non-Tel-Link product lines were approximately $30.0 million and $61.6 million, respectively, a decrease of 51.3%. Sales to new customers during the second quarter of 1999 and for the first six months of 1999 were less than 20% of total sales. For the corresponding periods in 1998, sales to new customers were less than 10% of total sales. For the three months ended June 30, 1999, four customers accounted for 52.1% of the sales of the Company. For the three months ended June 30, 1998, one customer accounted for 60.1% of the sales of the Company. For the six months ended June 30, 1999, two customers accounted for 44.7% of the sales of the Company. For the six months ended June 30, 1998, five customers accounted for 55.1% of the sales of the Company.

  Product sales for the three months ended June 30, 1999 were approximately $27.1 million or 75.2% of total sales, and service sales were approximately $9.0 million or 24.8% of total sales. For the corresponding period in 1998, product sales were $54.5 million or 86% of total sales, and service sales were $8.9 million or 14% of total sales. The decrease in product sales was primarily due to lower demand due in part to the economic turmoil in the Pacific Rim countries, and a general slowdown in the telecommunication equipment industry, which resulted in declining prices and surplus capacity. Product sales for the six months ended June 30, 1999 were approximately $54.7 million or 73.9% of total sales, and service sales were approximately $19.4 million or 26.1% of total sales. Product sales for the six months ended June 30, 1998 were approximately $106.0 million or 86.8% of total sales and service sales were approximately $16.1 million or 13.2% of total sales. The increase in service sales was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force, which offset the effect of the industry-wide slowdown. The reasons for the decrease and increase were the same as the reasons stated for the three-month-period comparisons.

  Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended June 30, 1999, the Company generated approximately $8.8 million or 25% of its sales in the U.S. and approximately $26.5 million or 75.0% internationally. For the three months ended June 30, 1998, the Company generated approximately $14.9 million or 23% of its sales in
the U.S. and approximately $48.5 million or 77% internationally.   For the six
months ended June 30, 1999, the Company generated approximately $20.4 million or 18.3% of its sales in the U.S. and approximately $90.9 million or 81.7% internationally. For the six months ended June 30, 1998, the Company generated approximately $24.8 million or 20% of its sales in the U.S. and approximately $97.3 million or 80% internationally. Many of the Company's largest customers use the Company's products and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and the amounts purchased depend on the phase of the rollout in a geographic area or a market. Consequently, the customer may have different purchasing requirements from quarter to quarter, and may continue to vary the amount purchased from the Company accordingly.

  The Company acquired the assets of the Cylink Wireless Group on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group for the second quarter of 1999 and 1998 were $0.1 million and $8.7 million, respectively. Sales for the Cylink Wireless Group in the first two quarters of 1998 were approximately $10.7 million, as compared with approximately $3.3 million during the first two quarters of 1999.

  The Company provides its customers with significant volume price discounts, which would lower the average selling price of a particular product line as more units are sold. In addition, the Company expects that the average selling price of a particular product line will also decline as such product matures, and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell new systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products.

  Gross Profit.   For the three months ended June 30, 1999 and 1998, gross
profit (loss) was approximately $(13.0) million, or (36.2)% of sales, and approximately $24.7 million, or 39.0% of sales, respectively. For the six months ended June 30, 1999 and 1998, gross profit (loss) was approximately $(1.6) million or (2.2)% of net sales, and approximately $49.8 million, or 40.8% of net sales, respectively. The decline in gross margin in the second quarter of 1999 compared to the corresponding period in 1998 was primarily due to additional provisions for inventory-related issues and other non-recurring costs of approximately $21.4 million. In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry which required a review of the Company's inventory on hand and on order resulted in an increase in inventory and other related reserves of approximately $21.4 million.

  The inventory reserves included a reserve for excess and obsolete inventory of approximately $15.4 million. The Company makes no distinction or categorization between excess and obsolete inventory at this time. The Company's inventory levels were driven based upon forecasted sales expectations worldwide. Included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. Though it is not customary to rework semi-custom finished goods, the Company believes that in some cases it can be less expensive than purchasing new parts and can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

  Additionally, an accrual for uncancelable excess inventory on order of approximately $6.0 million was charged to accrued liabilities. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

  The remaining decline in gross margin for the period was due to lower point-to-point equipment sales volumes and product rework charges which resulted in additional unabsorbed manufacturing variances, and declining average selling prices for the industry sector which generated lower margins.

  For the second quarter of 1999 and 1998, product gross profit (loss) as a percentage of product sales was approximately (44.8)% and 34.3%, respectively. Approximately sixty-eight percentage points of the seventy-nine percentage point decrease in product gross profit was due to the additional provisions for inventory related issues and other non-recurring costs of approximately $21.4 million discussed above. The remaining decrease of eleven percentage points was due to manufacturing variances and declining average selling prices for the industry sector which generated lower margins. Service gross profit as a percentage of service sales was approximately 34.9% and 33.2% for the second quarter of 1999 and 1998, respectively. The increase in service gross profit percentage was due to changes in the services provided related to changes in the customer mix.

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

  Research and Development. Expenses consist primarily of costs associated with personnel and equipment. The Company's research and development activities include the development of additional frequencies and varying operating features and related software tools. The Company's software products are integrated into its hardware products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and before general release to customers are capitalized, if material. To date, all software development costs incurred after the establishment of technological feasibility have been immaterial.

  For the three months ended June 30, 1999 and 1998, research and development expenses were approximately $9.6 million and $10.2 million, respectively. As a percentage of sales, research and development expenses increased from 16.1% in the three months ended June 30, 1998 to 26.6% in the corresponding period in 1999. The percentage increase in research and development expenses during the three months ended June 30, 1999 as compared to the corresponding period in 1998 was primarily due to the Company's sales decline and the significant investment in engineering efforts to develop a new point-to-multipoint product.

  For the six months ended June 30, 1999 and 1998 research and development expenses were approximately $19.2 million and $17.9 million, respectively. As a percentage of sales, research and development expenses increased from 14.7% in the six months ended June 30, 1998 to 25.9% in the corresponding period in 1999. The increase in research and development during the six months ended June 30, 1999, as compared to the corresponding period in 1998 was due primarily to the Company's sales decline and the significant investment in research and development to support product development and services, including the costs associated with new product development due to the acquisition of the Cylink Wireless Group in March 1998, and the Company's engineering efforts to develop a point-to-multipoint product.

  Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources for the development of new systems and enhancements (including additional frequencies and various operating features and related software tools). Research and development expenses for the point-to-multipoint product will wind down with the launch of the product later in 1999, reducing overall research and development expenses.

  Selling and Marketing. Expenses consist of salaries, investments in international operations, sales commissions, travel expenses, customer service and support expenses, and costs related to advertising and trade shows. For the three months ended June 30, 1999 and 1998, selling and marketing expenses were approximately $5.7 million and $6.4 million, respectively. As a percentage of sales, selling and marketing expenses increased from 10.1% in the three months ended June 30, 1998 to 15.9% in the corresponding period in 1999. The increase in selling and marketing expenses as a percentage of sales was primarily due to the lower level of sales in the second quarter of 1999 compared to the corresponding period in 1998.

  Selling and marketing expenses for the six months ended June 30, 1999 and 1998 were approximately $10.9 million and $10.7 million, respectively. As a percentage of sales, selling and marketing expenses increased from 8.7% in the six months ended June 30, 1998 to 14.7% in the corresponding period in 1999. The increase in selling and marketing expenses as a percentage of sales was primarily due to the lower level of sales in the first half of 1999, and the expansion and start-up of the Company's international sales organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico. During July 1999, as part of a cost reduction program, the Company closed its sales offices in the United Arab Emirates and Mexico.

  General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services. For the three months ended June 30, 1999 and 1998, general and administrative expenses were $21.6 million and $4.9 million, respectively. As a percentage of sales, general and administrative expenses increased from 7.7% in the three months ended June 30, 1998 to 59.8% in the corresponding period in 1999. This increase in general and administrative expense was due primarily to a charge for accounts receivable write-offs and reserves of $11.8 million in the second quarter of 1999. The need for the increase in write-offs and reserves in the second quarter was due primarily to a South African customer's inability to pay and the slower than expected recovery throughout the telecommunications industry, which required management to reevaluate the Company's ability to collect on several past due accounts receivable balances from foreign customers. The Company has over 200 customers worldwide with business requirements ranging from a few thousand to millions of dollars annually. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate.

  Additionally, the Company combined its three Campbell, CA locations, which resulted in the abandonment of one of its leased facilities in Campbell, CA, incurring charges of approximately $3.3 million in the second quarter of

1999. Some of the employees were transferred to other business units while 30 others were laid off. Each functional vice president submitted a list of the eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. These layoffs affected most business functions and job classes. As a result of the facilities closure, certain fixed assets became idle, and leased buildings were abandoned. Approximately $3.0 million of the charge comprises the write-off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with abandoned leased facilities. This amount does not include any expenses, such as moving expenses or lease payments, that will benefit future operations. Additionally, the charge includes approximately $0.3 million for severance costs. In addition, the Company closed the sales office located in the United Arab Emirates. All employees were given severance pay.

  Additionally, the increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in the three months ended June 30, 1999 compared to the corresponding period in 1998.

  General and administrative expenses for the six months ended June 30, 1999 and 1998 were approximately $27.3 million and $8.8 million, respectively. As a percentage of sales, general and administrative expenses increased from 7.2% in the six months ended June 30, 1998 to 36.9% in the corresponding period in 1999. This increase in general and administrative expense was due primarily to the one-time charge for accounts receivable write-offs and reserves and the Campbell, California facilities consolidation in the second quarter of 1999. Additionally, the increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in the six months ended June 30, 1999 compared to the corresponding period in 1998, increased staffing and other costs resulting from the Company's international expansion, primarily in its services segment, and the acquisition of the Cylink Wireless Group in March of 1998. Though the Company is taking measures to reduce expenses where appropriate, the Company expects to continue to incur additional significant ongoing expenses as a publicly owned company relating to legal, accounting and other administrative services and expenses, including its class action litigation. The Company expects general and administrative expenses to increase in absolute dollars in 1999 as compared to 1998.

  Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on the expected revenue stream or on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. For the three months ended June 30, 1999 and 1998, goodwill amortization was $2.1 million per quarter.

  Goodwill amortization for the six months ended June 30, 1999 and 1998 was $4.1 million and $2.8 million, respectively. The increase in goodwill amortization in the six months ended June 30, 1999 as compared to the corresponding period in 1998 was due to the Company recording amortization expense relating to the acquisition of the assets of the Cylink Wireless Group on March 28 and April 1, 1998.

  In-Process Research and Development.   The Company has had no expenses for
acquired in-process research and development in 1999. On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Cylink Wireless Group. The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

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

  In addition, other factors were considered in determining the value assigned to purchased IPR&D, which consisted of research projects in areas supporting products which address the growing third world markets by offering a new point-to-multipoint product, a faster, less expensive and more flexible point-to-point product, and the development of enhanced Airlink products, consisting of a Voice Extender, Data Metro II, and RLL Encoding products. At the time of acquisition, these projects were estimated to be 60%, 85%, and 50% complete, respectively.

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

  Interest and Other Income (Expense). For the second quarter of 1999, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's Notes, and finance charges and fees related to the Company's receivables purchase agreements. For the second quarter of 1998, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's Convertible Subordinated Promissory Notes due 2002 ("Notes"), and finance charges and fees related to the Company's receivables purchase agreements.

  The Company incurred interest expense of $2.4 million during the three-month period ended June 30, 1999 compared to $1.8 million during the corresponding period in 1998. Additionally, the Company incurred interest expense of $4.7 million during the six-month period ended June 30, 1999 compared to $3.6 million during the corresponding period in 1998. The increase in interest expense during the first two quarters of 1999 compared to the same period in 1998 was due to an increase in borrowings under the Company's bank line of credit, partially offset by a reduction in the principal balance of the Notes.

  The Company generated interest income of $0.2 million during the three-month period ended June 30, 1999 compared to $0.3 million during the corresponding period in 1998. The Company generated interest income of $0.4 million during the six-month period ended June 30, 1999 compared to $1.2 million during the corresponding period in 1998. Interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts.

  Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries, and trade discounts taken.

  During 1998 and the first and second quarters of 1999, contracts negotiated in foreign currencies were limited to British pound sterling contracts and Italian lira contracts, and the Company experienced payment delays on equipment that had already been shipped due in part to currency fluctuations. The Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of June 30, 1999, the Company had forward exchange contracts valued at approximately $13.5 million. The forward contracts generally have maturities of six months or less.

  Extraordinary Item. In January and February of 1999, the Company exchanged an aggregate of $25.5 million of its Notes for an aggregate of 2,792,257 shares of its Common Stock with a fair market value of $18.3 million and recorded an extraordinary gain of $7.3 million in the first quarter of 1999.

  Provision (Benefit) for Income Taxes.   The Company's effective tax rates for
the first and second quarters of 1999 and the year ended December 31, 1998 were 0.0% and 16.9%, respectively. The Company's effective tax rate is less than the combined federal and state statutory rate, principally due to net operating losses and loss credit carry forwards available to offset taxable income.

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

  Conversion of Preferred Stock. In June 1999, the Company exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,134,795 shares of Common Stock. The Company also exchanged outstanding warrants to purchase 1,242,257 shares of Common Stock, which were held by the holders of the Series B Convertible Preferred Stock, for new warrants with an exercise price of $3.00 per share rather than $3.47 per share. In connection with the exchange agreements, each holder of the Series B Convertible Preferred Stock agreed to waive all premiums accrued and penalties incurred in connection with the Series B Convertible Preferred Stock.

  This resulted in a $12.2 million charge to stockholders' equity in the second quarter, increasing the loss applicable to holders' Common Stock when computing earnings per share by $0.24 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $14.5 million to finance operating activities during the six months ended June 30, 1999, primarily due to the net loss (excluding an extraordinary gain on the retirement of Notes of $7.3 million) of $60.4 million. This net loss included non-cash charges for depreciation, amortization, loss on disposals of assets, and a one-time charge of $8.2 million, $4.1 million, $5.6 million, and $36.5 million, respectively. The remaining uses of cash were due to the increase in inventory of $3.0 million, and the decrease in accounts payable of $8.8 million. These uses of cash were partially offset by a decrease in accounts receivable of $3.4 million, prepaid expenses and notes receivable of $4.2 million, and other assets of $1.1 million, and an increase in accrued employee benefits, and other accrued liabilities of $0.6 million and $4.4 million, respectively.

  The Company used approximately $3.9 million in investing activities during the six months ended June 30, 1999 to acquire capital equipment.

  The Company generated approximately $39.8 million in its financing activities during the six months ended June 30, 1999. The Company received $1.8 million from banking relationships, principally with the Company's subsidiaries in Italy, and approximately $38.3 million from the issuance of 10.1 million newly issued shares of the Company's Common Stock, net of issuance costs, which was sold to a group of institutional investors, and Common

Stock issued pursuant to the Company's stock option and employee stock purchase plans. These proceeds were offset by payments of approximately $0.3 million for a sale lease-back transaction and the repayment of notes payable.

  At June 30, 1999 and December 31, 1998, net accounts receivable were approximately $35.3 million and $50.5 million, respectively. This decrease in accounts receivable was due primarily to the charge for accounts receivable write-offs and reserves of $11.8 million in the second quarter of 1999. The need for these write-offs and reserves in the second quarter of 1999 was due primarily to the slower than expected recovery throughout the telecommunications industry, which required management to reevaluate the Company's ability to collect several past due accounts receivable balances from foreign customers. The Company has over 200 customers worldwide with business requirements ranging from a few thousand to millions of dollars annually. The Company's credit policy for both domestic and international customers requires letters of credit and down payments from those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments to the Company. The Company's credit policy allows payment terms ranging from 30 to 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates within the company from the collections department to the sales force to senior management as needed. Outside collection agencies and legal resources are also utilized where appropriate.

  The Company has entered into a receivables purchase agreement which permits the Company to sell up to $14 million in accounts receivable to two banks. For this service, the banks received a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. During July 1999, the Company cancelled one of the purchase agreements with one of the banks. The remaining agreement allows the Company to sell up to $7.0 million in accounts receivable to the remaining bank. In 1999 and 1998, there were no material gains or losses on accounts receivable sold without recourse. During the first quarter of 1999, $13.6 million of the Company's accounts receivable were sold pursuant to such contract. No accounts receivable balances were sold during the second quarter of 1999. These sales have no recourse to the Company. The Company may continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs.

  At June 30, 1999 and December 31, 1998, inventory was approximately $60.6 million and $79.0 million, respectively. The decrease in inventory was primarily due to the $21.4 million added to reserves for excess and obsolete inventory on hand and on order. Included in the reserve for excess and obsolete inventory was $0.8 million to be spent for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions.

  The second quarter 1999 inventory write-down, accounts receivable write-offs and reserves, and operating losses adversely affected working capital. At June 30, 1999, the Company had working capital of approximately $61.9 million, compared to $81.1 million at December 31, 1998. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that have and could continue to materially adversely affect the Company's business prospects, financial condition and results of operations.

  The gross proceeds of $40.0 million from the private placement of Common Stock to seven institutional investors in June 1999 benefited the Company's working capital and cash position as of June 30, 1999. As of June 30, 1999, the Company had approximately $47.6 million of cash and cash equivalents. In addition, the Company entered into a new revolving line-of-credit agreement on May 15, 1998 as amended, provided for borrowings of up to $50.0 million. At June 30, 1999, the Company had borrowed or had used as security for letters of credit, the entire amount available under the line-of-credit. In July 1999, the Company repaid $20.0 million of this indebtedness, reducing the principal balance to $30.0 million. The maximum revolving commitment, as amended, has been reduced to $30.0 million until maturity on January 15, 2000. Borrowings under the line are secured by all of the assets of the Company and its subsidiaries and bear interest at a fluctuating interest rate per annum that is 3% above Union Bank of California's announced commercial lending rate as in effect from time to time. This rate is subject to adjustment under certain circumstances as provided in the line of credit agreement. This interest rate may increase an additional 5% in the event any default has occurred and is continuing under the line of credit agreement. The agreement requires that the Company comply with certain financial covenants, which include maintaining (i) minimum tangible net worth, (ii) minimum profitability, (iii) minimum consolidated EBITDA, (iv) maximum consolidated capital expenditures and
(v) minimum ratio of consolidated quick assets to consolidated current liabilities. Amendments to the bank credit agreement have allowed the Company to remain in compliance with these covenants through June 30, 1999. While the amendments to the covenants contained in the bank credit agreement have been structured based on the Company's business plan to permit the Company to continue to be in compliance with such covenants, should the Company not meet its business plan or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts.

  In addition to the revolving line of credit, the Company's foreign subsidiaries have lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. At June 30, 1999 and December 31, 1998, $3.5 million had been drawn down under these facilities.

  On November 5, 1997, the Company issued $100 million in Notes due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock. On January 4 and February 2, 1999, the Company issued 2,792,257 shares of Common Stock in exchange for $25.5 million of Notes and recorded an extraordinary gain of $7.3 million in the first quarter of 1999. Previously, $14.4 million of Notes had been retired.

  At present, the Company does not have specific long-term plans to seek alternative liquidity sources upon the maturity of its line of credit on January 15, 2000. Alternatives for liquidity sources may include additional capital infusions through the sale of stock, the licensing of technology or the divestiture of certain business units.

  At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors.

  Given the Company's obligations to repay its bank and other debt obligations and its need for working capital to fulfill its business plan, the Company may consider seeking to raise additional equity or debt capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

CERTAIN RISK FACTORS AFFECTING THE COMPANY

Risks Related to the Agreements Under Which We Repurchased the Series B Convertible Preferred Stock

Please note that on June 4, 1999, the Company exchanged 5,134,795 shares of its Common Stock for all 15,000 shares of our outstanding Series B Convertible Preferred Stock pursuant to certain exchange agreements.

The Company may be required to redeem the common stock issued in the exchange, which might force it to raise funds through asset sales or additional financings or, failing that, render it insolvent

If any of the following three events occur, the former holders of Series B Convertible Preferred Stock have the right under the exchange agreements to cause the Company to redeem the common stock issued in the exchange for a cash payment that is larger than the original issue price:

 .  the Company fails to remove any restrictive legend from the stock certificates representing the common stock owned by a holder, . a resale registration statement is not effective by September 12, 1999, or . a resale registration statement cannot be used by a holder to resell its common stock for 10 consecutive business days or for a total of more than 20 days in any twelve month period.

The redemption price per share is equal to the higher of $4.00 or the highest closing bid price for our common stock during the period beginning on the date of the redemption notice and ending on the redemption date. If all of the common stock issued in the exchange remains outstanding for redemption and applicable limits under our credit agreement and Section 160 of the Delaware General Corporation Law do not limit redemptions, the aggregate amount of redemption payments would be at least $20,539,180, but could be much higher if the market price of our stock significantly exceeds $4.00. Making redemption payments would divert funds away from, and thus adversely affect, the Company's business, financial condition and results of operations. If the Company does not have the funds available to make redemption payments, it may have to sell key operational assets or find additional financing or, if it is unable or unwilling to do that, it may become insolvent. Any of those events could have a material adverse effect on its business, financial condition, prospects and stock price.

If the Company's credit agreement or Section 160 of the Delaware General Corporation Law ("DGCL") prevents redemptions, the Company may be required to turn fixed or financial assets into liquid assets or otherwise obtain additional capital, which would materially adversely affect its business, financial condition and results of operations.

In the event the Company's credit agreement or DGCL Section 160 prevents redemption of the common stock issued in the exchange, the Company is required under the exchange agreements to use its best efforts to take all reasonably necessary actions not prohibited by its credit agreement and the exchange agreement to permit further redemptions. To fulfill these requirements, the Company may need to alter its capital structure by turning fixed or financial assets into liquid assets or otherwise obtaining additional capital. Those liquid assets would augment the Company's capital for purposes of DGCL Section 160 and may permit it to amend its credit agreement to permit additional payments to the exchange stockholders. Any actions to accomplish these purposes could materially adversely affect the Company's business, financial condition, and results of operations.

The Company is required to make cash payments to the exchange stockholders because the resale registration statement was not declared effective before July 19, 1999.

Pursuant to the registration rights agreement the Company entered into in connection with the issuance of the Series B Convertible Preferred Stock, as amended by the exchange agreements, the Company is required to make cash payments to the exchange stockholders because their resale registration statement was not declared effective on or before July 19, 1999. As of July 19, 1999, the penalty amount was $405,000, of which $135,000 was paid in July 1999, and is continuing to accrue at a rate of $10,000 for each day after July 19, 1999 until the registration statement is declared effective.

History of Losses

  From inception to June 30, 1999, the Company had generated an accumulated deficit of approximately $99.2 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $99.2 million at June 30, 1999 was due primarily to the net loss of $55.3 million in 1998, as well as a net loss of $54.6 million in the second quarter of 1999.

  The net loss in the second quarter of 1998 included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in the second quarter of 1999 included one time charges of $36.5 million. The net loss in 1998 and 1999 was primarily due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of 1998, in part due to the economic turmoil which began in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, as compared to prior quarters, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, certain of its facilities, fixed assets and goodwill in the third quarter of 1998 and in the second quarter of 1999.

  From October 1993 through June 30, 1999, the Company generated sales of approximately $723.8 million, of which $268.9 million or 37.0% was generated in the eighteen months ended June 30, 1999. However, the Company does not believe such growth rates are indicative of future operating results. During the six months ended June 30, 1999, the Company experienced a significant decrease in sales. This decrease in revenue was principally the result of the market slowdown for the Company's Tel-Link product line and for the Company's industry segment in general, as a result of the economic turmoil which began in Asia. There can be no assurance that the Company's revenues will return to or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. The Company's net sales for the second quarter of 1999 (which included sales from many recently acquired businesses) were approximately 39.3% less than its sales for the comparable period in 1998. The Company expects its sales in the near future to be significantly below recent comparable periods. In recent quarters, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. The Company expects pricing pressures to continue for the next several quarters and also expects gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters.

  During 1997 and 1998, operating expenses increased more rapidly than the Company had anticipated, and these increases also contributed to net losses.

Customer Concentration

  For 1998 and the first and second quarters of 1999, approximately two hundred customers accounted for substantially all of the Company's sales, and one customer individually accounted for over 10% of the Company's 1998 sales. In the second quarter of 1999, the Company had two customers which each individually accounted for over 10% of the Company's sales. Sales to one customer accounted for approximately 23% and 26% of the Company's sales in 1998 and the first two quarters of 1999, respectively. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Continental Europe. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis.

  If the Company's customers cannot finance their purchases of the Company's products or services, then this may materially adversely affect the Company's business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for the Company's products and services. Specifically, both current customers and potential future customers in the telecommunications industry have reportedly undergone financial difficulties and may therefore limit their future orders. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of the Company's products or services, may materially adversely affect the Company's business. Some difficulties of this nature have occurred in the past and the Company believes they will occur in the future.

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

   .  price negotiations required to secure purchase orders.

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

  Inventory

  The Company's customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires the Company to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is hard to predict the amount of inventory needed to satisfy customer demand. If the Company over- or under-estimates inventory requirements, its results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is not used or becomes obsolete. This risk was realized in the large inventory write-downs in the second quarter of 1999.

  Shipment delays

  Most of the Company's sales in recent quarters have been realized near the end of each quarter. Accordingly, a delay in a shipment near the end of a particular quarter for any reason may cause sales in a particular quarter to fall significantly below the Company's and stock market analysts' expectations. Such delays have occurred in the past due to, for example, unanticipated shipment rescheduling, cancellations or deferrals by customers, competitive and economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers and failure to receive anticipated orders. The Company cannot determine whether similar or other delays might occur in the future, but expect that some or all of such problems might recur.

  Expenses

  Magnifying the effects of any revenue shortfall, a material portion of the Company's expenses are fixed and difficult to reduce should revenues not meet expectations.

  Volatility of Operating Results

  If the Company or its competitors announce new products, services and technologies, it could cause customers to defer or cancel purchases of its systems and services. Additional factors have caused and will continue to cause the Company's performance to vary significantly from period to period. These factors include:

   .  new product introductions and enhancements and related costs;

   .  weakness in emerging-country markets, resulting in overcapacity;

   . ability to manufacture and produce sufficient volumes of systems and meet customer requirements;

   .  manufacturing efficiencies and costs;

   .  customer confusion due to the impact of actions of competitors;

   . variations in the mix of sales through direct efforts or through distributors or other third parties;

   . variations in the mix of systems and related software tools sold and services provided, as margins from service revenues are typically lower than margins from product sales;

   .  operating and new product development expenses;

   .  product discounts;

   .  accounts receivable collection;

   .  changes in its pricing or customers' or suppliers' pricing;

   .  inventory write-downs and obsolescence;

   . market acceptance by customers and timing of availability of new products and services provided by the Company or its competitors;

   .  acquisitions, including costs and expenses thereof;

   .  use of different distribution and sales channels;

   .  fluctuations in foreign currency exchange rates;

   .  delays or changes in regulatory approval of systems and services;

   .  warranty and customer support expenses;

   .  severance costs;

   .  consolidation and other restructuring costs;

   .  the pending stockholder class action lawsuit;

   .  the need for additional financing;

   .  customization of systems;

   .  general economic and political conditions; and

   .  natural disasters.

  The Company's results of operations have been and will continue to be influenced by competitive factors, including pricing, availability and demand for competitive products and services. All of the above factors are difficult for the Company to forecast, and any of them could materially adversely affect its business, financial condition and results of operations.

  Because of all of the foregoing factors, in some future quarter or quarters the Company's operating results may continue to be below those projected by public market analysts, and the price of its common stock may continue to be materially adversely affected. Because of lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company cannot assure that it will be able to achieve or maintain its current or recent historical sales levels.

  The Company incurred a net loss for each of the quarters in 1998, and for the first two quarters of 1999. The Company may also incur operating and net losses in subsequent periods, especially if current market conditions continue to deteriorate. Additionally, management continues to evaluate market conditions in order to assess the need to take further action to more closely align the Company's cost structure with anticipated revenues. Any subsequent actions could result in further restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets.

Nasdaq Delisting Risk

If the Company's stock price falls below $1.00 per share, its stock may be delisted from the Nasdaq National Market.

Acquisition Related Risks

  The Company may be unable to realize the full value of its past acquisitions

  Since April 1996, the Company has acquired nine complementary companies and businesses. Integration and management of these companies into the Company's business is ongoing. Many of these acquisitions have not resulted in the benefits originally anticipated. The Company has encountered or expects to encounter the following problems relating to such transactions:

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

   . difficulty in maintaining uniform standards, controls, procedures and policies;

   . impairment of relationships with employees and customers as a result of integration of new personnel;

   . risks of entering markets in which it has no or limited direct prior experience; and

   . operation of companies in different geographical locations with different cultures.

  The Company may not be successful in overcoming any or all of these risks or any other problems encountered in connection with such acquisitions, and such transactions may materially adversely affect its business, financial condition and results of operations or require divestment of one or more business units or a charge due to impairment of assets including, in particular, goodwill.

  The Company may have to acquire new businesses

  As part of its overall strategy, the Company plans to continue acquisitions of or investments in complementary companies, products or technologies and to continue entering into joint ventures and strategic alliances with other companies. Its success in future acquisition transactions may, however, be limited. The Company competes for acquisition and expansion opportunities against many entities that have substantially greater resources. The Company may not be able to successfully identify suitable candidates, pay for or complete acquisitions, or expand into new markets. Certain of the Company's acquisitions have not produced the benefits originally anticipated by the Company and such acquired entity. Once integrated, acquired businesses may not achieve comparable levels of revenues, profitability, or productivity to the Company's existing business, or the stand alone acquired company, or otherwise perform as expected. Also, as commonly occurs with mergers of technology companies during the pre-merger and integration phases, aggressive competitors may also undertake formal initiatives to attract customers and to recruit key employees through various incentives. Moreover, if the Company proceeds with acquisitions in which the consideration consists of cash, a substantial portion of its limited cash could be used to consummate its acquisitions. The occurrence of any of these events could have a material adverse effect on the Company's workforce, business, financial condition and results of operations. See "-Management of Growth."

  Accounting Issues Related to Acquisitions

  It is anticipated that beginning in late 2000, all business acquisitions must be accounted for under the purchase method of accounting for financial reporting purposes. Many attractive acquisition candidates are technology companies which tend to have insignificant amounts of tangible assets and significant intangible assets, and the acquisition of these businesses would typically result in substantial charges related to the amortization of such intangible assets. For example, all of the Company's past acquisitions to date, except the acquisitions of CRC, RT Masts and Telematics have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized. This amortization expense may have a significant effect on the Company's financial results.

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

  The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. The Company has experienced an inability to obtain an adequate supply of finished products and required components and subassemblies. As a result, the Company has reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. The Company does not have long-term supply agreements with most of its manufacturers or suppliers. The Company has experienced problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Some suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance would require the Company to seek alternative sources of supply, or to manufacture finished products or components and subassemblies internally. As manufacture of its products and certain of its components and subassemblies is an extremely complex process, finding and educating new vendors could delay the Company's ability to ship its systems, which could damage relationships with current or prospective customers and materially adversely affect its business, financial condition and results of operations.

Management of Growth

  Recently, in response to market declines and poor performance in its sector generally and its lower than expected performance over the last several quarters, the Company introduced measures to reduce operating expenses, including reductions in its workforce in July, September and November 1998 and June 1999. However, prior to such measures, the Company had significantly expanded the scale of its operations to support then anticipated continuing increased sales and to address critical infrastructure and other requirements. This expansion included leasing additional space, opening branch offices and subsidiaries in the United Kingdom, Italy, Germany, Mexico, United Arab Emirates, China and Singapore, opening design centers in the United Kingdom and the United States, acquiring a large amount of inventory and funding accounts receivable, and acquiring nine businesses. The Company has since closed the offices in Mexico and the United Arab Emirates. The Company had also invested significantly in research and development to support product development and services. Further, the Company had hired additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance. The Company experienced significantly higher operating expenses than in prior years as a result of this expansion. A material portion of these expenses remain fixed costs.

  In addition, to prepare for the future, the Company is required to continue to invest resources in its acquired and new businesses. Currently, the Company is devoting significant resources to the development of new products and technologies and is conducting evaluations of these products. The Company will continue to invest additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide any necessary marketing and administration to service and support these new products. Accordingly, in addition to the effect its recent performance has had on gross profit margin and inventory levels, its gross profit margin and inventory management may be further adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. Start-up costs may include additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. Additional inventory on hand for new product development and customer service requirements also increases the risk of further inventory write-downs. Based on the foregoing, if the Company's sales do not increase, its results of operations will continue to be materially adversely affected.

  Expansion of its operations and acquisitions in prior periods have caused and continue to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted its normal business operations. The Company's ability to manage any possible future growth may depend upon significant expansion of its executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements relating to inventory control. In particular, the Company must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. The Company cannot be certain that attempts to manage or expand its marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. The Company must also more efficiently coordinate activities in its companies and facilities in Rome and Milan, Italy, France, Poland, the United Kingdom, California, New Jersey, Florida, Virginia, Washington and elsewhere. For a number of reasons, the Company has in the past experienced and may continue to experience significant problems in these areas. For example, the Company has experienced difficulties due to the acquired businesses utilizing differing business and accounting systems, currencies, and a variety of unique customs, cultures, and language barriers. Additionally, the products and associated marketing and sales processes differ for each acquisition. As a result of the foregoing, as well as difficulty in forecasting revenue levels, the Company will continue to experience fluctuations in revenues, costs, and gross margins.

  Any failure to coordinate and improve systems, procedures and controls, including improvements relating to inventory control and coordination with its subsidiaries, at a pace consistent with the Company's business, could cause continued inefficiencies, additional operational complexities and expenses, greater risk of billing delays, inventory write-downs and financial reporting difficulties. Such problems could have a material adverse effect on its business, financial condition and results of operations.

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

Decline in Selling Prices

  The Company believes that average selling prices and possibly gross margins for its systems and services will decline in both the near and the long term. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition. To offset declining average selling prices, the Company believes it must take a number of steps, including:

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

Accounts Receivable

  The Company is subject to credit risk in the form of trade account receivables. The Company is often unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. In addition, many of its foreign customers are granted longer payment terms than those typically existing in the United States. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company.
The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company has had difficulties in the past in receiving payment in accordance with its policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. Such difficulties may continue in the future, which could have a further material adverse effect on its business, financial condition and results of operations.

  The Company's bank line of credit currently permits the Company to sell up to $25 million of its accounts receivable at any one time to a limited group of purchasers on a non-recourse basis. The Company has in the past utilized such sales and may continue from time to time to sell its receivables, as part of an overall customer financing program. However, the Company may not be able to locate parties to purchase such receivables on acceptable terms or at all.

Product Quality, Performance and Reliability

  Customers require very demanding specifications for quality, performance and reliability. The Company has limited experience in producing and manufacturing systems and contracting for such manufacture. As a consequence, problems may occur with respect to the quality, performance and reliability of the Company's systems or related software tools. If such problems occur, the Company could experience increased costs, delays or cancellations or rescheduling of orders or shipments, delays in collecting accounts receivable and product returns and discounts. If any of these events occur, it would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Changes in Financial Accounting Standards

  The Company prepares its financial statements in conformity with United States generally accepted accounting principles ("GAAP"). GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on the Company's reported results, and may even affect its reporting of transactions completed before a change is announced. Accounting policies affecting many other aspects of the Company's business, including rules relating to software and license revenue recognition, purchase and pooling-of-interests accounting for business combinations, employee stock purchase plans and stock option grants have recently been revised or are under review by one or more groups. Changes to these rules, or the questioning of current practices, may have a material adverse effect on the Company's reported financial results or in the way it conducts its business.

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

Market Acceptance

  The Company's future operating results depend upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the United States and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of such services may not continue to grow as expected. The growth of such services may also fail to create anticipated demand for its systems. Because these markets are relatively new, predicting which segments of these markets will develop and at what rate these markets will grow is difficult. In addition to its other products, the Company has recently invested significant time and resources in the development of point-to-multipoint radio systems. If the licensed millimeter wave, spread spectrum microwave radio or point-to-multipoint microwave radio market and related services for the Company's systems fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations will be materially adversely affected.

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

  Prospective customers may not design their systems or networks to include the Company's systems. Existing customers may not continue to include the Company's systems in their products, systems or networks in the future. The Company's technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of the Company's currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect it. Also, industry technical standards may change or, if emerging standards become established, the Company may not be able to conform to these new standards in a timely and cost-effective manner.

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

  The Company may also compete in the future with other market entrants offering competing technologies. Some of the Company's current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with the Company's products. Nokia and Ericsson have recently developed new competitive radio systems.

  The principal elements of competition in its market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of its systems. New offerings could also make the Company's systems, services or technologies obsolete or non-competitive. In addition, the Company is experiencing significant price competition and expects such competition to intensify.

  The Company believes that to be competitive, it will need to expend significant resources on, among other items, new product development and enhancements. In marketing the Company's systems and services, the Company will compete with vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. The Company may not be able to compete successfully in the future.

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

Uncertainty in International Operations

  In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas. Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired three companies based in Italy, Technosystem S.p.A., Cemetel S.p.A., and Geritel S.p.A., and two United Kingdom-based companies, RT Masts and Telesys Limited, as well as the acquisition of the assets of the Cylink Wireless Group, a division with substantial international operations. Currently, the Company is exploring the possibility of disposing of Technosystem S.p.A. and Control Resources Corporation. Many of these acquired companies sell their products and services primarily to customers in Europe, the

Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future.

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

  In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to such markets. The successful expansion of the Company's international operations in certain markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in targeted regions. The failure to establish regional or local relationships or to successfully market or sell its products in international markets could limit its ability to expand operations. The Company's inability to identify suitable parties for such relationships, or even if such parties identified to form and maintain strong relationships with them, could prevent the Company from generating sales of products and services in targeted markets or industries. Moreover, even if such relationships are established, the Company may be unable to increase sales of products and services through such relationships.

  Some of the Company's potential markets include developing countries that may deploy wireless communications networks as an alternative to the construction of a limited wired infrastructure. These countries may decline to construct wireless telecommunications systems or construction of such systems may be delayed for a variety of reasons. If such events occur, any demand for the Company's systems in these countries will be similarly limited or delayed. Also, in developing markets, economic, political and foreign currency fluctuations may be even more volatile than conditions in developed areas. Such volatility could have a material adverse effect on its ability to develop or continue to do business in such countries.

  Countries in the Asia/Pacific, African, and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for products, the availability and supply of product components to the Company and, ultimately, its consolidated results of operations.

Extensive Government Regulation

  Radio communications are extensively regulated by the United States and foreign laws as well as international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks.

  Each country's regulatory process differs. To operate in a jurisdiction, the Company must obtain regulatory approval for its systems and comply with differing regulations. Regulatory bodies worldwide continue to adopt new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company and its customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require the Company to modify its products and services and incur substantial costs to comply with such regulations and changes.

  In addition, the Company is also affected by domestic and international authorities' regulation of the allocation and auction of the radio frequency spectrum. Equipment to support new systems and services can be marketed only if permitted by governmental regulations and if suitable frequency allocations are auctioned to service providers. Establishing new regulations and obtaining frequency allocation at auction is a complex and lengthy process. If PCS operators and others are delayed in deploying new systems and services, the Company could experience delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's results. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services.

  The Company operates in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact its operations by restricting its development efforts and those of its customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also find it necessary or advisable to modify its systems and services to operate in compliance with such regulations. Such modifications could be expensive and time-consuming.

Additional Capital Requirements

  The precise extent of future capital requirements will depend upon many factors, including the development of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and the status of competitive products. Additional financing may not be available in the future on acceptable terms, or at all. The continued existence of a substantial amount of indebtedness incurred through the issuance of the Company's Notes and the incurrence of debt under the Company's bank line of credit may affect the Company's ability to raise additional financing. Given the recent price for the Company's Common Stock, if additional funds are raised by issuing equity securities, significant dilution to its stockholders could result.

  The Company has, however, recently retired approximately $40.0 million of its Notes in exchange for approximately 5.3 million shares of its Common Stock. By retiring the debt at a significant discount from its face value, the Company realized an immediate improvement to its balance sheet, and expects to improve future cash flow by reducing interest expense. The Company may refinance or exchange the remainder of the Notes and/or the bank debt or exchange the Notes for other forms of securities. The Company also recently issued 15,000 shares of Series B Convertible Preferred Stock and warrants to purchase up to 1,242,257 shares of its Common Stock in exchange for a $15 million investment, and then in June 1999, exchanged 5,134,795 shares of Common Stock for all 15,000 shares of Series B Convertible Preferred Stock. Later in June 1999, the Company issued 10,067,958 shares of Common Stock to institutional investors for $40.0 million. These transactions have had and may continue to have a substantial dilutive effect on its stockholders and may make it difficult for the Company to obtain additional future financing, if needed.


Class Action Litigation

  State Actions

  A putative consolidated class action complaint in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and

September 11, 1998, alleges various state securities laws violations by P-Com and certain of its officers and directors. The state court complaint seeks unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

  Federal Actions

  Similar putative class action complaints in the United States District Court, Northern District of California on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998, alleged violations of the Securities Exchange Act of 1934 by P-Com and certain of its officers and directors. The federal court complaints have been dismissed without prejudice.

  An unfavorable outcome in securities law class action litigation could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in its favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management, either of which may have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Any of the Company's patents could be invalidated, circumvented or challenged, or the rights granted thereunder may not provide competitive advantages to the Company. Any of the Company's pending or future patent applications might not be issued within the scope of the claims sought, if at all. Furthermore, others may develop similar products or software or duplicate the Company's products or software. Similarly, others might design around the patents owned by the Company, or third parties may assert intellectual property infringement claims against the Company. In addition, foreign intellectual property laws may not adequately protect the Company's intellectual property rights abroad. A failure or inability to protect proprietary rights could have a material adverse effect on the Company's business, financial condition and results of operations.

  Even if the Company's intellectual property rights are adequately protected, litigation may be necessary to enforce patents, copyrights and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of proprietary rights of others or to defend against claims of infringement or invalidity. The Company has, through its acquisition of the Cylink Wireless Group, been put on notice from a variety of third parties that the Cylink Wireless Group's products may be infringing the intellectual property rights of other parties. Any such intellectual property litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, even if wholly without merit, could result in substantial costs and diversion of resources, regardless of the outcome. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims could be asserted in the future and such assertions may materially adversely affect the Company. If any claims or actions are asserted against the Company, the Company may seek a license under a third party's intellectual property rights. However, such a license may not be available under reasonable terms or at all.

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

  The Company has experienced and may continue to experience employee turnover due to several factors, including an expanding economy within the geographic area in which the Company maintains its principal business offices. Such turnover could adversely impact its business. The Company is presently addressing these issues and intends to pursue solutions designed to provide performance incentives and thereby retain employees. The loss of any key employee, the failure of any key employee to perform in his or her position, the Company's inability to attract and retain skilled employees as needed or the inability of its officers and key employees to expand, train and manage its employee base could all materially adversely affect the Company's business.

Year 2000 Compliance

  Numerous computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will have to distinguish 21st Century dates from 20th Century dates. As a result in less than six months, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 ("Y2K") requirements.

  Year 2000 Project Management Plan

  P-Com has utilized Y2K consultants to audit its revenue generating facilities located in California, and Tortona, Italy and its subsidiaries CRC in New Jersey and Technosystem in Rome, Italy. The consultants both reviewed P-Com's Y2K compliance efforts to date and identified areas warranting further review. Based on the consultants' recommendations, P-Com has embarked on a global program to address its readiness for the century change. The Company has created a Y2K project management office. A project manager directs the office and supervises its functions. The Y2K project manager and the office's staff are responsible for, among other tasks, business and continuity planning, vendor compliance management, creating and maintaining an inventory of Y2K action items, establishing and publishing standards, and maintaining a document archive. The Y2K project management office also is responsible for creating and managing a contingency plan which is scheduled to be established and implemented by the end of September 1999.

  P-Com's compliance efforts to date have emphasized product and infrastructure compliance. Vendor compliance has been addressed at several locations. To date, the Company's business has been uninterrupted by, and the Company has not delayed any projects as a result of Y2K related complications.

  Products

  The inability of any of the Company's products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. The Company has completed testing of all products in its radio products operations. Products were tested according to various product-specific standards. Based on these tests, all products in the Tel-Link, Air-Link, and Spread Spectrum product lines have been found to be compliant in all material respects. At the CRC facility, all products in the current line of Net Path, Rivets, Network Series and Recovery Series product lines have been tested and found to be compliant in all material respects. There can be no assurance, however, that its testing procedures detect every potential Y2K complication. CRC supports several older modem systems. These systems have not been tested for Y2K compliance because the modems do not contain date sensitive fields in the man-machine interface. Therefore, the changeover to the Y2K date field will have no effect on this system. Since the modems are not Y2K sensitive, there is no need to pursue a potential remedy. Any complications which arise as a result of an untested modem systems' potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities.

  Products produced at the Technosystem facility, including the radio and television broadcast products and the one way point-to-multipoint products under development, have been tested and are Y2K compliant in all material respects. There can be no assurance that our testing procedures detect every potential Y2K complication. The equipment manager utilized by the transmission equipment manufactured at Technosystem is not Y2K compliant. The equipment manager is an additional device which customers may purchase and attach to the transmission system to verify that the transmission device is running properly. The transmitters will continue to function properly even if the equipment manager fails. However, if the equipment manager fails, it will not perform its error detection function properly. The Y2K limitation contained in the equipment manager can be corrected by shutting the device off on January 1, 2000 and turning it on again. The Company has notified customers who have purchased the equipment manager of its Y2K limitation and the remedial procedures which must be implemented on January 1, 2000. Any complications which arise as a result of the equipment manager's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities.

  Infrastructure

   The failure of any internal system to achieve Y2K readiness could result in a material disruption to the Company's operations. While the Company has completed evaluations of several of our internal systems and is in the process of completing internal system review, it cannot be assured that its testing procedures will detect every potential Y2K related failure at each of the facilities listed below:

  California, Florida, Italy, United Kingdom, Germany

  In November 1998, the Company installed a new internal manufacturing resource planning business system (MRP) that is Y2K ready. The cost of the upgrade was approximately $250,000. The Company's MRP system facilitates accounting and manufacturing functions at the Company's California sites and the Redditch, UK site. At the Tortona, Italy location, the MRP system facilitates manufacturing functions only. The November 1998 Y2K upgrade corrected Y2K limitations in the MRP system at each site at which it is utilized. The Company's Florida, Watford, UK, and Frankfurt, Germany sites do not utilize the MRP system. P-Com's Tortona Italy facility utilizes an Italian business system for its accounting operations. This system is not Y2K compliant. The Company has a new mainframe in place and Y2K Compliant software has been installed. Data from the old system will be transferred over by September 1999, when training which is in progress has been completed. The cost of the new system is $80,000. The new system should be fully operational by December 31, 1999. However, the Company is devising a plan to ensure that accounting functions are performed manually in the event the new system is not fully operational by December 31, 1999. Since the Company is the only customer serviced by the Tortona, Italy site, and since the Company is in the process of identifying an alternative source supplier in the event the new accounting system is not installed by December 31, 1999, a failure in the present system would have a minimal impact on the Company's customers.

  Since November 1998, P-Com has completed an evaluation of many of its internal systems. Most of its internal systems have been found to be compliant, however we cannot guarantee that Y2K related complications will not arise. The HP UX operating system received a Y2K patch in June 1999. The Server Operating Systems (Novell) should receive Y2K patches by the end of September 1999. Y2K verification procedures to determine the compliance status of the Company's phone systems and ATE stations have been completed, and these systems have been determined to be in compliance. Verification of the Company's personal computers is estimated to be completed by the end of October 1999. The Company's customer service database and QA database were upgraded during the second quarter of 1999 and are Y2K compliant. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/or supply, lawsuits and other material costs and liabilities.

  Network Services (Vienna, VA)

  The internal systems at Network Services in Vienna, Virginia have been tested and found to be compliant in all material respects; however, there can be no assurance that Y2K related complications will not arise. Verification of the Y2K status of personal computers was completed during the second quarter of 1999. Necessary upgrades to software were made in order to achieve Y2K compliance.

  Control Resources Corporation (Fair Lawn, NJ)

  Most of CRC's internal systems have been tested and many have been found to be compliant; however, there can be no assurance that Y2K related complications will not arise. The MRP Business System Proprietary Server (OS Novell 3.11), Corporate Server, and Mail System were replaced with Y2K compliant servers during second quarter 1999. The Defect Control System is noncompliant and is scheduled to be replaced by the end of September 1999. Verification of the compliance status of personal computers was also completed in June 1999 and compliance status has been achieved. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/or supply, lawsuits and other material costs and liabilities.

  Technosystem (Rome, Italy)

  The ERP business system has been found to be compliant, however there can be no assurance that Y2K related complications will not arise. Technosystem will be sharing the same system as the Tortona, Italy facility, which has been upgraded to meet Y2K compliance. Verification of the Y2K status of personal computers is currently in progress and is estimated to be completed by December 1999. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/or supply, lawsuits and other material costs and liabilities.

  Vendors

  The Company has identified two single source suppliers whose failure to obtain Y2K compliance could potentially impact customers. Since the Company has not yet obtained assurances of Y2K compliance from these suppliers, the impact of potential Y2K limitations experienced by these companies is merely speculative at this time. The potential impact will only become manifest, however, if both the single source supplier and an alternative source supplier experience Y2K related failures. One of the two identified suppliers provides a product which the Company uses in production of DS-3 IDUs; if this supplier were to experience a Y2K failure, production of the product would be slowed. Sales of DS-3 IDUs make up 3-4% of the Company's sales revenue. The additional identified supplier produces a product which will be utilized in the production of the Company's Encore product which is scheduled to begin production in a limited capacity in the third quarter of 1999; if this supplier experienced a Y2K related complication, Encore production would be adversely affected.

  The Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness. The Company has endeavored to minimize this risk by implementing a four phase plan. First, all single source suppliers and large volume vendors were identified. Second, in April 1999, the Company sent requests for Y2K compliance assurances to suppliers so identified. Third, the Company will review suppliers' responses to its requests. Last, the Company will continue to pursue assurances and/or receipt of a remedy from noncompliant suppliers. Since the Company has always followed the practice of alternative and multi-sourcing our single source and large volume suppliers, we believe most products and services we order will be available from an alternative source in the event a single source or large volume supplier experiences a Y2K failure. However, the Company can offer no assurance that reasonable alternative suppliers or contractors will be available. Even if assurances are received from third parties and/or alternative source suppliers are identified, a risk remains that failures of systems and products of other companies on which we rely could have a material adverse effect on our business, financial condition and results of operations.

  Critical suppliers are currently being identified at the California, Florida, United Kingdom, Germany and Italy sites. Six critical suppliers have been identified at Network Services in Vienna, Virginia. Three have been evaluated and found to be compliant; however, we cannot be certain that Y2K failures will not affect these suppliers. The remaining suppliers are scheduled to be evaluated by the end of September 1999. CRC has identified its critical suppliers. Evaluations are scheduled to be completed by the end of September 1999. There are three critical suppliers for the Technosystem business unit. Evaluation of these suppliers is scheduled to be completed by the end of September 1999.

  Year 2000 Obligations: Potential Exposure

  In April 1999, the Company established a year 2000 limited warranty which covers products that have been tested and certified as Y2K compliant by the Company. The warranty is posted on the Company's website and has been sent to customers in response to requests for Y2K assurances. Under the warranty, the Company will repair or replace the Y2K certified product which experiences a Y2K limitation. The warranty specifically disclaims liability for all consequential and incidental damages resulting from a Y2K complication experienced by a Y2K certified product.

  The Company's exposure in the event of Y2K complications may be impacted by Y2K provisions contained in outstanding agreements. For example, the Company's bank line of credit, as amended, obligates the Company to perform acts to ensure the Y2K compliance of its systems and adopt a remediation plan if necessary by September 30, 1999.

  Budget

  The Company's budget for the Y2K Program is approximately $2.0 million and has been approved by the Company's Board of Directors. Through June 30, 1999, the Company has spent $558,000 on Y2K related expenses. This figure incorporates the following expenses: (1) $250,000 in November 1998 to upgrade the MRP business system utilized by the California, Redditch, UK and Tortona, Italy sites; (2) $24,000 in March 1999 to Y2K consultants; (3) $26,200 through June 1999 in legal expenses; (4) $4,000 through June 1999 in travel expenses to the Company's non-California sites for the purpose of assessing Y2K compliance; (5) $20,500 through June of 1999 on miscellaneous items including maintenance of the Y2K website and vendor compliance mailings; (6) $80,000 in March 1999 to uprade the Tortona, Italy maintenance system; and (7) $145,000 through June 1999 in employee salaries.

  The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external customers and suppliers in addressing the Y2K issue. The Company's evaluation is ongoing and it expects that new and different information will become available to it as that evaluation continues. Consequently, there is no guarantee that all material elements will be Y2K ready in time.

Volatility of Stock Price

  In recent years, the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of affected companies. The Company believes that factors such as announcements of developments related to its business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the emerging countries' economies, sales by competitors, including sales to its customers, sales of its common stock into the public market, including by members of management, developments in its relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations (as recently experienced), regulatory developments, fluctuations in results of operations and general conditions in its market or markets served by its customers or the economy, could cause the price of its common stock to fluctuate, sometimes reaching extreme and unexpected lows. The market price of its Common Stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to its performance. Such fluctuations could continue to materially adversely affect the market price of its Common Stock.

Substantial Amount of Debt

  In November 1997, through a private placement of the Company's Notes, the Company incurred $100 million of indebtedness. In December 1998, January 1999 and February 1999, the Company retired approximately $40 million of such indebtedness in exchange for approximately 5.3 million shares of its Common Stock. As of June 30, 1999, its total indebtedness including current liabilities was approximately $185.4 million and its stockholders' equity was approximately $97.6 million.

  As of June 30, 1999, the Company's bank line of credit provided for borrowings of approximately $50.0 million, which as of June 30, 1999 had been fully utilized. In July 1999, the Company repaid $20.0 million of this indebtedness, reducing the principal balance to $30.0 million. The revolving commitment, as amended, has been reduced to $30.0 million until maturity on January 15, 2000. The line of credit requires the Company to comply with several financial covenants, including the maintenance of specific minimum ratios. At periods in time since June 30, 1998, the Company has amended its existing bank line of credit to prevent defaults with respect to several covenants. Had these amendments not been made, the Company would have defaulted on those covenants in its bank line, which would have triggered cross defaults in the Notes, preferred stock instruments and other debt. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants, should the Company not meet its business plan, or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's Notes and other debt instruments resulting in accelerated repayments of such debts. Such events would materially adversely affect the Company's business, financial condition and results of operations.

  The Company's ability to make scheduled payments of the principal and interest on indebtedness will depend on future performance, which is subject in part to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will be able to make payments on or restructure or refinance its debt in the future, if necessary.

  The Company's debt burden is causing it to explore the possible disposition of Control Resources Corporation, Technosystem S.p.A., and potentially other business units.

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

Change of Control Inhibition

  Members of the Company's board of directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 5% of the outstanding shares of common stock. As a practical matter, these stockholders are able to influence the election of the members of its board of directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

  This level of ownership, together with the stockholder rights ("poison pill") plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of P-Com and may adversely affect the voting and other rights of other holders of common stock.

  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any other preferred stock that may be issued in the future, including the Series A junior participating preferred stock that may be issued pursuant to the stockholder rights ("poison pill") plan, upon the occurrence of certain triggering events. In general, the stockholder rights plan provides a mechanism by which the share position of anyone that acquires 15% or more of the Common Stock will be substantially diluted. Future issuance of the Series A preferred stock or any additional preferred stock could have the effect of making it more difficult for a third party to acquire a majority of its outstanding voting stock.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At June 30, 1999, the Company had forward contracts to sell approximately $13.5 million in British pounds. The fair value of forward exchange contracts approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

  The functional currency of the Company's wholly owned and majority-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at June 30, 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. In 1998, a near-term 10% appreciation or depreciation of the U.S. dollar was also determined to have an insignificant effect. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

  The Company's Notes bear interest at a fixed rate, therefore, the Company's financial condition and results of operations would not be affected by interest rate changes in this regard. The Company's revolving line of credit is subject to interest at either a base interest rate or a variable interest rate that is within 500 basis points of the base interest rate. A 500 basis point increase over the base interest rate would not be material to the Company's financial condition or results of operations.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.    LEGAL PROCEEDINGS.

  As disclosed in the Company's Form 10-Q for the first quarter of 1999, a consolidated amended class action complaint is pending against the Company and certain of its officers and directors in the Superior Court of California, County of Santa Clara. On March 1, 1999, defendants filed a demurrer. On May 13, 1999, the Court heard the defendants' demurrer and sustained the demurrer with leave to amend the claims under the California securities laws and the common law claim of fraud. A claim under the business and professions code remains.


ITEM 2.    CHANGES IN SECURITIES.

  On June 4, 1999, the Company issued 5,134,795 shares of its Common Stock in exchange for all 15,000 shares of its Series B Convertible Preferred Stock that was outstanding on that date. In addition, the Company issued warrants to purchase 1,242,257 shares of its Common Stock (the "New Warrants") in exchange for outstanding warrants to purchase 1,242,257 shares of its Common Stock (the "Old Warrants"). The Series B Preferred Stock and the Old Warrants were thereafter cancelled by the Company. These securities were issued to Castle Creek Technology Partners LLC, Marshall Capital Management, Inc. and Capital Ventures International in an unregistered issuance, namely an exempt exchange of securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). The New Warrants are exercisable at all times prior to December 22, 2003 for 1,242,257 shares of the Company's Common Stock upon payment of an exercise price that is initially $3.00 per share. The exercise price will be reset on June 4, 2000 to the lower of $3.00 or the average of the closing bid prices of the Company's Common Stock on the ten trading days immediately preceding June 4, 2000. In addition, the exercise price can be adjusted downward and the number of shares of the Company's Common Stock issued upon exercise of the warrants adjusted upward at any time if the Company issues securities at a price per share less than the greater of the then-prevailing exercise price and the market price of its Common Stock on the day prior to the issuance.

  On June 22, 1999, the Company issued 10,067,958 shares of its Common Stock for an aggregate consideration of $40 million to the following seven investors: The Kaufmann Fund, BayStar Capital, L.P., Lagunitas Partners LP, Gruber McBaine International, Lockheed Martin Corp. Master Retirement Trust, Trustees of Hamilton College, and State of Wisconsin Investment Board. The transaction was an unregistered issuance of securities pursuant to the private offering exemption provided by Section 4(2) of the Securities Act.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

  The Company's failure to timely register for resale under the Securities Act its outstanding Series B Convertible Preferred Stock was "cured" by the exchange of all the outstanding Series B Convertible Preferred Stock for newly issued Common Stock. The Company remains obliged, however, to register such Common Stock for resale.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.    OTHER INFORMATION.

  The Company has appointed Robert E. Collins as Chief Financial Officer and Vice President, Finance and Administration during the second quarter of 1999. In addition, Pier Antoniucci, President, has given notice of his intent to resign his position with the Company at the end of September 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      10.46 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and the Kaufmann Fund.

      10.47 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Baystar Capital, L.P.

      10.48 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Lagunitas Partners, L.P.

      10.49 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Gruber McBaine International.

      10.50 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Lockheed Martin Corp. Master Retirement Trust.

      10.51 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Trustees of Hamilton College.

      10.52 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and State of Wisconsin Investment
                 Board.

      10.53 Seventh Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of June 29, 1999.

      10.54 (2)  Agreement between P-Com and Marshall Capital Management, Inc., dated as of June 4, 1999.

      10.55 (3)  Agreement between P-Com and Castle Creek Technology Partners
                 LLC, dated as of June 4, 1999.

      10.56 (4)  Agreement between P-Com and Capital Ventures International, dated as of June 4, 1999.

      10.57 (5)  Warrant to purchase shares of Common Stock, dated as of June
                 4, 1999, issued by P-Com, Inc. to Marshall Capital Management, Inc.

      10.58 (6)  Warrant to purchase shares of Common Stock, dated as of June
                 4, 1999, issued by P-Com, Inc. to Castle Creek Technology Partners LLC.

      10.59 (7)  Warrant to purchase shares of Common Stock, dated as of June 4,
                 1999, issued by P-Com, Inc. to Capital Ventures International.

      27.1       Financial Data Schedule.
________________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Current Report on Form 8-K dated June 21, 1999, as filed with the Securities and Exchange Commission on June 22, 1999.

(2) Incorporated by reference to Exhibit 48A to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(3) Incorporated by reference to Exhibit 48B to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(4) Incorporated by reference to Exhibit 48C to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(5) Incorporated by reference to Exhibit 49.A to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(6) Incorporated by reference to Exhibit 49.B to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(7) Incorporated by reference to Exhibit 49.C to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

     (b)    Reports on Form 8-K.

                 Report on Form 8-K filed on April 19, 1999 for an event of April 16, 1999, regarding the Company's planned reduction of approximately 10% of its workforce as filed with the Securities and Exchange Commission on April 19, 1999.

                 Report on Form 8-K filed April 22, 1999 for an event of April 21, 1999, regarding the Company's press release announcing the filing of its amended Annual Report on Form 10-K for the fiscal year 1998 with the Securities and Exchange Commission.

                 Report on Form 8-K filed on April 23, 1999 for an event of April 22, 1999, regarding the Company's earnings for the first quarter ended March 31, 1999. The Company also announced the appointment of Robert E. Collins as Chief Financial Officer and Vice President of Finance and Administration.

                 Amended report on Form 8-K/A filed on April 30,1999 for an event of March 28, 1998, providing pro forma financial information for the Company and the Wireless Communications Group of Cylink Corporation.

                 Report on Form 8-K filed on June 8, 1999 for event of June 4, 1999, regarding the Company's announcement that it has entered into separate agreements with each of the holders of the Series B Convertible Preferred Stock and shall exchange all 15,000 shares of Series B for 5,134,795 shares of Common Stock. The Company also exchanged outstanding warrants to purchase 1,242,257 shares of Common Stock, which were held by the holders of the Series B, for 1,242,257 new warrants with an exercise price of $3.00 per share rather than $3.47 per share, and made related contractual commitments pertaining to the new Common Stock and warrants.

                 Report on Form 8-K filed on June 22, 1999 for an event of June 21, 1999, regarding the Company's press release announcing that it has entered into seven separate agreements to sell a total of 10,067,958 shares of newly issued common stock for an aggregate of $40 million. The Company also announced a reduction in the estimate of the second quarter 1999 charge to stockholders' equity for the issuance of new Common Stock in exchange for all the Company's outstanding Series B Convertible Preferred Stock.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         P-COM, INC.




Date: August 16, 1999
                                         By:  /s/ George P. Roberts
                                              ---------------------
                                           George P. Roberts
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 16, 1999
                                         By:  /s/ Robert E. Collins
                                              ---------------------
                                           Robert E. Collins
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration
                                           (Principal Financial Officer)

EXHIBIT INDEX

     Exhibit No.
     -----------

      10.46 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and the Kaufmann Fund.

      10.47 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Baystar Capital, L.P.

      10.48 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Lagunitas Partners, L.P.

      10.49 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Gruber McBaine International.

      10.50 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Lockheed Martin Corp. Master Retirement Trust.

      10.51 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Trustees of Hamilton College.

      10.52 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and State of Wisconsin Investment Board.

      10.53 Seventh Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of June 29, 1999.

      10.54 (2)  Agreement between P-Com and Marshall Capital Management,
                 Inc., dated as of June 4, 1999.

      10.55 (3)  Agreement between P-Com and Castle Creek Technology Partners
                 LLC, dated as of June 4, 1999.

      10.56 (4)  Agreement between P-Com and Capital Ventures International, dated as of June 4, 1999.

      10.57 (5)  Warrant to purchase shares of Common Stock, dated as of June
                 4, 1999, issued by P-Com, Inc. to Marshall Capital Management, Inc.

      10.58 (6)  Warrant to purchase shares of Common Stock, dated as of June 4,
                 1999, issued by P-Com, Inc. to Castle Creek Technology Partners LLC.

      10.59 (7)  Warrant to purchase shares of Common Stock, dated as of June 4,
                 1999, issued by P-Com, Inc. to Capital Ventures International.

      27.1       Financial Data Schedule.
________________________

       (1) Incorporated by reference to identically numbered exhibit to the Company's Current Report on Form 8-K dated June 21, 1999, as filed with the Securities and Exchange Commission on June 22, 1999.

       (2) Incorporated by reference to Exhibit 48A to the Company's Report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

       (3) Incorporated by reference to Exhibit 48B to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

       (4) Incorporated by reference to Exhibit 48C to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

       (5) Incorporated by reference to Exhibit 49.A to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

       (6) Incorporated by reference to Exhibit 49.B to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

       (7) Incorporated by reference to Exhibit 49.C to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.