Form 10-Q/A
period 1998-03-31
P COM INC
filed 1999-09-24
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-Q/A
                                Amendment No. 3
                                 To Form 10-Q

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



                                  P-COM, INC.
                                  (Registrant)


Date: September 24, 1999
                                  By:   /s/ George P. Roberts
                                  ----------------------------------------------
                                  George P. Roberts
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date: September 24, 1999
                                  By:   /s/ Robert E. Collins
                                  ----------------------------------------------
                                  Robert E. Collins
                                  Chief Financial Officer and Vice President
                                  Finance and Administration
                                  (Principal Financial Officer)

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