Form 10-Q/A
period 1998-06-30
P COM INC
filed 1999-09-24
CIK 935493

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The $4.8 million of permissory note


The
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

4.  ACQUISITIONS

  On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of Cylink Wireless Group for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. The $4.8 million of promissory note holdback is being disputed by Cylink Corporation and is in arbitration. The Company is not currently seeking active collection of these receivables. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998.

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

  On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Group, for $46.0 million in cash and $14.5 million in a short term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. The $4.8 million of promissory note holdback is being disputed by Cylink Corporation and is in arbitration. The Company is not currently seeking active collection of these receivables. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one-time research and development charge of approximately $15.4 million in the first quarter of 1998. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the net accounts receivable balance of $4.2 million on April 1, 1998. The consideration for these accounts receivable was included in the total purchase price of $58.2 million in cash and debt mentioned above.

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

         10.32(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

         10.33(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

         10.34(2)  Subsidiary Guarantee dated as of May 15, 1998.

     10.35(3)* Joint Development and License Agreement between Siemens
               Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

     10.36(2)  International Employee Stock Purchase Plan.

     27.1 (4)  Financial Data Schedule.

     *Confidential treatment requested as to certain portion of this exhibit.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 24, 1998.

     (2) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

     (3) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998 as filed with the Securities and Exchange Commission on August 14, 1998.

     (4) Previously filed with the Company's Amendment No. 1 to Form 10-Q for the quarter ending June 30, 1998 as filed with the Securities and Exchange Commission on April 30, 1999.

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

     10.32(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     10.33(2) Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     10.34(2)  Subsidiary Guarantee dated as of May 15, 1998.

    *10.35(3) Joint Development and License Agreement between Siemens
               Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.

     10.36(2)  International Employee Stock Purchase Plan.

     27.1 (4)  Financial Data Schedule.

     *Confidential treatment requested as to certain portion of this exhibit.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 24, 1998.

     (2) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

     (3) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1998 as filed with the Securities and Exchange Commission on August 14, 1998.

     (4) Previously filed with the Company's Amendment No. 1 to Form 10-Q for the quarter ending June 30, 1998 as filed with the Securities and Exchange Commission on April 30, 1999.