Form 10-Q/A
period 1998-09-30
P COM INC
filed 1999-09-24
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ------------------
                                  FORM 10-Q/A

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

                                  P-COM, INC.


                               TABLE OF CONTENTS


                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.   Financial Information
          ---------------------

 Item 1   Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 1998 and
          December 31, 1997.......................................................     4

          Condensed Consolidated Statements of Operations for the three and
          nine month periods ended September 30, 1998 and 1997....................     5

          Condensed Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 1998 and 1997...............................     6

          Notes to Condensed Consolidated Financial Statements....................     7

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................................    16

PART II.  Other Information
          -----------------

 Item 1   Legal Proceedings.......................................................    40

 Item 2   Changes in Securities...................................................    40

 Item 3   Defaults Upon Senior Securities.........................................    40

 Item 4   Submission of Matters to a Vote of Security Holders.....................    40

 Item 5   Other Information.......................................................    40

 Item 6   Exhibits and Reports on Form 8-K........................................    40

Signatures........................................................................    42

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

  On April 30, 1996, the Company acquired for cash a 51% interest in Geritel, which increased to 67% over the next two years as the company exercised its option to acquire an additional 16% of Geritel's equity capital on terms specified in the acquisition agreement. During the quarter ended September 30, 1998, the Company sold a piece of Geritel's business to a former owner and the remaining business became a wholly owned subsidiary of the Company. The piece that was sold was not deemed to be of long-term strategic value to the Company, but it did generate revenue and positive cash flow from sales to unaffiliated companies. The piece retained by the Company had developed proprietary technology and products subsequent to the acquisition that principally were used for internal consumption. Consequently, the remaining business generated negative cash flow because revenue from internal sales did not recover the cost of research and development and other operating costs. Since Geritel is expected to generate negative cash flow for the foreseeable future, the Company determined that the unamortized goodwill booked as part of the original purchase price was impaired. Accordingly, the Company recorded an impairment charge of $1.6 million to reduce the carrying amount of this goodwill to its net realizable value. Geritel's remaining assets were not significant and were not tested for impairment.

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

  Additionally, the reserve included $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. Prior to this quarter, the Company seldom reworked semi-custom finished goods because inventory levels were driven based upon forecasted continuing growth expectations worldwide. However, once the Company determined there was a significant and sudden downturn in sales for the telecommunication industry, reworking semi-custom finished goods and frequencies became a more viable option because it can be less expensive than purchasing new equipment and can reduce cash outlays for inventory. The types of rework which can be performed include changing power supplies, changing interface connectors, adding or reducing functionality through daughter cards, and changing frequency bands by replacing filters or synthesizers. All of this rework represents an attempt to consume inventory and improve cash flows. The costs required to perform the rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

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

  The ending accrual balance for the accounts receivable reserve of $5.4 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. Due to the decrease in its share price, the competition for our directors' time and the significant effort and commitment expanded by the Company's directors on its behalf.

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

  Additionally, the reserve included $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. Prior to this quarter, the Company seldom reworked semi-custom finished goods because inventory levels were driven based upon forecasted continuing growth expectations worldwide. However, once the Company determined there was a significant and sudden downturn in sales for the telecommunication industry, reworking semi-custom finished goods and frequencies became a more viable option because it can be less expensive that purchasing new equipment and can reduce cash outlays for inventory. The types of rework which can be performed include changing power supplies, changing interface connectors, adding or reducing functionality through daughter cards, and changing frequency bands by replacing filters or synthesizers. All of this rework represents an attempt to consume inventory and improve cash flows. The costs required to perform the rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

  Additionally, the reserve included $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. Prior to this quarter, the Company seldom reworked semi-custom finished goods because inventory levels were driven based upon forecasted continuing growth expectations worldwide. However, once the Company determined there was a significant and sudden downturn in sales for the telecommunication industry, reworking semi-custom finished goods and frequencies became a more viable option because in can be less expensive than purchasing new equipment and can reduce cash outlays for inventory. The types of rework which can be performed include changing power supplies, changing interface connectors, adding or reducing functionality through daughter cards, and changing frequency bands by replacing filters or synthesizers. All of this rework represents an attempt to consume inventory and improve cash flows. The costs required to perform the rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

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

  With the sudden and unexpected downturn in the microwave radio sector, The Company determined that an additional $5.4 million of accounts receivable reserve was needed. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide. During the third quarter if 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate. The ending accrual balance for the accounts receivable reserve of $5.4 million, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. This amount was determined after a customer-by-customer review of all accounts more that 90 days past allowed payment terms. The majority of accounts reserved (number being less than 25 in total) were for customer of the Company's Tel-Link product lines. These customers were located predominately in the emerging countries of Asia and Africa, which experienced significant economic turmoil starting in the third quarter of 1998. Over the subsequent quarters, the Company elected to write off approximately $3.6 million of uncollectible accounts receivable. Collection efforts continue on the remaining past due, reserved customer accounts.

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

  On April 30, 1996, the Company acquired for cash a 51% interest in Geritel, which increased to 67% over the next two years as the company exercised its option to acquire an additional 16% of Geritel's equity capital on terms specified in the acquisition agreement. During the quarter ended September 30, 1998, the Company sold a piece of Geritel's business to a former owner and the remaining business became a wholly owned subsidiary of the Company. The piece that was sold was not deemed to be of long-term strategic value to the Company, but it did generate revenue and positive cash flow from sales to unaffiliated companies. The piece retained by the Company had developed proprietary technology and products subsequent to the acquisition that principally were used for internal consumption. Consequently, the remaining business generated negative cash flow because revenue from internal sales did not recover the cost of research and development and other operating costs. Since Geritel is expected to generate negative cash flow for the foreseeable future, the Company determined that the unamortized goodwill booked as part of the original purchase price was impaired. Accordingly, the Company recorded an impairment charge of $1.6 million to reduce the carrying amount of this goodwill to its net realizable value. Geritel's remaining assets were not significant and were not tested for impairment.

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