Form 10-Q/A
period 1999-06-30
P COM INC
filed 1999-09-24
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               _________________
                                   FORM 10-Q/A

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

                                  P-COM, INC.
                               TABLE OF CONTENTS

                                                                                         Page
PART I.       Financial Information                                                     Number
              ---------------------                                                     ------

  Item 1      Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998................................................       3

              Condensed Consolidated Statements of Operations for the three and six
              month periods ended June 30, 1999 and 1998...........................       4

              Condensed Consolidated Statements of Cash Flows for the six month
              periods ended June 30, 1999 and 1998.................................       5

              Notes to Condensed Consolidated Financial Statements.................       7

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................      13

  Item 3      Quantitative and Qualitative Disclosures About Market Risk...........      38


PART II.      Other Information
              -----------------

  Item 1      Legal Proceedings....................................................      40

  Item 2      Changes in Securities................................................      40

  Item 3      Defaults Upon Senior Securities......................................      40

  Item 4      Submission of Matters to a Vote of Security Holders..................      40

  Item 5      Other Information....................................................      40

  Item 6      Exhibits and Reports on Form 8-K.....................................      40

  Signatures  .....................................................................      43

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                                                       June 30,        December 31,
                                                                                         1999             1998
                                                                                      (unaudited)
                                                                                   ---------------  ----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                              $  47,601         $  29,241
 Accounts receivable, net of allowance of $7,495 and $4,600, respectively                  35,339            50,533
 Inventory                                                                                 60,609            79,026
 Prepaid expenses and notes receivable                                                     17,756            21,949
                                                                                   ---------------  ----------------
  Total current assets                                                                    161,305           180,749

Property and equipment, net                                                                45,382            52,086
Deferred income taxes                                                                       9,678             9,678
Goodwill and other assets                                                                  66,682            71,845
                                                                                   ---------------  ----------------
                                                                                        $ 283,047         $ 314,358
                                                                                   ===============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $  30,865         $  39,618
 Accrued employee benefits                                                                  3,986             3,345
 Other accrued liabilities                                                                 14,724            10,318
 Notes payable                                                                             49,800            46,360
                                                                                   ---------------  ----------------
  Total current liabilities                                                                99,375            99,641
                                                                                   ---------------  ----------------

Long-term debt                                                                             68,632            92,769
                                                                                   ---------------  ----------------

Series B Mandatorily Redeemable Convertible Preferred Stock                                     -            13,559
                                                                                   ---------------  ----------------

Mandatorily Redeemable Common Stock                                                         13,559                 -
                                                                                   ---------------  ----------------

Mandatorily Redeemable Common Stock Warrants                                                3,839             1,839
                                                                                   ---------------  ----------------

Stockholders' equity:
 Series A Preferred Stock                                                                       -                 -
 Common Stock                                                                                   6                 5
 Additional paid-in capital                                                               202,607           145,246
 Accumulated deficit                                                                     (101,190)          (38,783)
 Accumulated other comprehensive income                                                    (3,781)               82
                                                                                   ---------------  ----------------
  Total stockholders' equity                                                               97,642           106,550
                                                                                   ===============  ================
                                                                                        $ 283,047         $ 314,358
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

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)


                                                                                     Six Months Ended June 30,
                                                                                       1999              1998
                                                                                   ----------        ----------
Cash flows from operating activities:
------------------------------------
  Net loss                                                                          $ (60,407)         $ (5,307)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation                                                                          8,202             5,793
  Amortization of goodwill                                                              4,108             2,792
  Loss on disposals of fixed assets                                                     2,507                 -
  Change in minority interest                                                               -              (604)
  Deferred income taxes                                                                     -            (5,253)
  One-time charges                                                                     36,475                 -
  Acquired in-process research and development                                              -            15,442
  Non-cash effect of retirement of Notes                                               (7,284)                -

  Change in assets and liabilities (net of acquisition balances):
  Accounts receivable, net of charges                                                   3,381           (13,974)
  Inventory, net of charges                                                            (2,960)          (15,506)
  Prepaid expenses  and notes receivable                                                4,192            (8,353)
  Goodwill and other assets                                                             1,056            (1,495)
  Accounts payable                                                                     (8,753)          (11,828)
  Accrued employee benefits                                                               641               235
  Other accrued liabilities                                                             4,383              (648)
                                                                                   ----------        ----------
    Net cash used in operating activities                                             (14,459)          (38,706)
                                                                                   ----------        ----------
Cash flows from investing activities:
------------------------------------
  Acquisition of property and equipment                                                (3,910)          (18,887)
  Cash paid in business combinations, net of cash acquired                                  -           (49,478)
                                                                                   ----------        ----------
    Net cash used in investing activities                                              (3,910)          (68,365)
                                                                                   ----------        ----------
Cash flows from financing activities:
------------------------------------
  Payments under capital lease obligation                                                (258)                -
  Proceeds (payments) of notes payable                                                    (35)           39,353
  Proceeds from the issuance of common stock, net of issuance costs                    39,107             3,513
  Proceeds from long-term debt                                                          1,778                 -
                                                                                   ----------        ----------
    Net cash provided by financing activities                                          39,828            42,866
                                                                                   ----------        ----------
Effect of exchange rate changes on cash                                                (3,863)            1,048
                                                                                   ----------        ----------
Net increase (decrease) in cash and cash equivalents                                   18,360           (63,157)
Cash and cash equivalents at the beginning of the period                               29,241            88,145
                                                                                   ----------        ----------
Cash and cash equivalents at the end of the period                                  $  47,601          $ 24,988
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

                                                   Three Months Ended                         Six Months Ended
                                                         June 30,                                  June 30,
                                                1999                 1998                  1999                 1998
                                          ---------------      -----------------      ---------------      ---------------

Net loss                                         $(54,615)                $ (210)            $(60,407)             $(5,307)
Other comprehensive income (expense)               (1,978)                 1,231               (3,863)               1,048
                                          ---------------      -----------------      ---------------      ---------------
Total comprehensive income (loss)                $(56,593)                $1,021             $(64,270)             $(4,259)
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

5.  CAPITAL STOCK

The Company raised gross proceeds of $15 million and $40 million, respectively, through the issuance of Series B Convertible Preferred Stock and warrants in December 1998, and through the sale of 10,067,958 newly issued shares of Common Stock in June 1999 which was sold to third parties at a 7.5% discount of the average of closing sale prices of Common Stock for the fifteen day period ended June 17, 1999.

The Company retired approximately $38 million of its Notes between December 1998 and February 1999 through the issuance of 5,279,257 shares of Common Stock. The retirement of these notes resulted in an extraordinary gain of approximately $7.3 million during the first quarter of 1999.

During June 1999, the Company exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,134,795 shares of mandatorily redeemable Common Stock and the Company also exchanged outstanding mandatorily redeemable warrants to purchase 1,242,257 shares of Common Stock, which were held by the holders of the Series B Convertible Preferred Stock, for new warrants to purchase 1,242,257 shares of Common Stock with an exercise price of $3.00 per share rather than $3.47 per share. Upon the occurrence of certain events outside the Company's control, each share of Common Stock is redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B Convertible Preferred Stock agreed to waive all premiums accrued and penalties incurred through the exchange date in connection with the Series B Convertible Preferred Stock. The Company recorded a charge in the second quarter of approximately $12.2 million resulting from this exchange, increasing the loss applicable to common stockholders when computing earnings(loss) per share.

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
                                                                 ===================       ==================

7. RESTRUCTURING AND OTHER UNUSUAL CHARGES

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

  In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during the second quarter of 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, an increase to inventory reserves and related charges of approximately $21.4 million. The need for the decrease in the sales forecast was evidenced by the Company's sales trends for the last two quarters which did not meet management's initial expectations for recovery and renewed growth throughout the telecommunications industry, and is further evidenced by the modest growth in the revenues of several of the Company's competitors.

  The Company determined that accounts receivable write-offs and reserves, totaling $11.8 million, were necessary after a customer-by-customer review of all accounts more than 30 days past allowed payment terms. This charge was recorded as part of general and administrative expenses. All of the accounts reserved or written-off were in the Product business segment and the majority of these accounts were for customers of the Company's Tel-Link product lines. These customers were located predominantly in the emerging countries of Africa and Asia, which experienced significant economic turmoil starting in the third quarter of 1998, and the write-off of a single customer receivable in South Africa accounted for more than half of the increase during the quarter. The Company will continue to pursue collection efforts with all of the reserved accounts and is attempting to recover its inventory from the South African customer.

  The write-offs and charges for facilities and fixed assets, which were recorded as part of general and administrative expenses, resulted from the closure of sales offices in Mexico and the United Arab Emirates and the consolidation from three to two facilities in Campbell, CA. As a result, certain fixed assets became idle and leased buildings were abandoned. Approximately $3.0 million of the charge comprises the write-off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with the abandoned facilities. This amount does not include expenses, such as moving expenses or lease payments that will benefit future operations. Additionally, approximately $0.3 million was recorded for severance costs due to the elimination of 30 positions through an involuntary reduction in force.

  The increase in inventory and related reserves totaled approximately $21.4 million and was charged to Product Cost of Sales. Of this total, approximately $15.4 million was required for excess and obsolete inventory primarily in the Company's Tel-Link product lines. Furthermore, the reserves were required primarily for excess and obsolete finished goods inventory. The Company makes no distinction between excess and obsolete inventory at this time.

  Included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographic regions. The Company believes that in some cases it can be less expensive to rework semi-custom finished goods, than purchasing new parts and it can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of inventory by the Company's suppliers.

  Additionally, accrued liabilities were increased by $6.0 million for a charge to Product Cost of Sales for non-cancelable excess inventory purchase commitments, also related primarily to the Company's Tel-Link product lines. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

  The Company's inventory levels were driven based upon forecasted sales expectations worldwide. However, the Company's forecasts of recovery in its business and in the telecommunications industry in general have not yet materialized. In particular, forecasted sales in the emerging countries of Asia and Africa have fallen short of expectations. Consequently, actual sales have fallen short of forecast.

  Subsequent to the end of the second quarter of 1999, the Company embarked on a program to find buyers for excess and obsolete inventory at prices below cost and consequently, has scrapped or sold approximately $3.1 million of this inventory. The Company also is in the process of renegotiating the non-cancelable purchase commitments with its suppliers.

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

  The net loss in the third quarter of 1998 included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in the second quarter of 1999 included unusual charges of $36.5 million which were related to the Company's Product Business Segment. The net loss in 1998 and 1999 was primarily due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of 1998, in part due to the economic turmoil which began in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, and certain of its facilities, fixed assets and goodwill in the third quarter of 1998 as well as in the second quarter of 1999.

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

  The Company acquired the assets of the Cylink Wireless Group on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group for the second quarter of 1999 and 1998 were $3.3 million and $8.7 million, respectively. Sales for the Cylink Wireless Group in the first two quarters of 1998 were approximately
$10.7 million, as compared with approximately $6.5 million during the first two quarters of 1999. The decline in Cylink Wireless Group's sales is attributed primarily to saturation of the airwaves by spectrally inefficient radios. Customers are now looking to replace the higher capacity models. As such, the decline is the result of the Cylink Wireless Group offering these older generation products combined with the Company's decision to divert resources to complete research and development on new generation products. As discussed more fully in this Quarterly Report on Form 10-Q under "In-Process Research and Development", several research projects acquired in the Cylink Wireless Group acquisition have been delayed as the Company focused available resources on commercializing the broadband point-to-multipoint project. Once the broadband point-to-multipoint project is completed, the Company will reprioritize its delayed research and development projects, including those projects acquired in the Cylink Wireless Group acquisition. However, sales for the Cylink Wireless Group are not expected to rebound until the year 2000. There can be no assurance that sales for the Cylink Wireless Group will ever rebound.

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


  The inventory reserves included a reserve for excess and obsolete inventory of approximately $15.4 million. The Company makes no distinction or categorization between excess and obsolete inventory at this time. The Company's inventory levels were driven based upon forecasted sales expectations worldwide. Included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. The Company believes that in some cases it can be less expensive to rework semi-custom finished goods, than purchasing new parts and it can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

  Additionally, the Company incurred a purchase commitment loss for non-cancelable excess inventory purchase commitments of approximately $6.0 million which was charged to accrued liabilities. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.


  Subsequent to the end of the second quarter of 1999, the Company embarked on a program to find buyers for excess and obsolete inventory at prices below cost and consequently, has scrapped or sold approximately $3.1 million of this inventory. The Company also is in the process of renegotiating the non-cancelable purchase commitments with its suppliers.

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


  The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company is also implementing other cost reduction programs in an effort to re-size its manufacturing capacity to better match current demand for the Company's products. For example, the results of operations for the second quarter of 1999 include charges related to the consolidation from three to two facilities in Campbell, CA. Since the abandoned facility primarily was used for manufacturing activities, the Company's overhead structure will be reduced by over $0.2 million per quarter in future quarters. Furthermore, the Company initiated a program in the third quarter of 1999 to dispose of excess manufacturing and test equipment. Although it is too early to estimate the costs and proceeds from this program, the goal is to reduce manufacturing overhead by disposing of this equipment at aggregate net book value. Additionally, the Company initiated another program to renegotiate prices and delivery schedules with key suppliers for purchased parts and components. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits.

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

  Additionally, the Company combined its three Campbell, CA locations, which resulted in the abandonment of one of its leased facilities in Campbell, CA, incurring charges of approximately $3.3 million in the second quarter of

1999. Some of the employees were transferred to other business units while 30 others were laid off. Each functional vice president submitted a list of the eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. These layoffs affected most business functions and job classes. As a result of the facilities closure, certain fixed assets became idle, and leased buildings were abandoned. Approximately $3.0 million of the charge comprises the write-off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with abandoned leased facilities. This amount does not include any expenses, such as moving expenses or lease payments, that will benefit future operations. Additionally, the charge includes approximately $0.3 million for severance costs. In addition, the Company sold the sales office located in the United Arab Emirates. All employees were given severance pay.

  Additionally, the increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in the three months ended June 30, 1999 compared to the corresponding period in 1998.


  General and administrative expenses for the six months ended June 30, 1999 and 1998 were approximately $27.3 million and $8.8 million, respectively. As a percentage of sales, general and administrative expenses increased from 7.2% in the six months ended June 30, 1998 to 36.9% in the corresponding period in 1999. This increase in general and administrative expense was due primarily to the charge for accounts receivable write-offs and reserves and the Campbell, California facilities consolidation in the second quarter of 1999. Additionally, the increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in the six months ended June 30, 1999 compared to the corresponding period in 1998, increased staffing and other costs resulting from the Company's international expansion, primarily in its services segment, and the acquisition of the Cylink Wireless Group in March of 1998. Though the Company is taking measures to reduce expenses where appropriate, the Company expects to continue to incur additional significant ongoing expenses as a publicly owned company relating to legal, accounting and other administrative services and expenses, including its class action litigation. The Company expects general and administrative expenses to increase in absolute dollars in 1999 as compared to 1998.

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

  Conversion of Preferred Stock. In June 1999, the Company exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,134,795 shares of mandatorily redeemable Common Stock. The Company also exchanged outstanding mandatorily redeemable warrants to purchase 1,242,257 shares of Common Stock, which were held by the holders of the Series B Convertible Preferred Stock, for new warrants with an exercise price of $3.00 per share rather than $3.47 per share. Upon the occurrence of certain events outside of the Company's control, each share of Common Stock is redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock.




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

LIQUIDITY AND CAPITAL RESOURCES


  The Company used approximately $14.5 million to finance operating activities during the six months ended June 30, 1999, primarily due to the net loss (excluding an extraordinary gain on the retirement of Notes of $7.3 million) of $60.4 million. This net loss included non-cash charges for depreciation, amortization, loss on disposals of assets, and an unusual charge of $8.2 million, $4.1 million, $5.6 million, and $36.5 million, respectively. The remaining uses of cash were due to the increase in inventory of $3.0 million, and the decrease in accounts payable of $8.8 million. These uses of cash were partially offset by a decrease in accounts receivable of $3.4 million, prepaid expenses and notes receivable of $4.2 million, and other assets of $1.1 million, and an increase in accrued employee benefits, and other accrued liabilities of $0.6 million and $4.4 million, respectively.

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

  The net loss in the second quarter of 1998 included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in the second quarter of 1999 included unusual charges of $36.5 million. The net loss in 1998 and 1999 was primarily due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of 1998, in part due to the economic turmoil which began in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, as compared to prior quarters, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, certain of its facilities, fixed assets and goodwill in the third quarter of 1998 and in the second quarter of 1999.

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

  In addition, certain components, subassemblies and services necessary for the manufacture of its systems are obtained from a sole supplier or a limited group of suppliers. In particular, Eltel Engineering S.r.L. and Associates and Xilinx, Inc. are sole source or limited source suppliers for critical components used in its radio systems.

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

Intensely Competitive Industry

  The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company is experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and broader telecommunications product lines, and include Adtran, Inc., Alcatel Network Systems, Bosch Telekom, Adaptive Broadband Inc., Digital Microwave Corporation (which has recently acquired other competitors, including Innova International Corp. and MAS Technology, Ltd.), Ericsson Limited, Harris Corporation-Farinon Division, Larus Corporation, Lucent T.R.T., NEC, Nokia Telecommunications, Nortel/BNI, Philips T.R.T., SIAE, Siemens, Utilicom and Western Multiplex Corporation.

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

      10.49 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Gruber McBaine International.

      10.50 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Lockheed Martin Corp. Master Retirement Trust.

      10.51 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Trustees of Hamilton College.

      10.52 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and State of Wisconsin Investment
                 Board.

      10.53 (8)  Seventh Amendment to Credit Agreement by and among the
                 Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of June 29, 1999.

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

      10.55 (3)  Agreement between P-Com and Castle Creek Technology Partners
                 LLC, dated as of June 4, 1999.

      10.56 (4)  Agreement between P-Com and Capital Ventures International, dated as of June 4, 1999.

      10.57 (5)  Warrant to purchase shares of Common Stock, dated as of June
                 4, 1999, issued by P-Com, Inc. to Marshall Capital Management, Inc.

      10.58 (6)  Warrant to purchase shares of Common Stock, dated as of June
                 4, 1999, issued by P-Com, Inc. to Castle Creek Technology Partners LLC.

      10.59 (7)  Warrant to purchase shares of Common Stock, dated as of June 4,
                 1999, issued by P-Com, Inc. to Capital Ventures International.

      27.1  (8)  Financial Data Schedule.
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

(8) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999 as filed with the Securities and Exchange Commission on August 16, 1999.

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

      10.49 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Gruber McBaine International.

      10.50 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Lockheed Martin Corp. Master Retirement Trust.

      10.51 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Trustees of Hamilton College.

      10.52 (1)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and State of Wisconsin Investment Board.

      10.53 (8)  Seventh Amendment to Credit Agreement by and among the
                 Registrant, as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto dated as of June 29, 1999.

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

      10.55 (3)  Agreement between P-Com and Castle Creek Technology Partners
                 LLC, dated as of June 4, 1999.

      10.56 (4)  Agreement between P-Com and Capital Ventures International, dated as of June 4, 1999.

      10.57 (5)  Warrant to purchase shares of Common Stock, dated as of June
                 4, 1999, issued by P-Com, Inc. to Marshall Capital Management, Inc.

      10.58 (6)  Warrant to purchase shares of Common Stock, dated as of June 4,
                 1999, issued by P-Com, Inc. to Castle Creek Technology Partners LLC.

      10.59 (7)  Warrant to purchase shares of Common Stock, dated as of June 4,
                 1999, issued by P-Com, Inc. to Capital Ventures International.

      27.1  (8)  Financial Data Schedule.
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

       (8) Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 1999 as filed with the Securities and Exchange Commission on August 16, 1999.