Form 10-K405/A
period 1998-12-31
P COM INC
filed 1999-09-27
CIK 935493

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 3
                                 TO FORM 10-K

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

   On July 31, 1998, each of the option grants made under the Automatic Grant Program on May 18, 1998 with an exercise price of $19.25 per share was cancelled, and a new option for 4,000 shares was granted to each of the four non-employee Board members with an exercise price of $5.8125 per share, the fair market value per share of Common Stock on the grant date of the new option. Due to the decrease in its share price, the competition for our directors' time and the significant effort and commitment expended by the Company's directors on its behalf, the Board believed that it was in the best interest of the Company to incentivize its non-employee Board members by providing them with a continuing opportunity to acquire shares of Common Stock at the current fair market value of such shares. Each of the new options is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each new option will vest in a series of eight (8) successive equal quarterly installments upon the optionee's completion of each successive three (3)-month period of Board service over the twenty-four (24)-month period measured from the July 31, 1998 grant date.

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

   Acquired In-Process Research and Development ("IPR&D"). On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation

("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that $4.8 million of accounts receivable acquired from Cylink Wireless Group, were uncollectible. As a result, the Company withheld payment of $4.8 million of the promissory note. The $4.8 million promissory note holdback is being disputed by Cylink Wireless Group and is in arbitration. See Note 13 of Notes to Consolidated Financial Statements. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998. The Company accounted for this acquisition based on the purchase method of accounting. The results of the Cylink Wireless Group have been included since the date of acquisition.

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

On April 30, 1996, the Company acquired for cash a 51% interest in Geritel, which increased to 67% over the next two years as the company exercised its option to acquire an additional 16% of Geritel's equity capital on terms specified in the acquisition agreement. During the quarter ended September 30, 1998, the Company sold a piece of Geritel's business to a former owner and the remaining business became a wholly owned subsidiary of the Company. The piece that was sold was not deemed to be of long-termed strategic value to the Company, but it did generate revenue and positive cash flow from sales to unaffiliated companies. The piece retained by the Company had developed proprietary technology and products subsequent to the acquisition that principally were used for internal consumption. Consequently, the remaining business generated negative cash flow because revenue from internal sales did not recover the cost of research and development and other operating costs. Since Geritel is expected to generate negative cash flow for the foreseeable future, the Company determined that the unamortized goodwill booked as part of the original purchase price was impaired. Accordingly, the Company recorded an impairment charge of $1.6 million to reduce the carrying amount of this goodwill to its net realizable value. Gerital's remaining assets were not significant and were not tested for impairment.

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

   The Company's exposure in the event of Y2K complications may be impacted by Y2K provisions contained in outstanding agreements. For example, the Company's bank line of credit, as amended, obligates the Company to perform act to ensure the Y2K compliance of its systems and adopt a remediation plan if necessary by September 30, 1999.

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


PricewaterhouseCoopers LLP
San Jose, California

April 20, 1999

                                  P-COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                     DECEMBER 31,
                                                                                                   1998        1997
                                                                                                 ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $ 29,241    $ 88,145
  Accounts receivable, net of allowance for doubtful accounts of $9,591 in
    1998 and $2,521 in 1997                                                                        50,533      70,883
  Inventory                                                                                        79,026      58,003
  Prepaid expenses and notes receivable                                                            21,949      12,534
                                                                                                 --------    --------
      Total current assets                                                                        180,749     229,565
Property and equipment, net                                                                        52,086      32,313
Deferred income taxes                                                                               9,678       1,697
Goodwill and other assets                                                                          71,845      41,946
                                                                                                 --------    --------
                                                                                                 $314,358    $305,521
                                                                                                 ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                               $ 39,618    $ 38,043
  Accrued employee benefits                                                                         3,345       3,930
  Other accrued liabilities                                                                        10,318       6,255
  Income taxes payable                                                                                 --       6,409
  Notes payable                                                                                    46,360         293
                                                                                                 --------    --------
      Total current liabilities                                                                    99,641      54,930
                                                                                                 --------    --------

Long-term debt                                                                                     92,769     101,690
                                                                                                 --------    --------

Minority interest                                                                                      --         604

Series B Mandatorily Redeemable Convertible Preferred Stock                                        13,559          --
                                                                                                 --------    --------
Mandatorily Redeemable Common Stock Warrants                                                        1,839          --
                                                                                                 --------    --------

Commitments (Note 8)

Stockholders' equity:
  Series A Preferred Stock                                                                             --          --
  Common Stock, $0.0001 par value; 95,000,000 shares authorized; 45,869,777 and
    42,664,077 shares issued and outstanding at December 31, 1998 and 1997, respectively                5           4
Additional paid-in capital                                                                        145,246     131,735
Retained earnings (accumulated deficit)                                                           (38,783)     18,380
Accumulated other comprehensive income                                                                 82      (1,822)
                                                                                                 --------    --------
      Total stockholders' equity                                                                  106,550     148,297
                                                                                                 --------    --------
                                                                                                 $314,358    $305,521
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

                                  P-COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)



                                                                                                          Accumulated
                                                                                            Retained         Other
                                                         Common Stock        Additional     Earnings        Compre-     Compre-
                                                      -------------------     Paid-In     (Accumulated      hensive     hensive
                                                        Shares     Amount     Capital       Deficit)        Income       Income
                                                      ----------   ------   ----------   -------------   ------------   ---------
Balance at December 31, 1995                          35,527,028       $3     $ 56,614       $ (9,360)
Issuance of Common Stock in public offerings,
 net of issuance costs                                 4,196,970        1       52,531             --
Issuance of Common Stock for the purchase of
 ACS                                                     140,000       --        1,698             --
Issuance of Common Stock upon exercise of stock
 options and warrants                                    784,408       --        1,353             --
Issuance of Common Stock under employee stock
 purchase plan                                           188,800       --          717
Cumulative translation adjustment                             --       --           --             --        $    73    $     73
Distribution of retained earnings                                                                 (25)
Net income                                                    --       --           --          8,874                      8,874
                                                                                                                        --------
Comprehensive income                                                                                                    $  8,947
                                                      ----------   ------    ---------      ---------    -----------    ========
Balance at December 31, 1996                          40,837,206        4      112,913           (511)            73

Conversion of shareholders' loan to equity by
 Geritel                                                      --       --          368             --

Issuance of Common Stock for the purchase of CSM
                                                         796,612       --       14,500             --
Issuance of Common Stock upon exercise of stock
 options and warrants                                    878,385       --        2,912             --

Cumulative translation adjustment                             --       --           --             --         (1,895)     (1,895)
Issuance of Common Stock under employee stock
 purchase plan                                           151,874       --        1,042             --

Net income                                                    --       --           --         18,891                     18,891
Comprehensive income                                                                                                    $ 16,996
                                                     -----------   ------    ---------       --------    -----------    ========
Balance at December 31, 1997                          42,664,077        4      131,735         18,380         (1,822)
Issuance of Common Stock upon exercise of stock
 options and warrants                                    498,670       --        2,651             --

Issuance of Common Stock under employee stock
 purchases plan                                          240,030       --        1,842             --

Issuance of Common Stock upon retirement of
 Convertible Subordinated Notes due 2002               2,467,000        1        9,018             --

Charge related to Preferred Stock discount                    --       --                      (1,839)
Cumulative translation adjustment                             --       --           --             --          1,904    $  1,904
Net loss                                                      --       --           --        (55,324)                   (55,324)
                                                                                                                        --------
Comprehensive income                                                                                                    $ 53,420
                                                      ----------   ------     --------       --------    -----------    ========
Balance at December 31, 1998                          45,869,777       $5     $145,246       $(38,783)       $    82
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

NOTE 5 -- ACQUISITIONS:

   On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. Such amount has been excluded from the amount allocated to accounts receivable purchased. The remaining amount due on the note of $9.7 million was paid in July 1998. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998. The promissory note holdback is being disputed by Cylink Corporation and is in arbitration. See Note 13.

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

On April 30, 1996, the Company acquired for cash a 51% interest in Geritel, which increased to 67% over the next two years as the company exercised its option to acquire an additional 16% of Geritel's equity capital on terms specified in the acquisition agreement. During the quarter ended September 30, 1998, the Company sold a piece of Geritel's business to a former owner and the remaining business became a wholly owned subsidiary of the Company. The piece that was sold was not deemed to be of long-termed strategic value to the Company, but it did generate revenue and positive cash flow from sales to unaffiliated companies. The piece retained by the Company had developed proprietary technology and products subsequent to the acquisition that principally were used for internal consumption. Consequently, the remaining business generated negative cash flow because revenue from internal sales did not recover the cost of research and development and other operating costs. Since Geritel is expected to generate negative cash flow for the foreseeable future, the Company determined that the unamortized goodwill booked as part of the original purchase price was impaired. Accordingly, the Company recorded an impairment charge of $1.6 million to reduce the carrying amount of this goodwill to its net realizable value. Gerital's remaining assets were not significant and were not tested for impairment.

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

Note 13 - Subsequent Event (unaudited)

    In September 1999, the Company and Cylink Corporation agreed to a resolution of the $4.8 million promissory note holdback (See Note 5). Under the terms of the resolution, the Company agreed to pay to Cylink Corporation $3.25 million of the original disputed amount of $4.8 million. The $3.25 million was accounted for as an adjustment to the purchase price, increasing goodwill and the related amortization in future periods.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 1999.

   P-COM, INC.

   Date: September 24, 1999  By   /s/ George P. Roberts
                              ---------------------------------------
                                     George P. Roberts
                                     Chairman of the Board and
                                     Chief Executive Officer


   Date: September 24, 1999  By   /s/ Robert E. Collins
                              ------------------------------------------
                                     Robert E. Collins
                                     Chief Financial Officer, Vice President,
                                     Finance and Administration

POWER OF ATTORNEY


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  September 24, 1999                        By   /s/  George P. Roberts
                                                     -----------------------------------------------
                                                     George P. Roberts
                                                     Chairman of the Board and
                                                     Chief Executive Officer (Principal Executive Officer)

Date:  September 24, 1999                        By   /s/  Robert E. Collins
                                                     -----------------------------------------------
                                                     Robert E. Collins
                                                     Chief Financial Officer, Vice President,
                                                     Finance and Administration (Principal Financial Officer)

Date:  September 24, 1999                        By                        *
                                                     ------------------------------------------------
                                                     Gill Cogan
                                                     Director of the Company

Date:  September 24, 1999                        By                        *
                                                     -----------------------------------------------
                                                     John A. Hawkins
                                                     Director of the Company

Date:  September 24, 1999                        By                        *
                                                     -----------------------------------------------
                                                     M. Bernard Puckett
                                                     Director of the Company

Date:  September 24, 1999                        By                        *
                                                     -----------------------------------------------
                                                     Jame  J. Sobczak
                                                     Director of the Company

* By George P. Roberts, attorney-in-fact