Form 10-Q
period 1999-09-30
P COM INC
filed 1999-11-18
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes |X| No |_|

As of November 11, 1999, there were 64,474,137 shares of the Registrant's Common Stock, par value $0.0001 per share, outstanding.

This quarterly report on Form 10-Q consists of 48 pages of which this is page 1. The Exhibit Index appears on page 48.

                                   P-COM, INC.
                                TABLE OF CONTENTS

                                                                           Page
PART I.  Financial Information                                            Number
                                                                          ------

Item 1   Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998..............................................   3

         Condensed Consolidated Statements of Operations for the three and
         nine month periods ended September 30, 1999 and 1998  .............   4

         Condensed Consolidated Statements of Cash Flows for the nine month
         periods ended September 30, 1999 and 1998  ........................   6

         Notes to Condensed Consolidated Financial Statements  .............   8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations  ..............................  17

Item 3   Quantitative and Qualitative Disclosures About Market Risk ........  44

PART II. Other Information

Item 1   Legal Proceedings .................................................  45

Item 2   Changes in Securities .............................................  45

Item 3   Defaults Upon Senior Securities ...................................  45

Item 4   Submission of Matters to a Vote of Security Holders ...............  45

Item 5   Other Information .................................................  45

Item 6   Exhibits and Reports on Form 8-K ..................................  45

Signatures .................................................................  47

PART I - FINANCIAL INFORMATION

ITEM 1.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                                 September 30, 1999    December 31, 1998
ASSETS                                                                           ------------------    -----------------
                                                                                                          (restated)
Current assets:
  Cash and cash equivalents                                                           $  14,034             $  29,033
  Accounts receivable, net of allowance of $4,622 and $4,600, respectively               38,310                37,892
  Inventory                                                                              42,784                68,812
  Prepaid expenses and notes receivable                                                  14,556                19,787
  Net assets of discontinued operation                                                   12,795                16,988
                                                                                      ---------             ---------
    Total current assets                                                                122,479               172,512

Property and equipment, net                                                              37,078                46,770
Deferred income taxes                                                                     9,678                 9,678
Goodwill and other assets                                                                52,184                71,526
                                                                                      ---------             ---------
                                                                                      $ 221,419             $ 300,486
                                                                                      =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $  25,441             $  30,679
  Accrued employee benefits                                                               2,883                 2,532
  Other accrued liabilities                                                              13,810                 7,857
  Deferred liabilities                                                                    6,750                 3,000
  Accrual for loss on disposal of discontinued operation                                  8,898                    --
  Notes payable                                                                          26,557                46,360
                                                                                      ---------             ---------
    Total current liabilities                                                            84,339                90,428
                                                                                      ---------             ---------

Deferred liabilities, net of current portion                                              1,250                 5,000
                                                                                      ---------             ---------

Long-term debt                                                                           64,230                90,253
                                                                                      ---------             ---------

Series B Mandatorily Redeemable Convertible Preferred Stock                                  --                13,559
                                                                                      ---------             ---------

Mandatorily Redeemable Stock                                                             13,559                    --
                                                                                      ---------             ---------

Mandatorily Redeemable Common Stock Warrants                                              3,839                 1,839
                                                                                      ---------             ---------

Stockholders' equity:
  Series A Preferred Stock                                                                   --                    --
  Common Stock                                                                                6                     5
  Additional paid-in capital                                                            199,972               145,246
  Accumulated deficit                                                                  (145,240)              (45,924)
  Accumulated other comprehensive income                                                   (536)                   80
                                                                                      ---------             ---------
    Total stockholders' equity                                                           54,202                99,407
                                                                                      ---------             ---------
                                                                                      $ 221,419             $ 300,486
                                                                                      =========             =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                     1999           1998           1999            1998
                                                                   ---------      ---------      ---------       ---------
                                                                                  (restated)                     (restated)
Sales:
  Product                                                          $  30,012      $  12,131      $  79,996       $  99,772
  Service                                                             10,046          9,874         29,414          26,000
                                                                   ---------      ---------      ---------       ---------
    Total sales                                                       40,058         22,005        109,410         125,772
                                                                   ---------      ---------      ---------       ---------
Cost of sales:
  Product                                                             22,536         27,584         82,121          82,449
  Service                                                              6,705          9,120         20,103          19,737
                                                                   ---------      ---------      ---------       ---------
    Total cost of sales                                               29,241         36,704        102,224         102,186
                                                                   ---------      ---------      ---------       ---------

Gross profit (loss)                                                   10,817        (14,699)         7,186          23,586
                                                                   ---------      ---------      ---------       ---------
Operating expenses:
  Research and development                                             7,623         11,157         25,763          27,928
  Selling and marketing                                                3,690          5,463         13,468          14,907
  General and administrative                                           5,325         10,110         26,810          18,114
  Goodwill amortization                                                2,054          1,946          6,162           4,738
  Restructuring charge                                                  (167)         4,332          3,118           4,332
  Acquired in-process research and development                            --             --             --          15,442
                                                                   ---------      ---------      ---------       ---------
    Total operating expenses                                          18,525         33,008         75,321          85,461
                                                                   ---------      ---------      ---------       ---------

Loss from operations                                                  (7,708)       (47,707)       (68,135)        (61,875)
Interest expense                                                      (2,717)        (2,165)        (6,849)         (5,673)
Interest income                                                          288            185            470           1,413
Other income (expense), net                                           (3,576)          (760)        (3,812)           (564)
                                                                   ---------      ---------      ---------       ---------
Loss from continuing operations before extraordinary
  item and income taxes                                              (13,713)       (50,447)       (78,326)        (66,699)
Provision (benefit) for income taxes                                     228         (8,839)           479         (11,610)
                                                                   ---------      ---------      ---------       ---------
Loss from continuing operations before extraordinary item            (13,941)       (41,608)       (78,805)        (55,089)
Extraordinary item: gain on retirement of Notes                           --             --          7,284              --
                                                                   ---------      ---------      ---------       ---------
Loss from continuing operations                                      (13,941)       (41,608)       (71,521)        (55,089)

Discontinued operation:
Net income (loss) from discontinued operation of Technosystem,
  S.p.A. to August 11, 1999                                             (678)           411         (4,364)          2,532
Loss on disposal of Technosystem including provision of
  $2,000 for operating losses during phase-out period                (21,780)            --        (21,780)             --
                                                                   ---------      ---------      ---------       ---------
    Net loss                                                         (36,399)       (41,197)       (97,665)        (52,557)
Charge related to conversion of Preferred Stock
  to Common Stock                                                         --             --        (12,190)             --
                                                                   ---------      ---------      ---------       ---------
    Net loss attributable to holders of Common Stock               $ (36,399)     $ (41,197)     $(109,855)      $ (52,557)
                                                                   =========      =========      =========       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (In thousands, except per share data, unaudited)

                                                                         Three Months Ended                  Nine Months Ended
                                                                             September 30,                     September 30,
                                                                         1999             1998             1999             1998
                                                                      ----------       ----------       ----------       ----------
                                                                                       (restated)                        (restated)
Basic and diluted net loss attributable to holders of common stock per share:
   Loss from continuing operations before extraordinary item          $    (0.21)      $    (0.96)      $    (1.41)      $    (1.28)
   Extraordinary item                                                         --               --             0.13               --
   Income (loss) from discontinued operation                               (0.01)            0.01            (0.09)            0.06
   Loss on disposal of Technosystem                                        (0.33)              --            (0.40)              --
   Conversion of preferred stock                                              --               --            (0.22)              --
                                                                      ----------       ----------       ----------       ----------
     Net loss                                                         $    (0.55)      $    (0.95)      $    (1.99)      $    (1.22)
                                                                      ==========       ==========       ==========       ==========

Shares used in per share computations:
   Basic and diluted                                                      65,330           43,459           55,133           43,204
                                                                      ==========       ==========       ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                     Nine Months Ended September 30,
                                                                           1999           1998
                                                                         --------       --------
                                                                                       (restated)
Cash flows from operating activities:
  Loss from continuing operations                                        $(71,521)      $(55,089)
  Adjustments to reconcile net loss to net
      cash used in continuing operations:
    Depreciation                                                           11,680          7,624
    Amortization of goodwill                                                6,162          4,738
    Loss on disposals of fixed assets                                       4,753             --
    Deferred income taxes                                                      --        (13,829)
    Restructuring and other unusual charges                                33,190             --
    Acquired in-process research and development                               --         15,442
    Non-cash effect of retirement of Notes                                 (7,284)            --

  Change in assets and liabilities (net of acquisition balances):
    Accounts receivable, net of charges                                   (12,231)        29,962
    Inventory, net of charges                                               4,651        (20,280)
    Prepaid expenses  and notes receivable                                  5,231         (6,827)
    Goodwill and other assets                                                 352          3,741
    Accounts payable                                                       (5,238)       (11,074)
    Accrued employee benefits                                                 351         (1,343)
    Income taxes payable                                                       --         (2,269)
    Deferred liabilities                                                       --          6,554
    Other accrued liabilities                                               5,594          4,670
                                                                         --------       --------
      Net cash used in continuing operations                              (24,310)       (37,980)
      Net cash used in discontinued operations                               (225)        (8,574)
                                                                         --------       --------

      Net cash used in operating activities                               (24,535)       (46,554)
                                                                         --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment                                    (6,312)       (14,955)
  Cash paid in business combinations, net of cash acquired                     --        (61,742)
                                                                         --------       --------
    Net cash used in investing activities                                  (6,312)       (76,697)
                                                                         --------       --------
Cash flows from financing activities:
  Payments under capital lease obligation                                    (276)           (58)
  Proceeds from sale-leaseback transaction                                     --          1,557
  Proceeds (payments) of notes payable                                    (19,803)        55,356
  Proceeds from the issuance of common stock, net of issuance costs        36,471          4,439
  Proceeds from long-term debt                                                 71         (1,637)
  Increase in common stock                                                      1             --
                                                                         --------       --------
    Net cash provided by financing activities                              16,464         59,657
                                                                         --------       --------
Effect of exchange rate changes on cash                                      (616)          (188)
                                                                         --------       --------
Net decrease in cash and cash equivalents                                 (14,999)       (63,782)
Cash and cash equivalents at the beginning of the period                   29,033         86,556
                                                                         --------       --------
Cash and cash equivalents at the end of the period                       $ 14,034       $ 22,774
                                                                         ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                            (In thousands, unaudited)

                                                                       Nine Months Ended September 30,
                                                                              1999          1998
                                                                            --------      --------
                                                                                         (restated)
Supplemental cash flow disclosures:
  Cash paid for income taxes                                                $    346      $  1,922
                                                                            ========      ========
  Cash paid for interest                                                    $  6,665      $  5,851
                                                                            ========      ========
  Promissory note issued in connection with the acquisition of Cylink,
    net of amount withheld                                                  $     --      $  9,682
                                                                            ========      ========
  Exchange of Convertible Subordinated Notes for Common Stock               $ 25,539      $     --
                                                                            ========      ========
  Equipment purchased under capital lease                                   $     80      $     --
                                                                            ========      ========
  Repricing of Warrants                                                     $  2,000      $     --
                                                                            ========      ========
  Write-off of Technosystem, S.p.A. goodwill                                $ 12,828      $     --
                                                                            ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete unaudited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30,1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited 1998 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K/A (File No. 0-25356). Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

Revision of financial statements and changes to certain information

      P-Com, Inc. (the "Company") is amending, and pursuant to those amendments has revised its 1998 and first quarter of 1999 financial statements, as reflected in this filing, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. Recently, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which requires payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.2 million and to reduce the first quarter of 1999 revenue and pretax income by $0.8 million.

      The effect of this revision to previously reported condensed consolidated financial statements as of December 31, 1998 and for the three and nine month periods ended September 30, 1998 is as follows (in thousands except per share amounts, unaudited):

                                                      Three months ended              Nine months ended
                                                      September 30, 1998              September 30, 1998
Statements of Operations:                          As reported      Restated     As reported       Restated
                                                   -----------      --------     -----------       --------
Revenue                                             $  30,240      $  22,005      $ 152,336       $ 125,772
Loss from operations                                $ (46,811)     $ (47,707)     $ (52,546)      $ (61,875)
Net loss                                            $ (40,696)     $ (41,197)     $ (46,003)      $ (52,557)
Net loss per share
  Basic and diluted                                 $   (0.94)     $   (0.95)     $   (1.06)      $   (1.22)

                                                      December 31, 1998
Balance Sheets:                                    As reported      Restated
                                                   -----------      --------

Other accrued liabilities                           $  10,318      $   7,857
Deferred liabilities - current portion              $      --      $   3,000
Deferred liabilities, net of current portion        $      --      $   5,000
Total liabilities                                   $ 192,410      $ 185,681
Accumulated deficit                                 $ (38,783)     $ (45,924)
Total stockholders' equity                          $ 106,550      $  99,407

      The Company has also reclassified its Italian broadcast subsidiary, Technosystem S.p.A, as a discontinued operation based on the Board of Directors decision in the third quarter of 1999 to divest this business unit. Technosystem S.p.A will no longer be included in the Company's financial statements on a line item basis, but will be shown separately as a discontinued operation. The Company has recorded a $21.8 million write-down based on its expectation of the ultimate selling price. The write-down is classified along with the Technosystem S.p.A. historical financial results as a discontinued operation. See Note 10 to the Condensed Consolidated Financial Statements.

2. NET LOSS PER SHARE

      For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. For the three and nine months ended September 30, 1999, options to purch ase approximately 3,093,337 and 1,700,011 shares of Common Stock were excluded from the computation, respectively. For the nine months ended September 30, 1999, the assumed conversion of the 4 1/4% Convertible Subordinated Notes ("Notes") into 2,812,257 shares of Common Stock was not included in the computation of diluted net loss per share because the effect would be antidilutive.

3. RECENT ACCOUNTING PRONOUNCEMENTS

      In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in a consolidated financial statement that is displayed with the same prominence as other consolidated financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The Company's total comprehensive net loss was as follows
(in thousands, unaudited):

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                              1999           1998           1999            1998
                                                            ---------      ---------      ---------       ---------
Net loss attributable to holders of Common Stock            $ (36,399)     $ (41,197)     $(109,855)      $ (52,557)
Other comprehensive income
  (expense)                                                     2,091         (1,981)        (1,770)           (933)
                                                            ---------      ---------      ---------       ---------
Total comprehensive loss                                    $ (34,308)     $ (43,178)     $(111,625)      $ (53,490)
                                                            =========      =========      =========       =========

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

      In September 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under SFAS No. 133. The Company is currently evaluating the impact of SFAS No. 133 on its financial position and results of operations.

4. BORROWING ARRANGEMENTS

      The Company entered into a revolving line-of-credit agreement on May 15, 1998, as amended, that provided for borrowings of up to $50.0 million. The maximum revolving commitment, as amended, has been reduced to $30.0 million until maturity on January 15, 2000. At September 30, 1999, the Company had been advanced approximately $26.6 million and had used the remaining $3.4 million to secure letters of credit under such line. Borrowings under the line are secured by the assets of the Company and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through September 30, 1999. Non-compliance could cause the Company to be in default under the bank credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts.

      The Company's foreign subsidiaries had lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

      Technosystem, S.p.A. has a line of credit bearing interest at either a base interest rate or a variable interest rate. The line of credit is guaranteed by the Company. At September 30, 1999, $3.3 million had been drawn down under this facility. The Company has reclassified its Italian broadcast subsidiary, Technosystem S.p.A., as a discontinued operation based on the Board of Directors decision in the third quarter of 1999 to divest this business unit. Technosystem S.p.A. will no longer be included in the Company's financial statements on a line item basis, but will be shown separately as a discontinued operation. See
Note 10 to the Condensed Consolidated Financial Statements.

5. CAPITAL STOCK

      The Company raised gross proceeds of $15 million and $40 million, respectively, through the issuance of Series B Convertible Preferred Stock and warrants in December 1998, and through the sale of 10,067,958 newly issued shares of Common Stock in June 1999 which were sold to third parties at a 7.5% discount from the average of closing sale prices of Common Stock for the fifteen day period ended June 17, 1999.

      The Company retired approximately $38 million of its Notes between December 1998 and February 1999 through the issuance of 5,279,257 shares of Common Stock. The retirement of these notes resulted in an extraordinary gain of approximately $7.3 million during the first quarter of 1999.

      During June 1999, the Company exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,134,795 shares of mandatorily redeemable Common Stock and the Company also exchanged outstanding mandatorily redeemable warrants to purchase 1,242,257 shares of Common Stock, which were held by the holders of the Series B Convertible Preferred Stock, for new warrants to purchase 1,242,257 shares of Common Stock with an exercise price of $3.00 per share rather than $3.47 per share. Upon the occurrence of certain events outside the Company's control, each share of Common Stock was redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B Convertible Preferred Stock agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B Convertible Preferred Stock as of the date of exchange.

      Pursuant to the registration rights agreement the Company entered into in connection with the issuance of the Series B Convertible Preferred Stock, as amended by the exchange agreements, the Company is required to make cash payments to the exchange stockholders because their resale registration statement was not declared effective on or before July 19, 1999. As of September 30, 1999, the penalty amount was $1.1 million, of which $0.3 million was paid, and was continuing to accrue at a rate of $10,000 for each day after July 19, 1999 until the registration statement is declared effective. Additionally, the Company recorded a charge in the second quarter of approximately $12.2 million resulting from this exchange, increasing the loss attributable to common stockholders when computing earnings (loss) per share.

      In November 1999, the Company entered into agreements with the exchange shareholders to eliminate their redemption rights and their past and future late registration premiums and penalties in exchange for 219,605 shares of Common Stock, warrants to purchase 443,000 shares of Common Stock, and a $400,000 promissory note convertible (with interest) into Common Stock at a conversion price of $4.715625 per share.

6. BALANCE SHEET COMPONENTS

      Inventory consists of the following (in thousands, unaudited):

                                                 September 30,      December 31,
                                                     1999              1998
                                                    -------           -------

            Raw materials                           $21,349           $30,811
            Work-in-process                          14,226            19,332
            Finished goods                            7,209            18,669
                                                    -------           -------
                                                    $42,784           $68,812
                                                    =======           =======

      Property and equipment consist of the following (in thousands, unaudited):

                                                                September 30,  December 31,
                                                                    1999           1998
                                                                  --------       --------
            Tooling and test equipment                            $ 46,375       $ 46,274
            Computer equipment                                      10,225          9,205
            Furniture and fixtures                                   5,563          7,129
            Land and buildings                                       3,270          3,465
            Construction-in-process                                  3,419          4,878
                                                                  --------       --------
                                                                    68,852         70,951
            Less - accumulated depreciation and amortization       (31,774)       (24,181)
                                                                  --------       --------
                                                                  $ 37,078       $ 46,770
                                                                  ========       ========

      Goodwill and other assets consist of the following (in thousands, unaudited):

                                                    September 30,   December 31,
                                                        1999           1998
                                                      --------       --------
            Goodwill:
              Technosystem                            $     --       $ 15,850
              CSM                                       22,295         22,295
              Cylink                                    34,261         34,261
              Cemetel                                    4,360          4,360
                                                      --------       --------
                                                        60,916         76,766
            Less- accumulated amortization             (10,838)        (7,698)
                                                      --------       --------
              Net goodwill                              50,078         69,068
            Other assets                                 2,106          2,458
                                                      --------       --------
                                                      $ 52,184       $ 71,526
                                                      ========       ========

7. RESTRUCTURING AND OTHER UNUSUAL CHARGES

      During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Accrued restructuring costs of $4.3 million were recorded in the third quarter of 1998 relating to these initiatives.

      In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during the second quarter of 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, and an increase to inventory reserves and related charges of approximately $21.4 million. The need for the decrease in the sales forecast was evidenced by the Company's sales trends for the last two quarters which did not meet management's initial expectations for recovery and renewed growth throughout the telecommunications industry, and is further evidenced by the modest growth in the revenues of several of the Company's competitors.

      The Company determined that accounts receivable write-offs and reserves, totaling $11.8 million, were necessary after a customer-by-customer review of all accounts more than 90 days past allowed payment terms. This charge was recorded as part of general and administrative expenses. All of the accounts reserved or written-off were in the Product business segment and the majority of these accounts were for customers of the Company's Tel-Link product lines. These customers were located predominantly in the emerging countries of Africa and Asia, which experienced significant economic turmoil starting in the third quarter of 1998, and the write-off of a single customer receivable in South Africa accounted for more than half of the increase during the quarter. The Company will continue to pursue collection efforts with all of the reserved accounts and is attempting to recover its inventory from the South African customer.

      The write-offs and charges for facilities and fixed assets, which were recorded as part of general and administrative expenses, resulted from the closure of sales offices in Mexico and the United Arab Emirates and the consolidation from three to two facilities in Campbell, California. As a result, certain fixed assets became idle and leased buildings were abandoned. Approximately $3.0 million of the charge comprises the write-off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with the abandoned facilities. This amount does not include expenses, such as moving expenses or lease payments that will benefit future operations. Additionally, approximately $0.3 million was recorded for severance costs due to the elimination of 30 positions through an involuntary reduction in force.

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

      Included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographic regions. The Company believes that in some cases it can be less expensive to rework semi-custom finished goods than to purchase new parts and it can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of inventory by the Company's suppliers.

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

      Beginning in the third quarter of 1999, the Company embarked on a program to find buyers for excess and obsolete inventory at prices below cost and consequently, has scrapped or sold approximately $3.5 million of this inventory. The Company also is in the process of attempting to renegotiate the non-cancelable purchase commitments with its suppliers.

      The accrued restructuring and other unusual charges and amounts charged against the accrual as of September 30, 1999 are as follows (in thousands, unaudited):

                                                          Beginning                      Expenditures       Remaining
                                                           Accrual       Additions      and Write-offs       Accrual
                                                          ---------     -----------     --------------       --------
Severance and benefits                                     $    569        $    300        $   (701)         $    168
Facility and fixed asset write-offs                             879           3,000          (3,649)              230
Goodwill impairment                                           2,884              --          (2,884)               --
                                                           --------        --------        --------          --------
Total restructuring charges                                   4,332           3,300          (7,234)              398
                                                           --------        --------        --------          --------
Inventory reserve                                            16,922          15,400         (14,818)           17,504
Non-cancellable purchase commitments reserve                     --           6,000          (1,269)            4,731
                                                           --------        --------        --------          --------
Total inventory and related charges                          16,922          21,400         (16,087)           22,235
                                                           --------        --------        --------          --------
Accounts receivable reserve                                   5,386          11,800          (5,386)           11,800
                                                           --------        --------        --------          --------
Total accrued restructuring and other unusual charges      $ 26,640        $ 36,500        $(28,707)         $ 34,433
                                                           ========        ========        ========          ========

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

As of August 11, 1999, the Company announced its intent to divest its broadcast equipment business, Technosystem, S.p.A., and concluded that a measurement date had occurred. Accordingly, beginning in the third quarter of 1999, this business is being reported as a discontinued operation and the amounts presented for prior periods have been restated for appropriate comparability. As such, the segment information shown below does not include Technosystem's financial information for both the three months and nine months ended September 30, 1999 and 1998. See Note 10 to the Condensed Consolidated Financial Statements.

      The accounting policies of the operating segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Annual Report on Form 10-K/A. The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. The following tables show the operations of the Company's operating segments (in thousands, unaudited):

For the Three Months Ended                     Product         Service
September 30, 1999                              Sales           Sales          Total
----------------------------------------      ---------       ---------      ---------
Sales                                         $  30,012       $  10,046      $  40,058
Income (loss) from continuing operations      $  (9,463)      $   1,755      $  (7,708)
Depreciation                                  $  (3,032)      $    (233)     $  (3,265)
Total assets                                  $ 198,213       $  23,206      $ 221,419
Interest expense                              $  (2,633)      $     (84)     $  (2,717)

For the Three Months Ended                     Product         Service
September 30, 1998                              Sales           Sales          Total
----------------------------------------      ---------       ---------      ---------
Sales                                         $  12,131       $   9,874      $  22,005
Income (loss) from continuing operations      $ (47,165)      $    (542)     $ (47,707)
Depreciation                                  $  (2,119)      $    (482)     $  (2,601)
Total assets                                  $ 275,783       $  12,757      $ 288,540
Interest expense                              $  (2,135)      $     (30)     $  (2,165)

For the Nine Months Ended                      Product         Service
September 30, 1999                              Sales           Sales          Total
----------------------------------------      ---------       ---------      ---------
Sales                                         $  79,996       $  29,414      $ 109,410
Income (loss) from continuing operations      $ (71,685)      $   3,550      $ (68,135)
Depreciation                                  $ (10,727)      $    (953)     $ (11,680)
Total assets                                  $ 198,213       $  23,206      $ 221,419
Interest expense                              $  (6,591)      $    (258)     $  (6,849)

For the Nine Months Ended                      Product         Service
September 30, 1998                              Sales           Sales          Total
----------------------------------------      ---------       ---------      ---------
Sales                                         $  99,772       $  26,000      $ 125,772
Income (loss) from continuing operations      $ (63,787)      $   1,912      $ (61,875)
Depreciation                                  $  (6,973)      $    (651)     $  (7,624)
Total assets                                  $ 275,783       $  12,757      $ 288,540
Interest expense                              $  (5,550)      $    (123)     $  (5,673)

A reconciliation of loss from continuing operations to loss before extraordinary item and income taxes is as follows (in thousands, unaudited):

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                              1999           1998           1999           1998
                                            --------       --------       --------       --------
Loss from continuing operations             $ (7,708)      $(47,707)      $(68,135)      $(61,875)
Interest expense                              (2,717)        (2,165)        (6,849)        (5,673)
Interest income                                  288            185            470          1,413
Other income (expense), net                   (3,576)          (760)        (3,812)          (564)
                                            --------       --------       --------       --------
Loss from continuing operations before
  extraodinary item and income taxes        $(13,713)      $(50,447)      $(78,326)      $(66,699)
                                            ========       ========       ========       ========

      The Company's product and service sales by category are as follows (in thousands, unaudited):

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                              1999         1998          1999          1998
                                            --------     --------      --------      --------
Microwave radio transmission equipment      $ 28,953     $ 10,835      $ 74,994      $ 94,691
Network monitoring equipment                   1,059        1,296         5,002         5,081
Service                                       10,046        9,874        29,414        26,000
                                            --------     --------      --------      --------
                                            $ 40,058     $ 22,005      $109,410      $125,772
                                            ========     ========      ========      ========

      The breakdown of sales by geographic customer destination and property and equipment, net, are as follows (in thousands, unaudited):

                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                       1999         1998          1999          1998
                                      --------     --------      --------      --------
      Sales:
        United States                 $ 11,404     $ 10,783      $ 30,548      $ 32,151
        United Kingdom                  12,346           18        39,614        25,833
        Europe                           7,331        8,913        22,161        40,053
        Africa                              --          574            --        16,816
        Asia                             5,204          767         6,294         8,194
        Other geographic regions         3,773          950        10,793         2,725
                                      --------     --------      --------      --------
                                      $ 40,058     $ 22,005      $109,410      $125,772
                                      ========     ========      ========      ========

                                           At September 30,
                                          1999         1998
                                        -------      -------
      Property and equipment, net:
        United States                   $29,166      $35,194
        United Kingdom                    2,754        2,876
        Italy                             4,939        3,412
        Other geographic regions            219          278
                                        =======      =======
                                        $37,078      $41,760
                                        =======      =======

9.    CONTINGENCIES

      The Company is a defendant in a consolidated class action lawsuit in which the plaintiffs are alleging various securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. The Company believes the action is without merit and intends to defend this action vigorously. This proceeding is at an early stage and the Company is unable to speculate on its ultimate outcome. However, the ultimate result of the matter described above could have a material adverse effect on the Company's results of operations or financial position either through the defense or result of such litigation.

10.   DISCONTINUED OPERATION

      As of August 11, 1999, the Company announced its intent to divest its broadcast equipment business, Technosystem, S.p.A., and concluded that a measurement date had occurred. Accordingly, beginning in the third quarter of 1999, this business is being reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the Condensed Consolidated Balance Sheets, "net assets from discontinued operations", and in the "discontinued operations" line of the Condensed Consolidated Statements of Operations. The "net assets from discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of the business. The amounts presented for prior periods have been restated for appropriate comparability.

      The Company anticipates an overall loss on the sale of Technosystem, S.p.A. including a loss from operations during the phase-out period which is estimated to end on or about December 31, 1999. Consequently, all losses estimated at this time have been recognized by the Company and included as part of the Condensed Consolidated Statements of Operations for the third quarter of 1999.

      Summarized results of Technosystem, S.p.A. are as follows (in thousands, unaudited):

                                                Three Months Ended         Nine Months Ended,
                                                   September 30,             September 30,
                                                1999          1998        1999          1998
                                               -------       -------     -------       -------
      Sales                                    $   831       $ 7,734     $ 4,709       $20,010
                                               =======       =======     =======       =======

      Income (loss) before income taxes        $(1,457)      $   483     $(5,144)      $ 2,641
      Provision for income taxes                    --            72          --           109
                                               -------       -------     -------       -------
        Net income (loss)                      $(1,457)      $   411     $(5,144)      $ 2,532
                                               =======       =======     =======       =======

      Net assets of Technosystem, S.p.A as reported in the Condensed Consolidated Balance Sheets comprised the following (in thousands, unaudited):

                                                  September 30,     December 31,
                                                      1999              1998
                                                    -------           -------
Current assets                                      $21,235           $25,225
Land, buildings and equipment, net                    4,246             5,316
Other assets                                            403               318
                                                    -------           -------
  Total assets                                       25,884            30,859
                                                    -------           -------

Current liabilities                                  11,700            11,355
Long-term borrowings                                  1,389             2,516
                                                    -------           -------
  Total liabilities                                  13,089            13,871
                                                    -------           -------

  Net assets of discontinued operation              $12,795           $16,988
                                                    =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Risk Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1998 Annual Report on Form 10-K/A as amended, and other documents filed by the Company with the Securities and Exchange Commission.

Revision of financial statements and changes to certain information

      P-Com, Inc. (the "Company") is amending, and pursuant to those amendments has revised its 1998 and first quarter of 1999 financial statements, as reflected in this filing, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. Recently, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which requires payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.2 million and to reduce the first quarter of 1999 revenue and pretax income by $0.8 million. See Note 1 to the Condensed Consolidated Financial Statements.

      The Company has also reclassified its Italian broadcast subsidiary, Technosystem S.p.A. ("Technosystem"), as a discontinued operation based on the Board of Directors decision in the third quarter of 1999 to divest of this business unit. Technosystem's sales for the three months ended September 30, 1999 and 1998 were $0.8 million and $7.7 million respectively. For the nine months ended September 30, 1999 and 1998 Technosystem's sales were $4.7 million and $20.0 million, respectively. The decrease in sales for both the three month and nine month periods were primarily due to two factors. First, many of Technosystem's existing and potential customers are located in emerging markets with struggling economies, which has made it difficult for these customers to meet the Company's credit terms. Second, many customers have been unwilling to commit to a long-term investment in analog equipment, when digital systems are on the verge of becoming available in many markets. This has resulted in some customers deciding to delay new equipment purchases until digital equipment becomes readily available in their market. As such, the Company has decided to focus available resources on its core business operations, resulting in the decision to divest of this business unit.

      Technosystem will no longer be included in the Company's financial statements on a line item basis, but will be shown separately as a discontinued operation. The Company has recorded a $21.8 million write-down based on its expectation of the ultimate selling price. The write-down is classified along with the Technosystem historical financial results as a discontinued operation. See Note 10 to the Condensed Consolidated Financial Statements. Except where noted, the following comments are associated with the Company's continuing business segments.

      In early August 1999, the Company announced that it had determined that Control Resources Corporation ("CRC") was not a part of the Company's long-term strategic focus, and that accordingly it was evaluating alternatives for this subsidiary, including possible disposition. CRC manufactures network monitoring equipment and had sales of $5.0 million and $6.8 million, respectively, for the nine months ended September 30, 1999 and for the year ended December 31, 1998.

Overview

      P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, and the Company also provides software and related services for these products. Additionally, the Company offers turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. The Company's point-to-multipoint radio systems for use in the telecommunications industry have reached the production stage and the Company expects shipments of this product line will result in production revenues beginning in the fourth quarter of 1999. The Company anticipates that its ability to generate future revenues and profits will depend in large part on the success of the point-to-multipoint product line.

      The Company raised gross proceeds of $15 million and $40 million, respectively, through the issuance of Series B Convertible Preferred Stock and warrants in December 1998, and through the sale of 10,067,958 newly issued shares of Common Stock in June 1999. The Company retired approximately $40 million of its 4 1/4% Convertible Subordinated Notes ("Notes") between December 1998 and February 1999 through the issuance of 5,279,257 shares of Common Stock. During June 1999, the Company issued 5,134,795 shares of Common Stock in exchange for all 15,000 shares of Series B Convertible Preferred Stock and the Company also issued new warrants to purchase 1,242,257 shares of Common Stock with an exercise price of $3.00 per share in exchange for 1,242,257 outstanding warrants with an exercise price of $3.47 per share which were held by the holders of the Series B Convertible Preferred Stock. In connection with the exchange agreements, each holder of the Series B Convertible Preferred Stock agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B Convertible Preferred Stock as of the date of exchange.

      Pursuant to the registration rights agreement the Company entered into in connection with the issuance of the

Series B Convertible Preferred Stock, as amended by the exchange agreements, the Company was required to make cash payments to the exchange stockholders because their resale registration statement was not declared effective on or before July 19, 1999. As of September 30, 1999, the penalty amount was $1.1 million, of which $0.3 million was paid, and was continuing to accrue at a rate of $10,000 for each day after July 19, 1999 until the registration statement is declared effective. Additionally, the Company recorded a charge in the second quarter of approximately $12.2 million resulting from this exchange, increasing the loss attributable to common stockholders when computing earnings (loss) per share. The exchange agreements also provided, in some circumstances, for the Company to pay further penalties and/or to be required to purchase the 5,134,795 shares of Common Stock.

     In November 1999, the Company entered into agreements with the exchange shareholders to eliminate their redemption rights and their past and future late registration penalties in exchange for 219,605 shares of Common Stock, warrants to purchase 443,000 shares of Common Stock, and a $400,000 promissory note convertible (with interest) into Common Stock at a conversion price of $4.715625 per share.

     The net loss in the second quarter of 1999 included unusual charges of $36.5 million which were related to the Company's Product Business Segment. The net loss in the third quarter of 1998 included restructuring and other charges of $26.6 million. The net loss in the first quarter of 1998 included acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in 1998 and 1999 was primarily due to the worldwide downturn in the telecommunications equipment market as a whole which began in the second half of 1998, in part due to the economic turmoil which began in Asia. The Company experienced a sharp decrease in its sales beginning in September 1998, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, and certain of its facilities, fixed assets and goodwill in the third quarter of 1998 as well as in the second quarter of 1999.

      During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Accrued restructuring costs of $4.3 million were recorded in the third quarter of 1998 relating to these initiatives. The $4.3 million restructuring charge consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-off of approximately $2.9 million. In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other one-time charges to inventory relating to the elimination of product lines).

      In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during the second quarter of 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, and an increase to inventory reserves and related charges of approximately $21.4 million. The need for the decrease in the sales forecast was evidenced by the Company's sales trends for the first two quarters of 1999 which did not meet management's initial expectations for recovery and renewed growth throughout the telecommunications industry, and is further evidenced by the modest growth in the revenues of several of the Company's competitors.

      The accrued restructuring and other unusual charges and amounts charged against the accrual as of September 30, 1999 are as follows (in thousands, unaudited):

                                                              Beginning                     Expenditures       Remaining
                                                               Accrual       Additions     and Write-offs       Accrual
                                                              --------       ---------     --------------       --------
Severance and benefits                                        $    569        $    300        $   (701)         $    168
Facility and fixed asset write-offs                                879           3,000          (3,649)              230
Goodwill impairment                                              2,884              --          (2,884)               --
                                                              --------        --------        --------          --------
Total restructuring charges                                      4,332           3,300          (7,234)              398
                                                              --------        --------        --------          --------

Inventory reserve                                               16,922          15,400         (14,818)           17,504
Non-cancellable purchase commitments reserve                        --           6,000          (1,269)            4,731
                                                              --------        --------        --------          --------
Total inventory and other related charges                       16,922          21,400         (16,087)           22,235
                                                              --------        --------        --------          --------

Accounts receivable reserve                                      5,386          11,800          (5,386)           11,800
                                                              --------        --------        --------          --------
Total accrued restructuring and other unusual charges         $ 26,640        $ 36,500        $(28,707)         $ 34,433
                                                              ========        ========        ========          ========

      The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                                      Three Months                 Nine Months
                                                                   Ended September 30,          Ended September 30,
                                                                    1999          1998          1999          1998
                                                                   ------        ------        ------        ------
Sales:
  Product                                                            74.9%         55.1%         73.1%         79.3%
  Service                                                            25.1          44.9          26.9          20.7
                                                                   ------        ------        ------        ------
    Total sales                                                     100.0         100.0         100.0         100.0
                                                                   ------        ------        ------        ------
Cost of sales:
  Product                                                            56.3         125.4          75.0          65.5
  Service                                                            16.7          41.4          18.4          15.7
                                                                   ------        ------        ------        ------
    Total cost of sales                                              73.0         166.8          93.4          81.2
                                                                   ------        ------        ------        ------

Gross profit (loss)                                                  27.0         (66.8)          6.6          18.8
                                                                   ------        ------        ------        ------
Operating expenses:
  Research and development                                           19.0          50.7          23.5          22.2
  Selling and marketing                                               9.2          24.8          12.3          11.9
  General and administrative                                         13.3          46.0          24.6          14.4
  Goodwill amortization                                               5.1           8.8           5.7           3.8
  Restructuring charge                                               (0.4)         19.7           2.8           3.4
  Acquired in-process research and development                         --            --            --          12.3
                                                                   ------        ------        ------        ------
    Total operating expenses                                         46.2         150.0          68.9          68.0
                                                                   ------        ------        ------        ------

Loss from operations                                                (19.2)       (216.8)        (62.3)        (49.2)
Interest expense                                                     (6.8)         (9.8)         (6.2)         (4.5)
Interest income                                                       0.7           0.8           0.4           1.1
Other income (expense), net                                          (8.9)         (3.5)         (3.5)         (0.4)
                                                                   ------        ------        ------        ------
Loss from continuing operations before extraordinary                (34.2)       (229.3)        (71.6)        (53.0)
  item and income taxes
Provision (benefit) for income taxes                                  0.6         (40.2)          0.4          (9.2)
                                                                   ------        ------        ------        ------
Loss from contintuing operations before extraordinary item          (34.8)       (189.1)        (72.0)        (43.8)
Extraordinary item: gain on retirement of Notes                        --            --           6.6            --
                                                                   ------        ------        ------        ------
Loss from continuing operations                                     (34.8)       (189.1)        (65.4)        (43.8)

Discontinued operation:
Net income (loss) from discontinued operation of Technosystem
  to August 11, 1999                                                 (1.7)          1.9          (4.0)         (2.0)
Loss on disposal of Technosystem including provision of
  $2,000 for operating losses during phase-out period               (54.4)           --         (19.9)           --
                                                                   ------        ------        ------        ------
    Net loss                                                        (90.9)       (187.2)        (89.3)        (41.8)

Charge related to conversion of Preferred Stock                        --            --         (11.1)           --
 to Common Stock                                                   ------        ------        ------        ------
Net loss attributable to holders of Common Stock                    (90.9)       (187.2)       (100.4)        (41.8)
                                                                   ======        ======        ======        ======

Results of operations for the three and nine months ended September 30, 1999 and 1998

      Sales. Sales for the three months ended September 30, 1999 were approximately $40.1 million, compared to $22.0 million for the same period in the prior year, an increase of $18.1 million or 82.3%. The increase during the third quarter of 1999 was primarily due to an increase in Tel-link product sales. Tel-Link product sales increased by $18.1 million or 369.4% from approximately $4.9 million in the third quarter of 1998 to approximately $23.0 million in the third quarter of 1999, as the aberrational conditions of the third quarter of 1998 were not repeated. This was evidenced by stronger overall demand by the Company's larger customers for the Company's Tel-link product in the third quarter of 1999 as compared with the same period in the prior year. Of this increase, approximately $13.9 million is attributable to five major customers. Sales for the non-Tel-Link product lines for the three months ended September 30, 1999 and 1998 were approximately $7.0 million and $7.2 million, respectively.

      Sales for the nine months ended September 30, 1999 and 1998 were approximately $109.4 million and $125.8 million, respectively, a decrease of $16.4 million or 13.0%. This decrease was primarily due to a $48.0 million, or 39%, decrease in sales for the first six months of 1999 as compared to the same period in the prior year. For the nine months ended September 30, 1999 and 1998, sales for the Tel-Link product line were approximately $67.1 million and $83.0 million, respectively, a decrease of 19.2%. For the nine months ended September 30, 1999 and 1998, sales for the non-Tel-Link product line were approximately $12.9 million and $16.8 million respectively, a decrease of 23.2%. Though the Company's Tel-link product sales improved in the third quarter of 1999, sales for the first six months of 1999 were sluggish compared to the same period in the prior year, primarily due to the market slow-down for the Company's product lines which occurred in the third quarter of 1998. This resulted in an overall decrease for the nine months ended September 30, 1999 as compared to the same period in 1998.

      Product sales for the three months ended September 30, 1999 were approximately $30.0 million or 74.9% of total sales, and service sales were approximately $10.1 million or 25.1% of total sales. For the corresponding period in 1998, product sales were $12.1 million or 55.1% of total sales, and service sales were $9.9 million or 44.9% of total sales. The increase in product sales was primarily due to increased sales of the Tel-Link product line, and the apparent beginnings of a general recovery in the telecommunications industry resulting in a stronger overall demand for the Company's product in the third quarter of 1999.

      Product sales for the nine months ended September 30, 1999 were approximately $80.0 million or 73.1% of total sales, and service sales were approximately $29.4 million or 26.9% of total sales. Product sales for the nine months ended September 30, 1998 were approximately $99.8 million or 79.3% of total sales and service sales were approximately $26.0 million or 20.7% of total sales. The increase in service sales in both the three month and nine month periods was primarily due to the Company's increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force, which offset the effect of the worldwide downturn in the telecommunications market. The decrease in product sales was primarily due to the decrease in Tel-link product sales, as discussed above.

      Sales to new customers during the third quarter of 1999 and for the first nine months of 1999 were less than 20% of total sales. For the corresponding periods in 1998, sales to new customers were less than 10% of total sales. For the three months ended September 30, 1999, three customers accounted for 44.5% of the sales of the Company. For the comparable period in 1998, four customers accounted for 69.4% of the sales of the Company. For the nine months ended September 30, 1999 and 1998, three customers accounted for 48.4% and 48.3% of the sales of the Company, respectively.

      Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended September 30, 1999, the Company generated approximately $11.4 million or 28.5% of its sales in the U.S. and approximately $28.7 million or 71.5% internationally. For the three months ended September 30, 1998, the Company generated approximately $10.8 million or 49.0% of its sales in the U.S. and approximately $11.2 million or 51.0% internationally. For the nine months ended September 30, 1999, the Company generated approximately $30.5 million or 27.9% of its sales in the U.S. and approximately $78.9 million or 72.1% internationally. For the nine months ended September 30, 1998, the Company generated approximately $32.2 million or 25.6% of its sales in the U.S. and approximately $93.6 million or 74.4% internationally. Many of the Company's largest customers use the Company's products and services to build telecommunications network infrastructures. These purchases represent significant investments in capital equipment and the amounts purchased depend on the phase of the rollout in a geographic area or a market. Consequently, the customer may have different purchasing requirements from quarter to quarter, and may continue to vary the amount purchased from the Company accordingly.

      The Company acquired the assets of the Cylink Wireless Group on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group for the third quarter of 1999 and 1998 were $5.5 million and $6.2 million, respectively. Sales for the Cylink Wireless Group in the first three quarters of 1998 were approximately $16.9 million, as compared with approximately $12.1 million during the first three quarters of 1999. The decline in the Cylink Wireless Group's sales is attributed primarily to saturation of the airwaves by spread spectrum radios. Customers are now looking to replace these radios with higher capacity models. As such, the decline is the result of the Cylink Wireless Group offering these older generation products combined with the Company's decision to delay research and development on newer generation products to replace them. As discussed more fully in this Quarterly Report on Form 10-Q under "In-Process Research and Development", several research projects acquired in the Cylink Wireless Group acquisition have been delayed. Sales for the Cylink Wireless Group are not expected to rebound before the year 2000. There can be no assurance that sales for the Cylink Wireless Group will ever rebound.

      The Company provides its customers with significant volume price discounts, which would lower the average selling price of any particular product line as more units are sold to a given customer. In addition, the Company expects that the average selling price of any particular product line will also decline as such product matures and as competition increases in the future. Accordingly, the Company's ability to maintain or increase sales will depend upon many factors, including its ability to increase unit sales volumes of its systems and to introduce and sell new systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of the Company's more mature products.

      Gross Profit. For the three months ended September 30, 1999 and 1998, gross profit (loss) was approximately $10.8 million, or 27.0% of sales, and approximately $(14.7) million, or (66.8)% of sales, respectively. The increase in gross margin in the third quarter of 1999 compared to the corresponding period in 1998 was, in part, due to the $16.9 million inventory charge which the Company took in the third quarter of 1998. Normalized gross margin, not including the effect of this inventory charge, was 27.0% and 10.0% for the three months ended September 30, 1999 and 1998, respectively. This percentage increase in normalized gross margin is mainly due to the increase in Tel-link product sales in the third quarter of 1999, as compared to the same period in 1998. Tel-link product sales and cost of sales for the third quarter of 1999 were $23.0 million and $13.9 million, respectively. For the same period in 1998, Tel-link product sales and cost of sales were $4.9 million and $5.4 million, respectively. The lower demand and increased competition in the third quarter of 1998 drove prices for the Company's Tel-link product line down, resulting in deteriorating margins during this period.

      For the nine months ended September 30, 1999 and 1998, gross profit was approximately $7.2 million or 6.6% of net sales, and approximately $23.6 million, or 18.8% of net sales, respectively. The gross margins were affected by inventory and other related charges of $21.4 million and $16.9 million, respectively. Normalized gross margin, not including the effect of these inventory charges, was 26.1% and 32.2% for the nine months ended September 30, 1999 and 1998, respectively. This percentage decrease in normalized gross margin is mainly due to the decrease in Tel-link product sales. Though the Company's Tel-link product sales improved in the third quarter of 1999, sales for the first six months of 1999 were sluggish compared to the same period in the prior year, primarily due to the market slow-down for the Company's Tel-link product line which occurred in the third quarter of 1998. The lower demand and increased competition which began in the third quarter of 1998 continued to drive prices for the Company's Tel-link product line down during the first six months of 1999, resulting in deteriorating margins during this period. This resulted in an overall decrease in gross margin for the nine months ended September 30, 1999 as compared to the same period in 1998. The remaining decline in gross margin for the period was due to product rework charges which resulted in additional unabsorbed manufacturing variances.

      For the third quarter of 1999 and 1998, product gross profit (loss) as a percentage of product sales was approximately 24.9% and (127.4)%, respectively. Approximately one-hundred and forty percentage points of the one-hundred and fifty-two percentage point increase in product gross profit was due to the write-down of inventory of $16.9 million in the third quarter of 1998. The remaining increase of twelve percentage points was due to manufacturing variances and declining average selling prices for the industry sector which generated lower margins. Service gross profit as a percentage of service sales was approximately 33.3% and 7.6% for the third quarter of 1999 and 1998, respectively. The increase in service gross profit percentage was due to changes in the services provided related to changes in the customer mix.

      For the nine months ended September 30, 1999 and 1998, product gross profit (loss) as a percentage of product sales was approximately (2.6)% and 17.3%, respectively, for the reasons described above. The decrease in the product gross profit was due primarily to the higher inventory reserve write-off in the second quarter of 1999 compared to the write-off in third quarter 1998. Service gross profit as a percentage of service sales was approximately 31.6% and 24.2%, respectively. The increase in service gross profit percentage was due to higher revenue related to the change in the customer mix as well as an increased presence in international markets.

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

      For the three months ended September 30, 1999 and 1998, research and development expenses were approximately $7.6 million and $11.2 million, respectively. As a percentage of sales, research and development expenses decreased from 50.7% in the three months ended September 30, 1998 to 19.0% in the corresponding period in 1999. The percentage decrease in research and development expenses during the three months ended September 30, 1999 as compared to the corresponding period in 1998 was primarily due to the Company's 1998 sales decline. The remaining decline is due to the Company's point-to-multipoint development project, which was nearing completion in the third quarter of 1999, resulting in reduced spending for this project as compared to the same period in the prior year.

      For the nine months ended September 30, 1999 and 1998 research and development expenses were approximately $25.8 million and $27.9 million, respectively. As a percentage of sales, research and development expenses increased from 22.2% in the nine months ended September 30, 1998 to 23.5% in the corresponding period in 1999, primarily due to the Company's sales decline. The decrease in actual spending for this period was due to the Company's point-to-multipoint development project, which was nearing completion, as discussed above.

      Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources for the development of new systems and enhancements (including additional frequencies and various operating features and related software tools).

      Selling and Marketing. Selling and marketing expenses consist of salaries, investments in international operations, sales commissions, travel expenses, customer service and support expenses, and costs related to advertising and trade shows. For the three months ended September 30, 1999 and 1998, selling and marketing expenses were approximately $3.7 million and $5.5 million, respectively. As a percentage of sales, selling and marketing expenses decreased from 24.8% in the three months ended September 30, 1998 to 9.2% in the corresponding period in 1999. The decrease in selling and marketing expenses as a percentage of sales was primarily due to the higher level of sales in the third quarter of 1999 compared to the corresponding period in 1998.

      Selling and marketing expenses for the nine months ended September 30, 1999 and 1998 were approximately $13.5 million and $14.9 million, respectively. As a percentage of sales, selling and marketing expenses increased from 11.9% in the nine months ended September 30, 1998 to 12.3% in the corresponding period in 1999. The increase in selling and marketing expenses as a percentage of sales was primarily due to the lower level of sales in the first three quarters of 1999. The decrease in actual spending for this period was due to the Company implementing a cost reduction program which included personnel reductions and the closure of sales offices in the United Arab Emirates and Mexico in the second quarter of 1999.

      General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services, and restructuring and other unusual charges. For the three months ended September 30, 1999 and 1998, general and administrative expenses were $5.3 million and $10.1 million, respectively. As a percentage of sales, general and administrative expenses decreased from 46.0% in the three months ended September 30, 1998 to 13.3% in the corresponding period in 1999, mainly due to a higher level of sales in the three months ended September 30, 1999 compared to the corresponding period in 1998. This decrease in general and administrative expense was due primarily to the Company's expense reduction efforts, including personnel reductions which occurred in the scond quarter of 1999 and the third quarter of 1998, and the abandonment of one of the Company's leased facilities which occurred in the second quarter of 1999.

      General and administrative expenses for the nine months ended September 30, 1999 and 1998 were approximately $26.8 million and $18.1 million, respectively. As a percentage of sales, general and administrative expenses increased from 14.4% in the nine months ended September 30, 1998 to 24.6% in the corresponding period in 1999. This increase in general and administrative expense was due primarily to an unusual charge for accounts receivable write-offs and reserves of $11.8 million and charges of $3.3 million for the abandonment of one of its leased facilities in Campbell, California, which were incurred in the second quarter of 1999. Additionally, the increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in the nine months ended September 30, 1999 as compared to the corresponding period in 1998.

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

      Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on the expected revenue stream or on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. For the three months ended September 30, 1999 and 1998, goodwill amortization was $2.1 million and $2.0 million, respectively.

      Goodwill amortization for the nine months ended September 30, 1999 and 1998 was $6.2 million and $4.7 million, respectively. The increase in goodwill amortization for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 was due to the Company recording amortization expense relating to the acquisition of the assets of the Cylink Wireless Group on March 28 and April 1, 1998, which was recognized throughout all nine months of the 1999 period.

      The Company is currently evaluating and revising its business plan for the Cylink Wireless Group, and based on anticipated changes to the Cylink Wireless Group's expected revenue stream, an evaluation analysis of the recoverability of the goodwill related to this acquisition may be required. Should a determination be made which indicates that the goodwill balance is impaired, the Company may be required to expense the impaired portion during the fourth quarter of 1999.

      In-Process Research and Development. The Company has had no expenses for acquired in-process research and development in 1999.

      On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Cylink Wireless Group. The total purchase price of the acquisition was $63.0 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million was assigned to in-process research and development ("IPR&D") and expensed upon the consummation of the acquisition. In-process research and development had no future use at the date of acquisition and technological feasibility had not been established.

      Various factors were considered in determining the amount of the allocation of the purchase price to IPR&D such as estimating the stage of development of each IPR&D project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology is being amortized over the expected revenue stream of the developed products. The value of the acquired workforce is being amortized on a straight-line basis over three years, and the remaining identified intangibles, including core technology and other intangibles are being amortized on a straight-line basis over ten years.

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

      Interest and Other Income (Expense). For the third quarter of 1999 and 1998, interest expense consisted primarily of interest and fees incurred on borrowings under the Company's bank line of credit, interest on the principal amount of the Company's Notes, and contractual penalties for late filing of the registration statement in connection with the issuance of the Series B Convertible Preferred Stock and the related warrants. For the third quarter of 1998, interest expense also included finance charges and fees related to the Company's receivables purchase agreements.

      The Company incurred interest expense of $2.7 million during the three-month period ended September 30, 1999 compared to $2.2 million during the corresponding period in 1998. Additionally, the Company incurred interest expense of $6.8 million during the nine-month period ended September 30, 1999 compared to $5.7 million during the corresponding period in 1998. The increase in interest expense during the first three quarters of 1999 compared to the same period in 1998 was due to an increase in borrowings under the Company's bank line of credit, partially offset by a reduction in the principal balance of the Notes, and fees charged for late filing of the registration statement in connection with the issuance of the Series B Convertible Preferred Stock.

      The Company generated interest income of $0.2 million during each of the three-month periods ended September 30, 1999 and 1998. The Company generated interest income of $0.5 million during the nine-month period ended September 30, 1999 compared to $1.4 million during the corresponding period in 1998. Interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts.

      Other income and expense consists primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries, the final Cylink Wireless purchase price dispute settlement, and trade discounts taken. The Company incurred net other expenses of $3.6 million during the three-month period ended September 30, 1999 compared to $0.8 million during the corresponding period in 1998. Additionally, the Company incurred net other expense of $3.8 million during the nine-month period ended September 30, 1999 compared to $0.6 million during the corresponding period in 1998.

      During 1998 and the first three quarters of 1999, contracts negotiated in foreign currencies were limited to British pound sterling contracts and Italian lira contracts. The Company may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. The Company has entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of September 30, 1999, the Company had forward exchange contracts valued at approximately $3.5 million. The forward contracts generally have maturities of nine months or less.

      Extraordinary Item. In January and February of 1999, the Company exchanged an aggregate of $25.5 million of its Notes for an aggregate of 2,792,257 shares of its Common Stock with a fair market value of $18.3 million and recorded an extraordinary gain of $7.3 million in the first quarter of 1999.

      Provision (Benefit) for Income Taxes. The Company's effective tax rates for the first nine months of 1999 and the year ended December 31, 1998 were 0.0% and 16.9%, respectively. The Company's effective tax rate is less than the combined federal and state statutory rate, principally due to net operating losses and tax credit carry forwards available to offset taxable income.

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

      Conversion of Preferred Stock. In June 1999, the Company exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,134,795 shares of mandatorily redeemable Common Stock. The Company also exchanged outstanding mandatorily redeemable warrants to purchase 1,242,257 shares of Common Stock, which were held by the holders of the Series B Convertible Preferred Stock, for new warrants with an exercise price of $3.00 per share rather than $3.47 per share. The Company recorded a charge in the second quarter of approximately $12.2 million resulting from this exchange, increasing the loss attributable to common stockholders when computing earnings (loss) per share.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used approximately $24.5 million to finance operating activities during the nine months ended September 30, 1999, primarily due to the net loss from continuing operations (excluding an extraordinary gain on the retirement of Notes of $7.3 million) of $71.5 million. This net loss included non-cash charges for depreciation, amortization, loss on disposals of assets, and an unusual charge of $11.7 million, $6.2 million, $4.8 million, and $33.2 million, respectively. The remaining uses of cash were due to the increase in accounts receivable of $12.2 million, and the decrease in accounts payable of $5.2 million. These uses of cash were partially offset by a decrease in inventory of $4.7 million, prepaid expenses and notes receivable of $5.2 million, and other assets of $0.3 million, and an increase in accrued employee benefits, and other accrued liabilities of $0.3 million and $5.6 million, respectively.

      The Company used approximately $6.3 million in investing activities during the nine months ended September 30, 1999 to acquire capital equipment.

      The Company generated approximately $16.5 million in its financing activities during the nine months ended September 30, 1999. The net cash generated consisted mainly of cash received of approximately $36.5 million, net of issuance costs, from the issuance of 10.1 million newly issued shares of the Company's Common Stock which were sold to a group of institutional investors, and Common Stock issued pursuant to the Company's stock option and employee stock purchase plans, offset by a payment of $20.0 million to reduce the Company's bank line of credit.

      At present, the Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors.

      In 1998, the Company entered into a receivables purchase agreement which permitted the Company to sell up to $14 million in accounts receivable to two banks. For this service, the banks received a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. During July 1999, the Company cancelled one of the purchase agreements with one of the banks. The remaining agreement allows the Company to sell up to $7.0 million in accounts receivable to the remaining bank. In 1999 and 1998, there were no material gains or losses on accounts receivable sold without recourse. During the first quarter of 1999, $13.6 million of the Company's accounts receivable were sold pursuant to such contract. No accounts receivable balances were sold during the second or third quarter of 1999. The Company may in the future utilize this facility as part of managing its overall liquidity and/or third-party financing programs. However, under the terms of the Company's revolving line-of-credit agreement, as amended in November 1999, the Company may not utilize this facility at this time.

      At September 30, 1999 and December 31, 1998, inventory was approximately $42.8 million and $68.8 million, respectively. The decrease in inventory was primarily due to the $21.4 million charge for excess and obsolete inventory on hand and on order. Included in the reserve for excess and obsolete inventory was $0.8 million to be spent for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions.

      At September 30, 1999, the Company had working capital of approximately $38.1 million, compared to $65.1 million at December 31, 1998. The second quarter 1999 inventory write-down, accounts receivable write-offs and reserves, and 1999 operating losses adversely affected working capital. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that have and could continue to materially adversely affect the Company's business prospects, financial condition and results of operations.

      The Company raised gross proceeds of $40.0 million through the sale of 10,067,958 newly issued shares of Common Stock in June 1999 which were sold to third parties at a 7.5% discount of the average closing sale prices of Common Stock for the fifteen day period ended June 17, 1999.

      In addition, the Company entered into a revolving line-of-credit agreement on May 15, 1998 which provided for borrowings of up to $50.0 million. The maximum revolving commitment, as amended, has been reduced to $30.0 million until maturity on January 15, 2000. At September 30, 1999, the Company had borrowed or had used as security for letters of credit, the entire amount available under the line-of-credit. Borrowings under the line are secured by all of the assets of the Company and its subsidiaries and bear interest at a fluctuating interest rate per annum that is 3% above Union Bank of California's announced commercial lending rate as in effect from time to time. This rate is subject to adjustment under certain circumstances as provided in the line-of-credit agreement. This interest rate may increase an additional 5% in the event any default has occurred and is continuing under the line of credit agreement. The agreement requires that the Company comply with certain financial covenants, which include maintaining (i) minimum tangible net worth, (ii) minimum profitability, (iii) minimum consolidated EBITDA, (iv) maximum consolidated capital expenditures and (v) minimum ratio of consolidated quick assets to consolidated current liabilities. Amendments to the bank credit agreement have allowed the Company to remain in compliance with these covenants through September 30, 1999. While the amendments to the covenants contained in the bank credit agreement have been structured based on the Company's business plan to permit the Company to continue to be in compliance with such covenants, should the Company not meet its business plan or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts.

      In addition to the revolving line of credit, the Company's foreign subsidiaries have lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. The Company guarantees a line of credit which is used by Technosystem, S.p.A. At September 30, 1999 and December 31, 1998, $3.3 million and $3.5 million had been drawn down under this facility.

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

      At present, the Company is seeking alternative liquidity sources in view of the maturity of its line of credit on January 15, 2000 because its current lender has advised the Company that it does not wish to extend the line of credit agreement. Alternatives for liquidity sources may include borrowings from other financial institutions and additional capital infusions through the sale of stock, the licensing of technology or the divestiture of certain business units. The Company is pursuing the possibility of entering into a new line-of-credit agreement to replace the existing line-of-credit agreement prior to its expiration on January 15, 2000, and has recently opened negotiations with two separate banks in order to pursue this possibility. Given the Company's obligations to repay its bank and other debt obligations and its need for working capital to fulfill its business plan, the Company is seeking to sell Technosystem and CRC and may consider other dispositions and/or raising additional equity capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

      The Company has also reclassified its Italian broadcast subsidiary, Technosystem, as a discontinued operation based on the Board of Directors decision in the third quarter of 1999 to divest this business unit. Technosystem will no longer be included in the Company's financial statements on a line item basis, but will be shown separately as a discontinued operation. The Company has recorded a $21.8 million write-down based on its expectation of the ultimate selling price. The write-down is classified along with the Technosystem historical financial results as a discontinued operation. See Note 10 to the Condensed Consolidated Financial Statements.

      In early August 1999, the Company announced that it had determined that CRC was not a part of the Company's long-term strategic focus, and that accordingly it was evaluating alternatives for this subsidiary, including possible disposition.

CERTAIN RISK FACTORS AFFECTING THE COMPANY

Rapid Technological Change

      Rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards characterize the communications market. The Company's ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. Recently, the Company has been developing point-to-multipoint radio systems. Any success in developing new and enhanced systems, including point-to-multipoint systems, and related software tools will depend upon a variety of factors. Such factors include:

      o     new product selection;

      o     integration of various elements of complex technology;

      o timely and efficient implementation of manufacturing and assembly processes and cost reduction programs;

      o development and completion of related software tools, system performance, quality and reliability of systems;

      o     development and introduction of competitive systems; and

      o     timely and efficient completion of system design.

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

History of Losses

      From inception to September 30, 1999, the Company had generated an accumulated deficit of approximately $145.2 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $145.2 million at September 30, 1999 was due primarily to the net loss of $55.3 million in 1998, as well as a net loss of $109.9 million in the first nine months of 1999.

      The net loss in the third quarter of 1999 included a loss on the discontinuation of Technosystem, S.p.A of $21.0 million. The net loss in the second quarter of 1999 included unusual charges of $36.5 million which were related to the Company's Product Business Segment. The net loss in the third quarter of 1998 included restructuring and other charges of $26.6 million. The net loss in the first quarter of 1998 included acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in 1998 and 1999 was primarily due to the worldwide downturn in the telecommunications equipment market as a whole which began in the second half of 1998, in part due to the economic turmoil which began in Asia. The Company experienced a sharp decrease in its sales beginning in September 1998, as compared to prior quarters. The Company laid off a portion of its work force in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, certain of its facilities, fixed assets and goodwill in the third quarter of 1998 and in the second quarter of 1999.

      To date, the Company generated sales of approximately $756.7 million (including Technosystem S.p.A) since inception. From inception in October 1993 through December 31, 1996, sales were $234.1 million or 30.9% of sales to date. For the period from January 1, 1997 through June 30, 1998, the Company entered into a growth stage, resulting in sales of $336.7 million for this 18 month period or 44.5% of total sales to date. Sales of $185.9 million or 24.6% of total sales were generated in the 15 month period from July 1, 1998 through September 30, 1999. The decrease in sales during the 15 months ended September 30, 1999 was primarily due to the worldwide downturn in the telecommunications equipment market as a whole, which began in the second half of 1998, in part due to the economic turmoil which began in the Pacific Rim countries. There can be no assurance that the Company's revenue will return to or increase from the levels experienced in 1997 or the first half of 1998, or that sales will not decline.

      In recent periods, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. The Company expects pricing pressures to continue for the next several quarters and also expects gross margins to continue to be below comparable periods for the next several quarters.

      In recent periods, operating expenses increased more rapidly than the Company had anticipated, and these increases also contributed to net losses.

Customer Concentration

      For 1998 and the first three quarters of 1999, approximately two hundred customers accounted for substantially all of the Company's sales, but only one customer individually accounted for over 10% of the Company's 1998 sales. In the third quarter of 1999, the Company had three customers which each individually accounted for over 10% of the Company's sales. Sales to one customer accounted for approximately 27.9% and 23.4% of the Company's sales in 1998 and the first three quarters of 1999, respectively. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Continental Europe. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis.

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

Fluctuations in Operating Results

      The Company has experienced and will continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of its current and potential customers is complex and lengthy. As a result, the timing and amount of sales is often difficult to predict reliably. The sale and implementation of its products and services generally involve a significant commitment of senior management, as well as its sales force and other resources. The sales cycle for its products and services typically involves technical evaluation and commitment of cash and other resources and delays often occur. Delays are frequently associated with, among other things:

      o     customers' seasonal purchasing and budgetary cycles;

      o education of customers as to the potential applications of its products and services, as well as related product-life cost savings;

      o compliance with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies;

      o     compliance with governmental or other regulatory standards;

      o     difficulties associated with customers' ability to secure financing;

      o     negotiation of purchase and service terms for each sale; and

      o     price negotiations required to secure purchase orders.

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

Inventory

      The Company's customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires the Company to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If the Company over- or under-estimates inventory requirements, its results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is not used or becomes obsolete. This risk was realized in the large inventory write-downs in the second quarter of 1999.

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

Volatility of Operating Results

      If the Company or its competitors announce new products, services and technologies, it could cause customers to defer or cancel purchases of its systems and services. Additional factors have caused and will continue to cause the Company's performance to vary significantly from period to period. These factors include:

      o     new product introductions and enhancements and related costs;

      o     weakness in emerging-country markets, resulting in overcapacity;

      o ability to manufacture and produce sufficient volumes of systems and meet customer requirements;

      o     manufacturing efficiencies and costs;

      o     customer confusion due to the impact of actions of competitors;

      o variations in the mix of sales through direct efforts or through distributors or other third parties;

      o variations in the mix of systems and related software tools sold and services provided, as margins from service revenues are typically lower than margins from product sales;

      o     operating and new product development expenses;

      o     product discounts;

      o     accounts receivable collection;

      o     changes in its pricing or customers' or suppliers' pricing;

      o     inventory write-downs and obsolescence;

      o market acceptance by customers and timing of availability of new products and services provided by the Company or its competitors;

      o     acquisitions, including costs and expenses thereof;

      o     use of different distribution and sales channels;

      o     fluctuations in foreign currency exchange rates;

      o     delays or changes in regulatory approval of systems and services;

      o     warranty and customer support expenses;

      o     severance costs;

      o     consolidation and other restructuring costs;

      o     the pending stockholder class action lawsuit;

      o     the need for additional financing;

      o     customization of systems;

      o     general economic and political conditions; and

      o     natural disasters.

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

      The Company incurred a net loss for each of the quarters in 1998, and for the first three quarters of 1999. The Company may also incur operating and net losses in subsequent periods, especially if market conditions continue to be weak. Additionally, management continues to evaluate market conditions in order to assess the need to take further action to more closely align the Company's cost structure with anticipated revenues. Any subsequent actions could result in further restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets.

Acquisition Related Risks

      The Company may be unable to realize the full value of its past acquisitions

      Since April 1996, the Company has acquired nine complementary companies and businesses. Integration and management of these companies into the Company's business is ongoing. Some of these acquisitions have not resulted in the benefits originally anticipated. The Company has encountered or expects to encounter the following problems relating to such transactions:

      o difficulty of assimilating operations and personnel of combined companies;

      o     potential disruption of ongoing business;

      o     inability to retain key technical and managerial personnel;

      o inability of management to maximize financial and strategic position through integration of acquired businesses;

      o additional expenses associated with amortization of acquired intangible assets;

      o difficulty in maintaining uniform standards, controls, procedures and policies;

      o impairment of relationships with employees and customers as a result of integration of new personnel;

      o risks of entering markets in which it has no or limited direct prior experience; and

      o operation of companies in different geographical locations with different cultures.

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

      Accounting Issues Related to Acquisitions

      It is anticipated that beginning in late 2000, all business acquisitions must be accounted for under the purchase method of accounting for financial reporting purposes. Many attractive acquisition candidates are technology companies which tend to have insignificant amounts of tangible assets and significant intangible assets, and the acquisition of these businesses would typically result in substantial charges related to the amortization of such intangible assets. All of the Company's past acquisitions to date, except the acquisitions of CRC, RT Masts and Telematics, have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized. This amortization expense may have a significant effect on the Company's financial results. In addition, the purchase-accounting requirement may deter the Company from making important future acquisitions, or may burden it with goodwill amortization if it does so.


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

      In addition, certain components, subassemblies and services necessary for the manufacture of its systems are obtained from a sole supplier or a limited group of suppliers. In particular, Eltel Engineering S.r.L. and Associates, and Xilinx, Inc. are sole source or limited source suppliers for critical components used in its radio systems.

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

Management of Growth

      Recently, in response to market declines and poor performance in its sector generally and its lower than expected performance over the last several quarters, the Company introduced measures to reduce operating expenses, including reductions in its workforce in July, September and November 1998 and June 1999. However, prior to such measures, the Company had significantly expanded the scale of its operations to support then anticipated continuing increased sales and to address infrastructure and other requirements. This expansion included leasing additional space, opening branch offices and subsidiaries in the United Kingdom, Italy, Germany, Mexico, the United Arab Emirates, China and Singapore, opening design centers in the United Kingdom and the United States, acquiring a large amount of inventory and funding accounts receivable, and acquiring nine businesses. The

Company has since closed the offices in Mexico and the United Arab Emirates. The Company had also invested significantly in research and development to support product development and services. Further, the Company had hired additional personnel in all functional areas, including in sales and marketing, manufacturing and operations and finance.

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

      If the market for the Company's older products rebounds, the Company also might choose to similarly build up (or build back) its infrastructure, inventory, personnel, and other items, which would involve similar risks.

      Expansion of its operations and acquisitions in prior periods have caused and continue to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted its normal business operations. The Company's ability to manage any possible future growth may depend upon significant expansion of its executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements relating to inventory control. In particular, the Company must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. The Company cannot be certain that attempts to manage or expand its marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. The Company must efficiently coordinate activities in its companies and facilities in Rome and Milan, Italy, the United Kingdom, California, New Jersey, Florida, Virginia and elsewhere. For a number of reasons, the Company has in the past experienced and may continue to experience significant problems in these areas. For example, the Company has experienced difficulties due to the acquired businesses utilizing differing business and accounting systems, currencies, and a variety of unique customs, cultures, and language barriers. Additionally, the products and associated marketing and sales processes differ for each acquisition.

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

Decline in Selling Prices

      The Company believes that average selling prices and possibly gross margins for its systems and services will tend to decline in both the near and the long term. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition. To offset declining average selling prices, the Company believes it must take a number of steps, including:

      o     successfully introducing and selling new systems on a timely basis;

      o developing new products that incorporate advanced software and other features that can be sold at higher average selling prices; and

      o reducing the costs of its systems through contract manufacturing, design improvements and component cost reduction, among other actions.

      If the Company cannot develop new products in a timely manner, fails to achieve customer acceptance or does not generate higher average selling prices, then the Company would be unable to offset declining average selling prices. If the Company is unable to offset declining average selling prices, its gross margins will decline.

Accounts Receivable

      The Company is subject to credit risk in the form of trade account receivables. The Company is often unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. In addition, many of its foreign customers are granted longer payment terms than those typically existing in the United States. The Company's current credit policy on customers both domestically and internationally requires letters of credit and/or down payments for those customers deemed to be a high risk and open credit for customers which are deemed creditworthy and have a history of timely payments with the Company. The Company's current credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company has had difficulties in the past in receiving payment in accordance with its policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. Such difficulties may continue in the future, which could have a further material adverse effect on its business, financial condition and results of operations.

      The Company's bank line of credit agreement as amended in August 1999, allowed the Company to sell up to $7 million of its accounts receivable at any one time to a limited group of purchasers on a non-recourse basis. The Company has in the past utilized such sales and may from time to time in the future sell its receivables, as part of an overall customer financing program. However, this agreement, as amended in November 1999, no longer permits the Company to sell its accounts receivable at this time. Furthermore, the Company may not be able to locate parties to purchase such receivables on acceptable terms or at all.

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

Intensely Competitive Industry

      The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company is experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and broader telecommunications product lines, and include Adtran, Inc., Alcatel Network Systems, Bosch Telekom, Adaptive Broadband, Inc., Digital Microwave Corporation (which has recently acquired other competitors, including Innova International Corp. and MAS Technology, Ltd.), Ericsson Limited, Harris Corporation-Farinon Division, Larus Corporation, Lucent T.R.T., NEC, Nokia Telecommunications, Nortel/BNI, Philips T.R.T., SIAE, Siemens, Utilicom and Western Multiplex Corporation.

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

Uncertainty in International Operations

      In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas. Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired three companies based in Italy, Technosystem S.p.A., Cemetel S.p.A., and Geritel S.p.A., and two United Kingdom-based companies, RT Masts and Telesys Limited, as well as the acquisition of the assets of the Cylink Wireless Group, a division with substantial international operations. Many of these acquired companies sell their products and services primarily to customers in Europe, the Middle East and Africa. Currently, the Company is working to sell Technosystem S.p.A. and is exploring the possibility of disposing of CRC.

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

     Additional risks are inherent in the Company's international business activities. Such risks include:

      o     changes in regulatory requirements;

      o     costs and risks of localizing systems in foreign countries;

      o     delays in receiving components and materials;

      o     availability of suitable export financing;

      o timing and availability of export licenses, tariffs and other trade barriers;

      o difficulties in staffing and managing foreign operations, branches and subsidiaries;

      o     difficulties in managing distributors;

      o     potentially adverse tax consequences;

      o     foreign currency exchange fluctuations;

      o the burden of complying with a wide variety of complex foreign laws and treaties;

      o     difficulty in accounts receivable collections; and

      o     political and economic instability.

      In addition, many of the Company's customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded.

      In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to such markets. The successful expansion of the Company's international operations in certain markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in targeted regions. The failure to establish regional or local relationships or to successfully market or sell its products in international markets could limit its ability to expand operations. The Company's inability to identify suitable parties for such relationships, or even if such parties are identified to form and maintain strong relationships with them, could prevent the Company from generating sales of products and services in targeted markets or industries. Moreover, even if such relationships are established, the Company may be unable to increase sales of products and services through such relationships.

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

Extensive Government Regulation

      Radio communications are extensively regulated by the United States and foreign laws as well as by international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks.

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

      The Company has, however, within the last 12 months retired approximately $40.0 million of its Notes in exchange for approximately 5.3 million shares of its Common Stock. By retiring the debt at a significant discount from its face value, the Company realized an immediate improvement to its balance sheet, and expects to improve future cash flow by reducing interest expense. The Company may refinance or exchange a portion of the remainder of the Notes and/or the bank debt or exchange a portion of the Notes for other forms of securities. In December 1998, the Company also issued Series B Convertible Preferred Stock and warrants to purchase up to 1,242,257 shares of its Common Stock in exchange for a $15 million investment, and then in June 1999, exchanged 5,134,795 shares of Common Stock for all 15,000 shares of Series B Convertible Preferred Stock. Later in June 1999, the Company issued 10,067,958 shares of Common Stock to institutional investors for $40.0 million. These transactions have had and may continue to have a substantial dilutive effect on its stockholders and may make it difficult for the Company to obtain additional future financing, if needed.

Class Action Litigation

      A putative consolidated class action complaint in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 15, 1997 and September 11, 1998, alleges various state securities laws violations by the Company and certain of its officers and directors. The state court complaint seeks unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

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

      The Company has experienced and may continue to experience employee turnover due to several factors, including an expanding economy within the geographic area in which the Company maintains its principal business offices. Such turnover could adversely impact its business. The Company is presently addressing these issues and intends to pursue solutions designed to provide performance incentives and thereby retain employees. The loss of any key employee, the failure of any key employee to perform in his or her position, its inability to attract and retain skilled employees as needed or the inability of its officers and key employees to expand, train and manage the Company's employee base could all materially adversely affect the Company's business.

Year 2000 Compliance

      Numerous computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will have to distinguish 21st Century dates from 20th Century dates. As a result, in less than three months, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 ("Y2K") requirements.

      Year 2000 Project Management Plan

      The Company has utilized Y2K consultants to audit its revenue generating facilities located in California, and Tortona, Italy and its subsidiaries CRC in New Jersey and Technosystem in Rome, Italy. The consultants both reviewed the Company's Y2K compliance efforts to date and identified areas warranting further review. Based on the consultants' recommendations, the Company has embarked on a global program to address its readiness for the century change. The Company has created a Y2K project management office. A project manager directs the office and supervises its functions. The Y2K project manager and the office's staff are responsible for, among other tasks, business and continuity planning, vendor compliance management, creating and maintaining an inventory of Y2K action items, establishing and publishing standards, and maintaining a document archive. The Y2K project management office also is responsible for creating and managing a contingency plan which is scheduled to be established and implemented by the end of November 1999.

      The Company's compliance efforts to date have emphasized product and infrastructure compliance. Vendor compliance has been addressed at several locations. To date, the Company's business has been uninterrupted by, and the Company has not delayed any projects as a result of, Y2K related complications.

      Products

      The inability of any of the Company's products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. The Company has completed testing of all products in its radio products operations. Products were tested according to various product-specific standards. Based on these tests, all products in the Tel-Link, Air-Link, and Spread Spectrum product lines have been found to be compliant in all material respects. At the CRC facility, all products in the current line of Net Path, Rivets, Network Series and Recovery Series product lines have been tested and found to be compliant in all material respects. There can be no assurance, however, that its testing procedures detect every potential Y2K complication. CRC supports several older modem systems. These systems have not been tested for Y2K compliance because the modems do not contain date sensitive fields in the man-machine interface. Therefore, the changeover to the Y2K date field will have no effect on this system. Since the modems are not Y2K sensitive, the Company believes there is no need to pursue a potential remedy. Any complications which arise as a result of an untested modem systems' potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities.

      Products produced at the Technosystem facility, including the radio and television broadcast products under development, have been tested and are Y2K compliant in all material respects. There can be no assurance that our testing procedures detect every potential Y2K complication. The equipment manager utilized by the transmission equipment manufactured at Technosystem is not Y2K compliant. The equipment manager is an additional device which customers may purchase and attach to the transmission system to verify that the transmission device is running properly. The transmitters will continue to function properly even if the equipment manager fails. However, if the equipment manager fails, it will not perform its error detection function properly. The Y2K limitation contained in the equipment manager can be corrected by shutting the device off on January 1, 2000 and turning it on again. The Company has notified customers who have purchased the equipment manager of its Y2K limitation and the remedial procedures which must be implemented on January 1, 2000. Any complications which arise as a result of the equipment manager's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities.

      Infrastructure

      The failure of any internal system to achieve Y2K readiness could result in a material disruption to the Company's operations. While the Company has completed evaluations of several of its internal systems and is in the process of completing internal system review, it cannot be assured that its testing procedures will detect every potential Y2K related failure at each of the facilities listed below:

      California, Florida, Italy, United Kingdom, Germany

      In November 1998, the Company installed a new internal manufacturing resource planning business system (MRP) that is Y2K ready. The cost of the upgrade was approximately $250,000. The Company's MRP system facilitates accounting and manufacturing functions at the Company's California sites and the Redditch, UK site. At the Tortona, Italy location, the MRP system facilitates manufacturing functions only. The November 1998 Y2K upgrade corrected Y2K limitations in the MRP system at each site at which it is utilized. The Company's Florida, Watford, UK, and Frankfurt, Germany sites do not utilize the MRP system. The Company's Tortona, Italy facility has a new mainframe in place and Y2K compliant software has been installed. Data from the old system was transferred over in September 1999, and training on the new system was completed in October 1999. The cost of the new system is $80,000. The new system is fully operational as of the end of September 1999. However, the Company is devising a plan to ensure that accounting functions are performed manually in the event the new system is not fully operational by December 31, 1999. Since the Company is the only customer serviced by the Tortona, Italy site, and since the Company is in the process of identifying an alternative source supplier in the event the new accounting system is not installed by December 31, 1999, a failure in the present system would have a minimal impact on the Company's customers.

      Since November 1998, the Company has completed an evaluation of many of its internal systems. Most of its internal systems have been found to be compliant, however we cannot guarantee that Y2K related complications will not arise. The HP UX operating system received a Y2K patch in September 1999. The Server Operating Systems (Novell) received Y2K patches at the end of September 1999. Y2K verification procedures to determine the compliance status of the Company's phone systems and automatic test equipment stations have been completed, and these systems have been determined to be in compliance. Verification of the Company's personal computers is estimated to be complete by mid-November 1999. The Company's customer service database and QA database were upgraded during the second quarter of 1999 and are Y2K compliant. Any unforeseen circumstances which cause delay in upgrading any of the above systems could result in increased warranty costs, potential customer dissatisfaction, delayed production and/or supply, lawsuits and other material costs and liabilities.

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

      Control Resources Corporation (Fair Lawn, NJ)

      CRC's internal systems have been tested and have been found to be compliant; however, there can be no assurance that Y2K related complications will not arise. The MRP Business System Proprietary Server (OS Novell 3.11) Corporate Server and Mail System were replaced with Y2K compliant servers during second quarter 1999. The Defect Control System was replaced in September 1999 and is Y2K compliant. Verification of the compliance status of personal computers was also completed in September 1999 and compliance status has been achieved.

      Technosystem (Rome, Italy)

      The ERP business system has been found to be compliant, however there can be no assurance that Y2K related complications will not arise. Since the Company's management has decided to dispose of Technosystem by December 31, 1999, the Y2K verification project for personal computers has been put on hold pending the outcome of the disposition.

      Vendors

      The Company has identified two single source suppliers whose failure to obtain Y2K compliance could potentially impact customers. Since the Company has not yet obtained assurances of Y2K compliance from these suppliers, the impact of potential Y2K limitations experienced by these companies is merely speculative at this time. The potential impact will only become manifest, however, if both the single source supplier and an alternative source supplier experience Y2K related failures. One of the two identified suppliers provides a product which the Company uses in production of DS-3 IDUs; if this supplier were to experience a Y2K failure, production of the product would be slowed. Sales of DS-3 IDUs make up 3% to 4% of the Company's sales revenue. The additional identified supplier produces a product which will be utilized in the production of the Company's Encore product which is scheduled to begin production in a limited capacity in the fourth quarter of 1999; if this supplier experienced a Y2K related complication, Encore production would be adversely affected.

      The Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness. The Company has endeavored to minimize this risk by implementing a four phase plan. First, all single source suppliers and large volume vendors were identified. Second, in April 1999, the Company sent requests for Y2K compliance assurances to suppliers so identified. Third, the Company will review suppliers' responses to its requests. Last, the Company will continue to pursue assurances and/or receipt of a remedy from noncompliant suppliers. Since the Company has always tried to follow the practice of alternative and multi-sourcing our single source and large volume suppliers, we believe most products and services we order will be available from an alternative source in the event a single source or large volume supplier experiences a Y2K failure. However, the Company can offer no assurance that reasonable alternative suppliers or contractors will be available. Even if assurances are received from third parties and/or alternative source suppliers are identified, a risk remains that failures of systems and products of other companies on which we rely could have a material adverse effect on our business, financial condition and results of operations.

      Critical suppliers have been identified at the California, Florida, United Kingdom, Germany and Italy sites as well as at Network Services in Vienna, Virginia and CRC. Evaluations of suppliers for these business units were completed in September 1999 and they were found to be compliant; however, we cannot be certain that Y2K failures will not affect these suppliers. There are three critical suppliers for the Technosystem business unit. Evaluation of these suppliers is scheduled to be completed by the end of November 1999.

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

      Budget

      The Company's budget for the Y2K Program is approximately $2.0 million and has been approved by the Company's Board of Directors. Through September 30, 1999, the Company has spent $695,000 on Y2K related expenses. This figure incorporates the following expenses: (1) $250,000 in November 1998 to upgrade the MRP business system utilized by the California, Redditch, UK and Tortona, Italy sites; (2) $24,000 in March 1999 to Y2K consultants; (3) $21,200 through September 1999 in legal expenses; (4) $9,400 through September 1999 in travel expenses to the Company's non-California sites for the purpose of assessing Y2K compliance; (5) $21,100 through September of 1999 on miscellaneous items including maintenance of the Y2K website and vendor compliance mailings; (6) $80,000 in March 1999 to upgrade the Tortona, Italy maintenance system; (7) $106,200 through September 30, 1999 on miscellaneous materials and equipment; and (8) $184,000 through September 1999 in employee salaries.

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

      The Company entered into a revolving line-of-credit agreement on May 15, 1998, as amended, that provided for borrowings of up to $50.0 million. The revolving commitment, as amended, has been reduced to $30.0 million until maturity on January 15, 2000. The line of credit requires the Company to comply with several financial covenants, including the maintenance of specific minimum ratios. At periods in time since September 30, 1998, the Company has amended its existing bank line of credit to prevent defaults with respect to several covenants. Had these amendments not been made, the Company would have defaulted on those covenants in its bank line, which would have triggered cross defaults in the Notes, preferred stock instruments and other debt. While the amendments to the covenants have been structured based on the Company's business plan that would allow the Company to continue to be in compliance with such covenants, should the Company not meet its business plan, or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's Notes and other debt instruments resulting in accelerated repayments of such debts. Such events would materially adversely affect the Company's business, financial condition and results of operations.

      As of September 30, 1999, its total indebtedness including current liabilities was approximately $167.2 million and its stockholders' equity was approximately $54.2 million.

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

      The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of nine months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At September 30, 1999, the Company had forward contracts to sell approximately $3.5 million in British pounds. The fair value of forward exchange contracts approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

      The functional currency of the Company's wholly owned and majority-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at September 30, 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. In 1998, a near-term 10% appreciation or depreciation of the U.S. dollar was also determined to have an insignificant effect. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

      The Company's Notes bear interest at a fixed rate, therefore, the Company's financial condition and results of operations would not be affected by interest rate changes in this regard. The Company's revolving line of credit is subject to interest at either a base interest rate or a variable interest rate that is within 500 basis points of the base interest rate. A 500 basis point increase over the base interest rate would not be material to the Company's financial condition or results of operations. The Company will not be able to renew its existing line-of-credit possible that any replacement lending facility obtained by the Company might be more subject to interest rate changes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      As disclosed in the Company's Forms 10-Q for the first and second quarters of 1999, a consolidated amended class action complaint is pending against the Company and certain of its officers and directors in the Superior Court of California, County of Santa Clara.

ITEM 2. CHANGES IN SECURITIES.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      Pier Antoniucci, President of the Company, and Michael Sophie, President of the Company's Wireless Access Group, resigned their positions with the Company at the end of September 1999. In September 1999, Brian T. Josling was added to the Company's Board of Directors, to fill the vacancy created by Gill Cogan's earlier resignation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            4.9(1) Amendment to Amended and Restated Rights Agreement

            10.54 Employment Letter Agreement between P-Com, Inc. and James Sobczak, dated August 18, 1999.

            10.55 Severance Agreement between P-Com, Inc. and James Sobczak, dated September 10, 1999.

            10.56  Eighth Amendment to Credit Agreement dated August 3, 1999.

            10.57 Stock Purchase Warrant agreement between P-Com, Inc. and Castle Creek Technology Partners LLC, dated August 11, 1999.

            10.58 Stock Purchase Warrant agreement between P-Com, Inc. and Capital Ventures International, dated August 11, 1999.

            10.59 Stock Purchase Warrant agreement between P-Com, Inc. and Marshall Capital Management, Inc., dated August 11, 1999.

            27.1   Financial Data Schedule.

------------------
            (1) Incorporated by reference to identically numbered exhibit to the Company's Registration statement on Form 8-A/A filed with the Securities and Exchange Commission on August 25, 1999.

      (b)   Reports on Form 8-K.

            Report on Form 8-K filed on July 27, 1999 with respect to an event of July 26, 1999, regarding the Company's plan to delay the announcing of its earnings release and conference call originally scheduled for July 26, 1999.

            Report on Form 8-K filed August 11, 1999 with respect to events of August 10, 1999, regarding the Company's press release announcing its earnings for the second quarter ended June 30, 1999 and its press release announcing the receipt of a point-to-multipoint equipment order from Siemens and an amendment of the Company's Mutual OEM Agreement with Siemens.

            Report on Form 8-K filed September 1, 1999 with respect to an event of August 30, 1999, regarding the Company's announcement of the appointment of Jim Sobczak as President and Chief Operating Officer effective September 7, 1999.

            In addition, on August 4, 1999, the Company filed a Form 8-K/A amendment with respect to a Form 8-K filed on April 19, 1998.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       P-COM, INC.

Date: November 17, 1999
                                       By: /s/ George P. Roberts
                                           -------------------------------------
                                           George P. Roberts
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 17, 1999
                                       By: /s/ Robert E. Collins
                                           -------------------------------------
                                           Robert E. Collins
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration
                                           (Principal Financial Officer)

EXHIBIT INDEX

      Exhibit No.

            4.9(1) Amendment to Amended and Restated Rights Agreement

           10.54 Employment Letter Agreement between P-Com, Inc. and James Sobczak, dated August 18,1999.

           10.55 Severance Agreement between P-Com, Inc. and James Sobczak, dated September 10, 1999.

           10.56   Eighth Amendment to Credit Agreement dated August 3, 1999.

           10.57 Stock Purchase Warrant agreement between P-Com, Inc. and Castle Creek Technology Partners LLC, dated August 11, 1999.

           10.58 Stock Purchase Warrant agreement between P-Com, Inc. and Capital Ventures International, dated August 11, 1999.

           10.59 Stock Purchase Warrant agreement between P-Com, Inc. and Marshall Capital Management, Inc., dated August 11, 1999.

           27.1    Financial Data Schedule.
------------------------
            (1) Incorporated by reference to identically numbered exhibit to the Company's Registration statement on Form 8-A/A filed with the Securities and Exchange Commission on August 25, 1999.