Form 10-K405/A
period 1998-12-31
P COM INC
filed 2000-04-05
CIK 935493

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 4
                                  TO FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1998.

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to             .

                         Commission File Number: 0-25356
                      ------------------------------------

                                   P-Com, Inc.
             (Exact name of Registrant as specified in its charter)

                       ----------------------------------

        Delaware                                         77-0289371
(State of Incorporation)                      (IRS Employer Identification No. )

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 18, 1999, was approximately $406,802,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On March 18, 1999, approximately 48,944,270 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

--------------------------------------------------------------------------------

 AMENDED FILING OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 - RESTATEMENT
           OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

      P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Annual Report on Form 10-K for the year ended December 31, 1998. The Company is amending, and pursuant to those amendments has revised its 1998 as reflected in this filing, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. Recently, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the year ended December 31, 1998. See Note 1 to the Consolidated Financial Statements.

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

                                    [GRAPHIC]

            The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service utilizing the Company's point-to-point radio systems:

                                    [GRAPHIC]

            The following diagram shows the use of the Company's systems in a PTO/local loop application to establish short-haul radio connections for telco service utilizing the Company's point-to-multipoint radio systems. The Company believes its current solutions offer the following benefits:

                                    [GRAPHIC]

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

      Products Under Development

            Point-to-Multipoint Products. The re-allocation of spectrum in many bands ranging from 2.4 GHz to 40 GHz is enabling the development of new services such as local multipoint distribution service (LMDS) and local multipoint communications service (LMCS). These services address the desire of service providers for more efficient use of spectrum within a particular service area. Certain bandwidth demand thresholds must be met before a customer can economically justify the cost of a dedicated point-to-point system. Point-to-multipoint provides the flexibility for a service provider to offer customers wireless bandwidth on demand thereby creating the concept of a wireless central office. The Company is currently developing a point-to-multipoint system to provide service to end users from a hub station in a cell typically extending from 1 to 10 kilometers. Cell size is based on frequency, traffic requirements, and desired availability. The hub consists of one to 24 sector subsystems that include sectorized antennae and their associated communications equipment. Each sector subsystem covers from 15 to 90 degrees of azimuth with additional sector subsystems providing up to 360 degrees of coverage. The diagram below illustrates the potential use of the Company's point-to-multipoint system to connect end-users to a hub station:

                                    [GRAPHIC]

P-COM, INC. POINT-TO-MULTIPOINT PRODUCTS AS OF DECEMBER 31, 1998

-----------------------------------------------------------------------------------------------------------
            FREQUENCY              INTERFACES       SUBSCRIBER DATA RATES       MODULATION SCHEME &
                                                                                   ACCESS METHOD
-----------------------------------------------------------------------------------------------------------
10 GHZ SYSTEMS*                        E0            64 KBPS TO 20 MB/S         UP TO 64 QAM,
    Hub Radius: up to 6 miles          E1            TDM                        TDMA
                                       E3
-----------------------------------------------------------------------------------------------------------
24 GHZ SYSTEMS                         DS0           64 KBPS TO 155 MB/S        UP TO 64 QAM,
    HUB RADIUS: UP TO 4 MILES          ISDN           ATM & TDM                 FDMA, TDMA
                                       DS1
                                   Frame Relay
                                    MPEG - 2
                                     10BaseT
                                     DS - 3
                                    155 Mbps
-----------------------------------------------------------------------------------------------------------
26 GHZ SYSTEMS*                      E0 64           KBPS TO 20 MB/S            UP TO 64 QAM,
    Hub Radius: up to 3.5 miles       E1             TDM                        TDMA
                                      E3
-----------------------------------------------------------------------------------------------------------
28/31 GHZ SYSTEMS*                     DS0           64 KBPS TO 155 MB/S        UP TO 64 QAM,
    HUB RADIUS: UP TO 3.5 MILES       ISDN           ATM & TDM                  FDMA, TDMA
                                       DS1
                                   Frame Relay
                                    MPEG - 2
                                    10BaseT
                                    DS - 3
                                   155 Mbps
-----------------------------------------------------------------------------------------------------------
38 GHZ SYSTEMS                         DS0           64 KBPS TO 155 MB/S        UP TO 64 QAM,
    HUB RADIUS:UP TO 3 MILES           ISDN          ATM & TDM                  FDMA, TDMA
                                       DS1
                                   Frame Relay
                                    MPEG - 2
                                    10BaseT
                                    DS - 3
                                   155 Mbps
-----------------------------------------------------------------------------------------------------------

----------
*     Not currently available for shipment; prototype under development.

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

                                    [GRAPHIC]

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

            The spread spectrum products use biphase shift keying (BPSK), minimal shift keying (MSK), quadrature phase shift keying (QPSK) or quadrature amplitude modulation (QAM) in the IDU. This signal is upconverted into a microwave frequency in the ODU, or in the case of some Airlink products, a single, stand- alone terminal can be installed indoors or outdoors. This signal is then routed to the antenna to be transmitted. The receiving antenna captures the signal power and routes it to the ODU. The ODU down converts the signal to be demodulated in the IDU.

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

                                    [GRAPHIC]

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

---------------------------------------------------------------------------------------------------------
                            P-COM, INC. PRODUCTS AS OF DECEMBER 31, 1998
=========================================================================================================
                                                          NUMBER OF LINES;         NUMBER OF
              FREQUENCY                   STANDARD           DATA RATES         VOICE CHANNELS
---------------------------------------------------------------------------------------------------------
SPREAD SPECTRUM:
--------------------------------------
   2.4 GHz SYSTEMS                        E1             1, 2*, 3*, 4*            30, 60, 90, 120
       Distance: Up to 50 miles           T1             1, 2*, 3*, 4*            24, 48, 72, 96
       List Price: $15,000-$62,000        Data           19.2 Kbps-2 Mbps
---------------------------------------------------------------------------------------------------------
   5.7 GHZ SYSTEMS                        E1             1, 2*, 3*, 4*            30, 60, 90, 120
       Distance: Up to 35 miles           T1             1, 2*, 3*, 4*            24, 48, 72, 96
       List Price: $19,000-$70,000        Data           56 Kbps-2 Mbps
---------------------------------------------------------------------------------------------------------
LICENSED FREQUENCIES:
--------------------------------------
   7 GHz SYSTEMS                          E1             1, 2, 4, 8, 16           30, 60, 120, 240, 480
       Distance: Up to 35 miles           E3*            1                        480
       List Price: $32,000-$94,000        T1+            1, 4, 8, 16              24, 96, 192, 384
                                          T3+            1                        672
                                          Data++         3 x 64 Kbps
---------------------------------------------------------------------------------------------------------
   13/14/15 GHZ SYSTEMS                   E1             1, 2, 4, 8, 16         30, 60, 120, 240, 480
       Distance: Up to 15 miles           E3*            1                      480
       List Price: $30,000-$93,000        T1+            1, 4, 8, 16            24, 96, 192, 384
                                          T3+            1                      672
                                          Data++         3 x 64 Kbps
---------------------------------------------------------------------------------------------------------
   18/23/26 GHZ SYSTEMS                   E1             1, 2, 4, 8, 16         30, 60, 120, 240, 480
        Distance: Up to 10 miles          E3*            1                      480
        List Price: $27,000-$82,000       T1             1, 4, 8, 16            24, 96, 192, 384
                                          T3             1                      672
                                          Data++         3 x 64 Kbps
---------------------------------------------------------------------------------------------------------
   38 GHZ SYSTEMS                         E1             1, 2, 4, 8, 16         30, 60, 120, 240, 480
        Distance: Up to 6 miles           E3*            1                      480
        List Price: $24,000-$73,000       T1             1, 4, 8, 16            24, 96, 192, 384
                                          T3             1                      672
                                          Data           3 x 64 Kbps
---------------------------------------------------------------------------------------------------------
   50 GHZ SYSTEMS                         E1             1, 2, 4, 8*, 16*       30, 60, 120, 240, 480
        Distance: Up to 3 miles           Data++         3 x 64 Kbps
        List Price: $30,000-$75,000
---------------------------------------------------------------------------------------------------------

----------
*     Not currently available for shipment; prototypes under development.
+ Not currently available for shipment; prototypes to be developed based on customer demand, if any.
++    Currently available for shipment; no orders yet received.

            Wireline Access Products. The Company's wireline access products are designed and manufactured by the wholly-owned subsidiary, Control Resources Corporation. They are based on advanced architectures to provide proactive management, real time and historic performance data capture and flexible cost effective configurations for complex network requirements. Current NetPath products operate from 56 Kbps DDS service through 1.544 Mbps T1 service. The NetPath integrated access platform product can support multiple high speed access links and can internally transfer data at up to 1 Gbps. Products are managed using Telnet, VT100 and SNMP and have integrated ISDN interfaces and analog modems. The following products are currently being shipped or are currently available for shipment:

      --------------------------------------------------------------------------
          PRODUCT               APPLICATION               ACCESS RATES
      --------------------------------------------------------------------------
         NetPath 64       Managed Frame Relay Access      56 and 64 Kbps
         NetPath 100      Managed Frame Relay Access      F/T1 to T1
         NetPath 400      Integrated Access               1 to 4 T1
      --------------------------------------------------------------------------

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

      System Providers

            These customers provide engineering and installation services for their customers, which consist of cellular service providers, private corporations, utilities and local government entities. Current and potential applications include supervisory control systems for water, electric and gas companies, local area networks for private corporations and educational institutions, and voice/data/video networks for government users (police, fire, safety). These in- country system providers accomplish the network design and provide the field effort necessary to install, commission and maintain the Company's millimeter wave and spread spectrum microwave systems. System providers are also extensively used by PTOs and cellular and PCN companies in Eastern Europe, Russia, China and other developing countries.

            The following list represents certain customers from which the Company has generated revenues since the beginning of 1998:


===========================================================================================
               INTERNATIONAL                                   DOMESTIC
-------------------------------------------------------------------------------------------
           Bosch Telecom GmbH                           Advanced Radio Telecom Corporation
           Cable and Wireless Communication             AT&T Wireless Services
           Ericsson Limited                             Bell Atlantic Corp.
           Esmartel House                               Bellsouth Mobility
           Fareastone                                   FM Associates
           Ficomp System, Inc.                          Horizon Technologies, LLC
           Fujitsu Limited                              IBM
           Gentec                                       Larscom Incorporated
           GMA Network                                  Lucent Technologies, Inc.
           Jonmag Group                                 PrimeCo Personal Communications
           Lucent Technologies International, Inc.      Sprint Spectrum
           Mercury One-2-One Personal                   Teleport Communications Group
               Communications                           Tellabs Operations, Inc.
           Norweb Communications                        WinStar Communications, Inc.
           Orange Personal Communications
               Services
           Siemens (Italtel) Limited
           Transasia Telecommunications
           Teleport Communications Group
           TSY Poland
==========================================================================================

            For the year ended December 31, 1998, approximately two hundred customers accounted for substantially all of the Company's sales, and one customer individually accounted for over 10% of the Company's 1998 sales. In 1997, the Company had two customers, which individually accounted for over 10% of the Company's sales. Sales to Orange Personal Communications Services accounted for approximately 24% of the Company's sales in 1998, and sales to Orange Personal Communications Services and WinStar Wireless, Inc. accounted for approximately 15% and 11% of the Company's sales, respectively, in 1997. As of December 31, 1998, six customers accounted for over 59% of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1998. The breakdown of net sales by geographic customer destination are as follows (in thousands):

      --------------------------------------------------------------------------
                                       1998             1997            1996
                                       ----             ----            ----
      Sales:
          United States              $ 41,597          $70,312        $ 39,530
          United Kingdom               71,399           69,201          52,415
          Europe                       37,649           45,061          25,170
          Africa                       19,104            6,323              --
          Asia                         18,322           15,548           3,422

          Other geographic region        (268)          14,257             416
                                    ---------         --------       ---------
            Totals                  $ 187,803         $220,702       $ 120,953
                                    =========         ========       =========
      --------------------------------------------------------------------------

            The Company anticipates that, at least for the near term, it will continue to sell its radio systems to an expanding, but still relatively small, group of customers. Many of the Company's customers are implementing new networks and may require additional capital to implement fully their planned networks, e.g. Fareastone, Mercury One-2-One Personal Communications, Orange Personal Communications Services and WinStar Wireless, Inc. The Company's ability to achieve or increase its sales in the future will depend in significant part upon its ability to obtain and fulfill orders from existing and new customers and maintain relationships with and provide support to existing and new customers. Equally important is its ability to manufacture systems on a timely and cost- effective basis and to meet stringent customer performance and shipment delivery dates. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's radio systems may have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to retain and support existing customers or to attract new customers.

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

            The units have been aggregated based on operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No.
131. The Company has determined that there are three reportable segments:
Product Sales, Broadcast Sales, and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Broadcast Sales segment consists of an organization located in Italy which develops, manufactures, and markets broadcast equipment for use in the worldwide wireless telecommunications market. Since the Broadcast segment was acquired in 1997, there were no broadcast segment sales recorded in 1996. The Service Sales segment consists of an organization primarily located in the United States, the United Kingdom, and Italy which provides comprehensive network services including system and program planning and management, path design, and installation for the wireless communications market.

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

            The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of operations. Such regulations or such changes could require the Company to modify its products and incur substantial costs to comply with such time- consuming regulations and changes. In addition, the Company is also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, the Company could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services. These delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. PROPERTIES.

-----------------------------------------------------------------------------------------------------------------------------------
       Location of Leased                    Functions                     Square Footage                        Date
          Facility (1)                                                                                       Lease Expires
-----------------------------------------------------------------------------------------------------------------------------------
HEADQUARTERS                              Administration
                                      Sales/Customer Support                  61,000                        September 2000
Campbell, CA                                Engineering
USA                                        Manufacturing
-----------------------------------------------------------------------------------------------------------------------------------
Campbell, CA                               Manufacturing                      25,000                        September 2002
-----------------------------------------------------------------------------------------------------------------------------------
San Jose, CA                                 Warehouse                        34,000                        December 1999
-----------------------------------------------------------------------------------------------------------------------------------
Redditch, England                     Sales/Customer Support                   5,500                          June 2005
-----------------------------------------------------------------------------------------------------------------------------------
Watford, England                       Research/Development                    7,500                          April 2008
-----------------------------------------------------------------------------------------------------------------------------------
Redditch, England                            Warehouse                         6,800                        September 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                          Administration
Vienna, VA                            Sales/Customer Support                  15,000                         April 2002
-----------------------------------------------------------------------------------------------------------------------------------
Sterling, VA                              Administration                      15,000                        September 1999
-----------------------------------------------------------------------------------------------------------------------------------
Orange, CA                                   Warehouse                         3,400                          April 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                          Administration
Northants, England                    Sales/Customer Support                   5,290                         August 2011
-----------------------------------------------------------------------------------------------------------------------------------
                                          Administration
Essex, England                        Sales/Customer Support                   8,000                        September 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                          Administration
                                      Sales/Customer Support
                                            Engineering
Fair Lawn, NJ                              Manufacturing                      43,700                          June 2005
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            September 2000
                                                                                                       (may be canceled with a
Frankfurt, Germany                           Warehouse                        11,000                      six month advance
                                                                                                               notice)
-----------------------------------------------------------------------------------------------------------------------------------
Melbourne, Florida                     Research/Development                   36,250                          June 2001
-----------------------------------------------------------------------------------------------------------------------------------
Beijing, China                        Sales/Customer Support                   3,500                         March 2000
-----------------------------------------------------------------------------------------------------------------------------------
Dubai, United Arab Emirates           Sales/Customer Support                   4,000                        October 1999
-----------------------------------------------------------------------------------------------------------------------------------
Mexico City, Mexico                   Sales/Customer Support                   4,050                          May 1999
-----------------------------------------------------------------------------------------------------------------------------------
Singapore, Singapore                  Sales/Customer Support                   1,050                      September 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                          Administration
Rome, Italy                           Sales/Customer Support                  27,000                       October 2001
                                            Engineering
                                           Manufacturing
-----------------------------------------------------------------------------------------------------------------------------------
Rome, Italy                                  Warehouse                         2,000                        June 2001
-----------------------------------------------------------------------------------------------------------------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            None.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

            The executive officers and directors of the Company, their ages as of March 31, 1999, and their positions and their backgrounds are as follows:

            NAME                             AGE                      POSITION
            ----                             ---                      --------
     George P. Roberts...................     66     Chairman of the Board and Chief Executive Officer

     Pier Antoniucci.....................     57     President and Chief Operating Officer

     Michael J. Sophie...................     41     Chief Financial Officer, Vice President, Finance and
                                                     Administration

     John R. Wood........................     43     Senior Vice President, Advanced Technologies

     Kenneth E. Bean, III................     42     Senior Vice President, Quality Assurance

     Gill Cogan..........................     47     Director

     John A. Hawkins.....................     38     Director

     M. Bernard Puckett..................     53     Director

     James J. Sobczak....................     57     Director

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

            Mr. Antoniucci was appointed President of the Company in January 1997. Mr. Antoniucci was also appointed and has served as Chief Operating Officer since July 1996. From July 1995 to January 1997, Mr. Antoniucci served as Executive Vice President of the Company. From December 1992 to June 1995, Mr. Antoniucci served as Senior Vice President, Marketing and Sales of the Company. >From September 1992 to November 1992, Mr. Antoniucci was Vice President, Purchasing for Alcatel-Telettra, a manufacturer of telecommunications products. >From July 1986 to August 1992, Mr. Antoniucci was President of Granger-Telettra J.V., a provider of digital microwave systems located in the United States that resulted from the acquisition of Granger by Telettra. From October 1972 to June 1986, Mr. Antoniucci served in various management positions at Telettra, including Vice President of the E.F.I. Business Unit, Vice President of the Telecom Infrastructure Business Unit and Project Manager at Telettra/Ford Aerospace. Telettra was an Italian manufacturer of telecommunications products that was subsequently acquired by Alcatel Network Systems. Mr. Antoniucci holds a doctorate in Electrical Engineering from Bologna University in Bologna, Italy.

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

            Mr. Puckett has served as a Director of the Company since May 1994. >From June 1995 to January 1996, he was President and Chief Executive Officer of Mobile Telecommunication Technologies Corp. ("Mtel"), a telecommunications corporation. From January 1994 to May 1995, Mr. Puckett was President and Chief Operating Officer of Mtel. From June 1993 to December 1993, Mr. Puckett was Senior Vice President, Corporate Strategy and Development for IBM. Between September 1967 and June 1993, Mr. Puckett served in various management and marketing positions at IBM. Mr. Puckett currently serves as a director of Nielson Media Research (formerly known as Cognizant Corp.), R.R. Donnelley & Sons and Software.com. Mr. Puckett holds a B.S. in Mathematics from the University of Mississippi.

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

            On July 31, 1998, each of the option grants made under the Automatic Grant Program on May 18, 1998 with an exercise price of $19.25 per share was cancelled, and a new option for 4,000 shares was granted to each of the four non-employee Board members with an exercise price of $5.8125 per share, the fair market value per share of Common Stock on the grant date of the new option. Due to the decrease in its share price, the competition for our directors' time and the significant effort and commitment expended by the Company's directors on its behalf, the Board believed that it was in the best interest of the Company to incenivize its non-employee Board members by providing them with a continuing opportunity to acquire shares of Common Stock at the current fair market value of such shares. Each of the new options is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each new option will vest in a series of eight (8) successive equal quarterly installments upon the optionee's completion of each successive three (3)-month period of Board service over the twenty-four (24)-month period measured from the July 31, 1998 grant date.

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

                                                      Price Range of
                                                       Common Stock
                                                      High      Low
                                                      ----      ---
         Year Ending December 31, 1996
               First Quarter                        $10.07     $7.00
               Second Quarter                        18.00      9.75
               Third Quarter                         17.94      9.44
               Fourth Quarter                        16.88     10.16

         Year Ending December 31, 1997
               First Quarter                        $19.44    $13.00
               Second Quarter                        17.41     12.69
               Third Quarter                         26.13     16.13
               Fourth Quarter                        29.38     13.63

         Year Ending December 31, 1998
               First Quarter                        $21.13    $15.56
               Second Quarter                        20.50      8.88
               Third Quarter                          8.81      2.38
               Fourth Quarter                         4.38      2.50

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                                      Year Ended December 31,
                                                                  1998            1997           1996          1995         1994
                                                                ---------       ---------     ---------     ---------    ---------
                                                                                (in thousands, except per share data)
                                                               (restated)
STATEMENT OF OPERATIONS DATA:

Sales:
    Product                                                     $ 118,948       $ 169,453     $ 101,853     $  52,856    $  19,198
    Broadcast                                                      25,258          21,092            --            --           --
    Service                                                        43,597          30,157        19,100        11,607       10,402
                                                                ---------       ---------     ---------     ---------    ---------
        Total sales                                               187,803         220,702       120,953        64,463       29,600
                                                                ---------       ---------     ---------     ---------    ---------
Cost of sales:
    Product                                                        93,829          96,948        60,362        29,949       11,517
    Broadcast                                                      19,669          13,319            --            --           --
    Service                                                        30,777          18,968        13,696         7,507        7,297
                                                                ---------       ---------     ---------     ---------    ---------
        Total cost of sales                                       144,275         129,235        74,058        37,456       18,814
                                                                ---------       ---------     ---------     ---------    ---------
    Gross profit                                                   43,528          91,467        46,895        27,007       10,786
                                                                ---------       ---------     ---------     ---------    ---------
Operating expenses:
    Research and development                                       41,473          29,127        20,163        12,284        7,978
    Selling and marketing                                          22,020          15,696         7,525         4,837        3,275
    General and administrative                                     24,965          14,741        10,178         5,573        4,903
    Goodwill amortization                                           6,692           2,207           105            --           --
    Restructuring charges                                           4,332              --            --            --           --
    Acquired in-process research and
        development                                                15,442              --            --            --           --
                                                                ---------       ---------     ---------     ---------    ---------
        Total operating expenses                                  114,924          61,771        37,971        22,694       16,156
                                                                ---------       ---------     ---------     ---------    ---------
Income (loss) from operations                                     (71,396)         29,696         8,924         4,313       (5,370)
Interest and other income (expense), net                           (7,903)            247           906           167         (249)
                                                                ---------       ---------     ---------     ---------    ---------
Income (loss) before extraordinary
    item and income taxes                                         (79,299)         29,943         9,830         4,480       (5,619)
Provision (benefit) for income taxes                              (11,501)         11,052           956           761          338
                                                                ---------       ---------     ---------     ---------    ---------
Income (loss) before extraordinary item                           (67,798)         18,891         8,874         3,719       (5,957)
Extraordinary item: retirement of Notes                             5,333              --            --            --           --
                                                                ---------       ---------     ---------     ---------    ---------
Net income (loss)                                                 (62,465)         18,891         8,874         3,719       (5,957)
Charge related to preferred stock discount                         (1,839)             --            --            --           --
                                                                ---------       ---------     ---------     ---------    ---------
Net income (loss) applicable to holders
    of Common Stock                                             $ (64,304)      $  18,891     $   8,874     $   3,719    $  (5,957)
                                                                =========       =========     =========     =========    =========
Basic income (loss) per share (1):
    Income (loss) before extraordinary item                     $   (1.57)      $    0.45     $    0.23     $    0.11    $   (1.08)
    Extraordinary item                                               0.12              --            --            --           --
                                                                ---------       ---------     ---------     ---------    ---------
    Preferred stock discount                                        (0.04)             --            --            --           --
                                                                ---------       ---------     ---------     ---------    ---------
    Net income(loss) applicable to holders of common stock      $   (1.49)      $    0.45     $    0.23     $    0.11    $   (1.08)
                                                                =========       =========     =========     =========    =========

Diluted income (loss) per share (1):
    Income (loss) before extraordinary item                     $   (1.57)      $    0.43     $    0.22     $    0.11    $   (1.08)
    Extraordinary item                                               0.12              --            --            --           --
    Preferred stock discount                                        (0.04)             --            --            --           --
                                                                ---------       ---------     ---------     ---------    ---------
    Net income (loss)                                           $   (1.49)      $    0.43     $    0.22     $    0.11    $   (1.08)
                                                                =========       =========     =========     =========    =========
Shares used in per share computation:
Basic                                                              43,254          42,175        38,762        32,645        5,521
                                                                =========       =========     =========     =========    =========
Diluted                                                            43,254          44,570        40,607        34,853        5,521
                                                                =========       =========     =========     =========    =========

                                                                        December 31,
                                               1998           1997         1996           1995           1994
                                             --------       --------     --------       --------       --------
                                                                      (in thousands)
                                            (restated)
                                            ----------
BALANCE SHEET DATA:
Cash and cash equivalents                    $ 29,241       $ 88,145     $ 42,226       $ 8,871       $  1,593
Working capital                                78,967        174,635       90,811        38,473          3,755
Total assets                                  315,217        305,521      155,452        62,964         18,393
Long-term debt                                 92,769        101,690          914           491          1,198
Mandatorily Redeemable Preferred Stock         13,559             --           --            --             --
Retained earnings (accumulated deficit)       (45,924)        18,380         (511)       (9,360)       (13,119)
Stockholders' equity                           99,409        148,297      112,479        47,258          6,028

----------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts.

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

Revision of financial statements and changes to certain information

            The Company is amending, and pursuant to those amendments has revised its 1998 as reflected in this filing, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the year ended December 31, 1998. See Note 1 to the Consolidated Financial Statements.

Results Of Operations

            The following information reflects a change in the original accounting for the purchase price allocation for the March 1998 acquisition of the Wireless Communications Group of Cylink Corporation (the Cylink Wireless Group) and amortization of the related goodwill and other intangible assets purchased for the nine months since the acquisition.

Overview

            P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. All financial information presented in this Annual Report on Form 10-K has been presented to include the operating results of Control Resources Corporation ("CRC"), which was acquired in a pooling-of-interests transaction on May 29, 1997; and RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in pooling-of- interests transactions on November 27, 1997. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, and the Company also provides software and related services for these products. Additionally, the Company offers turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. The Company is currently field testing and further developing a range of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries.

            The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. The Company was in the development stage until October 1993. From October 1993 through December 31, 1998, the Company generated sales of approximately $642.7 million, of which $408.5 million, or 64% of such amount, was generated in the twenty-four months ended December 31, 1998. From inception to the end of 1998, the Company had generated an accumulated deficit of approximately $45.9 million. The decrease in retained earnings from $18.4 million in 1997 to an accumulated deficit of $45.9 million in 1998 was due primarily to the net loss of $62.5 million in 1998 which included restructuring and other charges of $26.6 million and acquired in- process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. For additional information regarding the acquisition, please see "Results of Operations- Acquisitions". In addition to these charges, the net loss was also due to a downturn and slowdown in the telecommunications equipment industry as a whole in the second half of the year, in part due to the economic turmoil in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, as compared to prior quarters, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November 1998 and increased its inventory reserves and allowance for doubtful accounts and wrote down certain of its facilities, fixed assets and goodwill in the third quarter of 1998.

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

            In 1998, 1997 and 1996, sales were approximately $187.8 million, $220.7 million, and $121.0 million, respectively. The 15% decrease in sales from 1997 to 1998 was primarily due to the market slowdown for the Company's Tel-Link product line and a downturn and slowdown in the telecommunication equipment industry segment, due in particular to the economic turmoil in Asia and surplus capacity in the industry. During 1997, the Tel-Link product line contributed approximately $154.9 million or 70.2% of the Company's total sales of approximately $220.7 million. During 1998, the Tel-Link product line contributed approximately $94.6 million or 50.4% of the Company's total sales of approximately $187.8 million. For the first half of 1998, the Tel-Link product line contributed approximately $78.1 million or 67.3% of the Company's total sales of approximately $116.0 million. Tel-Link product line sales for the second half of 1998 decreased to approximately $23.6 million or 32.9% of the Company's total sales of approximately $71.8 million. The increase in sales from 1996 to 1997 was primarily due to increased volume of 38 and 23 GHz radio systems to new and existing customers and, to a lesser extent, sales from products acquired in recent acquisitions, and from service offerings. In 1998, one customer accounted for 24% of sales. In 1997, two customers accounted for an aggregate of 26% of sales.

            Product sales for 1998 decreased approximately $50.5 million or 30% during the year as compared to an increase of approximately $67.6 million or 66% during 1997. Product sales represented approximately 63%, 77% and 84% of sales in 1998, 1997 and 1996, respectively. The decrease in product sales in 1998 was primarily due to the slowdown in the telecommunication equipment industry in the second half of the year and declining prices as a result of the Pacific Rim currency crisis and surplus capacity in the industry. Product sales growth in 1997 was attributable to strong year-over-year growth of the 38 and 23 GHz radio systems and to the Company's acquisitions.

            Service sales for 1998 increased approximately $13.4 million or 45% over the prior year as compared to approximately $11.1 million or 58% during 1997. Service sales represented 23%, 14% and 16% of sales in 1998, 1997 and 1996 respectively. The increase in service sales in 1998 was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force. The increase in service sales in 1997 was due to the acquisition of CSM. All service sales in 1996 were from acquisitions in 1997 and 1998 which were accounted for as poolings-of-interest. Under the pooling-of-interests method of accounting, the consolidated financial statements are restated to present the results of the combined companies as if they had been combined since inception. Since the Company is not currently contemplating further acquisitions, service sales as a percentage of total sales are not expected to fluctuate significantly in the future.

            Broadcast sales for 1998 increased approximately $4.2 million or 20% during the year. Since the Broadcast segment was acquired on February 24, 1997, there were no Broadcast segment sales recorded in 1996. The increase in sales for the year ended 1998 was primarily due to the Company owning the Broadcast segment for ten months in 1997 as compared to twelve months in 1998.

            Historically, the Company has generated a majority of its sales outside of the United States. During 1998, the Company generated 22%, 38%, 20%, 10% and 10% of its sales in the US, the UK, Europe, Africa, and Asia, respectively. During 1997, the Company generated 32%, 31%, 20%, 3% and 7% of its sales in the US, the UK, Europe, Africa, and Asia, respectively. The Company expects to generate a majority of its sales in international markets in the future.

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

            The decrease in sales to US customers from approximately $70 million in 1997 to approximately $42 million in 1998 is due primarily to lower sales to three customers who purchased an aggregate of approximately $43 million in 1997 and approximately $4 million in 1998. This was partially offset by sales to other new and existing customers in the US during the year primarily due to the sales generated from acquisitions made in 1997 and 1998. Sales to customers in the UK of $71 million in 1998 and $69 million in 1997 were relatively flat. However, lower sales from one customer in the UK were offset by increased sales from several other customers in the UK. Sales to customers in Europe decreased from $45 million in 1997 to $38 million in 1998, primarily due to the slowdown in the telecommunication equipment industry in the second half of the year and declining prices as a result of surplus capacity in the industry. The increase in sales to customers in Africa from approximately $6 million in 1997 to approximately $19 million in 1998 is due to increased demand by one customer. Sales to customers in Asia increased by approximately 18% to $18 million from $15 million due to the acquisition of the Cylink Wireless Group and to new customers in the area. Sales to customers in Asia during the second half of 1998 decreased by 35% as compared to the first half of the year.

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

            Gross Profit. The Company's cost of sales consists primarily of costs related to materials, labor and overhead, and freight and duty. In 1998, 1997 and 1996, gross profits were $43.6 million, $91.5 million and $46.9 million, respectively, or 23.2%, 41.4% and 38.8% of sales, respectively. The decline in gross profit as a percentage of sales from 1997 to 1998 was primarily due to declining average selling prices, increased service sales which generated lower margins than service sales in the prior year, and inventory write-downs of approximately $16.9 million. The improvement in gross profit as a percentage of sales from 1996 to 1997 was primarily due to product design improvements, such as reducing the number of components incorporated into each system and the use of common components across the range of the Company's products, which increased manufacturing efficiencies and economies of scale.

            Product gross profit as a percentage of product sales was approximately 21.1%, 42.8% and 40.7% in 1998, 1997 and 1996, respectively. Approximately one-half of the decrease in product gross profit percentage in 1998 was due to inventory write-downs of approximately $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines). The remaining one-half of the decrease in product gross profit percentage was due to several factors, including a declining average selling price, changes in the product mix, excess capacity due to the market slow down, product conversion costs and other manufacturing variances. The increase in product gross profit percentage in 1997 was due to product design improvements and economies of scale. Broadcast equipment gross profit as a percentage of broadcast equipment sales was approximately 22.1% and 36.9% in 1998 and 1997, respectively. The decline in broadcast equipment gross profit percentage was due to declining average selling prices and lower sales volumes. Service gross profit as a percentage of service sales was approximately 29.4%, 37.1% and 28.3% in 1998, 1997, and 1996, respectively. The decrease in service gross profit percentage in 1998 was due to increased price competition and changes in the service offering mix. The increase in service gross profit in 1997 was due to a high demand for microwave engineering installation and relocation projects as a result of PCS build-outs stemming from PCS license auctions by the FCC in 1995.

            The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company is also implementing other cost reduction programs in an effort to maintain gross margins in the future. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits. For risk factors associated with gross profit, please see "Certain Factors Affecting the Company -"Fluctuations in Operating Results" and "--Decline in Selling Prices," and "Product Quality, Performance and Reliability."

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

            In 1998, 1997 and 1996, research and development expenses were approximately $41.5 million, $29.1 million and $20.2 million, respectively. As a percentage of sales, research and development expenses increased from 13% in 1997 to 22% in 1998. The increase in research and development expenses as a percentage of sales from 1997 to 1998 was primarily due to the Company's sales decline and the significant investment in research and development to support product development and services, including the costs associated with new product development due to the acquisition of the Cylink Wireless Group in March of 1998 and the Company's engineering efforts to develop a point-to-multipoint product. The increase in research and development expenses from 1996 to 1997 was primarily due to increased staffing as the Company concentrated on new product development, including costs associated with new product development by CRC beginning in 1996. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources for the development of new systems and enhancements (including additional frequencies and various operating features and related software tools). As such, there can be no assurance that research and development expenses will not continue to increase in 1999 as compared to 1998.

            Selling and Marketing. Expenses consist of salaries, investments in international operations, sales commissions, travel expenses, customer service and support expenses and costs related to advertising and trade shows. In 1998, 1997 and 1996, sales and marketing expenses were $22.0 million, $15.7 million and $7.5 million, respectively. As a percentage of sales, selling and marketing expense increased from 7% in 1997 to 12% in 1998, primarily due to a lower level of sales in 1998 and the expansion and start-up of the Company's international sales and marketing organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico. As a percentage of sales, selling and marketing expenses increased from 6% of sales in 1996 to 7% of sales in 1997. Of this 108% increase in absolute dollars, approximately 60% was due to the expansion of the Company's international sales force, primarily in the UK, and customer support in the US. The remaining 40% increase in selling and marketing expenses from 1996 to 1997 was due to the increase in selling and marketing expenses resulting from the 1997 acquisitions of Technosystem, CSM and CRC. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. As such, there can be no assurance that sales and marketing expenses will not continue to increase in 1999 as compared to 1998.

            General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, and legal and other professional services. In 1998, 1997 and 1996, general and administrative expenses were $25.0 million, $14.7 million and $10.2 million, respectively. As a percentage of sales, general and administrative expense increased from 7% in 1997 to 13% in 1998, primarily due to a lower level of sales in 1998, increased staffing and other costs resulting from the Company's international expansion, acquisitions, and a $5.4 million increase in accounts receivable reserves that were charged to general and administrative expenses as a result of the Company recording restructuring and other charges during the third quarter of 1998. The increase in general and administrative expenses from 1996 to 1997 is related to the expansion of the Company's business associated with the acquisitions of Geritel S.p.A., Atlantic Communication Sciences, Inc., Technosystem S.p.A. ("Technosystem"), and Columbia Spectrum Management, L.P. ("CSM"). In addition, the Company also incurred and expects to continue to incur additional significant ongoing expenses as a publicly owned company related to legal, accounting and other administrative services and expenses, including its class action litigation. The Company expects general and administrative expenses to continue to increase in absolute dollars in 1999 as compared to 1998.

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

            Acquired In-Process Research and Development ("IPR&D"). On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that $4.8 million of accounts receivable acquired from Cylink Wireless Group were uncollectible. As a result, the Company withheld payment of $4.8 million of the promissory note. The $4.8 million promissory note holdback is being disputed by Cylink Wireless Group and is in arbitration. See Note 13 of Notes to Consolidated Financial Statements.. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The acquisition of the accounts receivable on April 1, 1998 was recorded in the second quarter of 1998. The Company accounted for this acquisition based on the purchase method of accounting. The results of the Cylink Wireless Group have been included since the date of acquisition.

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

            The Company acquired the assets of the Cylink Wireless Group to extend the Company's existing product line and distribution channels and to provide the Company with additional technology and products under development. The Wireless Group's existing product line and distribution channels provided immediate benefit to P-COM's business and the technology and products under development were expected to provide further revenue opportunities in the expanding markets of Asia and Latin America. The purchase price for the Cylink Wireless Group was based on the fair value as determined by two willing independent parties. The value for the intangible assets was determined in a manner consistent with widely recognized appraisal practices at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. As the dominant supplier of spread spectrum radios in Asia and Latin America, the established relationships provided by the acquisition significantly improved the Company's penetration of these markets. The Company believes that the in-process research and development at the time of the acquisition constituted a significant part of the Wireless Group's value. In particular, in certain markets the frequency spectrum used by the Airlink products is becoming increasingly saturated. The Viper product offered the Wireless Group's customer a migration path into new frequency bands. The Company does not believe that it could have developed such products internally or would have purchased them elsewhere for less.

            Restructuring Costs. During 1998, the Company incurred restructuring charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring charges resulted from the consolidation of certain of the Company's facilities.

            In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a sudden slowdown in receipt of purchase orders from customers and the increased credit risk.

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

            In the third quarter of 1998, the Company determined there was a significant and sudden downturn in sales for the telecommunications industry which required a review of the Company's inventory on hand and resulted in an increase to inventory reserves of approximately $16.9 million. This sudden downturn was evidenced by a dramatic decrease in the Company's revenues of 48% as compared with the second quarter of 1998 and further evidenced by significant declines in the revenues of several of the Company's competitors.

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

            Additionally, the reserve included $4.3 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. Prior to this quarter, the Company seldom reworked semi-custom fininshed goods because inventory levels were driven based upon forecasted continuing growth expectations worldwide. However, once the Company determined these was a significant and sudden downturn in sales for the telecommunication industry, reworking semi-custom finished goods and frequencies became a more viable option because it can be less expensive than purchasing new equipment and can reduce cash outlays for inventory. The types of rework which can be performed include changing power supplies, changing interface connectors, adding or reducing functionality through daughter cards, and changing frequency bands by replacing filters or synthesizers. All of this rework represents an attempt to consume inventory and improve cash flows. The costs required to perform the rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.

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

            With the sudden and unexpected downturn in the microwave radio sector, the Company determined that an additional $5.4 million of accounts receivable reserve was needed. This amount was determined after a customer-by-customer review of accounts more than 90 days past allowed payment terms. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide. During the third quarter of 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The majority of accounts reserved (numbering less than 25 in total) were for customers of the Company's Tel-Link product lines. These customers were located predominately in the emerging countries of Asia and Africa. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. Collection efforts continue on remaining past due, reserved customer accounts. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate.

            The ending accrual balance for the accounts receivable reserve of $1.8 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. In the fourth qurter of 1998 and the first quarter of 1999, the Company elected to write off approximately $3.6 million and $1.8 million of uncollectible accounts receivable, respectively.

            The Company expects to benefit from these restructuring and other charges in future quarters by reducing fixed costs and future cash requirements.

            The accrued restructuring and other charges and amounts charged against the accrual as of December 31, 1998, are as follows (in thousands):

                                                                 Beginning    Expenditures    Remaining
                                                                  Accrual    and Write-offs    Accrual
      Severance and benefits                                      $    568     $   (568)      $     --
      Facilities and fixed asset write-offs                            879         (519)           360
      Goodwill impairment                                            2,884       (2,884)            --
                                                                  --------     --------       --------
      Total restructuring charges                                    4,331       (3,971)           360
      Inventory reserve                                             16,922       (7,360)         9,562
      Accounts receivable reserve                                    5,386       (3,609)         1,777
                                                                  --------     --------       --------
      Total accrued restructuring and other charges               $ 26,639     $(14,940)      $ 11,699
                                                                  ========     ========       ========

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

            In 1998, the Company used approximately $37.8 million in operating activities, primarily due to the net loss (excluding non-cash charges for acquired in-process research and development of $15.4 million offset by an extraordinary gain on the retirement of the Notes of $5.3 million) of approximately $52.3 million and increases in deferred taxes, inventory and prepaid expense of $8.0 million, $15.0 million and $9.1 million, respectively, and by decreases in accounts payable and income taxes payable of $1.4 million and $6.4 million, respectively, offset by depreciation and goodwill amortization of $11.5 million and $6.8 million, respectively, an increase in other accrued liabilities and deferred liabilities of $2.7 million and $8.0 million, respectively, and a decrease in accounts receivable and other assets of $23.9 million and 2.7 million, respectively.

            During 1998, the Company used approximately $90.6 million in investing activities consisting of approximately $61.4 million on acquisitions, including the assets of the Cylink Wireless Group, and $29.2 million to acquire property and equipment.

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

            At December 31, 1998, the Company had working capital of approximately $79.0 million. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. The Company expects that its investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories have subjected and may continue to subject the Company to increased risks which could materially adversely affect the Company's business, financial condition and results of operations.

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

            In addition to the revolving line of credit, the Company's foreign subsidiaries have lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. At December 31, 1998, $3.8 million had been drawn down under these facilities. Genereally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institution.

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

            The Company has in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that the Company will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that the Company's financial resources are insufficient to fund the Company's activities and to repay its debts, additional funds will be required. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease its acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets that the Company would not otherwise relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. For risk factors associated with the Company's future capital requirements, please see "Rapid Technological Change -Additional Capital Requirements."

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

            In addition, other factors were considered in determining the value assigned to purchased in-process technology such as research projects in areas supporting products which address the growing third world markets by offering a new point- to-multi-point product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consists of a Voice Extender, Data Metro II, and RLL encoding products.

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

CERTAIN FACTORS AFFECTING THE COMPANY

Risks Related to the Series B preferred stock

            Please note that on June 4, 1999 , we exchanged 5,134,795 shares of our common stock for all 15,000 shares of our outstanding Series B Preferred Stock.

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

      --------------------------------------------------------------
              Percent of                      Series B
             Market Price                Preferred Stock(1)
      --------------------------------------------------------------
                                   Shares                %(2)
                                 Underlying
      --------------------------------------------------------------
             25%($1.1875)      12,631,579(2)           20.5%
      --------------------------------------------------------------
              50%($2.375)        6,315,789             11.4%
      --------------------------------------------------------------
             75%($3.5625)        4,210,526              7.9%
      --------------------------------------------------------------
              100%($4.75)        3,157,895              6.1%
      --------------------------------------------------------------

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

FACTORS RELATED TO THE COMPANY AND OUR BUSINESS

History of Losses

            From the Company's inception to the end of fiscal 1998, the Company generated a cumulative net loss of approximately $45.9 million. From the end of 1997 through the end of 1998, the Company's net loss was due primarily to (i) an acquired in-process research and development charge of approximately $15.4 million recorded in the first quarter of 1998 related to the acquisition of the Cylink Wireless Group and (ii) a net loss of $39.7 million in the third quarter of 1998, which included restructuring and other one-time charges of $26.6 million consisting of a $16.9 million charge to cost of goods sold (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines), a $5.4 million charge to general and administrative expenses for increased accounts receivable reserves and a $4.3 million charge (including severance benefits, facilities and fixed assets impairments and goodwill impairments) to restructuring charges.

            From October 1993 through December 31, 1998, the Company generated sales of approximately $642.7 million, of which $408.5 million or 63.6% was generated in the two years ended December 31, 1998. However, the Company does not believe such growth rates are indicative of future operating results. During the third and fourth quarter of 1998, the Company experienced a significant decrease in sales. This decrease in revenue was principally the result of the market slowdown for the Company's Tel-Link product line and for the industry segment in general, in particular the economic turmoil in Asia. Net sales in 1998 decreased by $32.9 million from the prior year. Sales for P-COM (excluding companies acquired in 1997 and 1998) decreased from approximately $157 million in 1997 to approximately $86 million in 1998 due to lower demand in the last half of 1998 for its Tel-Link product line. This sales decrease was partially offset by sales increases in companies acquired in 1998 and 1997. During 1998, the Company acquired Cylink which contributed approximately $25 million to 1998 sales. Neither company contributed to sales in 1997. During 1997, the Company acquired Technosystem which contributed approximately $26 million to 1998 sales and $21 million to 1997 sales, and CSM, which contributed approximately $44 million to 1998 sales and $30 million to 1997 sales. CRC, which was acquired in 1997, showed a sales decrease from approximately $12 million in 1997 to approximately $7 million in 1998. The Company expects sales growth in the near future to be significantly below recent comparable periods of growth. In recent quarters, the Company also experienced higher than historical product price declines. The decline in prices, along with inventory write-downs, has had a significant downward impact on its gross margin. The Company expects pricing pressures to continue for the next several quarters and also expects gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters.

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

Customer Concentration

            In 1998, one customer, Orange Personal Communications Ltd., accounted for 24% of the Company's 1998 sales. During 1998, four customers accounted for approximately 45% of the Company's sales and as of December 31, 1998, six customers accounted for approximately 59% of the backlog scheduled for shipment in the twelve months subsequent to December 31, 1998. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Europe. The Company anticipates continuing to sell products and services to existing customers and adding new customers, many of which the Company expects to continue to be located outside of the United States.

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

            Prospective customers may not design their systems or networks to include its systems. Existing customers may not continue to include its systems in their products, systems or networks in the future. The Company's technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of its currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect us. Also, industry technical standards may change or, if emerging standards become established, the Company may not be able to conform to these new standards in a timely and cost- effective manner.

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

UNCERTAINTY IN INTERNATIONAL OPERATIONS

            In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas. Most of the Company's sales to date have been made to customers located outside of the United States. The Company has also acquired three Italy-based companies, two United Kingdom- based companies and four U.S. companies with substantial international operations. These companies sell their products and services primarily to customers in Europe, the Middle East and Africa. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future.

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

      Products

            The inability of any of the Company's products to properly manage and manipulate data in the Year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. P-Com has completed testing of all products in its radio products operations. There can be no assurance that its testing procedures detect every potential Y2K complication. Products were tested according to various product-specific standards. Based on these tests, all products in the Tel Link, Air Link, and Spread Spectrum product lines have been found to be compliant in all material respects. At the CRC facility, all products in the current line of Net Path, Rivets, Network Series and Recovery Series product lines have been tested and found to be compliant in all material respects. There can be no assurance, however, that its testing procedures detect every potential Y2K complication. CRC supports several older modem systems. These systems have not been tested for Y2K compliance. Any complications which arise as a result of an untested modem system's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. Products produced at the Technosystem facility, the radio & TV broadcast products and the one way point to multipoint products under development, have been tested and are Y2K compliant in all material respects. There can be no assurance that our testing procedures detect every potential Y2K complication. The equipment manager utilized by the transmission equipment manufactured at Technosystem is not Y2K compliant. The equipment manager is an additional device which customers may purchase and attach to the transmission system to verify that the transmission device is running properly. The transmitters will continue to function properly even if the equipment manager fails. However, if the equipment manager fails, it will not perform its error detection function properly. The Y2K limitation contained in the equipment manager can be corrected by shutting the device off on January 1, 2000 and turning it on again. By July 1, 1999 the Company will notify customers who have purchased the equipment manager of its Y2K limitation and the remedial procedures which must be implemented on January 1, 2000. Any complications which arise as a result of the equipment manager's potential Y2K failures could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other material costs and liabilities. In 1998, the sales of radio products represented approximately 60% of P-Com's net sales while CRC and Technosystem's products represented approximately 4% and 13%, respectively. The Company's network services division in Virginia represented approximately 23% of P-Com's net sales in 1998. The Virginia division does not manufacture any products; it provides services to networks. Y2K failures in the Company's products could materially adversely affect the Company's results of operations.

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

            Since the Company is cognizant of the risk posed by single source or large volume suppliers that may not be addressing their Y2K readiness, the Company has endeavored to minimize this risk by implementing a four phase plan. First, all single source suppliers and large volume vendors were identified. Then, in April 1999, the Company sent requests for Y2K compliance assurances to suppliers so identified. The Company will review supplier's responses to our requests and continue to pursue assurances and/or receipt of a remedy from noncompliant suppliers. Even if assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which the Company relies could have a material adverse effect on the Company's business, condition and results of operations. Since the Company has always followed the practice of alternative and multi-sourcing our single source and large volume suppliers, we believe most products and services we order will be available from an alternative source in the event a single source or large volume supplier experiences a Y2K failure. However, we cannot be assured that reasonable alternative suppliers or contractors will be available. Even if assurances are received from third parties and/or alternative source suppliers are identified, a risk remains that failures of systems and products of other companies on which we rely could have a material adverse effect on our business, condition and results of operations.

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

SUBSTANTIAL AMOUNT OF DEBT

            In November 1997, through a private placement of the Company's Notes, the Company incurred $100 million of indebtedness. In December 1998, January 1999 and February 1999, the Company retired approximately $40 million of such indebtedness in exchange for approximately 5.3 million shares of its Common Stock. As of December 31, 1998, its total indebtedness including current liabilities was approximately $199.5 million and its stockholders' equity was approximately $200.4 million.

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

            The following chart briefly summarizes the features of the Series B preferred stock, which are described in greater detail below:

--------------------------------------------------------------------------------
Feature                             Description
--------------------------------------------------------------------------------
Conversion price                    Beginning on May 15, 1999, the conversion
                                    price is set the lesser of:

                                    .     $5.46 per share; and
                                    .     101% of the lowest average closing bid
                                          prices our common stock over any 3
                                          consecutive days during the 15
                                          consecutive day period ending on the
                                          day prior to the applicable conversion
                                          date.
                                    Certain events set forth below can cause
                                    conversion prices calculated on other bases
                                    to apply.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Mandatory redemption                Upon the occurrence of certain events deemed
                                    to be within our control, each then
                                    outstanding share of the Series B preferred
                                    stock is redeemable at a holder's option at
                                    the greater of $1,330 per share, plus a 6%
                                    per year premium and any default interest,
                                    or a redemption formula amount per share.
                                    The redemption formula amount is equal to:
                                    .     the highest closing bid price for our
                                          common stock during the period
                                          beginning on the date of the holder's
                                          redemption notice and ending on the
                                          date of redemption, multiplied by
                                    .     the sum of the original issue price,
                                          plus a 6% per year premium and any
                                          default interest due, and divided by
                                    .     the conversion price in effect on the
                                          date of the redemption notice.
--------------------------------------------------------------------------------
Cash payments/total amount          Upon the occurrence of certain events set
capped                              forth below, we are required to make
                                    significant cash payments to the holders of
                                    the Series B preferred stock. All cash
                                    payments required to be made as a result of
                                    such an event, together with all cash
                                    payments required to be made in respect of
                                    conversion defaults, as described below, and
                                    under the registration statement for delays
                                    or gaps in the effectiveness of the
                                    registration statement, are capped at a
                                    total amount of $1,333 per share plus
                                    default interest, if applicable.
--------------------------------------------------------------------------------
Premium                             We are required to pay, upon conversion of
                                    the Series B preferred stock, a 6% per year
                                    premium on the Series B preferred stock,
                                    payable in cash or common stock at our
                                    option. If the premium is paid in common
                                    stock, the cash amount of premium will be
                                    converted into a number of shares of common
                                    stock at the conversion price then in
                                    effect. Similarly, we are required to pay,
                                    upon redemption of the Series B preferred
                                    stock, a 6% per year premium on the Series B
                                    preferred stock, payable in cash. Premium
                                    accrues from December 22, 1998 until the
                                    date of conversion or redemption thereof.
--------------------------------------------------------------------------------
Optional redemption                 So long as:
                                    .     an event pursuant to which the holders
                                          of Series B preferred stock are
                                          entitled to redemption or an event
                                          requiring us to make a cash payment as
                                          described above has not occurred, or
                                    .     if the event has occurred in the past,
                                          it has been cured for at least the six
                                          immediately preceding consecutive
                                          months without the occurrence of any
                                          other like event, then the Series B
                                          preferred stock is redeemable at our
                                          option in certain limited
                                          circumstances for redemption amounts
                                          varying from 115% to 160% of the
                                          original issue price of the Series B
                                          preferred stock, plus a 6% premium per
                                          year and default interest, if
                                          applicable.
--------------------------------------------------------------------------------
Change of control                   If we merge with a public company meeting
                                    certain threshold criteria, the holders of
                                    the Series B preferred stock will be
                                    entitled to receive in the merger the
                                    consideration they would have received had
                                    they converted their stock the day before
                                    the public announcement of the merger. If we
                                    merge with a private company or a public
                                    company not meeting the threshold criteria,
                                    the holders of the Series B preferred stock
                                    will be entitled, at their option:
                                    .     to retain their preferred stock, which
                                          will thereafter convert into common
                                          stock of the surviving company, or
                                    .     receive either the consideration they
                                          would have received had they converted
                                          their stock the day before the public
                                          announcement of the merger or receive
                                          $1,250 per share of Series B preferred
                                          stock then outstanding, up to an
                                          aggregate of $18,750,000, in cash,
                                          plus any accrued and unpaid premium
                                          and, if applicable, default interest.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Feature                             Description
--------------------------------------------------------------------------------
Vote of stockholders/               We will ask our stockholders to approve the
19.9% limit                         issuance of more than 20% of our outstanding
                                    common stock on conversion of the Series B
                                    preferred stock and exercise of the warrants
                                    issued in connection with the Series B
                                    preferred stock as required under Rule
                                    4460(i) of the Nasdaq Marketplace Rules.
                                    Until the approval is obtained, such
                                    issuances are capped at 19.9% of our
                                    outstanding common stock on December 22,
                                    1998. If our stockholders do not approve
                                    these issuances by June 22, 1999,
                                    .     we may be obligated to immediately
                                          redeem all outstanding shares of
                                          Series B preferred stock for a cash
                                          payment, or
                                    .     we will be obligated to make cash
                                          payments to the holders of Series B
                                          preferred stock,
                                    .     the conversion price may be adjusted
                                          downward,
                                    .     the holders of the Series B preferred
                                          stock may require us to list our
                                          common stock on the over-the-counter
                                          electronic bulletin board, and the
                                          holders of the Series B preferred
                                          stock may require us to continue to
                                          seek stockholder approval of the
                                          conversion and exercise of those
                                          securities, which could be expensive
                                          for us.
--------------------------------------------------------------------------------
Automatic conversion at             Subject to the 19.9% limit, if then in
maturity                            effect, and the 4.9% limit, and assuming
                                    certain conditions set forth below are
                                    satisfied, all outstanding shares of Series
                                    B preferred stock will automatically convert
                                    into common stock on December 22, 2001.
--------------------------------------------------------------------------------
Default interest                    If we fail to timely pay any amounts owed to
                                    the holders of the Series B preferred stock,
                                    then we must pay the holders default
                                    interest at rate equal to the lesser of 18%
                                    per annum or the highest interest rate
                                    permitted by applicable law.
--------------------------------------------------------------------------------
Protective provisions               We have agreed:
                                    .     until December 22, 1999, not to issue
                                          or agree to issue any equity
                                          securities at a price less than fair
                                          market value or at a variable or
                                          re-settable price, subject to limited
                                          exceptions, and
                                    .     not to take certain actions without
                                          prior approval by each initial
                                          purchaser of the Series B preferred
                                          stock.
--------------------------------------------------------------------------------
4.9% limitation                     The Series B preferred stock shall not be
                                    convertible and the related warrants may not
                                    be exercisable by a holder thereof to the
                                    extent that after that conversion the holder
                                    would own in excess of 4.9% of our
                                    outstanding common stock. However, the 4.9%
                                    limit does not prevent any holder from
                                    converting all of its Series B preferred
                                    stock or exercising all of its warrants
                                    because the holder can convert or exercise
                                    into 4.9% of the outstanding common stock,
                                    then sell all or part of that common stock
                                    to permit it to engage in further
                                    conversions or exercises while remaining
                                    under the 4.9% limit.
--------------------------------------------------------------------------------
Liquidation preference              Each share of Series B preferred stock has a
                                    liquidation preference over all other
                                    classes of our capital stock in an amount
                                    equal to the $1,000 face amount thereof plus
                                    the accrued but unpaid premium and other
                                    unpaid amounts with respect thereto,
                                    including without limitation redemption
                                    amounts and cash payments with respect
                                    thereto plus any other amounts that may be
                                    due from us with respect thereto through the
                                    date of final distribution.
--------------------------------------------------------------------------------

            Conversion Price. The Series B preferred stock is convertible at any time at a conversion price equal to the lesser of:

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

      -----------------------------------------------------
              Percent of                 Series B
             Market Price            Preferred Stock(1)
      -----------------------------------------------------
                                   Shares           %(2)
                                 Underlying
      -----------------------------------------------------
             25%($1.1875)      12,631,579(2)      20.5%
      -----------------------------------------------------
              50%($2.375)        6,315,789        11.4%
      -----------------------------------------------------
             75%($3.5625)        4,210,526         7.9%
      -----------------------------------------------------
              100%($4.75)        3,157,895         6.1%
      -----------------------------------------------------

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

            In addition, the foregoing conversion price of the Series B preferred stock is subject to adjustment upon the occurrence of the following events:

-------------------------------------------------------------------------------------------------------------------------
                       Event                                              Applicable Conversion Ratio
-------------------------------------------------------------------------------------------------------------------------
Our failure to obtain by June 22, 1999 stockholder             The lesser of
approval to issue more than 20% of our common stock on         .     the conversion price otherwise in effect,
conversion of the Series B preferred stock and exercise of     .     during the period beginning on June 22, 1999
the warrants issued in connection with the Series B                  and ending on the date the approval is actually
preferred stock.                                                     obtained, a conversion price equal to the average
                                                                     of the five lowest closing bid prices of our common
                                                                     stock during the period beginning on the date the
                                                                     approval is required to be obtained under the
                                                                     certificate of designations and ending on the
                                                                     conversion date; if this period is less than five
                                                                     days, the calculation shall instead be the average
                                                                     of all of the closing bid prices over the period,
                                                                     and
                                                               .     after the date upon which we obtain the approval, a
                                                                     conversion price equal to the average of the five
                                                                     lowest closing bid prices of our common stock for
                                                                     the period beginning on the date the approval is
                                                                     required to be obtained under the certificate of
                                                                     designations and ending on the date the approval is
                                                                     actually obtained; if this period is less than five
                                                                     days, the calculation shall instead be the average
                                                                     of all of the closing bid prices over the period.
-------------------------------------------------------------------------------------------------------------------------
The registration statement of which this prospectus is a       The lesser of
part has not been declared effective by June 22, 1999.         .     the conversion price otherwise in effect,
                                                               .     during the period beginning on June 22, 1999 and
                                                                     ending on the date the registration statement is
                                                                     declared effective, a conversion price equal to the
                                                                     average of the five lowest closing bid prices of
                                                                     our common stock for the period beginning on June
                                                                     22, 1999 and ending on the conversion date; if this
                                                                     period is less than five days, the calculation
                                                                     shall instead be the average of all of the closing
                                                                     bid prices over the period, and
                                                               .     after the date upon the registration statement is
                                                                     declared effective, a conversion price equal to the
                                                                     average of the five lowest closing bid prices of
                                                                     our common stock for the period beginning on June
                                                                     22, 1999 and ending on the date the registration
                                                                     statement is declared effective; if this period is
                                                                     less than five days, the calculation shall instead
                                                                     be the average of all of the closing bid prices
                                                                     over the period.
-------------------------------------------------------------------------------------------------------------------------
Our failure to timely deliver common stock upon submission     That holder can rescind the notice of conversion and
of a notice of conversion by a holder of the Series B          convert any shares owned by it at a conversion price
preferred stock.                                               equal to the lesser of
                                                               .     the conversion price otherwise in effect on the
                                                                     date specified in the notice of conversion, and
                                                               .     lowest average closing bid prices our common stock
                                                                     over any 3 consecutive days during the 15
                                                                     consecutive day period ending on the earlier of the
                                                                     date the failure was cured and the day the holder
                                                                     rescinded the conversion notice; if this period is
                                                                     less than 15 days, the calculation shall instead be
                                                                     the average of all of the closing bid prices over
                                                                     the period.
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                       Event                                              Applicable Conversion Ratio
-------------------------------------------------------------------------------------------------------------------------
Our notice to a holder or public announcement that we          The lesser of
intend not to issue shares of common stock upon conversion     .     the conversion price otherwise in effect on
by a holder of Series B preferred stock. This event will             the date specified in the notice of conversion,
not be triggered by notices or public announcements with             and
respect to issuances that would cause that holder to           .     lowest average closing bid prices our common
exceed its allocated portion of the 19.9% limit.                     stock over any 3 consecutive days during the 15
                                                                     consecutive day period ending on the date we
                                                                     undertake in writing to honor its conversion
                                                                     obligations; if this period is less than 15 days,
                                                                     the calculation shall instead be the average of all
                                                                     of the closing bid prices over the period.
-------------------------------------------------------------------------------------------------------------------------
Our failure to redeem the Series B preferred stock after       Each holders entitled to receive proceeds in the
providing to the holders of the Series B preferred stock a     redemption shall be entitled to convert its shares of
notice of redemption at our option.                            Series B preferred stock at the lesser of
                                                               .     the conversion price otherwise in effect and
                                                               .     the average of the closing bid prices for our
                                                                     common stock for any three trading days during the
                                                                     period beginning on the date of the redemption
                                                                     notice and ending on the day the day the redemption
                                                                     was to occur, as set forth in the redemption
                                                                     notice.
-------------------------------------------------------------------------------------------------------------------------
Our or any of our subsidiaries' public announcement of a       Each holder of Series B preferred stock can elect to
merger or consolidation.                                       obtain certain benefits of the transaction as though it
                                                               converted it Series B preferred stock on the trading date
                                                               immediately preceding the announcement of the transaction
                                                               at lowest conversion price obtained using any of the
                                                               three bases for calculating the conversion price
                                                               regardless of whether the announcement occurs prior to,
                                                               on or after May 15, 1999.
-------------------------------------------------------------------------------------------------------------------------
Our issuance of securities convertible or exchangeable at      The lesser of
a conversion, exercise or exchange rate based upon a           .     the conversion price otherwise in effect and
specific percentage discount from the market price of the      .     the conversion price representing the greatest
common stock at the time of conversion, exercise or                  discount from the market price of our common stock
exchange or based upon a market-based rate.                          applicable to any convertible securities or, as
                                                                     applicable, that market-based rate.
-------------------------------------------------------------------------------------------------------------------------
Our issuance of common stock or securities convertible or      The lesser of
exchangeable into common stock at a fixed conversion,          .     the conversion price otherwise in effect and
exchange or exercise price less than the lowest fixed          .     that fixed conversion, exchange or exercise
conversion price then in effect.                                     price.
-------------------------------------------------------------------------------------------------------------------------
The sale or other transfer by George Roberts, our Chief        The lesser of
Executive Officer, or Michael Sophie, our Chief Financial      .     the conversion price otherwise in effect and
Officer, of securities between December 1, 1998 and            .     the lowest price at which any trade of our
December 22, 1999 at a price less than the lowest fixed              common stock was completed on the principal market
conversion price in effect on the date of the transfer.              for trading thereof during the 20 days following
                                                                     public announcement of the transfer.
-------------------------------------------------------------------------------------------------------------------------

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

            4.9% Limit. The Series B preferred stock is not convertible to the extent the converting selling stockholder would hold in excess of 4.9% of our outstanding common stock after those conversion. However, the 4.9% limit does not prevent any holder from converting all of its Series B preferred stock or exercising all of its warrants because the holder can convert or exercise into 4.9% of the outstanding common stock, then sell all or part of that common stock to permit it to engage in further conversions or exercises while remaining under the 4.9% limit. As a result, the 4.9% limit does not prevent any selling stockholder from selling more than 4.9% of our outstanding common stock.

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

            The aggregate annual premium on all outstanding shares of Series B preferred stock, if those shares remained outstanding for an entire year, would be $900,000. If all of the shares of Series B preferred stock remain outstanding until the third anniversary of the closing, the date upon which the Series B preferred stock may be required to convert into common stock, we would pay an aggregate premium of $2,700,000. If we paid the premium in shares of common stock, then the lower the conversion price, the more shares of our common stock would be issued to pay the premium. The table below indicates the number of shares of our common stock that would be paid in respect of the amount of premium per year and the aggregate premium accruing from the issue date until the third anniversary thereof at various conversion prices:

-----------------------------------------------------------------------------------------------------
   Conversion Price as a    Number of shares of common stock issued to pay premium in the amount of :
         Percent of
      Market Price on
       June 3, 1999
-----------------------------------------------------------------------------------------------------
                                       $900,000         %          $2,700,000           %
-----------------------------------------------------------------------------------------------------
        25%($1.1875)                    757,895       1.52%         2,273,684         4.44%
-----------------------------------------------------------------------------------------------------
        50%($2.375)                     378,947       0.77%         1,136,842         2.27%
-----------------------------------------------------------------------------------------------------
        75%($3.5625)                    252,632       0.52%           757,895         1.52%
-----------------------------------------------------------------------------------------------------
        100%($4.75)                     189,474       0.39%           568,421         1.15%
-----------------------------------------------------------------------------------------------------

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

            Conversion Defaults. If, after a holder of Series B preferred stock provides us with a conversion notice, we do not issue the shares of common stock issuable pursuant to that conversion notice prior to or on the tenth business day following the conversion date set forth in the notice, then, on each day thereafter until we issue to the holder the shares of common stock required by the conversion notice, we will be required to pay to the holder an amount equal to 1% of the face amount of the shares of Series B preferred stock set forth in the conversion notice. The foregoing provision will not be triggered if we do not issue shares because those issuances would violate the 19.9% limit or the 4.9% limit. If we provide notice to any holder or publicly announces its intent not to issue shares upon exercise by any holder of Series B preferred stock of its conversion rights, then, on each day following the tenth day after the notice or announcement until we retract the notice or announcement, we will be required to pay to each holder an amount equal to 1% of the face amount of the shares of Series B preferred stock held by it.

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

            Registration. We are required by the Series B preferred stock financing agreements to register for resale by the selling stockholders and keep registered at least 150%, and in some instances 200%, of the aggregate number of shares of common stock into which the Series B preferred stock is convertible and for which the warrants are exercisable. To help ensure our compliance at all times, we have chosen to initially register for resale by the selling stockholders 13 million shares of our common stock. Notwithstanding the registration of that number of shares, the terms of the Series B preferred stock financing agreements prohibit us from issuing shares of common stock upon conversion of the shares of Series B preferred stock or exercise of the warrants if that issuance would result in any holder's beneficially owning in excess of 4.9% of our then outstanding common stock. In addition, until stockholder approval is obtained, we are subject to the 19.9% limit.

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

            The cash payment for each of these failures will be at most $5,000 per day during the first 30 days, $7,500 per day during the second 30 days, and $10,000 per day thereafter. The following chart indicates the amounts that would be required to be paid to the selling stockholders, assuming all shares of Series B preferred stock remain outstanding, if the registration statement is not declared effective for 15, 30, 45, 60 and 75 days after April 22, 1999:

--------------------------------------------------------------------------------
  Days after April 22, 1999 before the
   registration statement is declared             Aggregate payment to
               effective                          selling stockholders
--------------------------------------------------------------------------------
                   15                                    $75,000
--------------------------------------------------------------------------------
                   30                                   $150,000
--------------------------------------------------------------------------------
                   45                                   $252,500
--------------------------------------------------------------------------------
                   60                                   $355,000
--------------------------------------------------------------------------------
                   75                                   $505,000
--------------------------------------------------------------------------------

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

            The cash payment for each of these failures will be at most $5,000 per day during the first 30 days, $7,500 per day during the second 30 days, and $10,000 per day thereafter. The following chart indicates the amounts that would be required to be paid to the selling stockholders, assuming all shares of Series B preferred stock remain outstanding, if the selling stockholders are unable to make sales under the registration statement for 15, 30, 45, 60 and 75 days after it is declared effective:

--------------------------------------------------------------------------------
 Days after the registration statement
    is declared effective that sales              Aggregate payment to
    cannot be made pursuant thereto               selling stockholders
--------------------------------------------------------------------------------
                   15                                    $75,000
--------------------------------------------------------------------------------
                   30                                   $150,000
--------------------------------------------------------------------------------
                   45                                   $252,500
--------------------------------------------------------------------------------
                   60                                   $355,000
--------------------------------------------------------------------------------
                   75                                   $505,000
--------------------------------------------------------------------------------

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

            Automatic Conversion. Subject to the 19.9% limit, if then in effect, and the 4.9% limit, and assuming the conditions listed below are satisfied, all outstanding shares of Series B preferred stock will automatically convert into common stock on December 22, 2001. These conditions are:

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

            Redemption at Holder's Option. Upon the occurrence of certain events set forth below, if those events are deemed to be within our control, then each then outstanding share of the Series B preferred stock is redeemable at a holder's option at the greater of $1,330 per share, plus a 6% per year premium and any default amounts, or a predetermined redemption formula amount per share. The redemption formula amount is equal to:

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

--------------------------------------------------------------------------------
   Redemption Date              Aggregate Redemption Amount (millions)*
--------------------------------------------------------------------------------
   Ratio of highest     1 to 1   1.5 to 1   2 to 1   3 to 1    4 to 1    5 to 1
 closing bid price to
   conversion price
--------------------------------------------------------------------------------
    June 22, 1999        $19.9     $23.2    $30.9     $46.3     $61.8    $77.3
--------------------------------------------------------------------------------
  December 22, 1999      $19.9     $23.9    $31.8     $47.7     $63.6    $79.5
--------------------------------------------------------------------------------
    June 22, 2000        $19.9     $24.5    $32.7     $49.1     $65.4    $81.8
--------------------------------------------------------------------------------
  December 22, 2000      $19.9     $25.2    $33.6     $50.4     $67.2    $84.0
--------------------------------------------------------------------------------

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

            Cash Payments. Within 10 business days following notice to us of the occurrence of the events set forth below, we are required to pay to each holder of the Series B preferred stock its pro rata portion in cash of an amount equal to 3% the first week and 5% each week thereafter of the aggregate face amount of Series B preferred stock originally issued until the event no longer exists. The 3% amount would be at least $450,000 and the 5% amount would be at least $750,000. Thus, if the event persisted for 2 weeks, we would be required to pay at least $1,200,000, if the event persisted for 3 weeks, we would be required to pay at least $1,950,000, and so on. The triggering events are:

            . any event which would have permitted the holder of Series B preferred stock to elect to have us redeem their stock but for the fact that
                     .     we did not knowingly cause the event to occur,
                     .     it was caused by an act of god or was required by
                           injunction or court of SEC order, or
                     .     was otherwise outside of our control;
            . the suspension or de-listing of our common stock from trading on the Nasdaq National Market System or certain other markets acceptable to the initial purchasers of the Series B preferred stock for 5 or more days in any 9 month period;
            . the registration statement of which this prospectus is a part not being declared effective by June 22, 1999;
            . the suspension of the registration statement of which this prospectus is a part after its effective date for more than 10 consecutive business days or for an aggregate of more than 20 days in any twelve month period;
            . if the approval of our stockholders is required to increase the common stock reserved for conversion of the Series B preferred stock or exercise of the warrants as required by the Series B preferred stock financing agreements, our failure to obtain the approval within 60 days or within 120 days in the event of SEC review of the event giving rise to the requirement to reserve more shares of common stock;
            . failure to have declared effective amended or additional registration statements that may be required under the Series B preferred stock financing agreements within

                     . 5 business days of the event giving rise to the need for an amended registration statement or
                     . 10 business days of the event giving rise to the need for an additional registration statement for the resale by the selling stockholders of shares of common stock;
            . failure to obtain on or before June 22, 1999 stockholder approval to issue more than 20% of our common stock on conversion of the Series B preferred stock and exercise of the warrants issued in connection with the Series B preferred stock;
            . our failure to fully honor a conversion of Series B preferred stock or a valid exercise of a warrant because we do not have sufficient shares of common stock authorized but not outstanding with which to honor the conversion or exercise; and
            . our declaration of or being put into bankruptcy or receivership or failure to pay our debts generally as and when due.

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

            On the other hand, if the stockholder approval sought thereby is not obtained on or before June 22, 1999,

 .     we will continue to be prohibited by Nasdaq Rule 4460(i) from issuing 20%
      or more of our outstanding common stock on conversion of the Series B preferred stock, upon exercise of the warrants, and in respect of premium or otherwise,
 .     we may be obligated to immediately redeem all outstanding shares of Series
      B preferred stock for a cash payment in the manner described in "-- Redemption at Holders Option" above,

 .     we will be obligated to make cash payments in the manner described in "--
      Cash Payments" above,
 .     the conversion price may be adjusted in the manner described in "--
      Conversion Price" above,
 .     the selling stockholders can require us to list our common stock on the over-the-counter electronic bulletin board which, as of the date hereof, has no limitation relating to issuance of more than 20% of our common stock or similar restriction and, thereafter, require us to honor all requested conversions, and
 .     the selling stockholders could require us to continue to seek stockholder approval of the conversion and exercise of those securities, which could be expensive for us.

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

Protective Provisions. The Series B preferred stock is senior to the Series A preferred stock and common stock in respect of the right to receive liquidation preferences. If we liquidate, dissolve or wind up, no distribution shall be made to the holders of any shares of our capital stock upon liquidation, dissolution or winding up unless prior thereto the holders shall have received the liquidation preference as set forth below with respect to each share. The liquidation preference with respect to a share of preferred stock means an amount equal to the $1,000 face amount thereof plus the accrued but unpaid premium and other unpaid amounts with respect thereto, including without limitation redemption amounts and cash payments with respect thereto plus any other amounts that may be due from us with respect thereto through the date of final distribution.

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

            Change of Control. If we merge with a public company meeting the following threshold criteria and our common stock will be exchanged for common stock of the acquiror or its parent company, the holders of the Series B preferred stock will be entitled to receive in the merger the consideration they would have received had they converted their stock the day before the public announcement of the merger at the lowest conversion price obtained using any of the three bases for calculating the conversion price regardless of whether the announcement occurs prior to, on or after May 15, 1999. The threshold criteria are:

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

            Rank and Participation. With respect to dividends or as to the distribution of assets upon our liquidation, dissolution or winding up, the Series B preferred stock shall rank:

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

            Warrants. The warrants are immediately exercisable until December 22, 2003. The warrants are exercisable by payment of the exercise price or by net exercise, in which shares of our common stock having a market value equal to the exercise price are not issued to the warrant holder upon exercise of the warrant but instead are withheld by us to pay the exercise price. The exercise price for the common stock underlying the warrant is $3.47 per share, subject to adjustment as described below. Specifically, the conversion price of the warrants is subject to anti-dilution adjustment if we sell common stock or securities convertible into or exercisable for common stock, excluding certain issuances such as common stock issued under employee, director or consultant benefit plans, at a price per share less than the conversion price then in effect, which initially shall be $3.47 per share, such that the adjusted exercise price will be equal to:

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

            Anti-Dilution Provisions in our Convertible Notes. In addition, conversion of the Series B preferred stock and exercise of the warrants, together with common stock issued to pay premium, at conversion or exercise prices less than the current market price (as described below) may cause an anti-dilution adjustment with respect to the conversion price of our 4 1/4% convertible promissory notes, although we do not believe this to be the case. Specifically, the conversion price of the notes is subject to anti-dilution adjustment if we sell common stock or securities initially convertible into or exercisable for common stock, excluding certain issuances such as common stock issued under employee, director or consultant benefit plans, at a price per share less than the conversion price then in effect, such that the adjusted exercise price will be equal to:

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

ITEM 8. FINANCIAL STATEMENTS

                                   P-COM, INC.
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS:

   Report of Independent Accountants......................................... 84

   Consolidated Balance Sheets at December 31, 1998 and 1997................. 85

   Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997, and 1996...................................... 86

   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996................................ 88

   Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996....................................... 89

   Notes to Consolidated Financial Statements................................ 90

FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and Qualifying Accounts.......................... 109

            All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board Of Directors And Stockholders of P-Com, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of P-Com, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statements schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Notes 1 and 3, on April 20, 1999, the Company obtained an amendment to its line-of-credit agreement that contains substantial changes to the debt covenants, including certain covenants which contemplate the Company raising additional capital.

As indicated in Notes 1 and 13, the Company revised its 1998 financial statements with respect to revenue recognition.


PricewaterhouseCoopers LLP
San Jose, California

April 20, 1999, expect as to the effect of the restatement described in Note 13 which is as of March 30, 2000.

                                   P-COM, INC.

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                            December 31,
                                                                        1998            1997
ASSETS                                                               (Restated)
Current assets:
  Cash and cash equivalents                                          $  29,241       $  88,145
  Accounts receivable, net of allowance for doubtful accounts
    of $9,591 in 1998 and $2,521 in 1997                                51,392          70,883
  Inventory                                                             79,026          58,003
  Prepaid expenses and notes receivable                                 21,949          12,534
                                                                     ---------       ---------
    Total current assets                                               181,608         229,565
Property and equipment, net                                             52,086          32,313
Deferred income taxes                                                    9,678           1,697
Goodwill and other assets                                               71,845          41,946
                                                                     ---------       ---------
                                                                     $ 315,217       $ 305,521
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  39,618       $  38,043
  Accrued employee benefits                                              3,345           3,930
  Other accrued liabilities                                             10,318           6,255
  Income taxes payable                                                      --           6,409
  Deferred liabilities                                                   3,000              --
  Notes payable                                                         46,360             293
                                                                     ---------       ---------
    Total current liabilities                                          102,641          54,930
                                                                     ---------       ---------

Deferred liabilities                                                     5,000              --
                                                                     ---------       ---------
Long-term debt                                                          92,769         101,690
                                                                     ---------       ---------

Minority interest                                                           --             604

Series B Mandatorily Redeemable Convertible Preferred Stock             13,559              --
                                                                     ---------       ---------
Mandatorily Redeemable Common Stock Warrants                             1,839              --
                                                                     ---------       ---------

Commitments (Note 8)

Stockholders' equity:
  Series A Preferred Stock                                                  --              --
  Common Stock, $0.0001 par value; 95,000,000 shares
    authorized; 45,869,777 and 42,664,077 shares issued
    and outstanding at December 31, 1998 and 1997, respectively              5               4
Additional paid-in capital                                             145,246         131,735
Retained earnings (accumulated deficit)                                (45,924)         18,380
Accumulated other comprehensive income                                      82          (1,822)
                                                                     ---------       ---------
    Total stockholders' equity                                          99,409         148,297
                                                                     ---------       ---------
                                                                     $ 315,217       $ 305,521
                                                                     =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                  1998            1997            1996
                                                               (Restated)
Sales:
  Product                                                      $ 118,948       $ 169,453       $ 101,853
  Broadcast                                                       25,258          21,092              --
  Service                                                         43,597          30,157          19,100
                                                               ---------       ---------       ---------
    Total sales                                                  187,803         220,702         120,953
                                                               ---------       ---------       ---------

Cost of sales:
  Product                                                         93,829          96,948          60,362
  Broadcast                                                       19,669          13,319              --
  Service                                                         30,777          18,968          13,696
                                                               ---------       ---------       ---------
    Total cost of sales                                          144,275         129,235          74,058
                                                               ---------       ---------       ---------
  Gross profit                                                    43,528          91,467          46,895
                                                               ---------       ---------       ---------

Operating expenses:
  Research and development                                        41,473          29,127          20,163
  Selling and marketing                                           22,020          15,696           7,525
  General and administrative                                      24,965          14,741          10,178
  Goodwill amortization                                            6,692           2,207             105
  Restructuring charge                                             4,332              --              --
  Acquired in-process research and development                    15,442              --              --
                                                               ---------       ---------       ---------
    Total operating expenses                                     114,924          61,771          37,971
                                                               ---------       ---------       ---------
Income (loss) from operations                                    (71,396)         29,696           8,924
Interest expense                                                  (9,031)         (2,315)         (1,579)
Interest income                                                    1,626           1,557           1,328
Other income (expense)                                              (498)          1,005           1,157
                                                               ---------       ---------       ---------
Income (loss) before extraordinary item and income taxes         (79,299)         29,943           9,830
Provision (benefit) for income taxes                             (11,501)         11,052             956
                                                               ---------       ---------       ---------
Income (loss) before extraordinary item                          (67,798)         18,891           8,874
Extraordinary item: retirement of Notes                            5,333              --              --
                                                               ---------       ---------       ---------
Net income (loss)                                                (62.465)         18,891           8,874
Charge related to Preferred Stock discount                        (1,839)             --              --
                                                               ---------       ---------       ---------
Net income (loss) applicable to holders of Common Stock        $ (64,304)      $  18,891       $   8,874
                                                               =========       =========       =========
Basic income (loss) per share:
  Income (loss) before extraordinary item                      $   (1.57)      $    0.45       $    0.23
  Extraordinary item                                                0.12              --              --
  Preferred stock discount                                         (0.04)             --              --
                                                               ---------       ---------       ---------
  Net income (loss) applicable to holders of common stock      $   (1.49)      $    0.45       $    0.23
                                                               =========       =========       =========

                                                1998           1997         1996
                                               -------       -------      -------
                                             (Restated)
Diluted income (loss) per share:
  Income (loss) before extraordinary item      $ (1.57)      $  0.43      $  0.22
  Extraordinary item                              0.12            --           --
                                               -------       -------      -------
  Preferred stock discount                       (0.04)           --           --
                                               -------       -------      -------
  Net income (loss)                            $ (1.49)      $  0.43      $  0.22
                                               =======       =======      =======

Shares used in per share computations:
  Basic                                         43,254        42,175       38,762
                                               =======       =======      =======
  Diluted                                       43,254        44,570       40,607
                                               =======       =======      =======

       The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                          Accumulated
                                                                                                Retained     Other
                                                         Common Stock           Additional      Earnings     Compre-       Compre-
                                                     ---------------------        Paid-In     (Accumulated   hensive       hensive
                                                     Shares         Amount        Capital       Deficit)     Income        Income
                                                     ------         ------        -------       --------     ------        ------
Balance at December 31, 1995                       35,527,028       $    3       $ 56,614       $ (9,360)
Issuance of Common Stock in public offerings,
net of issuance costs                               4,196,970            1         52,531             --
Issuance of Common Stock for the purchase of
   ACS                                                140,000           --          1,698             --
Issuance of Common Stock upon exercise of
stock                                                 784,408           --          1,353             --
options and warrants
Issuance of Common Stock under employee
stock                                                 188,800           --            717
purchase plan
Cumulative translation adjustment                          --           --             --             --      $     73      $    73
Distribution of retained earnings                                                                    (25)
Net income                                                 --           --             --          8,874                      8,874
Comprehensive income                                                                                                        $ 8,947
                                                   ----------       ------       --------       --------      --------      -------
Balance at December 31, 1996                       40,837,206            4        112,913           (511)           73

Conversion of shareholders' loan to equity
by Geritel                                                 --           --            368             --
Issuance of Common Stock for the purchase of CSM
Issuance of Common Stock upon exercise of             796,612           --         14,500             --
stock options and warrants                            878,385           --          2,912             --

Cumulative translation adjustment                          --           --             --             --        (1,895)      (1,895)

Issuance of Common Stock under employee
stock purchase plan                                   151,874           --          1,042             --
Net income                                                 --           --             --         18,891                     18,891
Comprehensive income                                                                                                        $16,996
                                                   ----------       ------       --------       --------      --------      -------
Balance at December 31, 1997                       42,664,077            4        131,735         18,380        (1,822)
Issuance of Common Stock upon exercise of
stock options and warrants                            498,670           --          2,651             --
Issuance of Common Stock under employee
stock purchases plan                                  240,030           --          1,842             --
Issuance of Common Stock upon retirement
of Convertible Subordinated Notes due 2002          2,467,000            1          9,018             --
Charge related to Preferred Stock discount                 --           --         (1,839)
Cumulative translation adjustment                          --           --             --             --         1,904      $ 1,904
Net loss                                                   --           --             --        (62,465)                   (62,465)

Comprehensive income                                                                                                        $60,561
                                                   ----------       ------       --------       --------      --------      =======
Balance at December 31, 1998                       45,869,777       $    5       $145,246       $(45,924)     $     82
                                                   ==========       ======       ========       ========      ========

       The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             1998           1997           1996
                                                                           --------       --------       --------
                                                                          (Restated)
Cash flows from operating activities:
   Net income (loss)                                                       $(62,465)      $ 18,891       $  8,874
   Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquisitions:
     Depreciation                                                            11,544          6,013          5,152
     Amortization of goodwill and other intangible assets                     6,827          2,207            105
     Change in minority interest                                               (604)           (15)           619
     Deferred income taxes                                                   (7,981)            14         (1,711)
     Acquired in-process research and development expenses                   15,442             --             --
     Non-cash effect of retirement of Notes                                  (5,333)            --             --
   Change in assets and liabilities:
     Accounts receivable                                                     23,905        (19,375)       (24,663)
     Inventory                                                              (15,016)       (20,807)       (14,773)
     Prepaid expenses and notes receivable                                   (9,109)           110         (4,544)
     Other assets                                                             2,684         (5,111)         1,850
     Accounts payable                                                        (1,390)         4,443         14,499
     Accrued employee benefits                                                 (585)         1,967            526
     Other accrued liabilities                                                2,709         (4,746)         5,549
      Deferred liabilities                                                    8,000             --             --
     Income taxes payable                                                    (6,409)         3,915          2,590
                                                                           --------       --------       --------
  Net cash used in operating activities                                     (37,781)       (12,494)        (5,927)
                                                                           --------       --------       --------
Cash flows from investing activities:
  Acquisition of property and equipment                                     (29,187)       (16,922)       (14,078)
  Acquisitions, net of cash acquired                                        (61,398)       (10,855)        (2,714)
                                                                           --------       --------       --------
  Net cash used in investing activities                                     (90,585)       (27,777)       (16,792)
                                                                           --------       --------       --------
Cash flows from financing activities:
  Proceeds (payments) of notes payable                                       46,067        (12,651)         1,425
  Proceeds from issuance of Common Stock, net of expenses                     4,493          3,955         54,576
  Proceeds (payments) from long-term debt                                     2,016           (719)            --
  Proceeds from convertible debt offering, net                                   --         97,500             --
  Proceeds from issuance of Preferred Stock and warrants, net                13,559             --             --
  Proceeds from sale-leaseback transaction                                    1,557             --             --
  Payment of sale-leaseback obligation                                         (134)            --             --
                                                                           --------       --------       --------
  Net cash provided by financing activities                                  67,558         88,085         56,001
                                                                           --------       --------       --------
Effect of exchange rate changes on cash                                       1,904         (1,895)            73
                                                                           --------       --------       --------
Net increase (decrease) in cash and cash equivalents                        (58,904)        45,919         33,355
Cash and cash equivalents at the beginning of the period                     88,145         42,226          8,871
                                                                           --------       --------       --------
Cash and cash equivalents at the end of the period                         $ 29,241       $ 88,145       $ 42,226
                                                                           ========       ========       ========
Supplemental cash flow disclosures:
  Cash paid for income taxes                                               $  3,900       $  5,610       $    217
                                                                           ========       ========       ========
  Cash paid for interest                                                   $  8,717       $    656       $    133
                                                                           ========       ========       ========
  Stock issued in connection with the acquisitions of CSM & ACS            $     --       $ 14,500       $  1,698
                                                                           ========       ========       ========
  Conversion of shareholder's loan to equity by Geritel                    $     --       $    368       $     --
                                                                           ========       ========       ========
  Exchange of Convertible Subordinated Notes for Common Stock              $ 14,350       $     --       $     --
                                                                           ========       ========       ========
  Promissory note issued in connection with the acquisition of Cylink      $  9,682       $     --       $     --
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

            On April 20, 1999, the Company obtained an amendment to its line-of-credit agreement, which contains substantial changes to the debt covenants (see Note 3). The covenants were amended to provide for compliance based on the Company's business plan for 1999, and the Company is in compliance with such covenants through March 31, 1999. The Company's business plan includes provisions for the infusion of approximately $15 million of capital during the second quarter of 1999 based on preliminary discussions with potential investors and the Company's desire to solidify its equity base to support future growth. The Company does not currently have commitments from any potential investors. Should the Company not meet its business plan or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of- credit agreement. If a default is declared by the lenders it would trigger cross defaults on the Company's outstanding 4 1/4% Convertible Subordinated Notes and other debt instruments, giving rise to acceleration of payments of such debt, and also giving rise to the rights of holders of all outstanding Series B Preferred Stock to have their stock redeemed by the Company. Management believes, in the event that the Company fails to fully meet its business plan, the Company has adequate alternatives available to remedy any negative consequences arising from a potential default under the agreement. However, there can be no assurance that the Company will be able to implement these plans or that it will be able to do so without a material adverse effect on the Company's business, financial condition or results of operations.

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

             See Note 13 to the consolidated financial statements for revision of financial statements and changes to certain information.

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

The following table summarizes the percentage of sales accounted for by the Company`s significant customers with sales of 10% or more:

                                                 Year ended December 31,
                                          1998             1997             1996
                                          ----             ----             ----
                                       (restated)
      Customer A                           24%              15%              11%
      Customer B                           --               11               11
      Customer C                           --               --               11
      Customer D                           --               --               11
      Customer E                           --               --               11

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

            Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations for the periods presented (in thousands):

                                                                              Year Ended December 31,
                                                                      1998             1997         1996
                                                                   ----------       ----------   ----------
                                                                     (in thousands, except per share data)
                                                                   (restated)
Income (loss) before extraordinary item                            $  (67,798)      $   18,891   $    8,874
Charge related to preferred stock discount                             (1,839)              --           --
                                                                   ----------       ----------   ----------
Income (loss) before extraordinary item applicable to holders
  of Common Stock                                                     (69,637)          18,891        8,874
Extraordinary item                                                      5,333               --           --
                                                                   ----------       ----------   ----------
Net income (loss) applicable to holders of Common Stock               (64,304)          18,891        8,874
                                                                   ----------       ----------   ----------

Effect of dilutive securities:
    Interest expense on Convertible Subordinated Notes                     --              397           --
Numerator for diluted net income (loss) per common share           $  (64,304)      $   19,288   $    8,874
                                                                   ==========       ==========   ==========

Denominator for basic net income (loss) per common share               43,254           42,175       38,762
Effect of dilutive securities:
  Stock options and warrants                                               --            1,826        1,845
  Convertible Subordinated Notes                                           --              569           --
                                                                   ----------       ----------   ----------
Denominator for diluted net income (loss) per common share             43,254           44,570       40,607
                                                                   ==========       ==========   ==========
Basic income (loss) per share:
  Income (loss) before extraordinary item                          $    (1.57)      $     0.45   $     0.23
  Extraordinary Item                                                     0.12               --           --
                                                                   ----------       ----------   ----------
  Preferred stock discount                                              (0.04)              --           --
                                                                   ----------       ----------   ----------
  Net income (loss) applicable to holders of common stock          $    (1.49)      $     0.45   $     0.23
                                                                   ==========       ==========   ==========
Diluted income (loss) per share:
  Income (loss) before extraordinary item                          $    (1.57)      $     0.43   $     0.22
  Extraordinary item                                                     0.12               --           --
                                                                   ----------       ----------   ----------
  Preferred stock discount                                              (0.04)              --           --
                                                                   ----------       ----------   ----------
  Net income (loss)                                                $    (1.49)      $     0.43   $     0.22
                                                                   ==========       ==========   ==========

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

NOTE 2 -- BALANCE SHEET COMPONENTS (in thousands):

                                                     December 31,
                                                 1998           1997
                                               --------       --------
            Inventory:
               Raw materials                   $ 16,395       $  9,695
               Work-in-process                   42,995         32,472
               Finished goods                    19,636         15,836
                                               --------       --------
                                               $ 79,026       $ 58,003
                                               ========       ========
            Property and equipment:
               Tooling and test equipment      $ 52,718       $ 31,603
               Computer equipment                 9,210          4,950
               Furniture and fixtures             7,220          4,979
               Land and buildings                 3,506          1,389
               Construction-in-process            4,878          3,294
                                               --------       --------
                                                 77,532         46,215
            Less accumulated depreciation       (25,446)       (13,902)
                                               --------       --------
                                               $ 52,086       $ 32,313
                                               ========       ========
            Goodwill and other assets:
            Goodwill:
               ACS                             $     --       $  1,347
               Geritel                               --          1,306
               Technosystem                      15,850         15,850
               CSM                               22,295         22,295
               Cylink                            34,261             --
               Cemetel                            4,360             --
                                               --------       --------
                                                 76,766         40,798
            Less accumulated amortization        (8,424)        (2,620)
                                               --------       --------
                    Net goodwill                 68,342         38,178
            Other assets:                         3,503          3,768
                                               --------       --------
                                               $ 71,845       $ 41,946
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
                                            =======

            The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development as discussed below, and as previously reported, was as follows (in thousands):

            Accounts receivable, net                         $  4,247
            Inventory                                           5,109
            Property and equipment, net                           461
            In-process research and development expense        15,442
            Current liabilities assumed                        (1,355)
            Intangible Assets:
                Goodwill                                       23,482
                Developed technology                            6,291
                Acquired workforce                              1,781
                Core technology                                 2,707
                                                             --------
                   Total                                     $ 58,165
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

                                           Twelve Months Ended                      Twelve Months Ended
                                            December 31, 1998                        December 31, 1997
                                            ------------------                       -----------------
                                  (In thousands, except per share data)     (In thousands, except per share data)
                                   P-Com          Cylink    Pro Forma        P-Com        Cylink       Pro Forma
                                   -----          ------    ---------        -----        ------       ---------
                                 (Restated)                 (Restated)
Sales                             $187,803       $ 4,508     $192,311       $220,702      $27,957      $248,659
Net income (loss)                  (64,304)       (4,706)     (69,010)        18,891       (3,443)       15,448
Net Income (loss) per share:
   Basic                             (1.49)        (0.11)       (1.60)          0.45        (0.08)         0.37
   Diluted                           (1.49)        (0.11)       (1.60)          0.43        (0.08)         0.35

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

                                                       Year Ended December 31,
                                                           (In thousands)
                                                        1997            1996
                                                      ---------       ---------
      Sales:
          P-Com                                       $ 202,757       $  97,515
          CRC                                               713           4,338
          RT Masts                                       12,035          15,472
          Telematics                                      5,197           3,628
                                                      ---------       ---------
                                                      $ 220,702       $ 120,953
                                                      =========       =========
      Net income:
          P-Com                                       $  20,375       $  14,068
          CRC                                            (1,254)         (5,196)
          RT Masts                                         (537)            101
          Telematics                                        307             (99)
                                                      ---------       ---------
                                                      $  18,891       $   8,874
                                                      =========       =========

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

            The following table summarizes stock option activity under the Company's 1992 and 1995 Plans.

                                                          1998                        1997                         1996
                                               ------------------------     -------------------------     ------------------------
                                                               Weighted                      Weighted                     Weighted
                                                Shares         Average        Shares         Average        Shares        Average
                                                               Exercise                      Exercise                     Exercise
                                                                Price                         Price                        Price
Outstanding at beginning of year               6,006,039        $12.65      3,778,688         $ 7.14      2,854,872       $ 3.08
Granted                                        6,480,495          6.20      3,317,712          16.73      2,164,500         9.97
Exercised                                       (498,670)         5.32       (878,385)          3.31       (784,408)        1.73
Forfeited                                     (4,126,144)        14.59       (211,976)         11.41       (456,276)        4.74
                                              ----------                    ---------                     ---------
Outstanding at end of year                     7,861,720                    6,006,039                     3,778,688
                                               =========                    =========                     =========
Options exercisable at year-end                2,482,939                    2,970,244                     3,524,284
Weighted-average fair value of
  options granted during the year                  $2.24                       $ 7.54                         $4.78

            The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                            Options Outstanding                               Options Exercisable
                                       -----------------------------            -----------------------------------------------
                                                           Weighted-            Weighted-                              Weighted
    Range of                                                Average               Life                                 Average
    Exercise Prices                      Shares            Remaining            Exercise           Shares              Exercise
                                                             Life                Price                                  Price
  $   0.10  - 0.10                           278              4.7               $  0.10                278             $ 0.10
     0.45  -  0.56                       107,213              5.5                  0.56            107,213               0.56
     0.94  -  0.94                         6,658              5.8                  0.94              6,658               0.94
     1.80  -  2.10                       103,020              6.2                  1.88             93,490               1.86
     2.88  -  4.31                     2,489,397              9.6                  3.04            110,997               3.57
     4.63  -  6.56                     2,836,100              8.4                  5.76            495,879               5.51
     7.00  - 10.25                     1,347,395              7.2                  8.78            894,855               8.43
    12.38  - 18.28                       924,526              8.6                 17.41            752,607              17.66
    19.25  - 23.22                        47,133              8.8                 21.23             20,962              21.20
                                       ---------                                                 ---------
                                       7,861,720                                                 2,482,939
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

                                                                 1998           1997         1996
                                                                -------        ------       -----
                                                               (Restated)
Net income (loss) applicable to
  holders of Common Stock            As reported                $(64,304)      $18,891      $8,874
                                     Pro forma                  $(73,614)      $11,221      $4,883

Net income (loss) per share          As reported - Basic        $ (1.49)       $ 0.45       $0.23
                                     As reported - Diluted      $ (1.49)       $ 0.43       $0.22

                                     Pro forma - Basic          $ (1.70)       $ 0.27       $0.13
                                     Pro forma - Diluted        $ (1.70)       $ 0.25       $0.12

NOTE 7 -- INCOME TAXES:

            Income (loss) before extraordinary item and income taxes consists of the following (in thousands):

                                  Year ended December 31,
                             1998           1997        1996
                          ---------       -------      ------
                          (Restated)
            Domestic      $ (74,146)      $26,390      $9,962
            Foreign          (5,153)        3,553        (132)
                          ---------       -------      ------
                          $ (79,299)      $29,943      $9,830
                          =========       =======      ======

            The provision (benefit) for income taxes comprises the following (in thousands):

                                        Year ended December 31,
                                   1998           1997           1996
                                 --------       --------       --------
            Current:
               Federal           $ (4,727)      $  7,850       $  2,543
               State                  (37)           268             27
               Foreign              1,244          2,920             97
                                 --------       --------       --------
                                   (3,520)        11,038          2,667
                                 --------       --------       --------
            Deferred:
               Federal             (7,410)          (217)        (1,617)
               State                 (571)           231            (94)
                                 --------       --------       --------
                                   (7,981)            14         (1,711)
                                 --------       --------       --------
                      Total      $(11,501)      $ 11,052       $    956
                                 ========       ========       ========

      Deferred tax assets consist of the following (in thousands):

                                                           December 31,
                                                       1998           1997
                                                     --------       --------
            Net operating loss carryforwards         $  7,030       $  2,032
            Credit carryforwards                        1,833            615
            In-process research and development         5,527             --
            Start-up costs                                 99            202
            Reserves and other                          5,988          1,495
                                                     --------       --------
                                                       20,477          4,344
            Valuation allowance                       (10,799)        (2,647)
                                                     --------       --------
                                                     $  9,678       $  1,697
                                                     ========       ========

            The Company's net operating loss carryforwards included as a deferred tax asset above are approximately $19 million and do not include stock option deductions of $5.1 million and $9.4 million for 1998 and 1997, respectively, which will be credited to paid in capital when realized.

            Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                          Year ended December 31,
                                                     1998          1997          1996
                                                    ------        ------        ------
U.S. federal statutory rate                          (35.0%)        35.0%         35.0%
State income taxes, net of federal tax benefit        (0.3)          1.1           6.0
Change in valuation allowance                         11.9            --         (36.6)
Benefit from foreign sales corporation                  --          (2.3)           --
Research and development tax credit                     --          (7.3)           --
Foreign income taxed at different rate                 0.8           4.8            --
Other, net                                             6.7           5.6           5.3
                                                    ------        ------        ------
                                                     (15.9%)        36.9%          9.7%
                                                    ======        ======        ======

NOTE 8 -- COMMITMENTS:

Obligations Under Capital And Operating Leases

            In August 1998, the Company entered into a capital lease for equipment in the amount of $1.6 million with interest accruing at the rate of 6.3%. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. Future minimum lease payments required under the lease are as follows (in thousands):

            Year ending December 31,
               1999 ......................................      $  396
               2000 ......................................         396
               2001 ......................................         396
               2002 ......................................         396
               2003 ......................................          33
                                                                ------
               Total minimum lease payments ..............       1,617
               Less: amount representing interest ........         194
                                                                ------
               Present value of net minimum lease payments      $1,423
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

            The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company`s non-cancelable operating leases at December 31, 1997 are as follows (in thousands):

            Year ending December 31, 1999................      $ 3,853
            2000 ........................................        3,189
            2001 ........................................        2,267
            2002 ........................................        1,569
            Thereafter ..................................          860
                                                               -------
                                                               $11,738
                                                               =======

            Rent expense for all operating leases was approximately $3,218,000, $2,205,000 and $1,369,000 in 1998, 1997, and 1996, respectively.

NOTE 9 -- SEGMENT REPORTING:

            In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made.

            The units have been aggregated based on operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS 131. The Company has determined that there are three reportable segments: Product Sales, Broadcast Sales, and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Broadcast Sales segment consists of an organization located in Italy which develops, manufactures, and markets broadcast equipment for use in the worldwide wireless telecommunications market. Since the Broadcast segment was acquired in 1997, there were no Broadcast segment sales recorded in 1996. The Service Sales segment consists of an organization primarily located in the United States, the United Kingdom, and Italy which provides comprehensive network services including system and program planning and management, path design, and installation for the wireless communications market.

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

For the year ended                   Product           Broadcast          Service
December 31, 1998                     Sales              Sales             Sales            Total
----------------------------------------------------------------------------------------------------
                                   (Restated)         (Restated)                          (Restated)
Sales                               $118,948            $25,258           $43,597          $187,803
Income (loss) from operations        (68,123)               503            (3,776)          (71,396)
Depreciation                          10,528                634               382            11,544
Total assets                         284,332             30,860                25           315,217
Interest expense                      (8,518)              (379)             (134)           (9,031)

For the year ended                    Product           Broadcast          Service
December 31, 1997                      Sales              Sales             Sales              Total
----------------------------------------------------------------------------------------------------
Sales                               $169,453            $21,092           $30,157          $220,702
Income from operations                21,712              2,784             5,200            29,696
Depreciation                           5,447                288               278             6,013
Total assets                         286,505             19,000                16           305,521
Interest expense                      (1,764)              (404)             (147)           (2,315)

For the year ended                    Product           Broadcast          Service
December 31, 1996                      Sales              Sales             Sales              Total
----------------------------------------------------------------------------------------------------
Sales                               $101,853                 --           $19,100          $120,953
Income from operations                 8,773                 --               151             8,924
Depreciation                           4,938                 --               214             5,152
Total assets                         147,525                 --             7,927           155,452
Interest expense                      (1,354)                --              (225)           (1,579)

            A reconciliation of Income (loss) from operations to Income (loss) before extraordinary item and income taxes (in thousands):

                                                                   1998           1997           1996
                                                                 --------       --------       --------
                                                                (Restated)
Income (loss) from operations                                    $(71,396)      $ 29,696       $  8,924
   Interest expense                                                (9,031)        (2,315)        (1,579)
   Interest income                                                  1,626          1,557          1,328
   Other income (expense), net                                       (498)         1,005          1,157
                                                                 --------       --------       --------
   Income (loss) before extraordinary item and income taxes      $(79,299)      $ 29,943       $  9,830
                                                                 ========       ========       ========

            The Company's product, broadcast and service sales by category are as follows (in thousands):

                                              1998          1997          1996
                                            --------      --------      --------
                                           (Restated)
Microwave radio transmission equipment      $112,118      $156,768      $ 97,515
Broadcast equipment                           25,258        21,092            --
Network monitoring equipment                   6,830        12,685         4,338
Service                                       43,597        30,157        19,100
                                            --------      --------      --------
       Sales                                $187,803      $220,702      $120,953
                                            ========      ========      ========

         The breakdown of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                            1998           1997         1996
                                          --------       --------     --------
                                         (Restated)
Sales:
    United States                         $ 41,597       $ 70,312     $ 39,530
    United Kingdom                          71,399         69,201       52,415
    Europe                                  37,649         45,061       25,170
    Africa                                  19,104          6,323           --
    Asia                                    18,322         15,548        3,422
    Other geographic region                   (268)        14,257          416
                                          --------       --------     --------
        Totals                            $187,803       $220,702     $120,953
                                          ========       ========     ========

                                            1998           1997         1996
                                          --------       --------     --------
Property, plant, and equipment, net:
    United States                         $ 30,726       $ 20,785     $ 17,082
    United Kingdom                           9,845          7,632           88
    Italy                                   11,317          3,773        3,399
    Other geographic region                    198            123           17
                                          --------       --------     --------
        Totals                            $ 52,086       $ 32,313     $ 20,586
                                          ========       ========     ========

NOTE 10 - RESTRUCTURING AND OTHER CHARGES:

            During 1998, the Company incurred restructuring and other charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other charges resulted from the consolidation of certain of the Company's facilities.

            In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a sudden slowdown in receipt of purchase orders from customers and the increased collection risk.

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

            With the sudden and unexpected downturn in the microwave radio sector, the Company determined that an additional $5.4 million of accounts receivable reserve was needed. This amount was determined after a customer-by-customer review of accounts more than 90 days past allowed payment terms. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide. During the third quarter if 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The majority of accounts reserved (numbering less than 25 in total) were for customers of the Company's Tel-Link product lines. These customers were located predominately in the emerging countries of Asia and Africa. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. Collection efforts continue on remaining past due, reserved customer accounts. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate.

            The ending balance for the accounts receivable reserve of $1.8 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. In the fourth quarter of 1998 and the first quarter of 1999, the Company elected to write off approximately $3.6 million and $1.8 million of uncollectible accounts receivables, respectively.

            The Company expects to benefit from these restructuring and other charges in future quarters by reducing fixed costs and future cash requirements.

            The accrued restructuring and other charges and amounts charged against the accrual as of December 31, 1998, are as follows (in thousands):

                                                                     Beginning     Expenditures     Remaining
                                                                      Accrual     and Write-offs     Accrual
            Severance and benefits                                   $    568        $   (568)      $     --
            Facilities and fixed asset write-offs                         879            (519)           360
            Goodwill impairment                                         2,884          (2,884)            --
                                                                     --------        --------       --------
            Total restructuring charges                                 4,331          (3,971)           360
            Inventory reserve                                          16,922          (7,360)         9,562
            Accounts receivable reserve                                 5,386          (3,609)         1,777
                                                                     --------        --------       --------
            Total accrued restructuring and other charges            $ 26,639        $(14,940)      $ 11,699
                                                                     ========        ========       ========

NOTE 11 - CONTINGENCIES

            The Company is a defendant in several class action lawsuits in which the plaintiffs are alleging various federal and state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. While management believes the actions are without merit and intends to defend them vigorously, all of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA:

            As a result of the Company's decision to restate its second and third quarter 1998 consolidated financial statements, quarterly financial data is presented as originally reported and as restated below (in thousands, except per share data, unaudited):

                                                   Three Months Ended
                                                   ------------------
                          September 30,      September 30,         June 30,          June 30,
                              1998               1998               1998               1998
                          (As Restated)      (As Reported)      (As Restated)      (As Reported)
                          -------------      -------------      -------------      -------------
Sales                       $ 29,739           $ 30,240           $ 57,406           $ 63,459
Gross profit (deficit)      $(11,962)          $(11,461)          $ 18,666           $ 24,719
Net loss                    $(41,197)          $(40,696)          $ (6,263)          $   (210)
Loss per share:
    Basic and diluted       $  (0.95)          $  (0.94)          $  (0.14)          $   0.00

Note 13 - Subsequent Event - Revision of financial statements and changes to certain information

            The Company is amending, and pursuant to those amendments has revised its 1998 and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million.

            The effect of this revision on previously reported consolidated financial statements as of and for the year ended December 31, 1998 is as follows (in thousands except per share amounts):

                                                         December 31, 1998
                                                    As reported        Restated
                                                    -----------        --------
Statements of Operations

Revenue                                               $ 194,944       $ 187,803
Loss from operations                                  $ (64,255)      $ (71,396)
Net loss                                              $ (55,324)      $ (62,465)
Net loss per share
  Basic and diluted                                   $   (1.32)      $   (1.49)

                                                         December 31, 1998
                                                    As reported        Restated
                                                    -----------        --------
Balance Sheets:

Accounts receivable, net                              $  50,533       $  51,392
Total assets                                          $ 314,358       $ 315,217
Deferred liabilities                                  $      --       $   3,000
Deferred liabilities, net of current portion          $      --       $   5,000
Total liabilities                                     $ 192,410       $ 200,410
Accumulated deficit                                   $ (38,783)      $ (45,924)
Total stockholders' equity                            $ 106,550       $  99,409

NOTE 14 - SUBSEQUENT EVENT (UNAUDITED)

In September 1999, the Company and Cylink Corporation agreed to a resolution of the $4.8 million promissory note holdback (see Note 5). Under the terms of the resolution, the Company agreed to pay to Cylink Corporation $3.25 million of the original disputed amount of $4.8 million. The $3.25 million was recorded as a charge to other expense.

SCHEDULE II

                                  P-COM, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1996, 1997, and 1998
                                 (in thousands)

                                                     Additions
                                                     Charged to
                                     Balance at       Statement       Deductions        Balance at
                                     Beginning           of              from            end of
                                     of Period       Operations        Reserves          Period
                                     ---------       ----------        --------          ------
Allowance for doubtful accounts:
    Year ended December 31, 1996         257           1,658               --             1,915
    Year ended December 31, 1997       1,915             810             (204)            2,521
    Year ended December 31, 1998       2,521          10,892           (3,822)            9,591
                                      ------          ------           ------            ------
Sales returns reserves:
    Year ended December 31, 1996           0           1,042               --             1,042
    Year ended December 31, 1997       1,042           3,743               --             4,785
    Year ended December 31, 1998       4,785          13,298           (8,583)            9,500

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

                           SUMMARY COMPENSATION TABLE

                                                                 Annual                          Number of
                                                              Compensation                      Securities
                                                              ------------                      ----------
                                                                                                 Long-Term
                                                                                               Compensation
        Name and Principal Position                    Year   Salary($)/(1)/     Bonus($)         Awards
        ---------------------------                    ----   --------------     --------         ------
George P. Roberts .........................            1998      366,600               0         450,000
   Chief Executive Officer                             1997      330,069         358,000         300,000
   and Chairman of the Board of Directors              1996      250,000         162,500         570,000

Pier Antoniucci ...........................            1998      270,855               0         200,000
   President and Chief                                 1997      244,962         165,000         200,000
   Operating Officer                                   1996      165,769          81,900         300,000

Michael Sophie ............................            1998      195,000               0         200,000
   Chief Financial Officer,                            1997      175,673         109,000         150,000
   Vice President, Finance and                         1996      117,308          48,750         220,000
   Administration

John Wood .................................            1998      141,278               0          45,000
   Senior Vice President, Technology                   1997      147,421          28,980          10,000
                                                       1996      138,000          44,850          10,000

Kenneth E. Bean, II .......................            1998      107,250               0          90,000
   Senior Vice President, Quality Assurance            1997      109,462          25,000          60,000
                                                       1996       93,000          30,225               0

----------
/(1)/   Includes amounts deferred under the Company's 401(k) Plan.

Option Grants In 1998 Fiscal Year

            The following table contains information concerning the stock option grants made to each of the executive officers named in the Summary Compensation Table for the 1998 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                                                                          Individual Grant
                                                                          ----------------
                                    Number of       % of Total                                           Potential Realizable
                                   Securities         Options                                       Value at Assumed Annual Rates
                                   Underlying        Granted t.                                    of Stock Price Appreciation for
                                    Options          Employees        Exercise                            Option Term /(1)/
                                    Granted          in Fiscal         Price         Expiration    -------------------------------
            Name                      (#)               Year           ($/Sh)           Date            5% ($)           10%($)
            -----                     ----             -----           ------           ----            -------          ------
George P. Roberts .........       416,667/(2)/          6.49            3.00          09/17/08          786,118       1,992,179
                                   33,333/(2)/           .52            3.00          09/17/08           62,889         259,372
Pier Antoniucci ...........       166,667/(2)/          2.59            3.00          09/17/08          314,448         796,873
                                   33,333/(2)/           .52            3.00          09/17/08           62,889         259,372
Michael Sophie ............       166,667/(2)/          2.59            3.00          09/17/08          314,448         796,873
                                   33,333/(2)/           .52            3.00          09/17/08           62,889         259,372
John R. Wood ..............        33,245/(2)/           .52            3.00          09/17/08           62,733         158,952
                                   11,755/(2)/           .18            3.00          09/17/08           22,178          56,203
Kenneth E. Bean, II .......        42,667/(2)/           .66            3.00          09/17/08           80,499         204,001
                                   47,333/(2)/           .74            3.00          09/17/08           89,302         226,310

----------
/(1)/ There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

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

                                                                 Number of Securities              Value of Unexercised
                                            Aggregate           Underlying Unexercised           in-the-Money Options at
                               Shares        Value               Options at FY-End(#)                   FY-End(1)
                             Acquired on    Realized             --------------------                   ---------
       Name                  Exercise(#)     ($)(2)         Exercisable(3)    Unexercisable    Exercisable($)    Unexercisable($)
       ----                 ------------     ------        ---------------    -------------   ---------------    ----------------
George P. Roberts              60,000       1,171,875         1,206,457           206,875         712,635               0
Pier Antoniucci               120,000       1,668,296           507,793           121,875         208,207               0
Michael Sophie                 79,759         781,632           417,770            70,000         201,243               0
John R. Wood                   53,332       1,075,240            98,541             6,459          44,280               0
Kenneth E. Bean, II             8,194          92,956           137,014            37,918          89,036               0

----------
(1) Based on the fair market value of the option shares at the 1998 Fiscal Year-end ($3.984 per share based on the closing selling price on the Nasdaq National Market as of December 31, 1998) less the exercise price.

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

                                                                                                   Percentage
                                                                                  Shares            of Shares
                                                                               Beneficially        Beneficially
                         Beneficial Owner                                        Owned (#)           Owned (1)
                         ----------------                                        ---------           ---------
Wellington Management Company, L.L.C./2/ ...............................         2,272,400              5.22
  75 State Street
  Boston, MA 02109
Pilgrim Baxter & Associates, Ltd /3/ ...................................         3,109,860              7.14
  825 DuPortail Road
  Wayne, PA 19087
State of Wisconsin Investment Board /4/ ................................         2,659,200              6.11
  P.O. Box 7842
  Madison, WI 53707
Entities deemed to be affiliated with
Putnam Investments, Inc. /5/ ...........................................         3,353,661              7.70
  One Post Office Square
  Boston, MA 02109
George P. Roberts /6 ...................................................         1,473,009              3.29
Pier Antoniucci /7/ ....................................................           591,808              1.34
Michael J. Sophie /8/ ..................................................           431,750                 *
John R. Wood /9 ........................................................           164,769                 *
Kenneth E. Bean, II /10/ ...............................................           143,623                 *
M. Bernard Puckett /11/ ................................................           101,332                 *
Gill Cogan /12/ ........................................................            58,564                 *
John A. Hawkins /13/ ...................................................            30,000                 *
James J. Sobczak /14/ ..................................................            44,000                 *
All current directors and executive officers as a group (9 persons) /15/         3,034,055              6.58

----------
*     Less than one percent of the outstanding Common Stock

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Annual Report on Form
10-K:

      1. Financial Statements. The following Consolidated Financial Statements of P-Com, Inc. and its subsidiaries are included in Item 9 of this Annual Report on Form 10-K:

Form 10K                                                             Page Number
                                                                     -----------

FINANCIAL STATEMENTS:

Report of Independent Accountants ......................................      56
Consolidated Balance Sheets at December 31, 1998 and 1997 ..............      57
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996 .....................................      58
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1998, 1997, and 1996 ..............................      59
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996......................................      60

      Notes to Consolidated Financial Statements .......................      61

FINANCIAL STATEMENT SCHEDULE:
      Schedule II - Valuation and Qualifying Accounts...................      80

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

(c)   Exhibits-- See Exhibit list below.

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

3.3(1)            Bylaws of the Company.

4.1(1)            Form of Common Stock Certificate.

4.2(19) Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

NUMBER            DESCRIPTION
------            -----------

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

10.16B(13)        1995 Stock Option/Stock Issuance Plan, including forms of
                  Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreement, as amended.

10.17(22)         Employee Stock Purchase Plan, as amended.

NUMBER            DESCRIPTION
------            -----------

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

10.40(24)         Form of Warrant to purchase shares of Common Stock

NUMBER            DESCRIPTION
------            -----------

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24,1999.

                                     P-COM, INC.


Date: March 30, 2000                 By /s/ George P. Roberts
                                        -------------------------------------
                                        George P. Roberts
                                        Chairman of the Board and
                                        Chief Executive Officer


Date: March 30, 2000                 By /s/ Robert E. Collins
                                        -------------------------------------
                                        Robert E. Collins
                                        Chief Financial Officer, Vice President,
                                        Finance and Administration

POWER OF ATTORNEY

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2000                 By  /s/ George P. Roberts
                                        -------------------------------------
                                        George P. Roberts
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date: March 30, 2000                 By  /s/ Robert E. Collins
                                        -------------------------------------
                                        Robert E. Collins
                                        Chief Financial Officer, Vice President,
                                        Finance and Administration
                                        (Principal Financial Officer)

Date: March 30, 2000                 By
                                        -------------------------------------
                                        Gill Cogan
                                        Director of the Company

Date: March 30, 2000                 By  /s/ John A. Hawkins
                                        -------------------------------------
                                        John A. Hawkins
                                        Director of the Company

Date: March 30, 2000                 By  /s/ M. Bernard Puckett
                                        -------------------------------------
                                        M. Bernard Puckett
                                        Director of the Company

Date: March 30, 2000                 By  /s/ James J. Sobczak
                                        -------------------------------------
                                        James J. Sobczak
                                        Director of the Company

                                   FORM 10-K/A
                                 AMENDMENT NO. 4

      The undersigned Registrant hereby is amending its Annual Report on Form 10-K for the year ended December 31, 1998, originally filed with the Securities and Exchange Commission on April 15, 1999.