Form 10-K405
period 1999-12-31
P COM INC
filed 2000-04-05
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          __________________________
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999

OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

                        Commission File Number: 0-25356

                          __________________________
                                  P-Com, Inc.
            (Exact name of Registrant as specified in its charter)

                          __________________________

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

Securities Registered Pursuant To Section 12 Of The Act:

          Title of each class              Name of each exchange on which registered
          -------------------              -----------------------------------------
                 None                                       None

Securities Registered Pursuant To Section 12 Of The Act: Common Stock, $0.0001 par value. Preferred stock purchase rights.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ________
                                              --

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 13, 2000, was approximately $1,739,347,465 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 13, 2000, approximately 76,877,000 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

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


Overview

     P-Com develops, manufactures, and markets Point-to-Multipoint and Point-to-Point Broadband Wireless Access (BWA) systems, and Spread Spectrum radio systems, for the worldwide telecommunications market. Network service providers and Internet service providers are able, through the deployment of P-Com systems, to respond to the increasing global demands for high-speed access services, such as Internet access associated with the Business-to-Business and E-Commerce business phenomenon. Through deployment of our systems, networks providers can quickly and efficiently establish integrated Internet, data, voice, and video services for their customers, and then expand and grow those services as demand increases. Additionally, cellular and Personal Communications Services (PCS) service providers employ our Point-to-Point systems for backhaul between remote tower sites and switching centers in their growing global markets.

Industry Background

  The Growing Demand for Communications Services

     The continuing rapid growth of Internet services for progressively numerous applications is creating demands for greatly expanded and enhanced network services. Network service providers are under ever-increasing pressure to expand and enhance both their physical networks, and the capabilities embodied in those networks. Businesses regularly employ the Internet to expand and enhance their reach to customers, to suppliers, and to peer businesses with which they have relationships ("B2B" applications). Applications such as E-Commerce, supply chain management, global sales and marketing, and customer support are typical examples of why the Internet is experiencing continuing growth. Additionally, Intranet applications are being deployed by businesses to create data networks among corporate sites, remote offices and telecommuters. Such Intranet capabilities facilitate employee communications, e-mail, file sharing, record creation/management, and research and analysis applications. Consumers also increasingly use the Internet for shopping, research, collection and publication of information, communications with others of similar interests, and accessing on-line entertainment. For these and other reasons, increasingly large amounts of data must be quickly, economically, and reliably handled by networks. BWA is an efficient and economical means of meeting these growing demands, and it is therefore becoming increasingly important.

  Global Privatization and Deregulation: Stimuli to Broadband Wireless Access Growth

     Privatization of former governmental telecommunications monopolies, and deregulation of telecommunications markets, on a global basis, are creating unprecedented competition in telecommunications markets. New network services providers are rushing to create integrated, digital networks to meet the growing demands for efficient, economical telecommunications services. Deployment of broadband access technologies is a fast, scalable, reliable, and economical means of enabling these new competitors to create their new infrastructures. It is also an effective means whereby incumbent network service providers can supplement their existing networks as demands dictate. In the United States, incumbent RBOC telephone companies were, until recently, the exclusive providers of the copper wire interconnection network that connected subscribers to the Public Switched Telephone Network ("PSTN"), commonly known as the "last mile." The Telecommunications Act of 1996, which required incumbent telephone companies to lease portions of their networks, including the last mile, to Competitive Local Exchange Carriers ("CLECs"), served to create a significantly competitive telecommunications industry within the United States. Adding to this competitive environment is the struggle between telephone companies and cable operators to expand their service offerings into each other's markets. To provide services, CLECs can either lease from incumbent telecommunication companies the access services to connect their customers, or they can build their own access services. Constructing landline access is very costly and time-consuming; deployment of BWA is relatively quick, efficient, and economical. Additionally, BWA is scalable, and can be re-deployed in other areas if conditions so dictate, thereby protecting investment.

     Deregulation and competition similar to that experienced in the United States is occurring in most regions of the world. Network service providers are seeking to differentiate their services from the "commodity" status of telecommunications by deploying integrated, digital, high-speed access services. Broadband Wireless Access is therefore very much in current demand, and the demand is growing as more competitors vie for an expanding number of markets around the world.

     In many parts of the world, communication services are either inadequate or non-existent due to the lack of existing infrastructure. Additionally, many such countries have both privatized the once state-owned telecommunications monopoly and opened their markets to competitive network service providers. In these markets competitive service providers find deployment of BWA the quickest, most economical and scalable means of provisioning reliable, modern telecommunications services. Thus, the demand for such wireless access systems continues to grow.

  Network Architecture Bottlenecks

     Fiber optic networks have received much attention because of the speed and quality associated with such technology. Increasingly, network service providers are constructing fiber optic interoffice backbones to meet the significant demand created by Internet and other telecommunications services, such as video conferencing. Data transfer rates of billions of bits per second are common on fiber optic backbones. To satisfy the growing user demand for high-speed access, the fiber optic channels would have to extend all the way to the buildings in which the users reside. Such is the case in only about three percent of the commercial buildings within the United States, and that number is not expected to grow much because of the extremely high cost to extend fiber optic channels to buildings. Instead, the fiber optic channel usually ends short of the building, at the beginning of the "last mile". Thus, users are forced to use slower dial-up modem connections and ISDN ("Integrated Services Digital Network") services, or ADSL ("Asymmetrical Digital Subscriber Line") service, if they are fortunate enough to reside within the physical limitations of ADSL service. This local access "bottleneck" denies users the real benefits afforded by fiber optic backbones because the highest speed which users can experience is that of the local access portion of their end-to-end connection. To overcome such limitations in a quick and efficient manner, BWA is attractive to incumbent and competitive carriers alike because the local access speed restrictions are obviated.

  Wireless Access Solutions

     Point-to-Multipoint Broadband Wireless Access Service is high-speed wireless technology that provides the highest speed symmetrical access service among alternative solutions other than Point-to-Point wireless and dedicated access fiber optic service. This service is experiencing much attention and growing demand because it can be rapidly deployed; it is highly efficient, reliable, and scalable; it is cost effective because it can serve many subscribers from one hub, and can be expanded as demand for service dictates.

     Point-to-Point Wireless is dedicated link wireless technology enabling symmetrical data services between a subscriber and the network. For each new subscriber using this service, the network service provider provides a separate, new set of dedicated equipment. Even providers who offer Point-to-Multipoint services intend to use Point-to-Point technology for those customers with very high capacity requirements. Back-hauls between mobile wireless towers and the mobile switching office is a typical application for this service. As mobile services continue to grow, mobile service providers will have to continue to scale down existing cells into smaller ones to reuse precious spectrum. With each such scale-back comes opportunity for new wireless Point-to-Point applications because of the need for more backhauls. Mobile wireless access to the numerous and growing Internet-based applications is fueling growth in this segment of the wireless market.

     Broadband satellite solutions enable asymmetrical, two-way access services for high-speed transmissions from the network service provider to the subscriber. In these applications the "bottleneck" limitation is the slower wire-based connections to transmit data from the subscriber to the network connecting users to the PSTN. Additionally, data rates to users decrease as overall usage increases, much as experienced in cable data services.

The P-COM Solution

  Range of Products Choices

     P-Com offers access providers around the world a range of wireless systems that encompass Point-to-Multipoint BWA, Point-to-Point high-speed access, and Spread Spectrum systems. Our systems utilize a common architecture in the millimeter wave and spread spectrum microwave frequencies, including 2.4 GHz,
5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 28 GHz, 31 GHz, 38 GHz, and 50 GHz. Both FDMA (Frequency Division Multiple Access) and TDMA (Time Division Multiple Access) technologies are designed into our systems. Our broad range of products, frequencies, and technologies allow our customers to customize the systems they acquire from us to best satisfy the unique environment in which the systems will be installed and operated.

     P-Com's systems are designed to be highly reliable, scalable, cost-effective, and simple to install and maintain. Software embedded in our systems allows the user to easily configure and adjust system settings such as frequency, power, and capacity without manual tuning and mechanical adjustments. We also provide a full line of Windows and SNMP-based software products that are complementary to our systems as sophisticated diagnostic, maintenance, network management, and system configuration tools.

     The diagram below illustrates the use of P-Com systems in a Point-to-Multipoint application to establish short-haul, high-speed BWA:


                             [GRAPH APPEARS HERE]


     The following diagram illustrates the use of P-Com systems in a short-haul Point-to-Point telecom access application:


                             [GRAPH APPEARS HERE]

     The diagram below illustrates the use of P-Com systems in the connection of base stations in a cellular or PCN/PCS application:


                             [GRAPH APPEARS HERE]

                                    (logo)

  Services

     Through our network services group, P-Com Network Services (Network Services), we provide either turn-key or individual telecommunications services. Network Services performs and manages every aspect of wired or wireless system build-outs, from initial system and path planning through network optimization and maintenance. Also provided are tower design, fabrication, and construction services. For the switching environment, Network Services offers all the resources needed for the installation of central office equipment.

     The Network Services professional staff has managed the design and construction of both wired and wireless telecommunications systems of all sizes and complexity in the United States, the United Kingdom, Italy, and some twenty-five countries around the world.

  Manufacturing and Testing

     P-Com received its initial ISO 9001 registration for Campbell, California in December, 1993, and was subsequently recertified. Our ISO 9001 registration for our United Kingdom sales and customer support facility was received in 1996; our ISO 9001 registration for our Geritel facility in Italy was received in 1996.

     In-house design, manufacturing, and testing expertise are employed to develop systems that meet the demands common to commercial deployment.

     Once a system reaches P-Com in-house commercial status, we contract with one or more of several certified turn-key fabricators to build systems in commercial quantities. Utilization of such fabricators relieves P-Com of expensive investments in manufacturing facilities, enables us to quickly scale to meet varying demands and changes in technology, and thereby enables us to satisfy customer requirements.

     Manufactured systems are tested by P-Com prior to shipment to our customers. Testing includes the complete IDU-ODU assembly (InDoor Unit -- OutDoor Unit), thereby providing customers completely tested end-to-end systems as opposed to independent testing of IDUs and ODUs.

  Sales Channels and P-Com Customers

     P-Com's wireless access systems are sold internationally and domestically through strategic partners, systems providers, original equipment manufacturers
(OEMs), and distributors as well as directly. In 1999 we entered into a strategic partnership with HeliOs. HeliOs manufactures a 155 Mbps (OC-3) radio that is complementary to the P-Com product line.

     Customers include Advanced Radio Telecom, Bosch Telecom, China Unicom, Comtel, Embratel, Ericsson, Fujitsu, Italtel S.p.A, Kokusai, Lucent Technologies, Mercury Communications, Mercury One-2-One Personal Communications, Motorola, Northern Telecom, Orange Personal Communications Services, Siemens, Telecom GmbH, and WinStar Communications. Customers for service include AT&T Wireless, Bell Atlantic, BellSouth, Mercury One-2-One Personal Communication, Omnipoint, Orange Personal Communications Services, PrimeCo Personal Communications, Sprint Spectrum, Tellabs Operations, and WinStar Communications.

     The Company's backlog was approximately $32.6 million as of December 31, 1999, as compared to approximately $75.0 million as of December 31, 1998. The decrease is due to the timing of purchase orders received from the Company's largest customers relating to ongoing contracts. The Company includes in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 1999 can be cancelled since orders are often made substantially in advance of shipment, and most of the Company's contracts provide that orders may be cancelled with limited or no penalties up to a specified period (generally 60 to 90 days) before shipment, and in some cases at any time. Therefore, backlog is not necessarily indicative of future sales for any particular period. In addition, the Company's customers have increasingly been requiring shipment of products at the time of ordering rather than submitting purchase orders far in advance of expected dates of product shipment.

  The P-Com Strategy

     Our goal is to be the leading worldwide supplier of high-performance Point-to-Multipoint, Point-to-Point, and Spread Spectrum wireless access equipment. Our strategy to accomplish this objective is to:

     Focus on Point-to-Multipoint, Point-to-Point, and Spread Spectrum Microwave Markets. P-Com is designing our products specifically for the millimeter wave and spread spectrum microwave frequency bands. We have designed P-Com's core architecture to optimize our systems for operation at millimeter and microwave frequencies.

     Provide Ancillary Services in RF Engineering and System Construction. P-Com offers engineering, path design, program management, installation, and maintenance services. We believe such services provide us with many strategic advantages, including allowing development of strong relationships with decision-makers at an early stage, and continuation of such relationships throughout the system build-out.

     Continue to Expand Worldwide. P-Com conducts a majority of its business abroad. We have met the standards established by the European Telecommunications Standards Institute (ETSI) and achieved regulatory approval for our systems in Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Greece, Hungary, Italy, Japan, Mexico, Spain,
the United Kingdom, as well as those required by the United States.    We
maintain offices throughout the world.

     Build and Sustain Manufacturing Cost Advantage. P-Com has designed its system architecture to reduce the number of components incorporated into each system, and to permit the use of common components across the range of our products. Such an approach assists in manufacturing cost reduction through volume component purchases and through enablement of a standardized manufacturing process. Utilization of turn-key contract manufacturers eliminates expensive manufacturing lines, provides ability to scale up or down as conditions dictate, and provides multiple manufacturing lines through which customer requirements can be satisfied.

     Leverage and Maintain Software Leadership. P-Com differentiates its systems through proprietary software embedded in the IDU and ODU, and in the Windows and SNMP-based software tools. This software is designed to allow us to deliver to our customers a high level of functionality that can be easily reconfigured by the customer to meet changing needs. Software tools are also used to facilitate network management.

TECHNOLOGY

     P-Com's approach to Point-to-Multipoint, Point-to-Point, and Spread Spectrum radio systems is, we believe, significantly different from conventional approaches. Through use of our proprietary digital signal processing, frequency converter, and antenna interface technology, and our proprietary software and custom application-specific integrated circuits, P-Com produces highly-integrated, feature-rich systems. The results of this integrated design are reliability and cost advantages. The microprocessor and embedded software in both the IDU and ODU enclosures enable flexible customization to the user's specific telecommunications requirements.

     Wireless transmission of voice, data and video traffic has become a desirable alternative to wired solutions due to its advantages in the ease and cost of implementation and maintenance. Because high frequency transmissions are best suited for shorter distances, microwave radio frequencies are typically used for communications links of 15 to 50 miles and millimeter wave radio frequencies for transmissions of up to 15 miles. In addition, the cost of millimeter wave radio systems and spread spectrum ISM band systems are generally less than that of microwave radio systems.

     P-Com's Point-to-Point technology uses four-level (FSK) modulation which is spectrally efficient and very impervious to interference. This robust quality results in improved frequency reuse distances which is beneficial to operators of large-scale Point-to-Point radio network deployments.

     FSK modulation is generated with low-component-count circuitry, and it is therefore very cost-effective. It is also reasonably insensitive to circuit linearity and can therefore be multiplied to higher frequencies without degradation. This in turn enables a range of high frequency millimeter wave bands to be supported with inexpensive circuitry. This technology is also quite suitable for high-volume manufacturing.

     P-Com's Point-to-Point and Spread Spectrum microwave radios comprise three primary assemblies: the IDU, the ODU and the antenna. The IDU houses the digital signal processing and the modem functions, and interfaces to the ODU via a single coaxial cable. The ODU, a radio frequency (RF) enclosure, establishes the specific transmit and receive frequencies and houses the proprietary P-Com frequency converter. The antenna interfaces directly to the ODU via a proprietary P-Com wave guide transition technology. The following diagram illustrates a typical P-Com Tel-Link(R) point-to-point radio system:

                             [GRAPH APPEARS HERE]

     We believe our millimeter wave technology is significantly different from that contained in most conventional systems. When transmitting, the Company's IDU sends an already-modulated, IF transmit signal to the ODU where it is received by the IF processor, routed to the transmit converter and mixed with a synthesized frequency source. This signal is then amplified and passed through to the Company's proprietary frequency converter to establish the appropriate millimeter wave frequency. The signal is then routed to the antenna for transmission to the millimeter wave radio system at the receiving end. At the receiving end, the incoming signal is routed to the frequency converter and mixed in the down converter with the same frequency source that was used when transmitting. The signal is passed through the same IF processor to the IDU where it is demodulated and sent to the end-user's equipment.

     Our spread spectrum products use biphase shift keying (BPSK), minimal shift keying (MSK), quadrature phase shift keying (QPSK) or quadrature amplitude modulation (QAM) in the IDU. This signal is up converted into a microwave frequency in the ODU, or in the case of some products, a single, stand- alone terminal can be installed indoors or outdoors. This signal is then routed to the antenna to be transmitted. The receiving antenna captures the signal power and routes it to the ODU. The ODU down-converts the signal to be demodulated in the IDU.

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

     P-Com's Point-to-Multipoint radios take advantage of all the existing technologies, and provide further software configurable options. The system is comprised of Base Station equipment transmitting to many Remote Terminals within a sector. This "downlink" carries ATM cells over the air. The return, or up-link from the Remote to the Base Station, can operate in either FDMA or TDMA mode. This gives the network service provider the option of selecting the most efficient transmission method for the type of traffic to be carried. FDMA is efficient for constant bit rate, high-capacity traffic, while TDMA is more suitable for fractional rate, or bursty type data. The system can uniquely operate concurrently in both modes within the sector thereby providing the network access operator the flexibility to design systems that uniquely match the specific traffic profiles within individual sectors.

     The transport of ATM cells over the air allows multimedia transmission to be supported, including voice, data, fax, IP, Frame Relay, 10 BaseT, and many other services.

     The modulation of each carrier can also be software configured from 4-level to 16- or 64-level QAM, as well as QPSK. This provides the network provider with the capability to best match the capacity demands of customers with the range trade-off of each modulation level. Such flexibility enables operators to optimally use the available spectrum..

     The modular design of this Point-to-Multipoint system allows the user to start with a low capacity installation, and then by plugging cards into the sector IDU, to increase the number of carriers, and hence capacity, within the sector. This is achieved without the duplication of any of the more expensive microwave ODU equipment.

     All of these innovations result in a highly flexible, yet cost-effective, Point-to-Multipoint system that enables network system providers to optimize spectrum utilization, and correspondingly, revenue generation.

  Research And Development

     The Company has a continuing research and development program in order to enhance its existing systems and related software tools and to introduce new systems. The Company invested approximately $32.4 million, $38.9 million and $27.9 million in 1999, 1998 and 1997, respectively, in research and development efforts and expects to continue to invest significant resources in research and development, including new product development and acquisitions.

     The Company's research and development efforts can be classified into two distinct efforts: (1) increasing the functionality of its point-to-point and point-to-multipoint radio systems under development by adding additional frequencies and capacities to its product portfolio, modifying its network management system software offering, and developing other advancements to its radio systems under development, and (2) integrating new functionality to extend the reach of its products into the customers' networks, such as access technology which allows the customer to manage telecommunications services at its site and integrate voice, data, video and facsimile in one offering. There can be no assurance that current efforts will result in new product introductions or modifications to existing products. The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to develop successfully, introduce, and sell new systems and enhancements and related software tools on a timely and cost effective basis that respond to changing customer requirements. The Company has experienced and may continue to experience delays from time to time in completing development and introduction of new systems, and enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which could result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new systems, enhancements or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

  Sales And Marketing

     P-Com's sales and marketing efforts are headquartered in the Company's executive offices in Campbell, California. The Company has sales and customer support facilities in the United Kingdom and Germany that serve as bases for the European market. Internationally, the Company uses a variety of sales channels, including system providers, OEMs, dealers and local agents, as well as selling directly to its customers. The Company also has sales offices or personnel located in China, Singapore, France and Poland. In addition, the Company has established agent relationships in numerous other countries in the Asia/Pacific region, the mid-East, South America, and Europe. In the United States, the Company utilizes both direct sales and OEM channels.

     Typically, our sales process commences with the solicitation of bids by prospective customers. If selected to proceed further, the Company may provide systems for incorporation into system trials, or may proceed directly to contract negotiations. When system trials are required and successfully completed, the Company then negotiates a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed.

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

     The Company believes that it must continue to expand its sales and marketing organization worldwide. Any significant sales growth will be dependent in part upon the Company's expansion of its marketing, sales and customer support capabilities which will require significant expenditures to build the necessary infrastructure.

  Competition

     The worldwide wireless communications market is very competitive. P-Com's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasing competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services, including Alcatel Network Systems, Spectra Point, Floware, Digital Microwave, Ericsson, Harris-Farinon Division, Nokia, Nortel/BNI, SIAE, Hughes Network Systems, and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services, such as DSL. The Company may also face competition in the future from new market entrants offering competing technologies. The Company's results of operations may depend in part upon the extent to which these customers which choose to rely on wireless strategies elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems. The principal elements of competition in the Company's market, and the basis upon which customers may select the Company's systems, include price, performance, software funtionality, and ability to meet delivery requirements and customer service and support. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products, and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or intense price competition, or make the Company's systems or technologies obsolete or noncompetitive. The Company has experienced significant price competition and expects such price competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements. In marketing its systems, the Company will face competition from vendors employing other technologies that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. There can be no assurance that the Company will be able to compete successfully in the future.

     Because network services provided by the Company are provided primarily to the same companies who are customers of the Company's wireless-based radio systems, competitors in this market segment include some of the same companies already discussed above. Competition for network services also is provided by a number of smaller companies that specialize in providing such services.

  Government Regulation

     Radio communications are subject to extensive regulation by the United States and foreign laws and international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the limited availability of frequency spectrum has inhibited growth of wireless telecommunications networks. In order for the Company to operate in a foreign jurisdiction, it must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless communication products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company and its customers, which in turn may have a material adverse effect on the sale of systems by the Company to such customers.

     The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of operations. Such regulations or such changes could require the Company to modify its products and incur substantial costs to comply with such time-consuming regulations and changes. In addition, the Company is also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, the Company could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, delays in the radio frequency spectrum auction process in the United States could delay the Company's ability to develop and market equipment to support new services. These delays could have a material adverse effect on the Company's business, financial condition, and results of operations.

     The regulatory environment in which the Company operates is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting development efforts by the Company's customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on the Company's business and results of operations. The Company might deem it necessary or advisable to modify its systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time consuming.

  Intellectual Property

     The Company relies on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. The Company currently holds eight U.S. patents. The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can
otherwise meaningfully protect its intellectual property rights.   There can be
no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company.
A variety of third parties have alleged that the Cylink Wireless Group's products may be infringing their intellectual property rights. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

Employees

     As of December 31, 1999, P-Com had a total of 901 employees, including 489 in Operations, 133 in Research and Development, 87 in Sales and Marketing, 23 in Quality Assurance, and 169 in Administration. P-Com believes our future results of operations will depend in large part on our ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union, and we have not experienced any work stoppages.

ITEM 2.  PROPERTIES.

----------------------------------------------------------------------------------------------
Location of Leased                   Functions           Square Footage              Date
   Facility (1)                                                                  Lease Expires
----------------------------------------------------------------------------------------------
HEADQUARTERS                        Administration
                                Sales/Customer Support          61,000          September 2005
Campbell, CA                         Engineering
USA                                 Manufacturing
----------------------------------------------------------------------------------------------
Campbell, CA                        Manufacturing               25,000          September 2002
----------------------------------------------------------------------------------------------

San Jose, CA                          Warehouse                 34,000          September 2000
----------------------------------------------------------------------------------------------
Redditch, England               Sales/Customer Support           5,500            June 2005
----------------------------------------------------------------------------------------------

Watford, England                 Research/Development            7,500            April 2008
----------------------------------------------------------------------------------------------
Redditch, England                     Warehouse                  6,800          September 2004
----------------------------------------------------------------------------------------------
                                    Administration
Vienna, VA                      Sales/Customer Support          15,000            April 2002
----------------------------------------------------------------------------------------------
Sterling, VA                        Administration              15,000          September 2000
----------------------------------------------------------------------------------------------
Orange, CA                            Warehouse                  3,400            April 2000
----------------------------------------------------------------------------------------------
                                    Administration
Northants, England              Sales/Customer Support           5,290           August 2011
----------------------------------------------------------------------------------------------
                                    Administration
Essex, England                  Sales/Customer Support           8,000          September 2007
----------------------------------------------------------------------------------------------
                                    Administration
                                Sales/Customer Support
                                     Engineering
Fair Lawn, NJ                       Manufacturing               43,700            June 2005
----------------------------------------------------------------------------------------------
Frankfurt, Germany                Warehouse/Sales               11,000          September 2000
                               and Customer Support
----------------------------------------------------------------------------------------------
Melbourne, Florida               Research/Development           36,250            June 2001
----------------------------------------------------------------------------------------------
Beijing, China                  Sales/Customer Support           3,500            March 2000
----------------------------------------------------------------------------------------------
Mexico City, Mexico             Sales/Customer Support           4,050         Month to Month
                                    Administration
----------------------------------------------------------------------------------------------
Rome, Italy (2)                 Sales/Customer Support          27,000           October 2001
                                     Engineering
                                    Manufacturing
----------------------------------------------------------------------------------------------
Rome, Italy (2)                       Warehouse                  2,000            June 2001
----------------------------------------------------------------------------------------------

(1) All locations support product sales except Vienna, VA; Sterling, VA; Northants, England; and Essex, England which support service sales.

(2) Leased properties located in Rome, Italy pertain to the operations of Technosystem, which was sold in February 2000. Leases related to these properties were assumed by the buyer at the time of the sale.

     P-Com Italia owns and maintains its corporate headquarters in Tortona, Italy. This facility, approximately 36,000 square feet, conducts design, test, manufacturing, mechanical and warehouse functions. P-Com Italia also maintains a sales and sales support facility in France. The French sales and sales support facility is approximately 950 square feet.

     Cemetel S.p.A. owns and maintains its corporate headquarters in Carsoli, Italy. This facility, approximately 28,800 square feet, contains corporate, administration, sales, customer support, engineering and warehousing facilities. The Company divested Cemetel S.p.A. in February 2000.

     The Company's facilities are fully utilized. The Company believes that these facilities are adequate to meet its current and foreseeable requirements or that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

State Actions

     In September and October 1998, several putative class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of its officers and directors. The complaints seek unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

     On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On January 15, 1999, the plaintiffs filed a consolidated amended class action complaint.

     Although the litigation is being conducted actively, it is still at an early stage and the Company is unable to speculate as to ultimate outcomes. However, the Company believes the claims are without merit and intends to defend against them vigorously. An unfavorable outcome could have a material adverse effect on our business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in our favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management, either of which may have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The executive officers and directors of the Company, their ages as of March 29, 2000, and their positions and their backgrounds are as follows:

                          NAME                                   AGE                         POSITION
                          ----                                   ---                         --------
George P. Roberts.........................................       67        Chairman of the Board and Chief Executive Officer

James J. Sobcazk..........................................       58        President and Chief Operating Officer, Director

Robert E. Collins.........................................       53        Chief Financial Officer, Vice President

John R. Wood..............................................       44        Senior Vice President, Advanced Technologies

Brian Josling.............................................       57        Director

John A. Hawkins...........................................       39        Director

M. Bernard Puckett........................................       54        Director

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

     Mr. Sobczak has served as President and Chief Operating Officer as of September 1999 and as a Director of the Company since April 1997. From 1991 to September of 1999 served as the President of Telecommunications Education and Research Network, Inc. ("TERN"), a non-profit company that manages a broadband network providing research and education support to over 35 universities.

     Mr. Collins has served as Vice President and Chief Financial Officer as of April 1999. From 1998-1999 he served as Vice President and Chief Financial Officer of Bell Sports, a major manufacturer of bicycle and auto racing helmets. From 1995 to 1998 Mr. Collins was Vice President and Chief Financial Officer of Zilog, Inc. a semiconductor company.

     Mr. Wood was appointed Senior Vice President of Advanced Technologies of the Company in January 1997. From April 1993 to January 1997, Mr. Wood served as Vice President, Engineering for the Company.

     Mr. Josling has served as Director of the Company since September 1999. From 1994 to present, he serves as Chairman of the Board and Chief Technology Officer of Aval Communiations, a telecommunications corporation, and also serves as Corporate Director for BC Rail Properties, Ltd, The Angus Reid Group, MK Telecom Network, Inc.

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

Board Committees and Meetings

     The Board of Directors held ten (10) meetings and acted by unanimous written consent 18 times during the fiscal year ended December 31, 1999 (the "1999 Fiscal Year"). The Board of Directors has an Audit Committee and a Compensation Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and
(ii) the total number of meetings held by all committees of the Board on which such director served during the portion of 1999.

     The Audit Committee currently consists of two directors, Mr. Josling and Mr. Puckett, and is primarily responsible for approving the services performed by the Company's independent auditors and reviewing their reports regarding the Company's accounting practices and systems of internal accounting controls. The Audit Committee held four (4) meetings during 1999.

     The Compensation Committee currently consists of two directors, Mr. Hawkins and Mr. Puckett, and is primarily responsible for reviewing and approving the Company's general compensation policies and setting compensation levels for the Company's executive officers. The Compensation Committee also has the exclusive authority to administer the Company's Employee Stock Purchase Plan and the Company's 1995 Stock Option/Stock Issuance Plan and to make option grants thereunder. The Compensation Committee held one (1) meetings and acted by unanimous written consent 8 times during 1999.

Director Compensation

     Non-employee board members do not receive cash compensation for their services as directors.

     Under the Automatic Option Grant Program contained in the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), each individual who first joins the Board as a non-employee director any time after February 1, 1996 will receive, at the time of such initial election or appointment, an automatic option grant to purchase 40,000 shares of Common Stock, provided such person has not previously been in the Company's employ. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee Board member, whether or not such individual is standing for re-election at that particular Annual Meeting, will be granted an option to purchase 4,000 shares of Common Stock, provided such individual has not received an option grant under the Automatic Option Grant Program within the preceding six months. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to the fair market value per share of the Company's Common Stock on the grant date, and will have a maximum term of ten (10) years, subject to earlier termination should the optionee cease to serve as a Board of Directors member.

PART II
-------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted in the Nasdaq National Market under the symbol PCMS. The following table sets forth the range of high and low closing sale prices, as reported on the Nasdaq National Market for each quarter in 1998 and 1999.

     At March 13, 2000, the Company had approximately 460 holders of record of its Common Stock.

                                                                               Price Range of
                                                                                Common Stock
                                                                            High             Low
                                                                            ----             ---
          Year Ended December 31, 1998
               First Quarter                                               $21.13          $15.56
               Second Quarter                                               20.50            8.88
               Third Quarter                                                 8.81            2.38
               Fourth Quarter                                                4.38            2.50

          Year Ended December 31, 1999
               First Quarter                                               $10.38          $ 3.31
               Second Quarter                                                7.72            3.75
               Third Quarter                                                 8.00            3.69
               Fourth Quarter                                               10.00            4.56

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

     On June 22, 1999, the State of Wisconsin Investment Board purchased 5,034,000 shares of our Common Stock for $3.97 per share as part of a private placement in which other, unaffiliated investors purchased an additional $20,000,000 of Common Stock at the same price and on the same terms. The price was calculated as 92.5% of the mean averaged of the closing sale prices of our Common Stock for the 15 consecutive trading days ended on and including June 17, 1999.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                                                                   Year Ended December 31,
                                                                      1999        1998          1997       1996       1995
                                                                               (restated)(2)
                                                                   ----------  ----------     ---------  ---------  ---------
                                                                           (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales:
  Product                                                          $ 116,409    $118,948      $169,453   $101,853    $52,856
  Service                                                             40,470      43,597        30,157     19,100     11,607
                                                                   ---------    --------      --------   --------    -------
    Total sales                                                      156,879     162,545       199,610    120,953     64,463
                                                                   ---------    --------      --------   --------    -------

Cost of sales:
  Product                                                            107,378      93,829        96,948     60,362     29,949
  Service                                                             28,274      30,777        18,968     13,696      7,507
                                                                   ---------    --------      --------   --------    -------
    Total cost of sales                                              135,652     124,606       115,916     74,058     37,456
                                                                   ---------    --------      --------   --------    -------

  Gross profit                                                        21,227      37,939        83,694     46,895     27,007
                                                                   ---------    --------      --------   --------    -------
Operating expenses:
  Research and development                                            32,431      38,882        27,854     20,163     12,284
  Selling and marketing                                               17,135      19,224        12,795      7,525      4,837
  General and administrative                                          25,179      24,260        11,029     10,178      5,573
  Goodwill amortization                                                6,547       5,023         1,380        105         --
  Restructuring charges                                                3,300       4,332            --         --         --
  Acquired in-process research and development (2)                        --      15,442            --         --         --
                                                                   ---------    --------      --------   --------    -------
    Total operating expenses                                          84,592     107,163        53,058     37,971     22,694
                                                                   ---------    --------      --------   --------    -------
Income (loss) from operations                                        (63,365)    (69,224)       30,636      8,924      4,313
Interest expense                                                      (8,175)     (8,652)       (1,811)        --         --
Other income (expense), net                                           (2,537)      1,446         1,988        906        167
                                                                   ---------    --------      --------   --------    -------
Income (loss) from continuing operations before income taxes and
 extraordinary item                                                  (74,077)    (76,430)       30,813      9,830      4,480
Provision (benefit) for income taxes                                   1,407     (11,501)       11,018        956        761
                                                                   ---------    --------      --------   --------    -------
Income (loss) from continuing operations before extraordinary item   (75,484)    (64,929)       19,795      8,874      3,719
                                                                   ---------    --------      --------   --------    -------
Discontinued Operations (2):
  Loss from operations                                               (13,903)     (2,869)         (904)        --         --
  Loss on disposal                                                   (26,901)         --            --         --         --
                                                                   ---------    --------      --------   --------    -------
                                                                     (40,804)     (2,869)         (904)        --         --
                                                                   ---------    --------      --------   --------    -------

Extraordinary gain on retirement of notes                             13,239       5,333            --         --         --
                                                                   ---------    --------      --------   --------    -------
Net income (loss)                                                  $(103,049)   $(62,465)     $ 18,891   $  8,874    $ 3,719
                                                                   ---------    --------      --------   --------    -------
Net income (loss) applicable to Common Stockholders:
     Net income (loss)                                             $(103,049)   $(62,465)     $ 18,891   $  8,874    $ 3,719
     Charge related to Preferred Stock discount                                   (1,839)           --         --         --
     Loss on conversion of Preferred Stock to Common Stock           (18,521)         --            --         --         --
                                                                   ---------    --------      --------   --------    -------
Net income (loss) applicable to Common Stockholders                $(121,570)   $(64,304)     $ 18,891   $  8,874    $ 3,719
                                                                   =========    ========      ========   ========    =======
Basic income (loss) per share (1):
  Income (loss) from continuing operations                         $   (1.32)   $  (1.50)     $   0.47   $   0.23    $  0.11
  Loss from discontinued operations                                    (0.72)      (0.07)        (0.02)        --         --
  Extraordinary gain on retirement of notes                             0.23        0.12            --         --         --

  Charges related to Preferred Stock discount and Loss on
   Conversion of Preferred Stock                                       (0.32)      (0.04)           --         --         --
                                                                   ---------    --------      --------   --------    -------
  Net income (loss) per share applicable to Common Stockholders    $   (2.13)   $  (1.49)     $   0.45   $   0.23    $  0.11
                                                                   =========    ========      ========   ========    =======
Diluted income (loss) per share (1):
  Income (loss) from continuing operations                         $   (1.32)   $  (1.50)     $   0.44   $   0.22    $  0.11
  Loss from discontinued operations                                    (0.72)      (0.07)        (0.02)        --         --
  Extraordinary gain on retirement of Notes                             0.23        0.12            --         --         --
Charges related to Preferred Stock discount and Loss on
  Conversion of Preferred Stock                                        (0.32)      (0.04)           --         --         --
                                                                   ---------    --------      --------   --------    -------
   Diluted net income (loss) per share applicable to common
    stockholders                                                   $   (2.13)   $  (1.49)     $   0.42   $   0.22    $  0.11
                                                                   =========    ========      ========   ========    =======
Shares used in per share computations:
  Basic                                                               56,995      43,254        42,175     38,762     32,645
                                                                   =========    ========      ========   ========    =======
  Diluted                                                             56,995      43,254        44,570     40,607     34,853
                                                                   =========    ========      ========   ========    =======

                                                                                        December 31,
                                                                      1999        1998       1997       1996       1995
                                                                      ----        ----       ----       ----       ----
                                                                                        (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                                          $  11,629    $ 29,241   $ 88,145   $ 42,226    $ 8,871
Working capital                                                       31,984      78,967    196,279     90,811     38,473
Total assets                                                         213,640     315,217    305,521    155,452     62,964
Long-term debt                                                        39,858      97,769    101,690        914        491
Mandatorily Redeemable Preferred Stock                                    --      13,559         --         --         --
Mandatorily Redeemable Common Stock Warrants                              --       1,839         --         --         --
Retained earnings (accumulated deficit)                             (148,973)    (45,924)    18,380       (511)    (9,360)
Stockholders' equity                                                  89,215      99,409    148,297    112,479     47,258

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine share and per share amounts.

(2) The financial information presented in this Annual Report on Form 10-K has been restated to include (a) the operating results of Control Resources Corporation (CRC), which was acquired in a pooling-of-interests transaction on May 29, 1997; (b) RT Masts Limited (RT Masts) and Telematics, Inc. (Telematics), which were acquired in pooling-of-interests transactions on November 27, 1997, (c) to revise the accounting treatment of certain contracts with a major customer, the net effect of which was to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million; and (d) the decision to report the divestiture of its wholly owned Italian subsidiary Technosystem as a discontinued operation resulting in this business segment no longer being included in the Company's financial statements on a line item basis, but instead shown separately as a discontinued operation. See Notes 2, 3 and 8 to the Consolidated Financial Statements.

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

Overview

     We supply equipment and services for access to worldwide telecommnications and broadcast networks. We founded the Company in April 1991 to develop, manufacture, market and sell millimiter wave radio systems for wireless networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. The Company also provides software and related services for these products. Additionally, we offer turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. Our point-to-multipoint radio system for use in the telecommunications industry has reached the production stage and shipments resulted in production revenues beginning in the fourth quarter of 1999. We anticipate that our ability to generate future revenues and profits will depend in large part on the success of the point-to-multipoint product line.

     The net loss for 1999 included unusual charges of $36.5 million which were related to our Product segment. The net loss in 1998 included restructuring and other charges of $26.6 million and acquired in-process research and development charges of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net losses in 1999 and 1998 were primarily due to the worldwide downturn in the telecommunications equipment market as a whole which began in the second half of 1998, in part due to the economic turmoil in Asia. We experienced a sharp decrease in sales beginning in September 1998, and began a cost reduction program shortly thereafter.

     The Company amended, and pursuant to those amendments has revised, its 1998 and first quarter of 1999 financial statements to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which provided for subsequent payments of $8 million to this customer, specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect of this restatement was to reduce 1998 revenue and increase pretax loss by $7.1 million and to reduce 1999 revenue and increase 1999 pretax loss by $0.9 million.

     In March 1998, the Company recorded a charge for purchased in-process research and development (IPR&D) in a manner consistent with widely recognized appraisal practices at the date of acquisition. In the fourth quarter 1998 the Company became aware of new information which brought into question the traditional appraisal methodology and revised its purchase price allocation based upon a more current and preferred methodology. As a result, the 1998 first quarter charge for acquired IPR&D was decreased from $33.9 to $15.4 million. The result of this restatement is a decrease of $18.5 million in IPR&D charge with a corresponding increase in goodwill and other intangible assets.

Years Ended 1999, 1998 and 1997

     Sales. Sales consist of revenues from radio systems and service offerings.

     In 1999, 1998 and 1997, sales were approximately $156.9 million, $162.5 million, and $199.6 million, respectively. The 3.5% decrease in sales from 1998 to 1999 was primarily due to the continued downturn in the telecommunications equipment market.

     The 18.6% decrease in sales from 1997 to 1998 was primarily due to the market slowdown for our Tel-Link product line and a downturn and slowdown in the telecommunication equipment industry segment, due in particular to the economic turmoil in Asia and surplus capacity in the industry. During 1998, the Tel-Link product line contributed approximately 58.2% of our total sales, compared to approximately 77.6% of our total sales in 1997.

     Sales to Orange Personal Communications Services accounted for approximately 20%, 24% and 15% of total sales in 1999, 1998 and 1997, respectively. Sales to WinStar Communications accounted for approximately 11% and 11% of total sales in 1999 and 1997. Sales to Bosch Telecom accounted for approximately 13% of total sales in 1999.

     Product sales for 1999 decreased approximately $2.5 million or 2.1% during the year as compared to a decrease of approximately $50.5 million or 29.8% during 1998. Product sales represented approximately 74.2%, 73.2% and 84.9% of sales in 1999, 1998 and 1997, respectively. The decrease in product sales in 1998 was primarily due to the continued slowdown in the telecommunication equipment industry and declining prices as a result of the Pacific Rim currency crisis and surplus capacity in the industry.

     Service sales for 1999 decreased approximately $3.1 million or 7.2% from the prior year as compared to an increase of approximately $13.4 million or 44.6% during 1998. Service sales represented 25.8%, 26.8% and 15.1% of total sales in 1999, 1998 and 1997, respectively. The increase in service sales as a percentage of total sales in 1998 was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy.

     Historically, we have generated a majority of our sales outside of the United States. During 1999, we generated approximately 30.8% of our sales in the US and approximately 69.2% internationally. During 1998, we generated 25.6% of our sales in the US and 74.4% internationally. We expect to continue to generate a majority of our sales in international markets in the future.

     Many of our largest customers use our product and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from us accordingly.

     We provide our customers with significant volume price discounts, which would lower the average selling price of any particular product line as more units are sold to a given customer. In addition, we expect that the average selling price of any particular product line will also decline as such product matures and as competition increases in the future. Accordingly, our ability to maintain or increase sales will depend upon many factors, including our ability to increase unit sales volumes of our systems and to introduce and sell new systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of our more mature products.

     Gross Profit. Cost of sales consists primarily of costs related to materials, labor and overhead, and freight and duty. In 1999, 1998 and 1997, gross profits were $21.2 million, $37.9 million and $83.7 million, respectively, or 13.5%, 23.3% and 41.9% of sales, respectively.

     In 1999 and 1998, product gross margins were affected by inventory and other related charges of $21.4 million and $16.9 million, respectively. (See Restructuring and Other Charges below.) Normalized product gross profit as a percentage of product sales, not including the effect of the inventory charges described above, was approximately 27.2%, 33.7% and 41.9% in 1999, 1998 and 1997, respectively. In 1999, the decrease in such normalized product gross profit percentage was due to manufacturing variances and declining average selling prices which generated lower margins. In 1998, the decrease in product gross profit percentage was due to several factors, including a declining average selling price, changes in the product mix, excess capacity due to the market slow down, product conversion costs and other manufacturing variances.

     Service gross profit as a percentage of service sales was approximately 30.1%, 29.4% and 37.1% in 1999, 1998, and 1997, respectively. The decrease in service gross profit percentage in 1998 was due to increased price competition and changes in the service offering mix.

     Research and Development. Research and development expenses consist primarily of costs associated with personnel and equipment. Our research and development activities include the development of additional frequencies and varying operating features and related software tools. Our software products are integrated into our hardware products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and before general release to customers are capitalized, if material. To date, all software development costs incurred after the establishment of technological feasibility have been immaterial.

     In 1999, 1998 and 1997, research and development expenses were approximately $32.4 million, $38.9 million and $27.9 million, respectively. As a percentage of sales, research and development expenses decreased from 23.9% in 1998 to 20.7% in 1999, primarily due to our point-to-multipoint development project, which was completed in the fourth quarter of 1999, resulting in reduced spending for this project as compared to the prior year. The increase in research and development expenses as a percentage of sales from 14.0% in 1997 to 23.9% in 1998 was primarily due to our sales decline and the significant investment in research and development to support product development and services, including the costs associated with new product development due to the acquisition of the Cylink Wireless Group in March of 1998 and our engineering efforts to develop a point-to-multipoint product.

     Selling and Marketing. Selling and Marketing expenses consist of salaries, sales commissions, travel expenses, customer service and support expenses and costs related to advertising and trade shows. In 1999, 1998 and 1997, sales and marketing expenses were $17.1 million, $19.2 million and $12.8 million, respectively. As a percentage of sales, selling and marketing expense decreased from 11.8% in 1998 to 10.9% in 1999, primarily due to a reduction in spending during 1999. The decrease in actual spending in 1999 was due to the Company implementing a cost reduction program which included personnel reductions and the closure of sales offices in the United Arab Emirates and Mexico. As a percentage of sales, selling and marketing expense increased from 6.4% in 1997 to 11.8% in 1998, primarily due to a lower level of sales in 1998 and the expansion and start-up of our international sales and marketing organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico.

     General and Administrative. General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, and legal and other professional services. In 1999, 1998 and 1997, general and administrative expenses were $25.2 million, $24.3 million and $11.0 million, respectively. As a percentage of sales, general and administrative expense increased from 14.9% in 1998 to 16.0% in 1999, primarily due to a charge for accounts receivable write-offs and reserves of $11.8 million and charges of $3.3 million for the abandonment of one of our leased facilities in Campbell, California. Additionally, this increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in 1999 as compared to 1998. As a percentage of sales, general and administrative expense increased from 5.5% in 1997 to 14.9% in 1998, primarily due to a lower level of sales in 1998, increased staffing and other costs resulting from our international expansion and acquisitions, and a $5.4 million increase in accounts receivable reserves that were charged to general and administrative expenses as a result of our recording restructuring and other charges in 1998.

     Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. In 1999, 1998 and 1997, goodwill amortization was approximately $6.5 million, $5.0 million, and $1.4 million, respectively. The increase in goodwill amortization for 1999 as compared to 1998 was due to the Company recording a full year of amortization expense relating to the acquisition of the assets of the Cylink Wireless Group on March 28, 1998. The increase in goodwill amortization from 1997 to 1998 was due to the Company recording a full year of amortization expense for the acquisitions of and the assets of CSM, a Vienna, Virginia-based partnership, which was acquired in February 1997 and March 1997, respectively, and recording nine months of amortization for the acquisition of the Cylink Wireless Group which took place in March 1998.

     The Company is currently evaluating and revising its business plan for the Cylink Wireless Group, and based on changes to the Cylink Wireless Group's expected revenue stream, an evaluation analysis of the recoverability of the goodwill related to this acquisition may be required. Should a determination be made which indicates that the goodwill balance is impaired, the Company may be required to expense the impaired portion during 2000.

     Restructuring and other Charges. In 1999, we determined that there was a need to reevaluate our sales forecasts, and to size the business to meet a decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, and an increase to inventory reserves and related charges of approximately $21.4 million.

     In 1998, we approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Accrued restructuring costs of $4.3 million were recorded in 1998 relating to these initiatives, including severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-off of approximately $2.9 million. In addition, we recorded accounts receivable reserves of $5.4 million and inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to our existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines).

     The accrued restructuring and other charges and amounts charged against the accrual as of December 31, 1999 are as follows (in thousands):

                                                           Accrual            Additions         Expenditures           Accrual
                                                       At December 31,                         and Write-offs      At December 31,
                                                            1998                                                         1999
                                                       ---------------     ---------------     ---------------     ---------------
Severance and benefits                                 $           569      $          300     $          (869)    $             -
Facility and fixed asset write-offs                                879               3,000              (3,879)                  -
Goodwill impairment                                              2,884                   -              (2,884)                  -
                                                       ---------------     ---------------     ---------------     ---------------
Total restructuring charges                                      4,332               3,300              (7,632)                  -
                                                       ---------------     ---------------     ---------------     ---------------
Inventory reserve                                               16,922              15,400             (16,142)             16,180
Non-cancellable purchase commitments reserve                         -               6,000              (3,053)              2,947
                                                       ---------------     ---------------     ---------------     ---------------
Total inventory and other related charges                       16,922              21,400             (19,195)             19,127
                                                       ---------------     ---------------     ---------------     ---------------

Accounts receivable reserve                                      5,386              11,800              (7,517)              9,669
                                                       ---------------     ---------------     ---------------     ---------------
Total accrued restructuring and other unusual charges  $        26,640     $        36,500     $       (34,344)    $        28,796
                                                       ===============     ===============     ===============     ===============

     In-Process Research and Development. The Company has had no expenses for acquired in-process research and development in 1999.

     On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Cylink Wireless Group. The total purchase price of the acquisition was $58.2 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million was ultimately assigned to in-process research and development ("IPR&D") and expensed upon the consummation of the acquisition. In-process research and development had no alternative use at the date of acquisition and technological feasibility had not been established.

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

     During 1998, due to limited staff and facilities, the Company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project has a total remaining expected development cost of approximately $2.4 million and, due to the allocation of resources is not expected to be completed prior to the end of year 2000. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, was completed during 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects were completed during 1999 at an estimated total cost of $0.6 million.

     If the remaining projects are not successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired.

     Interest Expense. In 1999, 1998, and 1997, interest expense was $8.2 million, $8.7 million and $1.8 million, respectively. For 1999 and 1998, interest expense consisted primarily of interest and fees incurred on borrowings under our bank line of credit, interest on the principal amount of our subordinated 4 1/4% convertible promissory notes due 2002 (the Notes), equipment leases, contractual penalties for late filing of the registration statement in connection with the issuance of the Series B Convertible Preferred Stock and the related warrants, and finance charges related to our receivables purchase agreements. For 1997, interest expense consisted primarily of interest accrued on our bank line of credit and equipment lease lines. Given our current lower debt levels, we expect interest expense to decrease in 2000.

     Other income (expense), net. In 1999, other income and expense consists primarily of the final Cylink Wireless purchase price dispute settlement of $3.3 million. For 1999, 1998 and 1997, interest income consisted primarily of interest generated from cash maintained in its interest bearing bank accounts. In 1999, 1998 and 1997, interest income was $0.6 million, $1.5 million and $1.5 million, respectively. For 1999, 1998 and 1997, we incurred net other expenses of $3.2 million, $(0.1) million, and $0.5 million.

     Sales contracts negotiated in foreign currencies have been primarily limited to British Pound Sterling contracts and Italian Lira contracts, and any balance sheet impact to date due to currency fluctuations in British Pound Sterling or Italia Lira has been insignificant. We may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market. We have entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of December 31, 1999, we had forward exchange contracts valued at approximately $3.5 million. The forward contracts generally have maturities of six months or less.

     Discontinued operations. In August 1999, the Company's Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business is being reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the 1999 Consolidated Balance Sheet, "net assets of discontinued operations", and in the "discontinued operations" line of the Consolidated Statements of Operations. The "net assets of discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of the business.

     Extraordinary Item. In December 1999, we exchanged an aggregate of $23.8 million of our Notes for an aggregate of 2,359,000 shares of our Common Stock with a fair market value of $17.8 million. This transaction resulted in an extraordinary gain of $6.0 million. In January and February of 1999, we exchanged an aggregate of $25.5 million of our Notes for an aggregate of 2,792,000 shares of our Common Stock with a fair market value of $18.3 million and recorded an extraordinary gain of $7.2 million. In December 1998, we exchanged an aggregate of $14.3 million of our Notes for an aggregate of 2,467,000 shares of our Common Stock with a fair market value of $9.0 million, which resulted in an extraordinary gain of $5.3 million.

     Charge related to preferred stock discount. In 1999 and 1998 we recorded charges of $18.5 million and $1.8 million, respectively, related to preferred stock discount increasing the loss attributable to Common Stockholders. In November 1999, we entered into agreements with the Series B preferred shareholders to eliminate their redemption rights and their past and future late registration premiums and penalties in exchange for 220,000 shares of Common Stock, warrants to purchase 443,000 share of Common Stock, and a $400,000 promissory note convertible (with interest) into Common Stock at a conversion price of approximately $4.72 per share. As a result of these transactions, we recorded a charge in 1999 of approximately $6.3 million relating to these agreements.

     In December 1998, we completed a private placement of 15,000 shares of a newly designated Series B Convertible Participating Preferred stock and warrants to purchase up to 1,242,000 shares of Common Stock for $15 million. During the period of conversion of the Series B preferred stock, we recorded a charge for the accretion of the Series B preferred stock to its redemption value as a dividend to the holders of the Series B preferred stock. Consequently, the Company recorded a charge of approximately $1.8 million to its accumulated deficit in 1998.

     In June 1999, we exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,135,000 shares of mandatorily redeemable Common Stock. We also exchanged outstanding mandatorily redeemable warrants to purchase 1,242,000 shares of Common Stock, which were held by the Series B Convertible Preferred Stockholders, for new warrants with an exercise price of $3.00 per share rather than $3.47 per share. We recorded a charge in 1999 of approximately $12.2 million resulting from this exchange.

    Provision (Benefit) for Income Taxes. The Company's effective tax rates for 1999, 1998 and 1997 were 1.4%, 16.9% and 36.9% respectively. The Company's effective tax rate is less than the combined federal and state statutory rate due principally to net operating losses and loss credit carry forwards available to offset taxable income. Though most of the Company's sales are to foreign customers, the majority of the Company's pre-tax income is domestic as most sales originate in the United States.

Liquidity And Capital Resources

     Since its inception in August 1991, we have financed our operations and met our capital requirements through net proceeds of approximately $89.5 million from our initial and two follow-on public offerings of our Common Stock, two private placements of Common Stock yielding approximately $43.0 million in January 2000 and $38.3 million in June 1999, four preferred stock financings aggregating approximately $32.2 million, including a $13.6 million preferred stock financing in 1998, Notes with net proceeds of approximately $97.5 million in 1997 and borrowings under bank lines of credit and equipment lease arrangements.

     In 1999, we used approximately $29.4 million of cash in operating activities, primarily due to the net loss of $103.0 million and the non-cash gain on exchange of Convertible Notes of $13.2 million offset by non-cash charges for restructuring and other charges aggregating $36.5 million and the loss on disposal of discontinued operations of $26.9 million. In addition, the Company experienced increases in operating cash flow from non-cash depreciation and amortization, and an increase related to accrued liabilities offset by a decrease related to accounts receivable.

     During 1999, we used approximately $4.7 million in investing activities primarily for the acquisition of property and equipment offset by proceeds on sales of property and equipment of $1.4 million.

     During 1999, we retired approximately $49.3 million of our 4 1/4% Convertible Subordinated Notes ("Notes") through the issuance of approximately
5.2 million shares of Common Stock. These non-cash exchanges resulted in an extraordinary gain of approximately $13.2 million.

     In 1999, we generated approximately $17.1 million from financing activities. We repaid approximately $21.5 million of borrowings under our bank line of credit and other banking relationships, and received approximately $38.3 million in net proceeds from a private placement of approximately 10.1 million shares of Common Stock in June.

     At December 31, 1999, we had working capital of approximately $32.0 million. In recent years, we have realized most of our sales near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital.

     Our principal sources of liquidity as of December 31, 1999 consisted of approximately $11.6 million of cash and cash equivalents. At December 31, 1998, we had approximately $29.2 million in cash and cash equivalents. At December 31, 1999, we had borrowed or had used as security for letters of credit approximately $27.0 million under our line of credit, which expired on January 15, 2000. In January 2000, we received approximately $43 million in net proceeds from a private placement of Common Stock. Approximately $27 million of the proceeds were used to repay our entire borrowings under the line of credit. In addition, we entered into a new loan agreement for $12 million. The loan matures on January 31, 2001, subject to annual renewals. Borrowings under the line are secured by our cash deposits, receivables, inventory, equipment, investment property and intangibles. The maximum borrowings under the agreement will be limited to 85% of eligible accounts receivable, not to exceed $12 million. We issued the lender warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005.

     In addition to the revolving line of credit, our foreign subsidiaries have lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. At December 31, 1999, $1.1 million had been drawn down under these facilities. Subsequent to our year-end these liabilities were assumed by the purchasers of Technosystems upon the consummation of its disposition.

     At present, we do not have any material commitments for capital equipment purchases. However, our future capital requirements will depend upon many factors, including the repayment of our debt, the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of our radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for our acquired entities, the progress of our research and development efforts, expansion of our marketing and sales efforts, our results of operations and the status of competitive products. We believe that cash and cash equivalents on hand, cash flow from operations and funds available, if any, from our loan agreement are adequate to fund our operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that we will not require additional financing prior to such date to fund its operations.

     We have in the past and may from time to time in the future sell its receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that we will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that our financial resources are insufficient to fund our activities and to repay our debts, additional funds will be required. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease our acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations. For risk factors associated with our future capital requirements, please see "Rapid Technological Change - Additional Capital Requirements."

Acquisitions

     On March 28, 1998, we acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Wireless Communications Group of Cylink Corporation (the Cylink Wireless Group). The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board ("APB") Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

     The total purchase price of the acquisition was $58.2 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million was ultimately assigned to in-process research and development and expensed in 1998. Developed technology is being amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce is being amortized on a straight-line basis over three years, and the remaining intangibles, including goodwill and core technology are being amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of the Cylink Wireless Group was $5.2 million for 1999 and $3.7 in 1998.

     Among the factors considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions, such as research projects in areas supporting products which address the growing third world markets by offering a new point-to-multi-point product, a faster, less expensive more flexible point-to-point product, and the development of enhanced Airlink products, consists of a Voice Extender, Data Metro II, and RLL encoding products.

     If none of these projects are successfully developed, the Company's sales and profitability may be materially adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired.

Year 2000 Readiness Disclosure and Euro Compliance

  To date, we have not experienced year 2000 problems related to our products or our external relationships. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 problems.

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and the Euro and adopted the Euro as their common legal currency (the "Euro Conversion"). The impact of the Euro Conversion was not material to the Company in 1999. The Company is currently unsure of the future impact that the Euro Conversion will have, particularly as it relates to its European operations. However, the Company does not anticipate that the Euro Conversion will have a material adverse effect on its future business, financial condition, results of operations, or cash flows.

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

History of Losses

     From inception to December 31, 1999, the Company had generated an accumulated deficit of approximately $149.0 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $149.0 million at December 31, 1999 was due primarily to the net loss of $62.5 million in 1998, as well as a net loss of $103.0 million in 1999.

     The net loss in 1999 included a loss on the discontinuation of Technosystem, S.p.A of $40.8 million and unusual charges of $36.5 million which were related to the Company's Product Business Segment. The net loss in 1998 included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in 1998 and 1999 was primarily due to the worldwide downturn in the telecommunications equipment market as a whole which began in the second half of 1998, in part due to the economic turmoil which began in Asia. The Company experienced a sharp decrease in its sales beginning in September 1998, as compared to prior quarters. The Company laid off a portion of its work force in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, certain of its facilities, fixed assets and goodwill in the third quarter of 1998 and in the second quarter of 1999.

     To date, the Company generated sales of approximately $805.9 million (including Technosystem S.p.A and Cemetel S.p. A.) since inception. From inception in October 1993 through December 31, 1996, sales were $234.1 million or 29.0% of sales to date. For the period from January 1, 1997 through June 30, 1998, the Company entered into a growth stage, resulting in sales of $336.7 million for this 18 month period or 41.8% of total sales to date. Sales of $235.1 million or 29.2% of total sales were generated in the 18 month period from July 1, 1998 through December 31, 1999. The decrease in sales during the 18 months ended December 31, 1999 was primarily due to the worldwide downturn in the telecommunications equipment market as a whole, which began in the second half of 1998, in part due to the economic turmoil which began in the Pacific Rim countries. There can be no assurance that the Company's revenue will return to or increase from the levels experienced in 1997 or the first half of 1998, or that sales will not decline.

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

Customer Concentration

     For 1999 and 1998, approximately two hundred customers accounted for substantially all of the Company's sales. Sales to Orange Personal Communications Services accounted for approximately 20%, 24% and 15% of total sales in 1999, 1998 and 1997, respectively. Sales to WinStar Communications accounted for approximately 11% and 11% of total sales in 1999 and 1997. Sales to Bosch Telecom accounted for approximately 13% of total sales in 1999. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Continental Europe. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis.

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

Fluctuations in Operating Results

     The Company has experienced and will continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of its current and potential customers is complex and lengthy. As a result, the timing and amount of sales is often difficult to predict reliably. The sale and implementation of its products and services generally involves a significant commitment of senior management, as well as its sales force and other resources. The sales cycle for its products and services typically involve technical evaluation and commitment of cash and other resources and delays often occur. Delays are frequently associated with, among other things:

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

Inventory

     The Company's customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires the Company to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If the Company over or under-estimates inventory requirements, its results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is not used or becomes obsolete. This risk was realized in the large inventory write-downs in the second quarter of 1999.

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

Expenses

     Magnifying the effects of any sales shortfall, a material portion of the Company's expenses are fixed and difficult to reduce should sales not meet expectations.

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

     Because of all of the foregoing factors, in some future quarter or quarters the Company's operating results may be below those projected by public market analysts, and the price of its common stock may continue to be materially adversely affected. Because of lack of order visibility and the current trend of order delays, deferrals and cancellations, the Company cannot assure that it will be able to achieve or maintain its current or recent historical sales levels.

     The Company incurred a net loss for each of the quarters in 1998 and 1999. The Company may also incur operating and net losses in subsequent periods, especially if market conditions continue to be weak. Additionally, management continues to evaluate market conditions in order to assess the need to take further action to more closely align the Company's cost structure with anticipated revenues. Any subsequent actions could result in further restructuring charges, inventory write-downs and provisions for the impairment of long-lived assets.

Acquisition Related Risks

     The Company may be unable to realize the full value of its past acquisitions

     From April 1996 through 1998, the Company has acquired nine complementary companies and businesses. Integration and management of these companies into the Company's business is ongoing. Some of these acquisitions have not resulted in the benefits originally anticipated and two of these companies, Technosystem S.p.A. and Cemetel S.p.A. were divested in February, 2000 and the Company is exploring the possibility of disposing of Control Resources Corporation. The Company has encountered or expects to encounter the following problems relating to such transactions:

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

     Expansion of its operations and acquisitions in prior periods have caused and continue to impose a significant strain on the Company's management, financial, manufacturing and other resources and have disrupted its normal business operations. The Company's ability to manage any possible future growth may depend upon significant expansion of its executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements relating to inventory control. In particular, the Company must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. The Company cannot be certain that attempts to manage or expand its marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. The Company must efficiently coordinate activities in its companies and facilities in Italy, the United Kingdom, California, New Jersey, Florida, Virginia, and elsewhere. For a number of reasons, the Company has in the past experienced and may continue to experience significant problems in these areas. For example, the Company has experienced difficulties due to the acquired businesses utilizing differing business and accounting systems, currencies, and a variety of unique customs, cultures, and language barriers. Additionally, the products and associated marketing and sales processes differ for each acquisition.

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

     If the Company cannot develop new products in a timely manner or fails to achieve increase sales of new products at a higher average selling price, then the Company would be unable to offset declining average selling prices. If the Company is unable to offset declining average selling prices, its gross margins will decline.

Accounts Receivable

     The Company is subject to credit risk in the form of trade account receivables. The Company is often unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. In addition, many of its foreign customers are granted longer payment terms than those typically existing in the United States. The Company's current credit policy on customers both domestically and internationally requires letters of credit and/or down payments for those customers deemed to be a high risk and open credit for customers which are deemed creditworthy and have a history of timely payments with the Company. The Company's current credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company has had difficulties in the past in receiving payment in accordance with its policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. In 1999, the Company recorded charges of $11.8 million for accounts receivable write-offs and reserves. Such difficulties may continue in the future, which could have a further material adverse effect on its business, financial condition and results of operations.

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

     In addition, to maintain its ISO 9001 registration, the Company must periodically undergo certification assessment. Failure to maintain such registration could materially adversely affect its business. The Company completed ISO 9001 registration for its United Kingdom sales and customer support facility in 1996 and its Geritel facility in Italy in 1996. Other facilities are also attempting to obtain ISO 9001 registration. Such registrations may not be achieved and the Company may be unable to maintain those registrations the Company has already completed. Any such failure could have a material adverse effect on its business, financial condition and results of operations.

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

Uncertainty in International Operations

     In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas. Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired three companies based in Italy, Technosystem S.p.A., Cemetel S.p.A., and P-Com Italia S.p.A., and two United Kingdom-based companies, RT Masts and Telesys Limited, as well as the acquisition of the assets of the Cylink Wireless Group, a division with substantial international operations. Many of these acquired companies sell their products and services primarily to customers in Europe, the Middle East and Africa. In February 2000, the Company sold Technosystem S.p.A. and Cemetel S.p.A. at a significant loss. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future.

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

Substantial Amount of Debt

     As of December 31, 1999, its total indebtedness including current liabilities was approximately $124.4 million and its stockholders' equity was approximately $89.2 million. The Company's ability to make scheduled payments of the principal and interest on indebtedness will depend on future performance, which is subject in part to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will be able to make payments on its debt in the future.

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

Change of Control Inhibition

     Members of the Company's board of directors and executive officers, together with members of their families and entities that may be deemed affiliates of or related to such persons or entities, beneficially own approximately 3% of the outstanding shares of common stock. As a practical matter, these stockholders are able to influence the election of the members of its board of directors and influence the outcome of corporate actions requiring stockholder approval, such as mergers and acquisitions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The foreign exchange forward contracts described above generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of nine months or less. These contracts generally do not subject the Company to significant market risk from exchange rate movements because the contracts are designed to offset gains and losses on the balances and transactions being hedged. At December 31, 1999, the Company had forward contracts to sell approximately $3.5 million in British pounds. The fair value of forward exchange contracts approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

     The functional currency of the Company's wholly owned and majority-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at December 31, 1999, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. In 1998, a near-term 10% appreciation or depreciation of the U.S. dollar was also determined to have an insignificant effect. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

     The Company's Notes bear interest at a fixed rate, therefore, the Company's financial condition and results of operations would not be affected by interest rate changes in this regard. Borrowings under the Company's loan agreement entered into in January 2000 are subject to interest at the greater of 8% or prime rate plus 2%. An increase in prime rate would not be material to the Company's financial condition or results of operations. If the Company were not able to renew its existing loan agreement, which matures on January 31, 2001, it is possible that any replacement lending facility obtained by the Company might be more subject to interest rate changes.

ITEM 8.   FINANCIAL STATEMENTS

                                  P-COM, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                            Page
                                                                                                                            ----
FINANCIAL STATEMENTS:

   Report of Independent Accountants...................................................................................       38

   Consolidated Balance Sheets at December 31, 1999 and 1998...........................................................       39

   Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997.........................       40

   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997...............       42

   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..........................       43

   Notes to Consolidated Financial Statements..........................................................................       44

FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and Qualifying Accounts.....................................................................       62


     All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To The Board Of Directors And Stockholders Of P-Com, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of P-Com, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California


March 30, 2000

                                  P-COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                                     DECEMBER 31,
                                                                                                   1999        1998
                                                                                                   ----        ----
ASSETS                                                                                                      (restated)
                                                                                                           (See Note 2)
Current assets:
   Cash and cash equivalents                                                                    $  11,629    $ 29,241
   Accounts receivable, net of allowances of $14,899 and $9,591 respectively                       38,935      51,392
   Inventory                                                                                       46,849      79,026
   Prepaid expenses and notes receivable                                                           15,987      21,949
   Net assets of discontinued operations                                                            3,151          --
                                                                                                ---------    --------
          Total current assets                                                                    116,551     181,608
Property and equipment, net                                                                        36,626      52,086
Deferred income taxes                                                                               9,858       9,678
Goodwill and other assets                                                                          50,605      71,845
                                                                                                ---------    --------
                                                                                                $ 213,640    $315,217
                                                                                                =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                             $  34,275    $ 39,618
   Accrued employee benefits                                                                        2,894       3,345
   Other accrued liabilities                                                                       15,841      10,318
   Deferred contract obligation                                                                     8,000       3,000
   Notes payable                                                                                   23,557      46,360
                                                                                                ---------    --------
          Total current liabilities                                                                84,567     102,641
                                                                                                ---------    --------

Other long term liabilities                                                                         3,542      12,119
                                                                                                ---------    --------
Convertible Subordinated Notes                                                                     36,316      85,650
                                                                                                ---------    --------

Series B Mandatorily Redeemable Convertible Preferred Stock                                            --      13,559
                                                                                                ---------    --------
Mandatorily Redeemable Common Stock Warrants                                                           --       1,839
                                                                                                ---------    --------
Commitments and contingent liabilities (Notes 12 and 16)

Stockholders' equity:
   Series A Preferred Stock                                                                            --          --
   Common Stock, $0.0001 par value; 95,000 shares authorized; 67,400 and 45,870
    shares issued and outstanding at December 31, 1999 and 1998, respectively                           7           5
   Additional paid-in capital                                                                     238,721     145,246
   Accumulated deficit                                                                           (148,973)    (45,924)
   Accumulated other comprehensive income (loss)                                                     (540)         82
                                                                                                ---------    --------
          Total stockholders' equity                                                               89,215      99,409
                                                                                                ---------    --------
                                                                                                $ 213,640    $315,217
                                                                                                =========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                                 1999         1998       1997
                                                                                 ----         ----       ----
                                                                                           (restated)
                                                                                          (See Note 2)
Sales:
  Product                                                                      $ 116,409    $118,948   $169,453
  Service                                                                         40,470      43,597     30,157
                                                                               ---------    --------   --------
     Total sales                                                                 156,879     162,545    199,610
                                                                               ---------    --------   --------

Cost of sales:
  Product                                                                        107,378      93,829     96,948
  Service                                                                         28,274      30,777     18,968
                                                                               ---------    --------   --------
     Total cost of sales                                                         135,652     124,606    115,916
                                                                               ---------    --------   --------
Gross profit                                                                      21,227      37,939     83,694
                                                                               ---------    --------   --------

Operating expenses:
  Research and development                                                        32,431      38,882     27,854
  Selling and marketing                                                           17,135      19,224     12,795
  General and administrative                                                      25,179      24,260     11,029
  Goodwill amortization                                                            6,547       5,023      1,380
  Restructuring charge                                                             3,300       4,332         --
  Acquired in-process research and development                                        --      15,442         --
                                                                               ---------    --------   --------
          Total operating expenses                                                84,592     107,163     53,058
                                                                               ---------    --------   --------
Income (loss) from continuing operations                                         (63,365)    (69,224)    30,636

Interest expense                                                                  (8,175)     (8,652)    (1,811)
Other income (expense), net                                                       (2,537)      1,446      1,988
                                                                               ---------    --------   --------
Income (loss) from continuing operations before income taxes and
 extraordinary item                                                              (74,077)    (76,430)    30,813

Provision (benefit) for income taxes                                               1,407     (11,501)    11,018
                                                                               ---------    --------   --------

Income (loss) from continuing operations before extraordinary item               (75,484)    (64,929)    19,795
                                                                               ---------    --------   --------
Discontinued operations:
     Loss from operations                                                        (13,903)     (2,869)      (904)
     Loss on disposal                                                            (26,901)         --         --
                                                                               ---------    --------   --------
                                                                                 (40,804)     (2,869)      (904)
                                                                               ---------    --------   --------
Extraordinary gain on retirement of Notes                                         13,239       5,333         --
                                                                               ---------    --------   --------
     Net income (loss)                                                         $(103,049)   $(62,465)  $ 18,891
                                                                               =========    ========   ========
Net income (loss) applicable to Common Stockholders:
     Net income (loss)                                                         $(103,049)   $(62,465)  $ 18,891
     Charge related to Preferred Stock discount                                       --      (1,839)        --
     Loss on conversion of Preferred Stock to Common Stock                       (18,521)         --         --
                                                                               ---------    --------   --------
     Net income (loss) applicable to Common Stockholders                       $(121,570)   $(64,304)  $ 18,891
                                                                               =========    ========   ========
Basic income (loss) per share:
     Income (loss) from continuing operations                                  $   (1.32)   $  (1.50)  $   0.47

     Loss from discontinued operations                                             (0.72)      (0.07)     (0.02)
     Extraordinary gain on retirement of Notes                                      0.23        0.12         --
     Charges related to Preferred Stock discount and loss on
       Conversion of Preferred Stock to Common Stock                               (0.32)      (0.04)        --
                                                                               ---------    --------   --------
Basic net income (loss) per share applicable to common stockholders            $   (2.13)   $  (1.49)  $   0.45
                                                                               =========    ========   ========
Diluted income (loss) per share:
          Income (loss) from continuing operations                             $   (1.32)   $  (1.50)  $   0.44
          Loss from disposal of discontinued operations                            (0.72)      (0.07)     (0.02)
          Extraordinary gain on retirement of Notes                                 0.23        0.12         --

          Charges related to Preferred Stock discount and loss on
           Conversion of Preferred Stock to Common Stock                           (0.32)      (0.04)        --
                                                                               ---------    --------   --------
Diluted net income (loss) per share applicable to Common Stockholders          $   (2.13)   $  (1.49)  $   0.42
                                                                               =========    ========   ========

Shares used in per share computations:
          Basic                                                                   56,995      43,254     42,175
                                                                               =========    ========   ========
          Diluted                                                                 56,995      43,254     44,570
                                                                               =========    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                                                                             Accum.
                                                                                                             Other
                                                                                             Retained        Compre-    Compre-
                                                               Common Stock   Additional     Earnings        hensive    hensive
                                                              --------------    Paid-In   (Accumulated)      Income     Income
                                                              Shares  Amount    Capital      Deficit)        (Loss)     (Loss)
                                                              ------  ------  -----------  -----------      --------  -----------
Balance at December 31, 1996                                  40,837      $4    $112,913    $    (511)       $    73

Conversion of shareholder's loan to equity by Geritel              -       -         368            -
Issuance of Common Stock for the purchase of CSM                 797       -      14,500            -
Issuance of Common Stock upon exercise of stock
  options and warrants                                           878       -       2,912            -
Cumulative translation adjustment                                  -       -           -            -         (1,895)   $  (1,895)
Issuance of Common Stock under employee stock purchase plan      152       -       1,042            -
Net income                                                         -       -           -       18,891                      18,891
                                                                                                                       ----------
Comprehensive income                                                                                                    $  16,996
                                                              ------  ------  ----------   ----------        -------   ==========
Balance at December 31, 1997                                   42,664       4     131,735       18,380         (1,822)

Issuance of Common Stock upon exercise of stock
  options and warrants                                           499       -       2,651            -
Issuance of Common Stock under employee stock
  purchase plan                                                  240       -       1,842            -
Issuance of Common Stock upon retirement of
  Covertible subordinated Notes due 2002                       2,467       1       9,018            -
Charge related to Preferred Stock discount                         -       -                   (1,839)
Cumulative translation adjustment                                  -       -           -            -           1,904        1,904
Net loss (restated)(See Note 2)                                    -       -           -      (62,465)                     (62,465)
                                                                                                                        ----------
Comprehensive loss (restated)                                                                                            $ (60,561)
                                                              ------  ------  ----------   ----------         -------   ==========
Balance at December 31, 1998 (restated)(See Note 2)           45,870       5     145,246      (45,924)             82

Issuance of Common Stock, net of issuance costs               10,068       1      38,274
Issuance of Common Stock in exchange for
  convertible notes                                            5,171       -      36,095
Charge to Common stockholders resulting from the
  conversion of redeemable Preferred Stock to
  redeemable Common Stock                                                        (10,190)
Charge to Common stockholders resulting from
  repricing of warrants                                                           (2,000)
Charge to Common stockholders resulting from
  penalties due to certain Common stockholders                                    (6,331)
Issuance of Common Stock and Common Stock
  warrants in satisfaction of penalties due to certain
  Common stockholders                                            220       -       4,886
Reclassification of Mandatorily redeemable Common
  Stock and Common Stock Warrants resulting from
  the cancellation of redemption rights                        5,135       1      29,007
Issuance of Common Stock upon exercise of stock
  options                                                        725       -       3,016
Issuance of Common Stock under employee stock
  purchase plan                                                  211       -         718
Cumulative translation adjustment                                                                               (622)        (622)
Net loss                                                                                     (103,049)                   (103,049)
                                                                                                                       ----------
Comprehensive loss                                                                                                      $(103,671)
                                                              ------  ------  ----------   ----------        -------   ==========
Balance at December 31, 1999                                  67,400      $7    $238,721    $(148,973)       $  (540)
                                                              ======  ======  ==========   ==========        =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------------
                                                                                    1999           1998             1997
                                                                                  ----------       ----------     ---------
                                                                                                   (restated)
Cash flows from operating activities:
   Net income (loss)                                                                $ (103,049)     $ (62,465)      $  18,891
   Adjustments to reconcile net income (loss) to net cash used in operating activities, net of effect of acquisitions:
          Loss on disposal of discontinued operations                                   26,901             -               -
          Depreciation                                                                  11,783         11,544           6,013
          Amortization of goodwill and other intangible assets                           7,798          6,827           2,207
          Loss on sale of property and equipment                                         2,157             -               -
          Change in minority interest                                                       -            (604)            (15)
          Deferred income taxes                                                           (180)        (7,981)             14
          Acquired in-process research and development expenses                             -          15,442              -
          Restructuring charges                                                          3,300             -               -
          Inventory charge                                                              11,800             -               -
          Accounts receivable charge                                                    21,400             -               -
          Gain on exchange of convertible notes                                        (13,239)        (5,333)             -
   Change in assets and liabilities:
          Accounts receivable                                                          (13,395)        23,905         (19,375)
          Inventory                                                                        563        (15,016)        (20,807)
          Prepaid expenses and notes receivable                                          3,800         (9,109)            110
          Other assets                                                                     295          2,684          (5,111)
          Accounts payable                                                                   1         (1,390)          4,443
          Accrued employee benefits                                                        362           (585)          1,967
          Other accrued liabilities                                                     12,478          2,709          (4,746)
          Deferred contract obligation                                                      -           8,000              -
          Income taxes payable                                                          (2,189)        (6,409)          3,915
                                                                                     ---------      ---------       ---------
   Net cash used in operating activities                                               (29,414)       (37,781)        (12,494)
                                                                                     ---------      ---------       ---------
Cash flows from investing activities:
        Acquisition of property and equipment                                           (6,054)       (29,187)        (16,922)
        Proceeds from sale of property and equipment                                     1,373             -               -
        Acquisitions, net of cash received                                                  -         (61,398)        (10,855)
                                                                                     ---------      ---------       ---------
   Net cash used in investing activities                                                (4,681)       (90,585)        (27,777)
                                                                                     ---------      ---------       ---------

Cash flows from financing activities:
        Proceeds (repayments) of notes payable                                         (21,525)        46,067         (12,651)
        Proceeds from issuance of common stock, net of expenses                         38,274             -               -
        Proceeds from exercise of stock options and warrants                             3,734          4,493           3,955
        Proceeds (repayments) from long-term obligations                                (3,378)         1,882            (719)
        Proceeds from convertible debt offering, net of expenses                            -              -           97,500
        Proceeds from issuance of preferred stock and warrants, net                         -          13,559              -
        Proceeds from sale-leaseback transaction                                            -           1,557              -
                                                                                     ---------      ---------       ---------
Net cash provided by financing activities                                               17,105         67,558          88,085
                                                                                     ---------      ---------       ---------

Effect of exchange rate changes on cash                                                   (622)         1,904          (1,895)
                                                                                     ---------      ---------       ---------

Net increase (decrease) in cash and cash equivalents                                   (17,612)       (58,904)         45,919
Cash and cash equivalents at the beginning of the year                                  29,241         88,145          42,226
                                                                                     ---------      ---------       ---------
Cash and cash equivalents at the end of the year                                     $  11,629      $  29,241       $  88,145
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

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Foreign currency translation

     The functional currencies of the Company's foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded as a component of comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations in the periods incurred, and were not material in all periods presented.

     Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The estimated fair value of the Company's Convertible Subordinated Notes included in long-term debt was approximately 74% of par or $21.7 million at December 31, 1999. The estimated fair value of all other financial instruments at December 31, 1999 and 1998 approximated cost.

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

Research and development and software development costs

     Research and development costs are expensed as incurred. The Company's software products are integrated into its hardware products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and before general release to customers are capitalized, if material. To date, all software development costs incurred subsequent to the establishment of technological feasibility have been immaterial.

     Goodwill

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit ranging from three to twenty years.

     Impairment of long-lived assets

     In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

     Comprehensive income (loss)

     The Company has adopted SFAS 130, "Reporting Comprehensive Income". Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company's foreign currency translation, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive income (loss) in 1999, 1998 and 1997 has been reflected in the Consolidated Statements of Stockholders' Equity.

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

     To date, the Company has sold most of its products in international markets. Sales to several customers have been denominated in British pounds, and at December 31, 1999 and 1998 amounts due from these customers represented 28% and 49%, respectively, of accounts receivable. Any gains and/or losses incurred on the settlement of these receivables are included in the financial statements as they occur.

     The Company extends credit terms to international customers of up to 120 days, which is consistent with local business practices. The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then generally made either on 30 to 90 day payment terms, COD or letters of credit.

     At December 31, 1999 and 1998, approximately 43% and 75%, respectively, of trade accounts receivable represents amounts due from three and four customers, respectively. The Company has an agreement with certain banks to sell, without recourse, certain of its trade accounts receivable. During 1999 and 1998, the Company sold approximately $12 million and $57 million, respectively, of its trade accounts receivable. For this service, the banks received a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. In 1999, 1998, and 1997, there were no material gains or losses on accounts receivable sold without recourse.

     The following table summarizes the percentage of sales to Company's significant customers with sales of 10% or more:



                                                   Year ended December 31,
                                                1999        1998         1997
                                               ------      ------       ------
                                                      (restated)
     Customer A                                  24%         25%          15%
     Customer B                                  11          --           11
     Customer C                                  13          --           --

     Off-balance sheet risk


     The Company enters into foreign forward exchange contracts to reduce the impact of currency fluctuations on sales to British customers. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. The foreign forward exchange contracts generally require the Company to sell foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The forward contracts generally have maturities of six months or less.

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

     At December 31, 1999 and 1998, the Company had forward exchange contracts to sell approximately $3.5 million and $26.1 million in British pounds, respectively. The fair value of forward exchange contracts, which is determined based on a comparison of the exchange rate per the contract and the market exchange rate on December 31, 1999, approximates cost. The Company does not anticipate any material adverse effect on its financial position resulting from the use of these instruments.

Reclassifications

     Certain amounts reported in prior years' financial statements have been reclassified to conform with the current year presentation.

NOTE 2 -- RESTATEMENT OF FINANCIAL STATEMENTS

     The Company has revised its 1998 and first quarter of 1999 financial statements to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which provided for subsequent payments of $8 million to this customer specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. As of December 31, 1999, payment obligations of $8 million under this contract remained outstanding. The net effect of this restatement was to reduce 1998 revenue and increase pretax loss by $7.1 million and to reduce the first quarter of 1999 revenue and increase 1999 pretax loss by $0.9 million.

     In March 1998, the Company recorded a charge for purchased in-process research and development (IPR&D) in a manner consistent with widely recognized appraisal practices at the date of acquisition. In the fourth quarter 1998 the Company became aware of new information which brought into question the traditional appraisal methodology and revised its purchase price allocation based upon a more current and preferred methodology. As a result, the 1998 first quarter charge for acquired IPR&D was decreased from $33.9 to $15.4 million. The result of this restatement was a decrease of $18.5 million in IPR&D charge with a corresponding increase in goodwill and other intangible assets.


NOTE 3 -- DISCONTINUED OPERATION

     In August 1999, the Company's Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business is being reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the 1999 Consolidated Balance Sheet, "net assets of discontinued operations", and in the "discontinued operations" line of the Consolidated Statements of Operations.
The "net assets of discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of the business. The Statements of Operations amounts related to Technosystems in prior periods have been reclassified to discontinued operations.

     Summarized results of Technosystem are as follows (in thousands):

                                                                Year Ended
                                                               December 31,
                                                 1999             1998             1997
                                              ---------        ---------        ---------
     Sales                                   $    6,483        $  25,258        $  21,092
                                             ==========        =========        =========

     Loss before income taxes                $  (13,903)       $  (2,869)       $    (870)
     Provision for income taxes                       -                -               34
                                             ----------        ---------        ---------
       Net loss                              $  (13,903)       $  (2,869)       $    (904)
                                             ==========        =========        =========


     Net assets of Technosystem, as reported in the Consolidated Balance Sheets comprised the following (in thousands):


                                                               December 31,
                                                                   1999
                                                            -----------------
Current assets                                                        $17,962
Land, buildings and equipment, net                                      3,832
Other assets                                                              453
                                                            -----------------
   Total assets                                                        22,247
                                                            -----------------

Current liabilities                                                    12,369
Long-term borrowings                                                      982
                                                            -----------------
   Total liabilities                                                   13,351
                                                            -----------------

Accrual for loss on disposal of discontinued
   operations                                                           3,151
                                                            -----------------

   Net assets of discontinued operations                              $ 5,745
                                                            =================

NOTE 4 -- NET LOSS PER SHARE

     For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. For the year ended December 31, 1999, options to purchase approximately 1,715,000 shares of Common Stock were excluded from the computation. For the year ended December 31, 1999, the assumed conversion of the 41/4% Convertible Subordinated Notes ("Notes") into 5,949,000 shares of Common Stock was not included in the computation of diluted net loss per share because the effect would be antidilutive.

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations for the periods presented (in thousands of shares):


                                                                               Year Ended December 31,
                                                                              --------------------------
                                                                           1999         1998          1997
                                                                          ------      --------       ------
     Denominator for basic net income (loss) per common share             56,995         43,254       42,175
     Effect of dilutive securities:
            Stock options and warrants                                        --             --        1,826
            Convertible Subordinated Notes                                    --             --          569
                                                                          ------         ------       ------
     Denominator for diluted net income (loss) per common share           56,995         43,254       44,570
                                                                          ======         ======       ======


5 -- BALANCE SHEET COMPONENTS:

     Inventory consists of the following (in thousands):

                                                                                      December 31,
                                                                             1999                     1998
                                                                         -----------               ----------
     Raw materials                                                           $22,484                  $16,395
     Work-in-process                                                          16,019                   42,995
     Finished goods                                                            8,346                   19,636
                                                                         -----------               ----------
                                                                             $46,849                  $79,026
                                                                         ===========               ==========



     Property and equipment consist of the following (in thousands):

                                                                                      December 31,
                                                                             1999                    1998
                                                                         -----------               ----------
     Tooling and test equipment                                            $  44,910                 $ 52,718
     Computer equipment                                                       10,432                    9,210
     Furniture and fixtures                                                    5,860                    7,220
     Land and buildings                                                        2,837                    3,506
     Construction-in-process                                                   5,848                    4,878
                                                                         -----------               ----------
                                                                              69,887                   77,532
     Less - accumulated depreciation and amortization                        (33,261)                 (25,446)
                                                                         -----------               ----------
                                                                           $  36,626                 $ 52,086
                                                                         ===========               ==========


     Goodwill and other assets consist of the following (in thousands):


                                                                                      December 31,
                                                                             1999                    1998
                                                                         -----------               ----------
    Goodwill:
       Technosystems                                                               -                   15,850
       ASM                                                                    22,295                   22,295
       Cylink                                                                 34,261                   34,261
       Cemetel                                                                 4,360                    4,360
                                                                         -----------               ----------
                                                                              60,916                   76,766
     Less- accumulated amortization                                          (12,474)                  (7,698)
                                                                         -----------               ----------
       Net goodwill                                                           48,442                   69,068
     Other assets                                                              2,163                    2,777
                                                                         -----------               ----------
                                                                            $ 50,605                  $71,845
                                                                         ===========               ==========

     During 1999, the Company announced its intent to dispose of Technosystem, resulting in a goodwill write-down of $12.5 million.

     Other accrued liabilities consist of (in thousands):

                                        December 31,
                                       1999      1998
                                     -------    -------
Accrued warranty                     $ 3,060    $   383
Purchase commitment                    4,047        413
Interest Payable                       1,490        708
Lease obligations                      1,364        315
Income taxes payable                   2,098      2,843
Other                                  3,782      5,656
                                     -------    -------
                                     $15,841    $10,318
                                     =======    =======

     Other long term liabilities consist of the following (in thousands):

                                        December 31,
                                       1999      1998
                                     -------    -------
Deferred contract obligation,
 long term portion                   $     -    $ 5,000
Other                                  3,542      7,119
                                     -------    -------
                                     $ 3,542    $12,119
                                     =======    =======

NOTE 6 -- BORROWING ARRANGEMENTS:

     On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $27.46 per share and at $24.97 per share subsequent to March 1999. The Notes are redeemable by the Company, beginning on November 5, 2000, upon 30 days notice, subject to a declining redemption price. Interest on the Notes is paid semi-annually on May 1 and November 1 of each year. In 1999 and 1998, the Company issued Common Stock in exchange for a portion of these Notes and recorded extraordinary gains as follows:

     A summary of Convertible Subordinated Note activity is as follows:

                                                                                                                      Gain on
                                                                    Amount                 Shares Issued             Conversion
                                                                   --------                -------------             ----------
                                                                  (millions)                (thousands)              (millions)
     Issuance of $100 million in Convertible                           $100.0                       --                  $   --
         Subordinated Notes in November 1997
                                                                  -----------              -----------               ---------
     Balance at December 31, 1997                                       100.0                       --                      --

     Conversion of Notes in December 1998                               (14.4)                   2,467                     5.3
                                                                  -----------              -----------               ---------
     Balance at December 31, 1998                                        85.6                    2,467                     5.3

     Conversion of Notes in January and February 1999                   (25.5)                   2,812                     7.3
     Conversion of Notes in December 1999                               (23.8)                   2,359                     6.0
                                                                  -----------              -----------               ---------
     Balance at December 31, 1999                                      $ 36.3                    7,638                   $18.6
                                                                  ===========              ===========               =========

     The Company entered into a revolving line-of-credit agreement on May 15, 1998, as amended, that provided for borrowings of up to $50.0 million. The maximum revolving commitment, as amended, had been reduced to $30.0 million until maturity on January 15, 2000. At December 31, 1999, the Company had been advanced approximately $23.6 million and had used the remaining $3.4 million to secure letters of credit under such line. In January 2000, the balance was paid in full and the line-of-credit agreement was terminated (See note 17). Borrowings under the line were secured by the assets of the Company and bore interest at either a base interest rate or a variable interest rate.

     The Company's foreign subsidiaries had lines-of-credit available from various financial institutions with interest rates ranging from 8% to 12%. Generally, these foreign credit lines do not require commitment fees or compensating balances and are cancelable at the option of the Company or the financial institutions.

NOTE  7 -- CAPITAL STOCK

     The authorized capital stock of the Company consists of 95 million shares of Common Stock, $0.0001 par value (the "Common Stock"), and 2 million shares of preferred stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below) and 20,000 shares of which have been designated Series B Convertible Participating Preferred Stock (the "Series B").

     Preferred Stock.

     The Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the holders of Common Stock.

     Mandatorily Redeemable Convertible Preferred Stock and Warrants.

     In December 1998, the Company completed a private placement of 15,000 shares of the Series B for $1,000 per share and issued manditorily redeemable warrants to purchase up to 1,242,000 shares of Common Stock at $3.47 per share. A portion of the proceeds were allocated to the warrants based on their fair value and accounted for as a discount to the Series B. The remainder of the proceeds were allocated to the Series B. Because the Series B was immediately convertible into shares of Common Stock, the discount was amortized as a reduction of income available to holders of Common Stock in the amount of $1.8 million upon the issuance of the Series B. The Company did not record a beneficial conversion feature related to Series B because the conversion price, using the conversion terms that are most beneficial to the holder, was greater than the market price of the Common Stock on the date of issuance.

     Pursuant to the registration rights agreement the Company entered into in connection with the issuance of the Series B, as amended by the exchange agreements, the Company was required to register the Series B for resale on or before July 19, 1999. See additional discussion below regarding premiums and penalties related to this requirement.

     The manditorily redeemable warrants issued in connection with Series B were valued at $1,839,000 using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 65%; a weighted-average risk-free interest rate of 4.5% and a weighted-average expected life of 5 years. The initial exercise price for the Common Stock underlying the warrants was $3.47. In June 1999, in connection with the conversion of the Series B to Common Stock, the manditorily redeemable warrants were exchanged for 1,242,000 non-mandatorily redeemable warrants having an exercise price of $3.00. As a result of the exchange and repricing of warrants, the Company recorded a $2.0 million charge to loss attributable to Common Stockholders representing the difference in fair value of the warrants before and after the exchange and repricing. The warrants are immediately exercisable until the earlier of: (1) December 22, 2002, or (2) the date on which the closing of a consolidation, merger of other business combination with or into another entity pursuant to which the Company does not survive. In the event the Company merges or consolidates with any other company, the warrant holders are entitled to similar choices as to the consideration they will receive in such merger or consolidation as are provided to the holders of the Series B. In addition, the number of shares issuable upon exercise of the warrants is subject to an anti-dilution adjustment if the Company sells Common Stock or securities convertible into or exercisable for Common Stock (excluding certain issuances such as Common Stock issued under employee, director or consultant benefit plans) at a price per share less than $3.47 (subject to adjustment). These warrants were subsequently exchanged for Common Warrants as discussed below.

     Common Stock

     In June 1999, the Company received net proceeds of $38.3 million from the sale 10,068,000 shares of Common Stock sold at a 7.5% discount from the market price.

     In 1998, the Company retired approximately $14.4 million of its Convertible Subordinated Notes through the issuance of approximately 2,467,000 shares of Common Stock. In 1999, the Company retired approximately $49.3 million of its Convertible Subordinated Notes through the issuance of approximately 5,171,000 shares of Common Stock.

     In June 1999, the Company exchanged all 15,000 shares of the Series B for 5,135,000 shares of mandatorily redeemable Common Stock. As a result of this exchange, the Company recorded a $10.2 million charge to loss attributable to Common Stockholders representing the difference between the book value of the Series B and the market value of the mandatorily redeemable common stock net of incurred premiums and penalties relating to the non-registration of the Series
B. Upon the occurrence of certain events outside the Company's control, each share of Common Stock was redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B as of the date of exchange. As discussed above, the Company also exchanged outstanding mandatorily redeemable warrants to purchase 1,243,000 shares of Common Stock, which were held by the holders of the Series B for new warrants to purchase 1,243,000 shares of Common Stock with an exercise price of $3.00 per share rather than $3.47 per share.

     In November 1999, the Company entered into agreements with the holders of the mandatorily redeemable Common Stock to eliminate their redemption rights and their past and future late registration premiums and penalties in exchange for 212,000 shares of Common Stock issued on November 10, 1999 at $4.72 per share, warrants to purchase 443,000 shares of Common Stock issued on January 20, 2000 at an exercise price of $8.50 per share, and a $400,000 promissory note convertible (with interest) into Common Stock at a conversion price of $4.72 per share. As a result of this transaction, the Company recorded a $6.3 million charge to loss attributable to Common Stockholders representing the difference between the value of the redemption rights and the market value of the common stock issued, the fair value of the warrants issued, and the convertible promissory note net of accrued interest eliminated as part of the transaction.
  Common Stock Warrants
     A summary of issued and outstanding warrants to purchase Common Stock is as follows:

                                                        Number       Exercise
                                                        ------
                                                    (in thousands)     Price
                                                                       -----
     December 1998 - issuance                            1,242         $3.47
     June 1999 - cancellation of 1998 warrants          (1,242)        $3.47
     June 1999 - issuance                                1,242         $3.00
     August 1999 - issuance                                180         $5.00
     November 1999 - issuance                              443         $8.50
                                                      --------

                                                      --------
                                                       1,865
                                                      ========


     Stockholder Rights Agreement

     On September 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the "Agreement"). Pursuant to the Agreement, rights (the "Rights") were distributed as a dividend on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten years from the date of the Agreement.

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


NOTE 8 -- ACQUISITIONS:


     On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. The remaining amount due on the note of $9.7 million was paid in July 1998. The promissory note holdback was disputed by Cylink Corporation and the dispute was settled during the third quarter of 1999 for $3.3 million, and recorded as a charge to other expenses.

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
                                              =======

     The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development as discussed below, and as previously reported, was as follows (dollars in thousands):

                                                         Amount      Life
                                                         ------      ----
                                                                  (In years)
                                                                  ----------
      Accounts receivable, net                          $ 4,247
      Inventory                                           5,109
      Property and equipment, net                           461
      In-process research and development expense        15,442
      Current liabilities assumed                        (1,355)
      Intangible Assets:
         Goodwill                                        23,482          10
         Developed technology                             6,291           4
         Acquired workforce                               1,781           3

         Core technology            2,707      10
                                  -------
               Total              $58,165
                                  =======

     In-process research and development had no future use at the date of acquisition and technological feasibility had not been established.

     Among the factors considered in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. Developed technology is being amortized over the period of the expected revenue stream of the developed products of approximately four years. The value of the acquired workforce is being amortized on a straight-line basis over three years, and the remaining identified intangible assets, including core technology and goodwill is being amortized on a straight-line basis over ten years. Amortization expense related to the acquisition of Cylink was $5.2 million and $3.7 million for 1999 and 1998, respectively.

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

     If none of these projects are successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in 2000.

     During the second quarter of 1998, due to limited staff and facilities, the Company delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project is not expected to be completed prior to the end of 2000. Currently, the narrowband point-to-multipoint project is approximately 60% complete. The point-to-point project, discussed above, was completed during the third quarter of 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects were completed during the first quarter of 1999.

     The following table represents unaudited pro forma information assuming the acquisition had occurred at the beginning of the earliest period presented, as restated for the revision of the amount of purchase price allocated to in-process research and development as discussed in Note 2 (in thousands, except per share data):

                                   Year Ended     Year Ended
                                  December 31,   December 31,
                                      1998           1997
                                      ----           ----

     Sales                          $167,053      $227,567
     Net income (loss)               (69,010)       15,448
     Net Income (loss) per share:
      Basic                         $  (1.60)     $   0.37
      Diluted                          (1.60)         0.35

     During 1998, the Company acquired the remaining interest in Geritel and the assets of Cemetel S.p.A., a service company located in Carsoli, Italy. These acquisitions were not material to the consolidated financial statements or the results of operations of the Company.

     On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem, for aggregate payments of $3.3 million and the assumption of long-term debt of approximately $12.7 million in addition to other liabilities. The Company initially paid $2.6 million in cash, and an additional payment of $0.7 million was made on March 31, 1998, which was subject to certain indemnification obligations of the former Technosystem security holders, as set forth in the securities purchase agreement. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. In 1999 the Company announced its intention to dispose of Technosystem.

     On March 7, 1997, the Company acquired substantially all of the assets of Columbia Spectrum Management, L.P. ("CSM"), a Vienna, Virginia-based company, for $7.8 million in cash and 797,000 shares of Common Stock valued at approximately $14.5 million. CSM provides turnkey relocation services for microwave paths over spectrum allocated by the Federal Communications Commission for Personal Communications Services and other emerging technologies.

     The Company accounted for its acquisitions of Technosystem and CSM based on the purchase method of accounting. The results of these acquired entities are included from the date of acquisition. Goodwill and other intangible assets recorded as a result of the purchase of CSM and Technosystem are being amortized over twenty and ten years, respectively, using the straight-line method.

     On May 29, 1997, the Company acquired all of the outstanding shares of capital stock of CRC, a provider of integrated network access devices to network service providers, in exchange for 1,503,000 shares of the Company's Common Stock that were issued or are issuable to former CRC security holders in a stock-for-stock merger.

     On November 27, 1997, the Company acquired all of the outstanding shares of capital stock of RT Masts and Telematics in exchange for 766,000 and 248,000 shares of the Company's Common Stock, respectively. RT Masts, located in Wellingborough, Northhamptonshire, U.K. and Telematics, located in Herndon, Virginia, supply, install and maintain telecommunications systems and structure including antennas covering high frequency, medium frequency and microwave systems.

     The Company accounted for its acquisitions of CRC, RT Masts and Telematics as poolings-of-interests and, therefore, all prior period financial statements presented include the results of these acquired companies as if they had been combined since inception. The following table represents historical information of P-Com, CRC, RT Masts and Telematics, prior to their combination, for the year ended December 31, 1997 (in thousands):

     Sales:
       P-Com                   $181,665
       CRC                          713
       RT Masts                  12,035
       Telematics                 5,197
                               --------
                               $199,610
                               ========
  Net income:
       P-Com                   $ 20,375
       CRC                       (1,254)
       RT Masts                    (537)
       Telematics                   307
                               --------
                               $ 18,891
                               ========

NOTE 9 -- EMPLOYEE BENEFIT PLANS:

     Stock Option Plans. On January 11, 1995, the Company's Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan"). As of January 11, 1995, no further option grants or stock issuances were made under the 1992 Plan, and all option grants and stock issuances made during the remainder of 1995 were made under the 1995 Plan. All outstanding options under the 1992 Plan were incorporated into the 1995 Plan. The 1995 Plan authorizes the issuance of up to 13,434,000 shares of Common Stock as of December 31, 1999.

     Options granted under the 1992 Plan are generally exercisable for a period not to exceed ten years, and generally must be issued with exercise prices not less than 100% and 85%, for incentive and non-qualified stock options, respectively, of the estimated fair market value of the Common Stock on the date of grant as determined by the Board of Directors. Options granted under the 1992 Plan are exercisable immediately upon grant and generally vest 25% on the first anniversary from the date of grant, and ratably each month over the remaining thirty-six month period. Unvested shares purchased through the exercise of stock options are subject to repurchase by the Company.

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

     The following table summarizes stock option activity under the Company's 1992 and 1995 Plans (in thousands, except per share amounts):

                                              1999              1998             1997
                                          --------------   --------------   --------------
                                          Shares   Price   Shares   Price   Shares    Price
Outstanding at beginning of year          7,862    $6.77    6,006  $12.65    3,778   $ 7.14
Granted                                   1,453     4.52    6,481    6.20    3,318    16.73
Exercised                                  (725)    4.16     (499)   5.32     (878)    3.31
Canceled                                 (1,955)    6.73   (4,126)  14.59     (212)   11.41
                                          -----    -----   ------           ------
Outstanding at end of year                6,635     6.26    7,862            6,006
                                          =====    =====   ======           ======
Options exercisable at year-end           3,909     7.03    2,483            2,970
Weighted-average fair value of
 options granted during the year                   $4.52           $ 2.24            $ 7.54

     The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 (in thousands, except per share amounts):

                              Options Outstanding               Options Exercisable
                         ----------------------------   ----------------------------------
                                       Weighted-        Weighted-                Weighted
   Range of                             Average           Life                    Average
   Exercise Prices        Shares       Remaining        Exercise      Shares     Exercise
                                         Life            Price                    Price
 $ 0.45  -   0.56               90       4.5              0.56          90         0.56
   0.94  -   0.94                1       4.8              0.94           1         0.94
   1.80  -   2.10               76       5.5              1.89          72         1.87
   2.88  -   3.06            1,439       8.7              3.00         892         3.00
   3.97  -   4.75            1,252       9.0              4.21         329         4.50
   5.00  -   5.81            2,061       7.6              5.75       1,112         5.72
   6.31  -   7.25              403       6.4              6.86         315         6.99
   8.00  -   9.94              699       6.0              9.37         555         9.36
   10.25 -  12.38               32       6.7             12.36          27        12.36
   13.31 -  16.25               86       7.4             13.72          70        13.72
   17.06 -  21.09              494       6.6             18.16         445        18.12
   23.22 -  23.22                2       7.7             23.22           1        23.22
                         ---------       ---             -----       -----        -----
                             6,635       7.7              6.26       3,909         7.03
                         =========       ===             =====       =====        =====

     Repricing. On July 15, 1998, the plan administrator implemented an option cancellation/regrant program for all employees of the Company, excluding the Company's executive officers and directors. Pursuant to that program, each participant was given the opportunity to surrender his or her outstanding options under the 1995 Plan, with exercise prices in excess of $5.813 per share, in return for a new option grant for the same number of shares but with an exercise price of $5.813 per share, the closing selling price per share of common stock as reported on the Nasdaq National Market on July 31, 1998, the grant date of the new option. Options for a total of 2,746,000 shares with a weighted average exercise price of $16.45 per share were surrendered for cancellation, and new options for the same number of shares were granted with an exercise price of $5.813 per share. The new options granted to employees did not vest or become exercisable unless the participant continued in the Company's employ through January 31, 1999. On that date, the option became exercisable for
(i) the number of shares for which the cancelled higher-priced option was exercisable on July 31, 1998 plus (ii) the number of shares for which the higher-priced option would have become exercisable over the period from August 1, 1998 to January 31, 1999 had that option not been cancelled. The new option will become exercisable for the balance of the option shares in a series of installments, with each such installment to become exercisable on the same date that installment would have become exercisable under the cancelled higher-priced option. In addition, each new option will vest and become exercisable on an accelerated basis in the event the Company were to be acquired by a merger or asset sale in which those options were not assumed by the successor entity.

     On July 31, 1998, each of the option grants made under the Automatic Option Grant Program on May 18, 1998 with an exercise price of $19.25 per share was cancelled, and a new option for 4,000 shares was granted to each of the four non-employee Board members with an exercise price of $5.81 per share, the fair market value per share of common stock on the grant date of the new option. Each of the new options is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each new option will vest in a series of eight (8) successive equal quarterly installments upon the optionee's completion of each successive three (3)-month period of Board service over the twenty-four (24)-month period measured from the July 31, 1998 grant date.

     Employee Stock Purchase Plan. On January 11, 1995, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. A total of 1,150,000 shares of Common Stock have been reserved for issuance under the Purchase Plan, as amended at the May 1997 and 1998 Annual Meetings of Stockholders. Awards and terms are established by the Company's Board of Directors. The Purchase Plan may be canceled at any time at the discretion of the Company's Board of Directors prior to its expiration in December 2004. Under the Plan, the Company sold approximately 211,000, 240,000 and 152,000 shares in 1999, 1998 and 1997, respectively.

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

                                                                  1999        1998      1997
                                                                  ----        ----      ----
                                                                           (restated)
     Net income (loss) applicable to
     Common stockholders                As reported             $(121,570)  $(64,304)  $18,891
                                        Pro forma                (127,685)   (66,473)   11,221

     Net income (loss) per share        As reported - Basic     $   (2.13)  $  (1.49)  $  0.45
                                        As reported - Diluted       (2.13)     (1.49)     0.42

                                        Pro forma - Basic       $   (2.24)  $  (1.54)  $  0.27
                                        Pro forma - Diluted         (2.24)     (1.54)     0.25


     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998, and 1997, respectively: expected volatility of 96%, 72% and 57%; weighted-average risk-free interest rates of 5.4%, 5.1%, and 6.1% and weighted-average expected lives of 3.28, 2.76, and 3.16 years, respectively.

     The fair value of the employees' stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 1999, 1998, and 1997, respectively: expected volatility of 96%, 72% and 57% weighted-average risk-free interest rates of 4.6%, 5.3%, and 5.3% and weighted-average expected lives of 0.5, 0.7, and 0.7 years. The weighted-average fair value of those purchase rights granted in 1999, 1998, and 1997 was $5.74, $1.99, and $3.65, respectively.

NOTE 10 -- INCOME TAXES:

     Income (loss) before extraordinary item and income taxes consists of the following (in thousands):

                                               Year ended December 31,
                                          1999         1998           1997
                                          ----         ----           ----
                                                    (Restated)
        Domestic                       $(67,120)     $(71,277)       $27,260
        Foreign                         ( 6,957)       (5,153)         3,553
                                       --------      --------        -------
                                       $(74,077)     $(76,430)       $30,813
                                       ========      ========        =======

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                     Year ended December 31,
                                                  1999         1998         1997
                                                  ----         ----         ----
     Current:
       Federal                                  $   --      $ (4,727)      $ 7,850
       State                                        55           (37)          268
       Foreign                                   1,532         1,244         2,886
                                                ------      --------       -------
                                                 1,587        (3,520)       11,004
                                                ------      --------       -------
     Deferred:
       Federal                                    (135)       (7,410)         (217)
       State                                      ( 45)         (571)          231
                                                ------      --------       -------
                                                  (180)       (7,981)           14
                                                ------      --------       -------
           Total                                $1,407      $(11,501)      $11,018
                                                ======      ========       =======

     Deferred tax assets consist of the following (in thousands):

                                                                December 31,
                                                            1999           1998
                                                            ----           ----
     Net operating loss carryforwards                     $24,734       $  7,030
     Credit carryforwards                                   2,844          1,833
     In-process research and development                    5,127          5,527
     Start-up costs                                          --               99
     Reserves and other                                    26,941          5,988
                                                          -------       --------
                                                           59,646         20,477
     Valuation allowance                                  (49,788)       (10,799)
                                                          -------       --------
                                                          $ 9,858       $  9,678
                                                          =======       ========

     The Company's net operating loss carryforwards included as a deferred tax asset above are approximately $67 million and $19 million for 1999 and 1998, respectively. These operating loss carry forwards will expire between 2005 and 2019 if not utilized beforehand. These amounts do not include stock option deductions of $2.1 million and $5.1 million for 1999 and 1998, respectively, which will be credited to paid in capital when realized.

     For federal and state tax purposes, a portion of the Company's net operating loss carryforwards may be subject to certain limitations on utilization in case of change in ownership, as defined by federal and state tax law.

     Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance has been established for those benefits that management has determined do not meet the more likely than not criteria.

     Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                            Year ended December 31,
                                                                         1999        1998         1997
                                                                         ----        ----         ----
     U.S. federal statutory rate                                        (35.0)%     (35.0)%       35.0%
     State income taxes, net of federal tax benefit                        --        (0.3)         1.1
     Change in valuation allowance                                       35.0        11.9           --
     Benefit from foreign sales corporation                                --          --         (2.3)
     Research and development tax credit                                   --          --         (7.3)
     Foreign income taxed at different rate                               1.5         0.8          4.8
     Other, net                                                          (0.1)        6.7          5.6
                                                                        --------   -------      ------
                                                                          1.4%      (15.9)%       36.9%
                                                                        ========   =======      ======

NOTE 12 -- COMMITMENTS:

Obligations Under Capital And Operating Leases

     In August 1998, the Company entered into a capital lease for equipment in the amount of $1.6 million with interest accruing at the rate of 6.3%. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. Future minimum lease payments required under the lease are as follows (in thousands):

     Year ending December 31,
      2000......................................................................        $1,472
      2001......................................................................         1,432
      2002......................................................................           396
      2003......................................................................            33
                                                                                        ------
      Total minimum lease payments..............................................         3,333
      Less: amount representing interest........................................           192
                                                                                        ------
      Present value of net minimum lease payments...............................        $3,141
                                                                                        ======

     The present value of net minimum lease payments are reflected in the December 31, 1999 and 1998 balance sheets as a component of other accrued liabilities and other long term liabilities of $1,364,000 and $1,770,000 respectively.

     The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's non-cancelable operating leases at December 31, 1999 are as follows (in thousands):

          Year ending December 31,
          2000..................................................   $2,418
          2001..................................................    1,274
          2002..................................................      859
          2003..................................................      192
          2004..................................................      464
                                                                   ------
                                                                   $5,207
                                                                   ======

     Rent expense for all operating leases was approximately $3,258,000, $3,218,000, and $2,205,000 in 1999, 1998, and 1997, respectively.

NOTE 12 -- SUPPLEMENTAL CASH FLOW INFORMATION:

     The following provides additional information concerning supplemental disclosure of cash flow activities:

                                                                                     Year ended December 31,
                                                                             1999            1998            1997
                                                                             ----            ----            ----

Supplemental cash flow disclosures:

Cash paid for income taxes                                                  $ 3,900         $ 5,610          $  217
                                                                            =======         =======          ======
Cash paid for interest                                                      $ 8,717         $   656          $  133
                                                                            =======         =======          ======

Non-cash transactions

     During 1999 and 1998, the Company exchanged shares of Common Stock for Convertible Subordinated Notes. In conjunction with these transactions, the Company recorded extraordinary gains of $13.2 million and $5.3 million for the years ended December 31, 1999 and 1998, respectively. See Note 6 for additional information.

     As described more fully in Note 7, the Company exchanged Series B Convertible Preferred Stock for shares of Mandatorily Redeemable Common Stock and repriced certain warrants held by the holders of the Series B Convertible Preferred Stock during June 1999. During November 1999, the Company issued shares of Common Stock, warrants to purchase additional shares of Common Stock, and a promissory note convertible into Common Stock in exchange for the elimination of certain redemption rights and late registration premiums and penalties. In connection with these transactions, the Company recorded charges of $18.5 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively, as adjustments to arrive at the net loss applicable to Common Stockholders. See Note 7 for additional information.

     During 1998 and 1997, the Company issued shares of Common Stock and a promissory note in conjunction with various acquisitions. The Company also exchanged a loan payable to stockholder for shares of Common Stock during 1998. See Note 8 for additional information.

NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and can not be applied retroactively. The Company is currently evaluating the impact of SFAS 133 on its financial position and results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning April 1, 2000, however earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.


NOTE 14 -- SEGMENT REPORTING:

     For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria specified in SFAS No. 131. The Company has determined that there are two reportable segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of organizations primarily located in the United States, the United Kingdom, and Italy which provide comprehensive network services including system and program planning and management, path design, and installation for the wireless communications market.

     In August 1999, the Company announced its intent to divest its broadcast equipment business, Technosystem, and concluded that a measurement date had occurred. Accordingly, beginning in the third quarter of 1999, this business is being reported as a discontinued operation and the amounts presented for prior periods have been reclassified for appropriate comparability. As such, the segment information shown below does not include Technosystem's financial information. See Note 3 to the Consolidated Financial Statements. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. The following tables show the operations of the Company's operating segments (in thousands):

For the year ended                                  Product       Service
December 31, 1999                                    Sales         Sales         Total
-----------------                                    -----         -----         -----
Sales                                              $116,409       $40,470      $156,879
Income (loss) from operations                       (67,856)        4,491       (63,365)
Depreciation                                         11,010           773        11,783
Identifiable assets                                 191,606        22,034       213,640
Interest expense, net                                (8,086)          (89)       (8,175)

For the year ended
December 31, 1998
-----------------
Sales                                              $118,948       $43,597      $162,545
Income (loss) from operations                       (73,000)        3,776       (69,224)
Depreciation                                         10,528           382        10,910
Identifiable assets                                 290,662        24,555       315,217
Interest expense                                     (8,518)         (134)       (8,652)

For the year ended
December 31, 1997
-----------------
Sales                                              $169,453       $30,157      $199,610
Income from operations                               25,436         5,200        30,636
Depreciation                                          5,447           278         5,725
Identifiable assets                                 289,884        15,637       305,521
Interest expense                                     (1,664)         (147)       (1,811)

     The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                                                            1999       1998       1997
                                                                            ----       ----       ----
Sales:
   United States                                                          $ 48,248   $ 41,597    $ 70,312
   United Kingdom                                                           54,172     71,399      69,201
   Europe                                                                   28,183     12,123      23,969
   Africa                                                                        -     19,104       6,323
   Asia                                                                      9,489     18,322      15,548
   Other geographic regions                                                 16,787          0      14,257
                                                                          --------   --------    --------
          Totals                                                          $156,879   $162,545    $199,610
                                                                          ========   ========    ========

                                                                            1999       1998
                                                                            ----       ----
Property, plant, and equipment, net:
   United States                                                          $ 28,751   $ 30,726
   United Kingdom                                                            2,878      9,845
   Italy                                                                     4,771     11,317
   Other geographic regions                                                    226        198
                                                                          --------   --------
          Totals                                                          $ 36,626   $ 52,086
                                                                          ========   ========

NOTE 15 -- RESTRUCTURING AND OTHER CHARGES:

     During 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Accrued restructuring costs of $4.3 million were recorded in 1998 relating to these initiatives including severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-off of approximately $2.9 million. In addition, we recorded accounts receivable reserves of $5.4 million and inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to our existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines.)

     In 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during the second quarter of 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, and an increase to inventory reserves and related charges of approximately $21.4 million.

     The Company determined that accounts receivable write-offs and reserves, totaling $11.8 million, were necessary after a customer-by-customer review of all accounts more than 90 days past stated payment terms. This charge is included general and administrative expenses. All of the accounts reserved or written-off were in the Product business segment and the majority of these accounts were for customers of the Company's Tel-Link product lines. These customers were located predominantly in the emerging markets of Africa and Asia, which experienced significant economic turmoil beginning in the third quarter of 1998. The write-off of a single customer receivable in South Africa accounted for more than half of the charge in 1999. The Company will continue to pursue collection efforts with all of the reserved accounts and is attempting to recover its inventory from the South African customer.

     The write-offs and charges for facilities and fixed assets, which were recorded in general and administrative expenses, resulted from the closure of sales offices in Mexico and the United Arab Emirates and the consolidation from three to two facilities in Campbell, California. As a result, certain fixed assets became idle and leased buildings were abandoned. Approximately $3.0 million of the charge comprises the write-off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with the abandoned facilities. This amount does not include expenses, such as moving expenses or lease payments that will benefit future operations. Additionally, approximately $0.3 million was recorded for severance costs due to the elimination of 30 positions through an involuntary reduction in workforce.

     The increase in inventory and related reserves totaled approximately $21.4 million and was charged to Product Cost of Sales. Of this total, approximately $15.4 million was required for excess and obsolete inventory primarily in the Company's Tel-Link product lines. Furthermore, the reserves were required primarily for excess and obsolete finished goods inventory. The Company makes no distinction between excess and obsolete inventory at this time. Also, included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographic regions. The Company believes that in some cases it can be less expensive to rework semi-custom finished goods than to purchase new parts and it can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of inventory by the Company's suppliers.

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

     The Company has embarked on a program to find buyers for excess and obsolete inventory at prices below cost and consequently, has scrapped or sold approximately $3.5 million of this inventory. The Company also is in the process of attempting to renegotiate the non-cancelable purchase commitments with its suppliers.

     The accrued restructuring and other charges and amounts charged against the accrual as of December 31, 1999 are as follows (in thousands):

                                                             Beginning                        Expenditures        Remaining
                                                              Accrual        Additions       and Write-offs        Accrual
                                                           -------------   -------------   ------------------   -------------
Severance and benefits                                      $      569      $      300       $         (869)     $         -
Facility and fixed asset write-offs                                879           3,000               (3,879)               -
Goodwill impairment                                              2,884               -               (2,884)               -
                                                           -------------   -------------   ------------------   -------------
Total restructuring charges                                      4,332           3,300               (7,632)               -
                                                           -------------   -------------   ------------------   -------------

Inventory reserve                                               16,922          15,400              (16,142)          16,180
Non-cancellable purchase commitments reserve                         -           6,000               (3,053)           2,947
                                                           -------------   -------------   ------------------   -------------
Total inventory and related charges                             16,922          21,400              (19,195)          19,127
                                                           -------------   -------------   ------------------   -------------

Accounts receivable reserve                                      5,386          11,800               (7,517)           9,669
                                                           -------------   -------------   ------------------   -------------
Total accrued restructuring and other charges               $   26,640      $   36,500       $      (34,344)     $    28,796
                                                           =============   =============   ==================   =============

NOTE 16 -- CONTINGENCIES

     The Company is a defendant in several class action lawsuits in which the plaintiffs are alleging various state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's common stock. While management believes the actions are without merit and intends to defend them vigorously, all of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.


NOTE 17 -- SUBSEQUENT EVENTS

     In January 2000, the Company closed the sale of approximately 7,531,000 shares of common stock at a per share price of $5.71, for an aggregate purchase price of $43 million. The unregistered shares were priced at a 15% discount to the average closing sale prices of common stock for the 60 consecutive trading days prior to the signing of the agreement. Until such shares are registered for resale, the Company is subject to certain restrictions regarding future sales of common stock, convertible stock and warrants.

     In addition, in January 2000 the Company entered into a new loan agreement for $12 million. A portion of the proceeds of the new equity and debt financings has been used to repay the Company's outstanding indebtedness of approximately $27 million under its revolving line-of-credit agreement. The loan matures on January 31, 2001, subject to automatic one-year renewals at the option of both parties. Borrowings under the line bear interest at the greater of prime rate plus 2% or 8% per annum. Borrowings under the new agreement are secured by the United States cash deposits, receivables, inventory, equipment, investment property and intangibles of the Company. The maximum borrowings under the agreement will be limited to 85% of eligible accounts receivable, not to exceed $12 million. In connection with the loan agreement, the Company issued the lender warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

     As a result of the Company's decision to restate its second, third and fourth quarter 1998 and first quarter 1999 consolidated financial statements, quarterly financial data is presented as originally reported and as restated below (in thousands, except per share data):

                                                                          Three Months Ended
1999 (As Restated)                                 March 31            June 30           September 30        December 31
                                                 -------------       -----------         ------------        -----------
     Sales (1)                                    $34,768             $ 35,443            $ 40,058            $ 47,469
     Gross profit (1)                              10,414              (13,186)             10,817              14,041
     Net loss                                      (6,651)             (54,615)            (36,399)             (5,384)
     Net loss attributable to common               (6,651)             (66,805)            (36,399)            (11,715)
      stockholders
     Per common share
     ----------------
       Basic and diluted                          $ (0.14)            $  (1.29)           $  (0.55)           $  (0.21)

1999 (As Reported)

     Sales (1)                                    $34,768             $ 35,443            $ 40,058            $ 47,469
     Gross profit (1)                              10,414              (13,186)             10,817              14,041
     Net loss                                      (5,792)             (54,615)            (36,399)             (5,384)
     Net loss attributable to common               (5,792)             (66,805)            (36,399)            (11,715)
      stockholders
     Per common share
     ----------------
       Basic and diluted                          $ (0.12)            $  (1.29)           $  (0.55)           $  (0.21)

1998 (As Restated)

     Sales(1)                                     $53,355             $ 50,413            $ 23,079            $ 35,698
     Gross profit (deficit)(1)                     22,728               12,447              (6,354)              9,118
     Net loss                                      (5,097)              (6,263)            (41,197)             (9,908)
     Net loss attributable to common               (5,097)              (6,263)            (41,197)            (11,747)
      stockholders
     Per common share
     ----------------
       Basic and diluted                          $ (0.12)            $  (0.14)           $  (0.95)           $  (0.27)

1998 (As Reported)

     Sales(1)                                     $53,355             $ 56,466            $ 23,580            $ 36,285
     Gross profit (deficit)(1)(2)                  22,728               18,500              (5,853)              9,705
     Net loss(2)                                   (5,097)                (210)            (40,696)             (9,321)
     Net loss attributable to common               (5,097)                (210)            (40,696)            (11,160)
      stockholders(2)
     Per common share(2)
     ----------------
       Basic and diluted                          $ (0.12)            $   0.00            $  (0.94)           $  (0.26)

(1) Quarterly sales and gross profit amounts for each of the four quarters in 1998 and 1999 reflect a reduction for sales and gross profit attributable to Technosystem, which was reclassified to discontinued operations in the third quarter of 1999.

(2) The March 31, 1998 (as reported) amounts include the impact of the restatement relating to purchased in-process research and development. See
     Note 2 for additional information.

SCHEDULE II

                                  P-COM, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1997, 1998, and 1999
                                (in thousands)

                                                                          Additions
                                                                          Charged to
                                                              Balance at  Statement   Deductions   Balance at
                                                              Beginning       of         from        end of
                                                               of  Year   Operations   Reserves       Year
                                                              ----------  ----------  -----------  ----------
Allowance for doubtful accounts:
  Year ended December 31, 1997                                    $1,915     $   810     $  (204)     $ 2,521
  Year ended December 31, 1998                                     2,521      10,892      (3,822)       9,591
      Year ended December 31, 1999                                 9,951      11,284      (5,976)      14,899
Sales returns reserves:
  Year ended December 31, 1997                                    $1,042     $ 3,743     $    --      $ 4,785
  Year ended December 31, 1998                                     4,785      13,298      (8,583)       9,500
  Year ended December 31, 1999                                     9,500       7,900      12,900        4,500

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


ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION.


       The following table provides certain information summarizing the compensation earned, by (i) the Company's Chief Executive Officer and (ii) each of the Company's other four executive officers whose salary and bonus for the fiscal year ended December 31, 1999 (the "1999 Fiscal Year") was in excess of $100,000 (collectively, the "Named Executive Officers"), for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years.


                          SUMMARY COMPENSATION TABLE

                                                                  Annual                  Number of
                                                               Compensation               Securities
                                                               ------------               ----------
                                                                                          Long-Term
                                                                                         Compensation
      Name and Principal Position                      Year   Salary($)/(1/    Bonus($)     Awards
      ---------------------------                      ----   -------------    --------     ------
George P. Roberts..............................        1999       376,000            0           0
  Chief Executive Officer and                          1998       366,600            0     450,000
  Chairman of the Board of Directors                   1997       330,069      358,000     300,000

Pier Antoniucci................................        1999       270,000            0           0
  President and Chief Operating Officer                1998       270,855            0     200,000
                                                       1997       244,962      165,000     200,000

Michael Sophie.................................        1999       143,077            0           0
Former Chief Financial Officer,                        1998       195,000            0     200,000
  Vice President, Finance and                          1997       175,673      109,000     150,000
  Administration

Robert E. Collins..............................        1999       142,308            0     175,000
  Chief Financial Officer,
  Vice President, Finance and Administration

John Wood......................................        1999       144,900            0      20,000
     Senior Vice President, Technology                 1998       141,278            0      45,000
                                                       1997       147,421       28,980      10,000


________________________
/(1)/    Includes amounts deferred under the Company's 401(k) Plan.

Option Grants In 1999 Fiscal Year

     The following table contains information concerning the stock option grants made to each of the executive officers named in the Summary Compensation Table for the 1999 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                                                                      Individual Grant
                                                                      ----------------
                                       Number of    % of Total                                Potential Realizable
                                      Securities     Options                              Value at Assumed Annual Rates
                                      Underlying    Granted to                          of Stock Price Appreciation for
                                       Options      Employees   Exercise                        Option Term /(1)/
                                       Granted      in Fiscal     Price    Expiration           -----------------
             Name                        (#)           Year      ($/Sh)       Date          5% ($)              10%($)
             ----                        ---           ----      ------       ----          -----               ------
John R. Wood......................    20,000/(2)/       1.32      3.97       08/17/09      48,914               126,498
Robert  E. Collins................    19,161/(2)/       1.32      5.22       04/19/09      62,887               159,369
                                     155,839/(2)/      10.72      5.22       04/19/09     511,470             1,296,166

____________________

/(1)/ There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.
/(2)/ Each option is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, should the individual cease service with the Company prior to vesting in those shares. Twenty-five percent (25%) of the option shares will vest upon the optionee's continuation in service through one year following the grant date and the balance of the shares will vest in thirty-six (36) successive equal monthly installments upon the optionee?s completion of each of the next thirty-six (36) months of service thereafter. The shares subject to the option will immediately vest in full should (i) the Company be acquired by merger or asset sale in which the option is not assumed or replaced by the acquiring entity or (ii) the optionee?s employment be involuntarily terminated within eighteen (18) months after certain changes in control or ownership of the Company.

Aggregated Option Exercises And Fiscal Year-End Values

     The table below sets forth certain information with respect to the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table concerning the exercise of options during 1999 and unexercised options held by such individuals as of the end of such fiscal year. No SARs were exercised during 1999 nor were any SARs outstanding at the end of such fiscal year.

                                          Aggregate           Number of Securities           Value of Unexercised
                               Shares       Value            Underlying Unexercised        in-the-Money Options at
                            Acquired on   Realized            Options at FY-End(#)                FY-End(1)
                                                              --------------------                ---------
        Name                Exercise(#)     ($)(2)       Exercisable(3)  Unexercisable  Exercisable($)  Unexercisable($)
        ----                -----------     ------       --------------  -------------  --------------  ----------------
George P. Roberts                   0            0        1,313,957          99,375       3,611,218               0
Pier Antoniucci                84,744      261,853                0               0               0               0
Michael Sophie                 54,639      162,015          314,380               0         941,101               0
John R. Wood                        0            0          101,041          23,959         426,719          97,495
Robert E. Collins                   0            0          175,000               0         634,375               0

__________________

(1) Based on the fair market value of the option shares at the 1999 Fiscal Year-end ($8.844 per share based on the closing selling price on the Nasdaq National Market as of December 31, 1999) less the exercise price.

(2) Based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.
(3) The exercisable options are immediately exercisable for all the option shares. However, any shares purchased under the options are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee?s cessation of service prior to vesting in such shares. As of December 31, 1999, the following number of shares were unvested: Mr. Roberts--544,167 shares; and Mr. Wood--1,225,313 shares; Mr. Collins-- 175,000:

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

     The Company has entered into severance agreements (the "Agreements") with George Roberts, Chairman of the Board of Directors and Chief Executive Officer, James Sobczak, President and Chief Operating Officer, and Robert Collins, Chief Financial Officer and Vice President, Finance and Administration (individually, the "Officer" and collectively the "Officers"), each dated December 15, 1997, September 7, 1999 and April 21, 1999, respectively. Each of these Agreements provides for the following benefits should the Officer's employment terminate, either voluntarily or involuntarily, for any reason within twenty-four (24) months following a Change in Control: (a) a severance payment in an amount equal to two (2) times his annual rate of base salary; (b) a bonus in an amount equal to the greater of either (i) two (2) times the full amount of the Officer's target bonus for the fiscal year in which the termination occurs or (ii) two (2) times the full amount of his target bonus for the fiscal year in which a Change in Control occurs; (c) the shares subject to each outstanding option held by the Officer (to the extent not then otherwise fully vested) will automatically vest so that each such option will become immediately exercisable for all the option shares as fully-vested shares (notwithstanding anything in this Form 10-K to the contrary); and (d) the Company will, at its own expense, provide Mr. Roberts and his dependents continued health care coverage for life. A Change in Control will be deemed to occur under the Agreements upon: (a) a merger or consolidation in which securities possessing fifty percent (50%) or more of the total combined voting power of the Company's outstanding securities are transferred to person or persons different from the persons holding those securities immediately prior to such transaction, (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company in complete liquidation or dissolution of the Company; (c) a hostile take-over of the Company, whether effected through a tender offer for more than twenty-five percent (25%) of the Company's outstanding voting securities or a change in the majority of the Board by one or more contested elections for Board membership; or (d) the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's stockholders. In addition, each Officer will be entitled to a full tax gross-up to the extent one or more of the severance benefits provided under his Agreement are deemed to constitute excess parachute payments under the federal income tax laws.

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

 Compensation Committee Interlocks And Insider Participation

     The Compensation Committee of the Company's Board of Directors currently consists of Mr. Josling and Mr. Hawkins. Neither of these individuals was an officer or employee of the Company at any time during the 1999 Fiscal Year or at any other time.

     No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                    REPORT OF THE COMPENSATION COMMITTEE OF

               THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for the Company's executive officers. The Committee also has the exclusive responsibility for the administration of the Company's 1995 Stock Option/Stock Issuance Plan, under which grants may be made to executive officers and other key employees of the Company.

Compensation Philosophy

     Since the initial public offering of the Company's Common Stock in March 1995, it has been the Committee's policy and objective to provide the Company's executive officers and other key employees with competitive compensation opportunities based upon their contribution to the financial success of the Company, the enhancement of corporate and stockholder values, the market levels of compensation in effect at companies with which the Company competes for executive talent and the personal performance of such individuals. The primary factors that the Committee considered in establishing the compensation levels of the executive officers for the 1999 fiscal year are summarized below. The Committee may, however, in its discretion, apply different factors in setting executive compensation for future fiscal years.

     It is the Committee's current objective to have a significant portion of each officer's compensation contingent upon the Company's performance as well as upon the officer's own level of performance. Accordingly, the compensation package for each executive officer and key employee is comprised of three elements: (i) base salary that reflects individual performance and is designed primarily to be competitive with salary levels in effect at a select group of companies with which the Company competes for executive talent, (ii) annual performance awards payable in cash and based upon the Company's financial performance and the market performance of the Company's common stock and (iii) long-term equity incentive awards with overlapping vesting schedules that strengthen the mutuality of interests between the executive officers and the Company's stockholders while fostering retention of existing personnel.

     The Committee recognizes that the highly-specialized industry sector in which the Company operates is both extremely competitive and globally-challenging, with the result that there is substantial demand for high-caliber, seasoned executives with a high level of industry-specific knowledge and industry contacts, especially overseas contacts. It is crucial that the Company reward and be assured of retaining the executive personnel essential to the attainment of the Company's performance goals. For these reasons, the Committee believes the Company's executive compensation arrangements must remain competitive with those offered by other companies of similar magnitude, complexity and performance records (the "peer group") in order to provide adequate incentive to the Company's executive officers to continue to provide services to the Company.

Cash Compensation

     A key objective of the Company's current executive compensation program is to position its key executives to earn annual cash compensation (base salary plus bonus) equaling or exceeding that which the executive would earn at other peer group companies. During 1999, the Committee reviewed and relied on technology industry compensation surveys in its assessment of appropriate compensation levels.

     The fiscal year 1999 base salaries for the named executive officers are based upon a number of factors, including, without limitation, each executive's performance and contribution to overall Company performance and the levels of base salary in effect for comparable positions with the peer group companies. Base salary decisions are made as part of a formal review process. Generally, the base salaries of the Company's executive officers for the 1999 fiscal year ranged from the 10th percentile to the 75th percentile of the salaries surveyed for comparable positions at the peer group companies. In defining "peer group companies," the Company considered companies with revenues between $100 million and $200 million. In comparison to other companies in the $200 million to $500 million range, the base salaries for the Company's executive officers ranged from the 10th percentile to the 50th percentile.

     The annual incentive compensation provided to the Company's executive officers is in the form of cash bonuses based on the Committee's assessment of the Company's financial performance for the year and the individual officer's contribution to that performance. For the 1999 fiscal year, the Committee determined not to award any cash bonus to the executive officers.

Stock Options

     Equity incentives are provided primarily through stock option grants under the 1995 Plan. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of the Company's Common Stock at a fixed price per share
(the market price on the grant date) over a specified period of time (up to 10 years). The shares subject to each option generally vest in installments over a two-to-four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company during the applicable vesting period, and then only if the market price of the underlying shares appreciates over the option term.

     The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term, and the individual's personal performance in recent periods. The Committee will also take into account the executive officer's existing holdings of the Company's Common Stock and the number of vested and unvested options held by that individual in order to maintain an appropriate level of equity incentive. However, the Committee does not intend to adhere to any specific guidelines as to the relative option holdings of the Company's executive officers.

Chief Executive Officer Performance and Compensation

     In setting the base salary for Mr. Roberts for the 1999 fiscal year, the Committee sought to achieve two objectives: (i) make his base salary competitive with the base salaries paid to the chief executive officers of the same peer group of companies which the Committee surveyed for comparative compensation purposes for all other executive officers of the Company and (ii) make a significant percentage of his total compensation package contingent upon Company performance. For the 1999 fiscal year, the base salary of Mr. Roberts was set at the 75th percentile of the base salary levels in effect for those other chief executive officers. In comparison to companies in the range from $200 million to $500 million in revenues, Mr. Roberts' base salary was set at the 50th percentile of the base salary levels for those chief executive officers. As indicated above, the Committee decided not to award any cash bonus to Mr. Roberts or any other executive officer for the 1999 fiscal year.

The Committee did not grant Mr. Roberts options to purchase any additional shares of the Company's Common Stock during the 1999 fiscal year.

     It is the Committee's view that the total compensation package provided Mr. Roberts for the 1999 fiscal year is competitive with the typical compensation packages awarded to chief executive officers in the Company's peer group, in light of the Company's performance.

Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation to be paid to the Company's executive officers for the 1999 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the non-performance based compensation to be paid to the Company's executive officers for fiscal 2000 will exceed that limit. Options granted under the Company's 1995 Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of those options will qualify as performance-based compensation that will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1 million level.

     It is the opinion of the Compensation Committee that the executive compensation policies and programs in effect for the Company's executive officers provide an appropriate level of total remuneration which properly aligns the Company's performance and the interests of the Company's stockholders with competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

                                              Brian T. Josling
                                              Member, Compensation Committee

                                              John A. Hawkins
                                              Member, Compensation Committee

Stock Performance Graph

     The graph depicted below shows a comparison of cumulative total shareholder returns for the Company, the Dow Jones industrial average and the Standard and Poors 500 Index.

                  1999 COMPARISON OF CUMULATIVE TOTAL RETURN
       ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF DIVIDENDS

             3/2/95     12/31/95     12/31/96   12/31/97   12/31/98   12/31/99
PCOM, INC.    100.00      169.32       250.79     292.06     67.47      150.00
  DJIA        100.00      128.26       164.15     198.21    230.14      288.17
  SP 500      100.00      126.88       152.63     200.00    253.23      302.67

-------------------
(1) The graph covers the period from March 2, 1995, the commencement date of the Company's initial public offering of shares of its Common Stock to December 31, 1999.
(2) The graph assumes that $100 was invested in the Company on March 2, 1995, in the Company's Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on the Company's Common Stock.
(3) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by the Company under those statutes, neither the preceding Stock Performance Graph nor the Compensation Committee Report is to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of February 29, 2000, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director and nominee for director, (iii) the executive officers named in the Summary Compensation Table of the Executive Compensation and Related Information section of this Annual Report on Form 10-K and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                                                                           Percentage
                                                                                            Shares          of Shares
                                                                                         Beneficially     Beneficially
                                  Beneficial Owner                                        Owned (#)         Owned (1)
                                  ----------------                                       ----------     -----------------
State of Wisconsin Investment Board /2/.............................................       9,784,800          12.74
       P.O. Box 7842
       Madison, WI 53707
George P. Roberts /3/...............................................................       1,579,364           2.06
John R. Wood /4/....................................................................         147,269              *
Kenneth E. Bean, II /5/.............................................................           6,673              *
M. Bernard Puckett /6/ .............................................................          81,332              *
John A. Hawkins /7/.................................................................          30,000              *
James J. Sobczak /8/................................................................          44,000              *
Brian Josling /9/...................................................................          40,000              *
Robert Collins /10/.................................................................         175,000              *
All current directors and executive officers as a group (8 persons).................       2,103,638           2.74

_____________________

*    Less than one percent of the outstanding Common Stock
(1) Percentage of ownership is based on 76,829,914 shares of Common Stock outstanding on February 29, 2000. Shares of Common Stock subject to stock options that are currently exercisable or will become exercisable within 60 days after February 29, 2000 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

(2) Pursuant to a Schedule 13G dated February 2, 2000, filed with the Securities and Exchange Commission, the State of Wisconsin Investment Board reported that as of February 2, 2000 it had sole voting power over all 9,784,800 shares and sole dispositive power over all shares.

(3) Includes 1,348,957 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(4) Includes 101,874 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(5) Includes 2,083 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(6) Includes 61,332 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(7) Includes 30,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(8) Includes 44,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(9) Includes 40,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(10) Includes 175,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

(11) Includes 1,803,246.00 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 29, 2000.

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

      Mr. Roberts' adult son and Mr. Antoniucci's adult daughter each holds a minority interest in a private company that supplies synthesizers to the Company for use in its products. To date, the Company has purchased approximately $10.2 million of synthesizers from such supplier, including none in 1999 and approximately $965,000 in 1998 and $2.3 million in 1997. Sales of synthesizers to the Company, for fiscal year 1998, accounted for 62% of the sales of such supplier, the terms of the Company's purchase agreement with such supplier are no less favorable to the Company than could be obtained from an unaffiliated third party supplier. The supplier ceased operations in 1999. The Company also purchases synthesizers from Geritel, S.p.A., Communication Techniques, Inc. and SPC Electronics Corp. at competitive prices approximately equal to those of such suppler. Each such adult is financially independent of his or her parent and resides at a different address from his or her parent.

     All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

PART IV
-------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     NUMBER                         DESCRIPTION
     ------                         -----------

     (b) See Exhibit list below

     2.1(4)             Agreement dated April 15, 1996, by and among the Company, Mr. Giovanni Marciano and certain other parties named thereunder.

     2.8(12)            Asset Purchase Agreement dated March 13, 1998, by and between P-Com, Inc. and Cylink
                        Corporation

     2.8A(12)           Amendment to the Asset Purchase Agreement dated March 13, 1998 by and between P-Com, Inc.
                        and Cylink Corporation.

     2.8B(12)           Amendment No. 2 to the Asset Purchase Agreement dated March 27, 1998 by and between P-Com,
                        Inc. and Cylink Corporation.

     2.8C(12)           Unsecured Subordinated Promissory Note

     3.2(2)             Restated Certificate of Incorporation filed on March 9, 1995.

     3.2A(7)            Certificate of Amendment of Restated Certificate of Incorporation filed on June 16, 1997.

     3.2B(8)            Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

     3.2C(15)           Certificate of Designation of the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

     3.2D(15)           Certificate of Designation for the Series B Convertible Participating Preferred Stock, as
                        filed with the Delaware Secretary of State on December 21, 1998.

     3.2E(15)           Certificate of Correction of Certificate of Designations for the Series B Convertible
                        Participating Preferred Stock, as filed with the Delaware Secretary of State on December
                        23, 1998.

     3.3(1)             Bylaws of the Company.

     4.1(1)             Form of Common Stock Certificate.

     4.2(11)            Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and
                        Trust Company of California, N.A., as Trustee.

     4.4(11)            Registration Rights Agreement, dated as of November 1, 1997 by and among the Registrant and
                        PaineWebber Incorporated, BancAmerica Robertson Stephens, NationsBanc Montgomery
                        Securities, Inc. and Pacific Growth Equities, Inc.

     4.5(9)             Rights Agreement, dated as of October 1, 1997, between the Company and BankBoston, N.A., which includes the form of Certificate of Designation for the Series A Junior Participating
                        Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of
                        Rights to Purchase Preferred Shares as Exhibit C.

     4.6(14)            First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and BankBoston, N.A.

     4.7(15)            Amended and Restated Rights Agreement, dated as of December 18, 1998 between the Company and BankBoston, N.A.

     4.8(15)            Amended and Restated Rights Agreement, dated as of December 21, 1998 between the Company and BankBoston, N.A.

     4.9 (30 )          Amendment to Amended and Restated Rights Agreement

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

     10.16(13)          1995 Stock Option/Stock Issuance Plan, as amended.
                        1995 Stock Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic
                        Stock Option for initial grant and annual grants and Automatic Stock Option Agreement, as amended.

     10.17(13)          Employee Stock Purchase Plan, as amended.

     NUMBER                          DESCRIPTION
     ------                          -----------
     10.18(1)           Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

     10.19A(10)         Service Agreement dated December 15, 1997 by and between the Company and Mr. George P.
                        Roberts.

     10.19B(10)         Service Agreement dated December 15, 1997 by and between the Company and Mr. Michael J.
                        Sophie.

     10.19C(10)         Service Agreement dated December 15, 1997 by and between the Company and Mr. Pier
                        Antoniucci.

     10.21(1)           Real Property Lease dated December 10, 1993, by and between the Company and Bryan T.D.
                        Trust, pertaining to 3175 S. Winchester Boulevard, Campbell, California 95008.

     10.23(2)           Sublease dated May 1, 1995 by and between the Company and Medallion Mortgage Company.

     10.24(3)           Lease dated August 4, 1995 by and between P-COM United Kingdom, Inc. and Capital Counties plc; Rent Deposit Deed dated August 4, 1995, by and between P-Com United Kingdom, Inc.
                        and Capital Counties plc.

     10.27(5)           Lease dated November 11, 1995 by and between the Company, Inc. and Johann Birkart,
                        Internationale Spedition GmbH & Co.

     10.31(13)          Credit Agreement among P-Com, Inc. as the Borrower, Union Bank of California N.A., as
                        Administrative Agent, Bank of America National Trust and Savings Association as
                        Syndication Agent and the Lenders party hereto dated as of May 15, 1998.

     10.32(13)          Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     10.33(13)          Revolving Promissory Note in the principal amount of $25,000,000 dated May 15, 1998.

     10.34(13)          Subsidiary Guarantee dated as of May 15, 1998.

     *10.35(13)         Joint Development and License Agreement between Siemens Aktiengesellschaft and P-Com,
                        Inc. dated June 30, 1998.

     10.36(13)          International Employee Stock Purchase Plan

     10.37(14)          First Amendment to Credit Agreement by and among P-Com, Inc.,  as the Borrower, Union
                        Bank of California N.A., as Administrative Agent, Bank of America National Trust and
                        Savings Association, as Syndication Agent, and the Lenders party thereto, dated as of
                        July 31, 1998.

     10.38(15)          Securities Purchase Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.

     10.39(15)          Registration Rights Agreement dated as of December 21, 1998 by and among the Company and the purchasers listed therein.

     NUMBER                                DESCRIPTION
     ------                                -----------
     10.40A(16)          Warrant to purchase shares of Common Stock, dated as of December 21, 1998, issued by the
                         Company to Castle Creek Technology Partners LLC

     10.40B(16)          Warrant to purchase shares of Common Stock, dated as of December 21, 1998, issued by the
                         Company to Capital Ventures International.

     10.40C(16)          Warrant to purchase shares of Common Stock, dated as of December 21, 1998, issued by the
                         Company to Marshall Capital Management, Inc

     10.41(15)           Second Amendment to Credit Agreement and First Amendment to Security Agreement by and
                         among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative
                         Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and
                         the lenders party thereto dated as of October 21, 1998.

     10.42(15)           Third Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union
                         Bank of California, N.A., as Administrative Agent, Bank of America National Trust and
                         Savings Association, as Syndication Agent, and the lenders party thereto dated as of
                         December 17, 1998.

     10.43(17)           Fourth Amendment to Credit Agreement and First Amendment to Security Agreement by and
                         among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative
                         Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and
                         the lenders party thereto dated as of December 28, 1998.

     10.44(17)           Fifth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union
                         Bank of California, N.A., as Administrative Agent, Bank of America National Trust and
                         Savings Association, as Syndication Agent, and the lenders party thereto dated as of
                         January 29, 1999.

     10.45(18)           Sixth Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union
                         Bank of California, N.A., as Administrative Agent, Bank of America National Trust and
                         Savings Association, as Syndication Agent, and the lenders party thereto dated as of
                         March 31, 1999.

     10.46(18)           Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and the
                         Kaufmann Fund.

     10.47 (18)          Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and
                         Baystar Capital, L.P.

     10.48 (18)          Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and the
                         Lagunitas Partners,L.P.

     10.49 (18)          Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and
                         Gruber McBain International.

     10.50 (18)          Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and
                         Lockheed Martin Corp. Master Retirement Trust.

     10.51 (18)          Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and
                         Trustees of Hamilton College.

     10.52 (18)          Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and
                         State of Wisconsin Investment Board.

     10.53 (19)          Seventh Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union
                         Bank of California, N.A., as Administrative Agent, Bank of America National Trust and
                         Savings Association, as Syndication Agent, and the lenders party thereto dated as of June
                         29, 1999.

     10.54 (20)          Agreement between P-Com and Marshall Capital
                         Management, Inc., dated as of June 4, 1999.

     10.55 (21)          Agreement between P-com and Castle Creek Technology
                         Partners, LLC, dated as of June 4, 1999.

     10.56 (22)          Agreement between P-Com and Capital Ventures
                         International, dated as of June 4, 1999.

     10.57 (23)          Warrant to purchase shares of Common Stock, dated as
                         of June 4, 1999, issued by P-Com,
                         Inc. to Marshall Capital Management, Inc.

     10.58 (24)          Warrant to purchase shares of Common Stock, dated as
                         of June 4, 1999, issued by P-Com,
                         Inc. to Castle Creek Technology Partners LLC.

     10.59 (25)          Warrant to purchase shares of Common Stock, dated as
                         of June 4, 1999, issued by P-Com,
                         Inc. to Capital Ventures International.

     10.60 (26)          Severance Agreement dated April 21, 1999 by and
                         between the Company and Robert E. Collins.

     10.61 (27)          Offer letter dated April 1., 1999 by and between the
                         Company and Robert E. Collins.

     10.62 (28)          Employment Letter Agreement between P-Com, Inc. and
                         James Sobczak, dated August 18, 1999.

     10.63 (29)          Severance Agreement between P-Com, Inc. and James
                         Sobczak, dated September 10, 1999.

     10.64 (30)          Eighth Amendment to Credit Agreement dated August 3,
                         1999.

     10.65 (31)          Stock Purchase Warrant agreement between P-Com, Inc.
                         and Castle Creek Technology Partners
                         LLC, dated August 11, 1999.

     10.66 (32)          Stock Purchase Warrant agreement between P-Com, Inc.
                         and Capital Ventures International,
                         dated August 11, 1999.

     10.67 (33)          Stock Purchase Warrant agreement between P-Com, Inc.
                         and Marshall Capital Management, Inc., dated August 11,
                         1999.

     10.68 Penalty Settlement agreement between P-Com Inc. and Castle Creek Technology Partners, LLC, dated November 16, 1999.

     10.69 Penalty Settlement agreement between P-Com Inc. and Marshall Capital Management, Inc. dated November 16, 1999.

     10.70 Penalty Settlement agreement between P-Com Inc. and Capital Ventures International dated November 16, 1999.

     10.71 Eighth Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto, dated as of August 3, 1999.

     10.72 Ninth Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto, dated as of November 12, 1999.

     10.73 Tenth Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California, N.A., as Administrative Agent, Bank of America National Trust and Savings Association, as Syndication Agent, and the lenders party thereto, dated as of December 16, 1999.

     11.1(26)            Computation of Pro Forma Net Income (Loss) Per Share.

     21.1(26)            List of subsidiaries of the Registrant.

     23.1                Consent of PricewaterhouseCoopers LLP, Independent
                         Accountants.

     24.1   Power of Attorney. (See page 80.)
     27.1   Financial Data Schedule

(1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on FormS-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.

(2) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-1 (File No. 33-95392) declared effective with the Securities and Exchange Commission on August 17, 1995.

(3) Incorporated by reference to identically numbered exhibits included in the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 1, 1996.

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

(28) Incorporated by reference to identically numbered exhibit to the Company's Current Report on Form 8-K dated June 21, 1999, as filed with the Securities and Exchange Commission on June 22, 1999.

(29) Incorporated by reference to Exhibit 48A to the Company's Report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(30) Incorporated by reference to Exhibit 48B to the Company's report Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(31) Incorporated by reference to Exhibit 48C to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(32) Incorporated by reference to Exhibit 49.A to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(33) Incorporated by reference to Exhibit 49.B to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(34) Incorporated by reference to Exhibit 49.C to the Company's report on Form 8-K dated June 4, 1999, as filed with the Securities and Exchange Commission on June 8, 1999.

(35) Incorporated by reference to Exhibit 10.46 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1999.

(36) Incorporated by reference to Exhibit 10.47 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 1999.

(37) Incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1999.

(38) Incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1999.

(39) Incorporated by reference to Exhibit 10.56 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1999.

(40) Incorporated by reference to Exhibit 10.57 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1999.

(41) Incorporated by reference to Exhibit 10.58 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1999.

(42) Incorporated by reference to Exhibit 10.59 to the Company's Quarterly Report of Form 10-Q for the quarterly period ended September 30, 1999.

(43) Incorporated by reference to identically numbered exhibit to the Company's Registration statement on Form 8-A/A filed with the Securities and Exchange Commission on August 25, 1999.

*    Confidential treatment granted as to certain portions of these exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on.


          P-COM, INC.

          Date: March 31, 2000     By /s/ George P. Roberts
                                     -----------------------------
                                     George P. Roberts
                                     Chairman of the Board and
                                     Chief Executive Officer


          Date: March 31, 2000      By /s/ Robert E. Collins
                                     -----------------------------
                                     Robert E. Collins
                                     Chief Financial Officer, Vice
                                     President,
                                     Finance and Administration

POWER OF ATTORNEY


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 2000         By /s/  George P. Roberts
                                 ---------------------------------------------------------
                                 George P. Roberts
                                 Chairman of the Board and
                                 Chief Executive Officer (Principal Executive Officer)

Date:  March 31, 2000         By /s/ Robert E. Collins
                                 ---------------------------------------------------------
                                 Robert E. Collins
                                 Chief Financial Officer, Vice President,
                                 Finance and Administration (Principal Financial Officer)

Date:  March 31, 2000         By /s/ James J. Sobczak
                                 ---------------------------------------------------------
                                 James J. Sobczak
                                 President and Chief Operating Officer, Director of the Company

Date:  March 31, 2000         By /s/ Brian Josling
                                 ---------------------------------------------------------
                                 Brian Josling
                                 Director of the Company

Date:  March 31, 2000         By /s/ John A. Hawkins
                                 ---------------------------------------------------------
                                 John A. Hawkins
                                 Director of the Company

Date:  March 31, 2000         By /s/ M. Bernard Puckett
                                 ---------------------------------------------------------
                                 M. Bernard Puckett
                                 Director of the Company