Form 10-Q/A
period 1998-06-30
P COM INC
filed 2000-05-11
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________
                                  FORM 10-Q/A
                                Amendment No. 4
                                 To Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from      to      .

                        Commission File Number: 0-25356
                               ________________
                                  P-Com, Inc.
            (Exact name of Registrant as specified in its charter)

                               ________________

              Delaware                                 77-0289371
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

 3175 S. Winchester Boulevard, Campbell,
            California                                    95008
(Address of principal executive offices)               (zip code)

      Registrant's telephone number, including area code: (408) 866-3666
                               ________________

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

     P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. The Company is amending, and pursuant to those amendments has revised its 1998, as reflected in this filling, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the quarter ended June 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements

P-COM, INC.

                               TABLE OF CONTENTS

                                                                           Page
 Part I.   Financial Information                                          Number
           ---------------------                                          ------
   Item 1. Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 1998
           and December 31, 1997........................................     4

           Condensed Consolidated Statements of Operations for the
           three and six month periods ended June 30, 1998 and 1997.....     5

           Condensed Consolidated Statements of Cash Flows for the
           six month periods ended June 30, 1998 and 1997...............     6

           Notes to Condensed Consolidated Financial Statements.........     7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    13

Part II.   Other Information
           -----------------

   Item 1. Legal Proceedings............................................    33

   Item 2. Changes in Securities........................................    33

   Item 3. Defaults Upon Senior Securities..............................    33

   Item 4. Submission of Matters to a Vote of Security Holders..........    33

   Item 5. Other Information............................................    33

   Item 6. Exhibits and Reports on Form 8-K.............................    33

           Signatures...................................................    35

PART I - FINANCIAL INFORMATION
------------------------------

ITEM I

                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                June 30,      December 31,
                                                  1998            1997
                                                --------      ------------
ASSETS                                         (restated)
Current assets:
 Cash and cash equivalents                      $ 24,988      $     88,145
 Accounts receivable, net                         81,369            70,883
 Notes receivable                                  1,370               205
 Inventory                                        78,618            58,003
 Prepaid expenses and other current assets        19,517            12,329
                                                --------      ------------
  Total current assets                           205,862           229,565

Property and equipment, net                       45,868            32,313
Deferred income taxes                              6,950             1,697
Goodwill and other assets                         75,905            41,946
                                                --------      ------------
                                                $334,585      $    305,521
                                                ========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                               $ 27,570      $     38,043
 Accrued employee benefits                         4,165             3,930
 Other accrued liabilities                         6,260             6,255
 Income taxes payable                              5,756             6,409
 Deferred liabilities                                750                --
 Notes payable                                    38,693               293
                                                --------      ------------
  Total current liabilities                       83,194            54,930
                                                --------      ------------

Deferred liabilities, net of current portion       7,250                --
                                                --------      ------------
Long-term debt                                   102,643           101,690
                                                --------      ------------

Minority interest                                     --               604
                                                --------      ------------

Stockholders' equity:
 Preferred stock                                      --                --
 Common stock                                          4                 4
 Additional paid-in capital                      135,248           131,735
 Retained earnings                                 7,020            18,380
 Accumulated other comprehensive income             (774)           (1,822)
                                                --------      ------------
  Total stockholders' equity                     141,498           148,297
                                                --------      ------------
                                                $334,585      $    305,521
                                                ========      ============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)

                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                1998                1997           1998             1997
                                               -------             -------       --------          -------
                                              (restated)                         (restated)
Sales
    Product                                    $48,496             $46,961       $ 99,917          $85,554
    Service                                      8,910               8,097         16,126           13,731
                                               -------             -------       --------          -------
      Total Sales                               57,406              55,058        116,043           99,285
                                               -------             -------       --------          -------
Cost of sales
    Product                                     32,788              27,938         61,635           51,079
    Service                                      5,952               4,437         10,617            8,748
                                               -------             -------       --------          -------
      Total cost of sales                       38,740              32,375         72,252           59,827
                                               -------             -------       --------          -------
    Gross profit                                18,666              22,683         43,791           39,458
                                               -------             -------       --------          -------
Operating expenses:
    Research and development                    10,192               7,051         17,920           13,825
    Selling and marketing                        6,438               4,008         10,663            6,923
    General and administrative                   4,871               4,032          8,762            7,469
    Goodwill amortization                        2,094                 565          2,792              911
    Acquired in-process research and
      development                                   --                  --         15,442               --
                                               -------             -------       --------          -------
      Total operating expenses                  23,595              15,656         55,579           29,128
                                               -------             -------       --------          -------
Income (loss) from operations                   (4,929)              7,027        (11,788)          10,330
Interest expense                                (1,833)               (712)        (3,599)          (1,008)
Interest income                                    346                 240          1,228              620
Other income (expense)                              45                 372             65              217
                                               -------             -------       --------          -------
Income (loss) before income taxes               (6,371)              6,927        (14,094)          10,159
Provision (benefit) for income taxes              (108)              1,816         (2,734)           3,369
                                               -------             -------       --------          -------
Net income (loss)                              $(6,263)            $ 5,111       $(11,360)         $ 6,790
                                               =======             =======       ========          =======

Net income (loss) per share:
    Basic                                      $ (0.14)            $  0.12       $  (0.26)         $  0.16
                                               =======             =======       ========          =======
    Diluted                                    $ (0.14)            $  0.12       $  (0.26)         $  0.16
                                               =======             =======       ========          =======

Shares used in per share computation:
    Basic                                       43,201              42,174         43,077           41,772
                                               =======             =======       ========          =======
    Diluted                                     43,201              43,771         43,077           43,504
                                               =======             =======       ========          =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                       Six Months Ended June 30,
                                                                        1998               1997
                                                                      --------           --------
                                                                      (restated)
Cash flows from operating activities:
------------------------------------
 Net income (loss)                                                    $(11,360)          $  6,790
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation                                                           5,793              1,868
  Amortization of goodwill                                               2,792                913
  Change in minority interest                                             (604)                33
  Deferred income taxes                                                 (5,253)                14
  Acquired in-process research and development                          15,442                 --
  Change in assets and liabilities (net of acquisition balances):
   Accounts receivable                                                 (15,921)            (5,743)
   Notes receivable                                                     (1,165)             1,814
   Inventory                                                           (15,506)            (7,054)
   Prepaid expenses                                                     (7,188)            (5,804)
   Goodwill and other assets                                            (1,495)              (819)
   Accounts payable                                                    (11,828)            (5,223)
   Accrued employee benefits                                               235              1,278
   Deferred liabilities                                                  8,000                 --
   Other accrued liabilities                                                 5             (3,096)
   Income taxes payable                                                   (653)             1,731
                                                                      --------           --------
    Net cash used in operating activities                              (38,706)           (13,298)
                                                                      --------           --------

Cash flows from investing activities:
------------------------------------
 Acquisition of property and equipment                                 (18,887)            (3,226)
 Acquisitions, net of cash acquired                                    (49,478)           (10,855)
                                                                      --------           --------
    Net cash used in investing activities                              (68,365)           (14,081)
                                                                      --------           --------

Cash flows from financing activities:
------------------------------------
 Proceeds from notes payable                                            39,353              4,562
 Proceeds from stock issuances, net of expenses                          3,513              1,720
                                                                      --------           --------
    Net cash provided by financing activities                           42,866              6,282
                                                                      --------           --------

Effect of exchange rate changes on cash                                  1,048               (550)
                                                                      --------           --------

Net decrease in cash and cash equivalents                              (63,157)           (21,647)

Cash and cash equivalents at the beginning of the period                88,145             42,226
                                                                      --------           --------

Cash and cash equivalents at the end of the period                    $ 24,988           $ 20,579
                                                                      ========           ========

Supplemental cash flow disclosures:
 Cash paid for income taxes                                           $  1,902           $  1,510
                                                                      ========           ========
 Cash paid for interest                                               $  3,839           $    459
                                                                      ========           ========
 Stock issued in connection with the acquisition
  of CSM and ACS                                                      $     --           $ 14,500
                                                                      ========           ========
 Promissory note issued in connection with
  the acquisition of Cylink, net of amount withheld                   $  9,682           $     --
                                                                      ========           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Revision of financial statements and changes to certain information

     The Company is amending, and pursuant to those amendments has revised its 1998, as reflected in this filing, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the quarter ended June 30, 1998.

     The effect of this revision on previously reported condensed consolidated financial statements (as amended) as of and for the three and six month periods ended June 30,1998 is as follows (in thousands except per share amounts, unaudited):

                                                              Three months ended           Six months ended
                                                                 June 30, 1998               June 30, 1998
     Statements of Operations:                               As reported    Restated    As reported   Restated
                                                             -----------   ---------    -----------   --------
     Sales                                                   $    63,459   $  57,406    $   122,096   $ 116,043
     Income (loss) from operations                           $    (1,124)  $  (4,929)   $    (5,735)  $ (11,788)
     Net income (loss)                                       $      (210)  $  (6,263)   $    (5,307)  $ (11,360)
     Net loss per share
        Basic and diluted                                    $         -   $   (0.14)   $     (0.12)  $   (0.26)

                                                                 June 30, 1998
     Balance Sheets                                          As reported   Restated
                                                             -----------   --------
     Accounts receivable, net                                $    79,422   $  81,369
     Total assets                                            $   332,638   $ 334,585
     Deferred liabilities                                    $         -   $     750
     Deferred liabilities, net of current portion            $         -   $   7,250
     Total liabilities                                       $   185,087   $ 193,087

2.   NET INCOME (LOSS) PER SHARE

     Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below (in thousands except per share data):

                                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                                        1998               1997       1998             1997
                                                                      --------           --------   --------        ---------
                                                                     (restated)                    (restated)
     Numerator - net income (loss)                                    $ (6,263)          $  5,111   $(11,360)       $   6,790
                                                                      ========           ========   ========        =========

     Denominator for basic income (loss) per common share               43,201             42,174     43,077           41,772
     Effect of dilutive securities:
      Stock options                                                                         1,597         --            1,732
                                                                      --------           --------   --------        ---------

     Denominator for diluted net income (loss) per common share         43,201             43,771     43,077           43,504
                                                                      ========           ========   ========        =========

     Income (loss) per share:
      Basic                                                           $  (0.14)          $   0.12   $  (0.26)       $    0.16
                                                                      ========           ========   ========        =========
      Diluted                                                         $  (0.14)          $   0.12   $  (0.26)       $    0.16
                                                                      ========           ========   ========        =========

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

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                                  1998      1997       1998       1997
                                               ----------  -------  ----------  --------
                                               (restated)           (restated)
          Net income (loss)                    $   (6,263) $ 5,111  $  (11,360) $  6,790
          Other comprehensive income                1,231    1,623       1,048     1,346
                                               ----------  -------  ----------  --------
          Total comprehensive income (loss)    $   (5,032) $ 6,734  $  (10,312) $  8,136
                                               ==========  =======  ==========  ========

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

     The total purchase price of the acquisition was as follows (in thousands):

               Cash Payment                              $ 46,000
               Short-term promissory note                  14,500
               Amount of note withheld                     (4,818)
               Expenses                                     2,483
                                                         --------
                              Total                      $ 58,165
                                                         ========

     The allocation of the purchase price was as follows (in thousands):

          Accounts receivable, net                       $  4,247
          Inventory                                         5,109
          Property and equipment, net                         461
          Current liabilities assumed                      (1,355)
          Intangible assets:
           Goodwill                                        23,482
           In-process research and
           development                                     15,442
           Developed technology                             6,291
           Acquired workforce                               1,781
           Core technology                                  2,707
                                                         --------
                  Total                                  $ 58,165
                                                         ========

     The following unaudited pro forma information combines the historical sales and net income (loss) and net income (loss) per share of P-Com and the Cylink Wireless Group for the six months ended June 30, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results including amortization of goodwill and other intangible assets related to the Cylink Wireless Group acquisition, are as follows (In thousands, except per share data):

                                           Six Months Ended                          Twelve Months Ended
                                             June 30, 1998                            December 31, 1997
                                ---------------------------------------    ---------------------------------------
                                               (restated)
                                   P-Com         Cylink      Pro Forma        P-Com        Cylink       Pro Forma
                                -----------    -----------  -----------    -----------   -----------   -----------
Sales                           $   116,043    $     4,508  $   120,551    $   220,702   $    27,957   $   248,659

Net income (loss)                   (11,360)        (4,706)     (16,066)        18,891        (3,443)       15,448
Net income  (loss) per share:
  Basic                               (0.26)         (0.11)       (0.37)          0.45         (0.08)         0.37
  Diluted                             (0.26)         (0.11)       (0.37)          0.43         (0.08)         0.35

     After consideration of recent guidance, which included modifications of widely recognized appraisal practices, the Company adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Access Group, which included decreasing the IPR&D charge from $33.9 million as originally reported in the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 1998 to $15.4 million. The result is a lesser charge to operations for IPR&D and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

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

6. INVENTORY

   Inventory consists of the following (in thousands):

                                                                       June 30,    December 31,
                                                                         1998          1997
                                                                      (unaudited)
                                                                      -----------  -------------
            Raw materials                                               $ 12,374       $  9,695
            Work-in-process                                               40,559         32,472
            Finished goods                                                25,685         15,836
                                                                        --------       --------
                                                                        $ 78,618       $ 58,003
                                                                        ========       ========

7. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                                       June 30,      December 31,
                                                                         1998           1997
                                                                      (unaudited)
                                                                      -----------    ----------
            Tooling and test equipment                                  $ 39,726       $ 31,603
            Computer equipment                                             7,252          4,950
            Furniture and fixtures                                         6,895          4,979
            Land and buildings                                             1,403          1,389
            Construction-in-process                                       10,287          3,294
                                                                        --------       --------
                                                                          65,563         46,215

            Less - accumulated depreciation and amortization             (19,695)       (13,902)
                                                                        --------       --------
                                                                        $ 45,868       $ 32,313
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

Revision of financial statements and changes to certain information

     P-Com, Inc. (the "Company") is amending, and pursuant to those amendments has revised its 1998, as reflected in this filing, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the quarter ended June 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

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

     The total purchase price of the acquisition was $58.2 million including acquisition expenses of $2.5 million. Of the purchase price, $15.4 million has been assigned to in-process research and development ("IPR&D") and expensed upon the consummation of the acquisition. The Company originally recorded a $33.9 million charge for purchased IPR&D in March 1998 based upon a purchase price allocation, which was made in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequently, the Company has resolved to adjust the amount originally allocated to acquired IPR&D based on a more current and preferred methodology. As such, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Group. The result is a lesser charge to income for IPR&D and a higher recorded value of goodwill and other intangible assets.

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

     The following table sets forth items from the Condensed Consolidated
Income Statements as a percentage of sales for the periods indicated. In addition, this Quarterly Report on Form 10-Q/A may contain forward-looking statements that involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q/A.

     Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1997 Annual Report on Form 10-K/A, Quarterly Report on Form 10-Q/A for the period ended March 31, 1998 other documents filed by the Company with the Securities and Exchange Commission.

                                                                         Three Months Ended           Six Months Ended
                                                                               June 30,                    June 30,
                                                                            1998        1997          1998         1997
                                                                          --------     -----          -----        -----
                                                                         (restated)                   (restated)
            Sales                                                             100.0%    100.0%          100.0%       100.0%
            Cost of sales                                                      67.5      58.8            62.3         60.3
                                                                              -----     -----           -----        -----
            Gross profit                                                       32.5      41.2            37.7         39.7
                                                                              -----     -----           -----        -----
            Operating expenses:
                Research and development                                       17.8      12.8            15.4         13.9
                Selling and marketing                                          11.2       7.3             9.2          7.0
                General and administrative                                      8.5       7.3             7.6          7.5
                Goodwill amortization                                           3.6       1.0             2.4          0.9
                Acquired in-process
                research and development                                         --        --            13.3           --
                                                                              -----     -----           -----        -----
            Total operating expenses                                           41.1      28.4            47.9         29.3
                                                                              -----     -----           -----        -----
            Income (loss) from operations                                      (8.6)     12.8           (10.2)        10.4
                                                                              -----     -----           -----        -----
            Interest and other income (expense), net                           (2.5)     (0.2)           (2.0)        (0.2)
                                                                              -----     -----           -----        -----
            Income (loss) before income taxes                                 (11.1)     12.6           (12.1)        10.2
            Provision (benefit) for income taxes                               (0.2)      3.3            (2.4)         3.4
                                                                              -----     -----           -----        -----
            Net income (loss)                                                 (10.9%)     9.3%           (9.8%)        6.8%
                                                                              =====     =====           =====        =====


Results of Operations for the Three and Six Months Ended June 30, 1998 and 1997

     Sales. Sales for the three months ended June 30, 1998 and 1997 were approximately $57.4 million and $55.1 million, respectively, an increase of 4.3%. Sales for the six months ended June 30, 1998 and 1997 were approximately $116.0 million and $99.3 million, respectively, an increase of 16.9%. The sales increase for the three and six month periods in 1998 as compared to the same periods in 1997 was due to increased sales from existing customers and sales from acquired companies. Sales to new customers in the first and second quarter of 1998 (excluding companies recently acquired) were less than 10% of total sales. The Company recently acquired three companies, including the assets of the Cylink Wireless Group, which were acquired on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group in the second quarter of 1998 were approximately $8.7 million. RT Masts and Telematics were acquired on November 27, 1997 and accounted for as poolings-of-interest. Under the pooling-of-interest method of accounting, prior period financial statements are restated to present the results of the combined companies as if they had been combined since inception. Sales for RT Masts in the second quarter of 1998 and 1997 were approximately $5.3 million and $2.6 million, respectively. Sales for Telematics in the second quarter of 1998 and 1997 were approximately $3.0 million and $2.2 million, respectively. For the six months ended June 30, 1998, four customers accounted for 36.1% of the sales of the Company. For the six months ended June 30, 1997, seven customers accounted for 54.1% of the sales of the Company.

     Product sales for the three months ended June 30, 1998 were approximately $48.5 million or 84% of total sales, and service sales were approximately $8.9 million or 16% of total sales. Product sales for the six months ended June 30, 1998 were approximately $99.9 million or 86% of total sales, and service sales were approximately $16.1 million or 14% of total sales. Product sales for the three months ended June 30, 1997 were approximately $47.0 million or 85% of total sales, and service sales were approximately $8.1 million or 15% of total sales. Product sales for the six months ended June 30, 1997 were approximately $85.6 million or 86% of total sales, and service sales were approximately $13.7 million or 14% of total sales.

     Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended June 30, 1998, the Company generated approximately $24.4 million or 43% of its sales in the US and approximately $33.0 or 57% internationally. For the six months ended June 30, 1998, the Company generated approximately $34.4 million or 30% of its sales in the U.S. and approximately $81.7 million or 70% internationally.

     Gross Profit. For the three months ended June 30, 1998 and 1997, gross profit was approximately $18.7 million, or 32.5% of sales, and approximately $22.7 million, or 41.2% of sales, respectively. For the six months ended June 30, 1998 and 1997, gross profit was approximately $43.8 million or 37.7% of net sales, and approximately $39.5 million, or 39.7% of net sales, respectively. The decline in gross profit in the second quarter of 1998 compared to the corresponding period in 1997 was primarily due to declines in prices.

     Research and Development. For the three months ended June 30, 1998 and 1997, research and development expenses were approximately $10.2 million and $7.1 million, respectively. The increase in research and development expenses during the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to increased staffing. As a percentage of sales, research and development expenses increased from 12.8% in the three months ended June 30, 1997 to 17.8% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development including point-to-multipoint development and also due to slower growth in sales relative to R&D.

     Research and development expenses for the six months ended June 30, 1998 and 1997 were approximately $17.9 million and $13.8 million, respectively. The increase in research and development during the six months ended June 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing. As a percentage of sales, research and development expenses increased from 13.9% in the six months ended June 30, 1997 to 15.4% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development and, also due to slower growth in sales relative to R&D. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

     Selling and Marketing. For the three months ended June 30, 1998 and 1997, selling and marketing expenses were approximately $6.4 million and $4.0 million, respectively. The increase in selling and marketing expenses in the three months ended June 30, 1998, as compared to the corresponding period in 1997, was primarily due to increased staffing and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.3% in the three months ended June 30, 1997 to 11.2% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due to the costs relating to the Company's expansion of its international market.

     Selling and marketing expenses for the six months ended June 30, 1998 and 1997 were approximately $10.7 million and $6.9 million, respectively. The increase in selling and marketing during the six months ended June 30,

1998, as compared to the corresponding period in 1997 was due primarily to increased staffing, and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.0% in the six months ended June 30, 1997 to 9.2% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due to the costs relating to the expansion of the Company's international sales. The Company expects that selling and marketing expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

     General and Administrative. For the three months ended June 30, 1998 and 1997, general and administrative expenses were $4.9 million and $4.0 million, respectively. The increase was principally due to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses increased from 7.3% in the three months ended June 30, 1997 to 8.5% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales during the three months ended June 30, 1998 as compared to the corresponding period in 1997 was due primarily to the costs relating to the expansion of the Company's operations.

     General and administrative expenses for the six months ended June 30, 1998 and 1997 were approximately $8.8 million and $7.5 million, respectively. This increase was due primarily to increased staffing and other costs resulting from the Company's expansion of its operations. As a percentage of sales, general and administrative expenses increased slightly from 7.5% in the six months ended June 30, 1997 to 7.6% in the corresponding period in 1998. The Company expects that general and administrative expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

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

     In-Process Research and Development . The Company recorded a charge for in-process research and development ("IPR&D") in March 1998 relating to the acquisition of the Cylink Wireless Group in a manner consistent with widely recognized appraisal practices at the date of acquisition. Subsequent to this time, the Company became aware of new information, which brought into question the traditional appraisal methodology, and revised its purchase price allocation based upon a more current and preferred methodology. As a result of computing in-process research and development using the more current and preferred methodology, the first quarter charge for acquired IPR&D was decreased from $33.9 million previously recorded to $15.4 million, a decrease of $18.5 million with a corresponding increase in goodwill and other intangible assets and related amortization in subsequent quarters. Technological feasibility was not established for the expensed IPR&D, and the expensed IPR&D had no alternative future use. The portion of the purchase price allocated to goodwill and other intangible assets includes $6.3 million of developed technology, $2.7 million of core technology, $1.8 million of assembled workforce, and $23.5 million of goodwill.

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

Liquidity and Capital Resources

     The Company used approximately $38.7 million in operating activities during the six months ended June 30, 1998, primarily due to an increase in accounts receivable, inventory, prepaid expenses, and other assets of $15.9 million, $15.5 million, $7.2 million, and $1.5 million, respectively, and a decrease in accounts payable of $11.8 million and deferred income taxes of $5.3 million. These uses of cash were partially offset by net income (excluding non-cash charges for acquired in-process research and development expense of $15.4 million) of $4.1 million, an increase in deferred liabilities of $8.0 million, and depreciation and amortization expense of $5.8 million and $2.8 million, respectively.

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

     At June 30, 1998 and December 31, 1997, net accounts receivable were approximately $81.4 million and $70.9 million, respectively. The Company has established a receivables purchase agreement that allows the Company to sell up to $25 million in accounts receivable. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At June 30, 1998 and December 31, 1997, inventory was approximately $78.6 million and $58.0 million, respectively. Of the $20.6 million increase that occurred in the six months ended June 30, 1998, $5.1 million was due to the acquisition of inventory from the Cylink Wireless Group acquisition.

     At June 30, 1998, the Company had working capital of approximately $122.7 million, compared to $174.6 million at December 31, 1997. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will subject the Company to increased risks that have and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

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

Certain Factors Affecting Operating Results

     Limited Operating History

     P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the second quarter of fiscal 1998, the Company generated a cumulative net profit of approximately $7.0 million. The decrease in cumulative net profit from 1997 to the second quarter of 1998 was due to the one time in-process research and development charge of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. From October 1993 through June 30, 1998, the Company generated sales of approximately $570.9 million, of which $336.7 million, or 59.0% of such amount, was generated in the year ended December 31, 1997 and the first half of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first half of 1998, both the Company's sales and operating expenses increased more rapidly than the Company had anticipated. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. In fact, during the second quarter of 1998, the company experienced its lowest rate of sequential sales growth since it became a public company. In the recent quarters, the Company has been experiencing higher than normal price declines. The declines in prices have a downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and operating expenses will continue to increase significantly in absolute dollars. If the Company's sales do not correspondingly increase, the Company's results of operations would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

     Significant Customer Concentration

     To date, approximately four hundred customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's 1997 sales. During the first half of 1998, four customers accounted for 36.1% of the Company's sales and as of June 30, 1998, seven customers accounted for 50% of the Company's backlog scheduled for shipment in the twelve months subsequent to June 30, 1998. The Company anticipates that it will continue to sell its products and services to a changing but still relatively small group of customers. Several of the Company's subsidiaries are dependent on one or a few customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems in volume on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services, as has been the case with certain customers historically, may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services (for example, certain potential customers in the telecommunications industry have been reported to have undergone financial difficulties and may therefore limit their future orders). In addition, acquisitions in the communications industry are common, which further concentrates the customer base and may cause orders to be delayed or cancelled. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations."

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

     Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such Year 2000 ("Y2K") requirements. The Company has commenced, for all its information systems and software contained in the products it sells, a Y2K date conversion project to address necessary code changes, testing and implementation. Significant uncertainty exists concerning the potential effects associated with such compliance. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company and/or its vendors will be able to modify timely and successfully such products, services and systems to comply with Y2K requirements, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Substantial Leverage

     In connection with the private placement of Notes due 2002 in November 1997, the Company incurred $100 million of indebtedness. As a result, the Company's total indebtedness including current liabilities, and stockholders' equity, as of June 30, 1998, was approximately $193.1 million and approximately $141.5 million, respectively. The Company recently borrowed $30 million under a new bank line of credit. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control.

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

          The following persons were elected as directors of the Company to serve for a term ending upon the Annual Stockholders' Meeting indicated beside their respective names and until their successors are elected and qualified:

                         Term Ending Upon the
                         Annual Stockholders'
                               Meeting          Votes For     Votes Withheld
                            -------------      -----------  ------------------

          M. Bernard Puckett       2001         37,288,583         581,374

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

     27.1(4)   Financial Data Schedule.

     * Confidential treatment requested as to certain portion of this exhibit.

     (1) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 24, 1998.

     (2) Previously filed with the Company's original Quarterly Report on Form 10-Q for the quarter ending March 31, 1998.

     (3) Previously filed with the Company's Quarterly Report on From 10-Q for the quarter ending June 30, 1998 as filed with the Securities and Exchange Commission on August 14, 1998.

     (4) Previously filed with the Company's amendment No. 1 to Form 10-Q for the quarter ending June 30, 1998, as filed with the Securities and Exchange Commission on April 30, 1999. (b) Reports on Form 8-K.

(b) Report on Form 8-K dated March 28, 1998 regarding the purchase of the assets of the Wireless Group of Cylink Corporation, as filed with the Securities and Exchange Commission on April 9, 1998.

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

                              P-COM, INC.

                              (Registrant)

Date:  May 9, 2000
                              By:  /s/ GEORGE P. ROBERTS
                                    ------------------------------------------
                              George P. Roberts
                              Chairman of the Board of Directors
                              and Chief Executive Officer
                              (Principal Executive Officer)

Date:  May 9, 2000
                              By: /s/ ROBERT E. COLLINS
                                    ------------------------------------------
                              Robert E. Collins
                              Chief Financial Officer and Vice President
                              Finance and Administration
                              (Principal Financial Officer)

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

     27.1(4)   Financial Data Schedule.

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

     (4) Previously filed with the Company's amendment No. 1 to Form 10-Q for the quarter ending June 30, 1998, as filed with the Securities and Exchange Commission on April 30, 1999.