Form 10-Q/A
period 1998-09-30
P COM INC
filed 2000-05-11
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

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

  This quarterly report on Form 10-Q/A consists of 43 pages of which this is page 1. The Exhibit Index appears on page 43.

    AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998 - RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

     P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. The Company is amending, and pursuant to those amendments has revised its 1998, as reflected in this filing, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement, which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the quarter ended September 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                                  P-COM, INC.

                               TABLE OF CONTENTS

                                                                     Page
PART I.   Financial Information                                     Number
          ---------------------                                     ------
  Item 1  Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997..................   4

          Condensed Consolidated Statements of Operations
          for the three and nine month periods ended
          September 30, 1998 and 1997...............................   5

          Condensed Consolidated Statements of Cash Flows
          for the nine month periods ended September 30,
          1998 and 1997.............................................   7

          Notes to Condensed Consolidated Financial Statements .....   8

Item 2    Management's Discussion and Analysis of Financial

          Condition and Results of Operations ......................  17

PART II.  Other Information
          -----------------

Item 1    Legal Proceedings.........................................  42

Item 2    Changes in Securities.....................................  42

Item 3    Defaults Upon Senior Securities...........................  42

Item 4    Submission of Matters to a Vote of Security Holders.......  42

Item 5    Other Information.........................................  42

Item 6  Exhibits and Reports on Form 8-K............................  42

Signatures                                                            44

PART I - FINANCIAL INFORMATION
------------------------------
ITEM I

                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                               September 30,  December 31,
                                                   1998           1997
                                                 --------       --------
                                                (restated)
ASSETS
Current assets:
 Cash and cash equivalents                       $ 23,600       $ 88,145
 Accounts receivable, net                          51,352         70,883
 Notes receivable                                     426            205
 Inventory                                         83,227         58,003
 Prepaid expenses and other current assets         16,917         12,329
                                                 --------       --------
  Total current assets                            175,522        229,565
Property and equipment, net                        47,319         32,313
Deferred income taxes                              15,526          1,697
Goodwill and other assets                          70,493         41,946
                                                 --------       --------
                                                 $308,860       $305,521
                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $ 32,879      $  38,043
 Accrued employee benefits                          2,983          3,930
 Other accrued liabilities                         10,723          6,255
 Income taxes payable                               4,140          6,409
 Deferred liabilities                               1,750             --
 Notes payable                                     45,967            293
                                                 --------      ---------
  Total current liabilities                        98,442         54,930
                                                 --------      ---------

Deferred liabilities, net of current portion        6,250             --
                                                 --------      ---------

Long-term debt                                    104,922        101,690
                                                 --------      ---------

Minority interest                                      --            604
                                                 --------      ---------

Stockholders' equity:
 Preferred Stock                                       --             --
 Common Stock                                           4              4
 Additional paid-in capital                       136,174        131,735
 Accumulated deficit                              (34,177)        18,380
 Accumulated other comprehensive income            (2,755)        (1,822)
                                                 --------      ---------
  Total stockholders' equity                     $ 99,246      $ 148,297
                                                 --------      ---------

                                                 $308,860      $ 305,521
                                                 ========      =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)

                                                             Three Months Ended     Nine Months Ended
                                                                September 30,          September 30,
                                                              1998        1997       1998        1997
                                                            --------    -------    --------    --------
                                                           (restated)             (restated)
Sales
  Product                                                   $ 19,865    $50,417    $119,782    $135,971
  Service                                                      9,874      6,774      26,000      20,505
                                                            --------    -------    --------    --------
   Total sales                                                29,739     57,191     145,782     156,476
                                                            --------    -------    --------    --------
Cost of sales
  Product                                                   $ 32,581    $28,752    $ 94,216    $ 79,831
  Service                                                      9,120      4,322      19,737      13,070
                                                            --------    -------    --------    --------
   Total cost of sales                                        41,701     33,074     113,953      92,901
                                                            --------    -------    --------    --------
  Gross profit (loss)                                        (11,962)    24,117      31,829      63,575
                                                            --------    -------    --------    --------
Operating expenses:
  Research and development                                    12,005      7,081      29,925      20,906
  Selling and marketing                                        6,288      4,070      16,951      10,993
  General and administrative                                  10,779      4,689      19,541      12,158
  Goodwill amortization                                        1,946        614       4,738       1,525
  Restructuring charge                                         4,332         --       4,332          --
  Acquired in-process research and development                    --         --      15,442          --
                                                            --------    -------    --------    --------
  Total operating expenses                                    35,350     16,454      90,929      45,582
                                                            --------    -------    --------    --------

  Income (loss) from operations                              (47,312)     7,663     (59,100)     17,993
  Interest expense                                            (2,194)      (246)     (5,793)     (1,254)
  Interest income                                                185        243       1,413         863
  Other income (expense)                                        (643)       (96)       (578)        121
                                                            --------    -------    --------    --------

  Income (loss) before income taxes                          (49,964)     7,564     (64,058)     17,723
  Provision (benefit) for income taxes                        (8,767)     3,528     (11,501)      6,897
                                                            --------    -------    --------    --------
  Net income (loss)                                         $(41,197)   $ 4,036    $(52,557)   $ 10,826
                                                            ========    =======    ========    ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                      Three Months Ended     Nine Months Ended
                                                                          September 30,         September 30,
                                                                         1998        1997       1998        1997
                                                                       --------    -------    --------    --------
                                                                      (restated)             (restated)
Net income (loss) per share:
 Basic                                                                   $(0.95)     $0.10      $(1.22)      $0.26
                                                                       ========    =======    ========    ========
 Diluted                                                                 $(0.95)     $0.09      $(1.22)      $0.25
                                                                       ========    =======    ========    ========

Shares used in per share computation:
 Basic                                                                   43,459     42,435      43,204      41,993
                                                                       ========    =======    ========    ========
 Diluted                                                                 43,459     44,604      43,204      43,871
                                                                       ========    =======    ========    ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          1998               1997
                                                                        ---------         ---------
                                                                        (restated)
Cash flows from operating activities:
Net income (loss)                                                       $(52,557)         $ 10,826
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Depreciation                                                            8,541             3,240
  Amortization of goodwill                                                 4,738             1,527
  Change in minority interest                                               (604)               34
  Deferred income taxes                                                  (13,829)               14
  Acquired in-process research and development expenses                   15,442                --

  Change in assets and liabilities (net of acquisition balances):
     Accounts receivable                                                  23,778           (15,300)
     Notes receivable                                                       (221)            1,811
     Inventory                                                           (20,115)          (14,890)
     Prepaid expenses                                                     (4,588)           (2,388)
     Goodwill and other assets                                              (847)           (1,010)
     Accounts payable                                                       (633)           (6,099)
     Accrued employee benefits                                              (947)              929
     Deferred liabilities                                                  8,000                --
     Other accrued liabilities                                             4,015            (2,767)
     Income taxes payable                                                 (2,269)            3,460
                                                                        --------          --------
     Net cash used in operating activities                               (32,096)          (20,613)
                                                                        --------          --------
Cash flows from investing activities:
  Acquisition of property and equipment                                  (23,427)           (6,487)
  Acquisitions, net of cash acquired                                     (61,742)          (10,855)
                                                                        --------          --------
     Net cash used in investing activities                               (85,169)          (17,342)
                                                                        --------          --------
Cash flows from financing activities:
  Proceeds from notes payable                                             47,715             4,431
  Proceeds from stock issuances, net of expenses                           4,439             3,886
  Proceeds from sale leaseback transaction                                 1,557                --
  Payment of sale leaseback obligation                                       (58)               --
                                                                        --------          --------
     Net cash provided by financing activities                            53,653             8,317
                                                                        --------          --------
Effect of exchange rate changes on cash                                     (933)             (576)
                                                                        --------          --------
Net decrease in cash and cash equivalents                                (64,545)          (30,214)
Cash and cash equivalents at the beginning of the period                  88,145            42,226
                                                                        --------          --------
Cash and cash equivalents at the end of the period                      $ 23,600          $ 12,012
                                                                        ========          ========
Supplemental cash flow disclosures:
  Cash paid for income taxes                                            $  1,922          $  2,288
                                                                        ========          ========
  Cash paid for interest                                                $  5,306          $    501
                                                                        ========          ========
  Stock issued in connection with the acquisition of CSM and ACS        $     --          $ 14,500
                                                                        ========          ========
  Promissory Note issued in connection with the acquisition of Cylink,
     net of amount withheld                                             $  9,682          $     --
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

     This Quarterly Report on Form 10-Q/A may contain forward-looking statements that may involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical are forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10-Q/A.

Revision of financial statements and changes to certain information

     P-Com, Inc. (the "Company") is amending, and pursuant to those amendments has revised its 1998, as reflected in this filing, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the quarter ended
September 30, 1998.

     The effect of this revision on previously reported condensed consolidated financial statements (as amended) as of and for the three and nine month periods ended September 30, 1998 is as follows (in thousands except per share amounts, unaudited):

                                                                              September 30, 1998        September 30, 1998
Statements of Operations:                                                     As reported   Restated    As reported   Restated
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                          $ 30,240    $ 29,739      $152,336    $145,782
Loss from operations                                                             $(46,811)   $(47,312)     $(52,546)   $(59,100)
Net (loss)                                                                       $(40,696)   $(41,197)     $(46,003)   $(52,557)
Net loss per share
  Basic and diluted                                                              $  (0.94)   $  (0.95)     $  (1.06)   $  (1.22)

                                                           September 30, 1998
  Balance Sheets:                                        As reported   Restated
                                                         -----------   --------
  Accounts receivable, net                               $    49,906    $ 51,352
  Total assets                                           $   307,414    $308,860
  Deferred liabilities                                   $         -    $  1,750
  Deferred liabilities, net of current portion           $         -    $  6,250
  Total liabilties                                       $   201,614    $209,614
  Retained earnings                                      $   (27,623)   $(34,177)
  Total stockholders' equity                             $   105,800    $ 99,246


2. NET INCOME (LOSS) PER SHARE

   Following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented below (unaudited; in thousands, except per share data):

                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,          September 30,
                                                                1998        1997       1998         1997
                                                            --------    --------     ---------   ---------
                                                            (restated)               (restated)
   Numerator - net income (loss)                            $(41,197)   $  4,036      $(52,557)   $ 10,826
                                                            ========    ========     =========   =========
   Denominator for basic net income (loss) per
    common share                                              43,459      42,435        43,204      41,993
   Effect of dilutive securities:
    Stock options                                                 --       2,169            --       1,878
                                                            --------    --------     ---------   ---------

   Denominator for diluted net income (loss)
    per common share                                          43,459      44,604        43,204      43,871
                                                            ========    ========     =========   =========

   Net income (loss) per share:
    Basic                                                   $  (0.95)   $   0.10      $  (1.22)   $   0.26
                                                            ========    ========     =========   =========
    Diluted                                                 $  (0.95)   $   0.09      $  (1.22)   $   0.25
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


                                      Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                        1998       1997      1998        1997
                                      --------    ------   --------    -------
                                     (restated)            (restated)

Net income (loss)                     $(41,197)   $4,036   $(52,557)   $10,826
Other comprehensive charges             (1,981)      (28)      (933)      (577)
                                      --------    ------   --------    -------
Total comprehensive income (loss)     $(43,178)   $4,008   $(53,490)   $10,249
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

     The total purchase price of the acquisition was as follows (in thousands):

          Cash Payment                                   $ 46,000
          Short-term promissory note                       14,500
          Amount of note withheld                          (4,818)
          Expenses                                          2,483
                                                         --------
                                Total                    $ 58,165
                                                         ========

    The allocation of the purchase price was as follows (in thousands):

          Accounts receivable, net                       $  4,247
          Inventory                                         5,109
          Property and equipment, net                         461
          Current liabilities assumed                      (1,355)
          Intangible assets:
            Goodwill                                       23,482
            In-process research and development            15,442
            Developed technology                            6,291
            Acquired workforce                              1,781
            Core technology                                 2,707
                                                           ------
                       Total                             $ 58,165
                                                           ======

     The following unaudited pro forma information combines the historical sales and net income (loss) and net income (loss) per share of P-Com and the Cylink Wireless Group for the nine months ended September 30, 1998 and the year ended December 31, 1997 in each case as if the acquisition had occurred at the beginning of the earliest period presented. The results including amortization of goodwill and other intangible assets related to the Cylink Wireless Group acquisition are as follows (in thousands, except per share data):

                                               Nine Months Ended                                  Twelve Months Ended
                                              September 30, 1998                                   December 31, 1997
                                  ----------------------------------------       -----------------------------------------
                                                 (restated)
                                   P-Com          Cylink        Pro Forma          P-Com          Cylink         Pro Forma
                                  ---------      ---------      ----------       ---------      ---------       ----------
Sales                             $ 145,782      $   4,508      $  150,290        $220,702      $  27,957       $  248,659
Net income (loss)                  (52,577)         (4,706)        (57,283)         18,891         (3,443)          15,448
Net income (loss) per share:
    Basic                            (1.22)          (0.11)          (1.33)           0.45           0.08             0.37
    Diluted                          (1.22)          (0.11)          (1.33)           0.43           0.08             0.35

     After consideration of recent guidance, which included modifications of widely recognized appraisal practices, the Company has adjusted the allocation of the purchase price related to the acquisition of the Cylink Wireless Access Group, which included decreasing the IPR&D charge from $33.9 million as reported in the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 1998 to $15.4 million. The result is a lesser charge to operations for IPR&D technology and a higher recorded value of goodwill and other intangible assets, resulting in increased amortization of such goodwill and other intangible assets in future periods.

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

6. INVENTORY

     Inventory consists of the following (in thousands):

                               September 30,  December 31,
                                   1998           1997
                               (unaudited)
                               -----------    ------------

        Raw materials            $18,227        $ 9,695
        Work-in-process           46,544         32,472
        Finished goods            18,456         15,836
                                 -------        -------
                                 $83,227        $58,003
                                 =======        =======

7. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                             September 30,   December 31,
                                                  1998           1997
                                              (unaudited)
                                             -------------   ------------

        Tooling and test equipment             $ 48,605          $ 31,603
        Computer equipment                        7,730             4,950
        Furniture and fixtures                    7,033             4,979
        Land and buildings                        1,679             1,389
        Construction-in-process                   4,715             3,294
                                               --------          --------
                                               $ 69,762          $ 46,215
        Less-accumulated depreciation and
           amortization                         (22,443)          (13,902)
                                               --------          --------
                                               $ 47,319          $  32,313
                                               ========          =========

8. RESTRUCTURING AND OTHER CHARGES

     During the quarter ended September 30, 1998, the Company incurred restructuring and other charges of $4.3 million, consisting of severance benefits, and the accrual of adverse lease commitments, the write-off of idle fixed assets, and the write-off of impaired goodwill. These restructuring and other charges resulted from the consolidation of certain of the Company's facilities.

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

     In the third quarter of 1998, the Company determined there was a significant and sudden downturn in sales for the telecommunications industry which required a review of the Company's inventory on hand and resulted in an increase to inventory reserves of approximately $16.9 million. This sudden downturn was evidenced by a dramatic decrease in the Company's revenues of 48.2% as compared with the second quarter of 1998 and further evidenced by significant declines in the revenues of several of the Company's competitors.

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

     The ending accrual balance for the accounts receivable reserve of $5.4 million, shown below, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. This amount was determined after a customer-by-customer review of all accounts more than 90 days past allowed payment terms. The majority of accounts reserved (number being less than 25 in total) were for customers of the Company's Tel-Link product lines. These customers were located predominately in the emerging countries of Asia and Africa, which experienced significant economic turmoil starting in the third quarter of 1998.Over the subsequent quarters, the Company elected to write off approximately $3.6 million of uncollectible accounts receivable. Collection efforts continue on the remaining past due, reserved customer accounts.

     The Company expects to benefit from these restructuring and other charges in future quarters by reducing fixed costs and future cash requirements.

against the accrual as of September 30, 1998, are as follows (in thousands):


                                                                      Beginning   Expenditures    Remaining
                                                                       Accrual   and Write-offs    Accrual
                                                                      ---------  --------------   ---------
            Severance and benefits                                    $     568  $         (378)  $     190
            Facilities and fixed assets  write-offs                         879            (487)        392
            Goodwill impairment                                           2,884          (2,884)         --
                                                                      ---------  --------------   ---------
            Total restructuring charges                                   4,331          (3,749)        582
            Inventory reserve                                            16,922              --      16,922
            Accounts receivable reserve                                   5,386              --       5,386
                                                                      ---------  --------------   ---------
            Total accrued restructuring and other charges             $  26,639  $       (3,749)  $  22,890
                                                                      =========  ==============   =========

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

Revision of financial statements and changes to certain information

     P-Com, Inc. (the "Company") is amending, and pursuant to those amendments has revised its 1998, as reflected in this filing, and first quarter of 1999 financial statements, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which included payments of $8 million to this customer in 1999 and 2000 specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect is to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million. This amended filing contains related financial information and disclosures as of and for the quarter ended September 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

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

                                                                             Three Months Ended     Nine Months Ended
                                                                                September 30,         September 30,
                                                                              1998        1997       1998       1997
                                                                             ------      ------     ------     ------
                                                                           (restated)             (restated)
Sales                                                                         100.0%      100.0%     100.0%     100.0%
Cost of sales                                                                 140.2        57.8       78.2       59.4
                                                                             ------      ------     ------     ------
Gross profit                                                                  (40.2)       42.2       21.8       40.6
                                                                             ------      ------     ------     ------
Operating expenses:
  Research and development                                                     40.4        12.4       20.5       13.4
  Selling and marketing                                                        21.1         7.1       11.6        7.0
  General and administrative                                                   36.2         8.1       13.4        7.6
  Goodwill amortization                                                         6.5         1.2        3.3        1.1

  Restructuring charge                                                         14.6          --        3.0         --
  Acquired in-process
      research and development expenses                                          --          --       10.6         --
                                                                             ------      ------     ------     ------
  Total operating expenses                                                    118.9        28.8       62.4       29.1
                                                                             ------      ------     ------     ------
  Income (loss) from operations                                              (159.1)       13.4      (40.5)      11.5
                                                                             ------      ------     ------     ------
  Interest and other income (expense), net                                     (8.9)       (0.2)      (3.4)      (0.2)
                                                                             ------      ------     ------     ------
  Income (loss) before income taxes                                          (168.0)       13.2      (43.9)      11.3
  Provision (benefit) for income taxes                                        (29.5)        6.2       (7.9)       4.4
                                                                             ------      ------     ------     ------
  Net income (loss)                                                          (138.5%)       7.1%     (36.1%)      6.9%
                                                                             ======      ======     ======     ======

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Overview. During the third quarter of 1998, the Company incurred restructuring and other charges of $4.3 million, consisting of severance benefits, facilities and fixed assets impairments and goodwill impairments. These restructuring and other charges resulted from the consolidation of the Company's facilities and were related to severance, facility consolidation expense, and write-downs of impaired assets and goodwill. In addition, the Company recorded inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to the Company's existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines) which were charged to costs of goods sold, and accounts receivable reserves of $5.4 million which were charged to general and administrative expenses. The Company recorded these charges in the third quarter of 1998 primarily in response to a sudden slowdown in receipt of purchase orders from customers and the increased collection risk.

     The restructuring and other charges consisted primarily of severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-offs of approximately $2.8 million.

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

     In the third quarter of 1998, the Company determined there was a significant and sudden downturn in sales for the telecommunications industry which required a review of the Company's inventory on hand and resulted in an increase to inventory reserves of approximately $16.9 million. This sudden downturn was evidenced by a dramatic decrease in the Company's revenues of 48.2% as compared with the second quarter of 1998 and further evidenced by significant declines in the revenues of several of the Company's competitors.

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

     With the sudden and unexpected downturn in the microwave radio sector, The Company determined that an additional $5.4 million of accounts receivable reserve was needed. The Company's experience over the last several years had been one of an environment in which microwave radio sales were increasing and expanding worldwide. During the third quarter of 1998, the Company experienced a weakness in the market which resulted in cancelled purchase orders, and the stronger dollar caused the Company's customers to delay payments on equipment that had already been shipped. The Company has over 200 customers worldwide with business levels ranging from a few thousand to millions of dollars. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate. The ending accrual balance for the accounts receivable reserve of $5.4 million, represents the charge to the balance sheet contra-account, allowance for doubtful accounts. This amount was determined after a customer-by-customer review of all accounts more than 90 days past allowed payment terms. The majority of accounts reserved (number being less than 25 in total) were for customers of the Company's Tel-Link product lines. These customers were located predominately in the emerging countries of Asia and Africa, which experienced significant economic turmoil starting in the third quarter of 1998. Over the subsequent quarters, the Company elected to write off approximately $3.6 million of uncollectible accounts receivable. Collection efforts continue on the remaining past due, reserved customer accounts.

     The Company expects to benefit from these restructuring and other charges in future quarters by reducing fixed costs and future cash disbursements.

     Sales. Sales for the three months ended September 30, 1998 and 1997 were approximately $29.7 million and $57.2 million, respectively, a decrease of 48.1%. Sales for the nine months ended September 30, 1998 and 1997 were approximately $145.8 million and $156.5 million, respectively, a decrease of 6.8%. The decrease was primarily due to the market slowdown for the Company's Tel Link product line. For the nine months ended September 30, 1998, four customers accounted for 46.7% of the sales of the Company. For the nine months ended September 30, 1997, seven customers accounted for 52.5% of the sales of the Company. Sales to new customers in the third quarter of 1998 (excluding companies recently acquired) were less than 10% of total sales.

     Sales for the Tel-Link product line for the three months ended September 30, 1998 and 1997 were approximately $4.9 million or 16% of total sales and $42.8 million or 75% of total sales, respectively. Sales for the Tel-Link product line for the nine months ended September 30, 1998 and 1997 were approximately $83.0 million or 57% of total sales and $113.3 million or 72% or total sales, respectively. The slow down in the market is attributable to the lower demand for the product due in part to the economic turmoil in Asia, and increased competition and downward pricing pressure.

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

     Product sales for the three months ended September 30, 1998 and 1997 were approximately $19.9 million and $50.4 million, respectively, or 66.8% and 88.2% of total sales, respectively. Product sales for the nine months ended September 30, 1998 and 1997 were approximately $119.8 million and $136.0 million, respectively, or 82.2% and 86.9% of total sales, respectively.

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

     Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended September 30, 1998, the Company generated approximately $9.8 million or 33% of its sales in the US and approximately $20.0 million or 67.3% internationally. For the nine months ended September 30, 1998, the Company generated approximately $34.6 million or 23.7% of its sales in the US and approximately $111.2 million or 76.3% internationally.

     Gross Profit. For the three months ended September 30, 1998, the gross profit was approximately $(12.0) million, or (40.2)% of sales. For the three months ended September 30, 1997, gross profit was approximately $24.1 million, or 42.2% of sales. For the nine months ended September 30, 1998 and 1997, gross profit was approximately $31.8 million or 21.8% of net sales, and approximately $63.6 million, or 40.6% of net sales, respectively. As discussed above, the decline in gross profit in the third quarter of 1998 compared to the corresponding period in 1997 was primarily due to inventory write-downs of $16.9 million.

     Research and Development. For the three months ended September 30, 1998 and 1997, research and development expenses were approximately $12.0 million and $7.1 million, respectively. The increase in research and development expenses during the three months ended September 30, 1998 as compared to the corresponding period in 1997 was due primarily to increased staffing and new product development. As a percentage of sales, research and development expenses increased from 12.4% in the three months ended September 30, 1997 to 40.4% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to a lower level of sales in the three months ended September 30, 1998 as compared to the corresponding period in 1997.

     Research and development expenses for the nine months ended September 30, 1998 and 1997 were approximately $29.9 million and $20.9 million, respectively. The increase in research and development during the nine months ended September 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing and new product development. As a percentage of sales, research and development expenses increased from 13.4% in the nine months ended September 30, 1997 to 20.5% in the corresponding period in 1998. The increase in research and development expenses as a percentage of sales was primarily due to increased expenses related to new product development and slower growth in sales. The Company expects that research and development expenses will continue to increase significantly in absolute dollars during the remainder of 1998 compared to the 1997 fiscal year.

     Selling and Marketing. For the three months ended September 30, 1998 and 1997, selling and marketing expenses were approximately $6.3 million and $4.1 million, respectively. The increase in selling and marketing expenses in the three months ended September 30, 1998, as compared to the corresponding period in 1997, was primarily due to increased staffing and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.1% in the three months ended September 30, 1997 to 21.1% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due a lower level of sales in the three months ended September 30, 1998, as compared to the corresponding period in 1997.

     Selling and marketing expenses for the nine months ended September 30, 1998 and 1997 were approximately $17.0 million and $11.0 million, respectively. The increase in selling and marketing during the nine months ended September 30, 1998, as compared to the corresponding period in 1997 was due primarily to increased staffing, and increased expenses relating to the Company's expansion of its international sales and marketing organization. As a percentage of sales, selling and marketing expenses increased from 7.0% in the nine months ended September 30, 1997 to 11.6% in the corresponding period in 1998. The increase in selling and marketing expenses as a percentage of sales was primarily due to the costs relating to the expansion of the Company's international sales force. The Company expects that selling and marketing expenses will continue to increase significantly in absolute dollars during the remainder of 1998.

     General and Administrative. For the three months ended September 30, 1998 and 1997, general and administrative expenses were $10.8 million and $4.7 million, respectively. The increase was principally due to increased staffing, other costs resulting from the Company's expansion of its operations and a $5.4 million increase in the allowance for doubtful accounts in 1998. As a percentage of sales, general and administrative expenses increased from 8.1% in the three months ended September 30, 1997 to 36.3% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales was due primarily to the increase in the allowance for doubtful accounts and to a lower level of sales in the three months ended September 30, 1998 as compared to the corresponding period in 1997. The Company expects that general and administrative expenses may continue to increase significantly in absolute dollars during the remainder of 1998.

     General and administrative expenses for the nine months ended September
30, 1998 and 1997 were approximately $19.5 million and $12.2 million, respectively. This increase was due primarily to increased staffing, other costs resulting from the Company's expansion of its operations and a $5.4 million increase in the allowance for doubtful accounts. As a percentage of sales, general and administrative expenses increased from 7.6% in the nine months ended September 30, 1997 to 13.4% in the corresponding period in 1998. This increase in general and administrative expenses as a percentage of sales during the nine months ended September 30, 1998 as compared to the corresponding period in 1997 was primarily due to increased staffing and the increase in the allowance for doubtful accounts. The Company expects that general and administrative expenses may continue to increase significantly in absolute dollars during the remainder of 1998.

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

     Restructuring and Other Charges. During the third quarter of 1998, the Company incurred restructuring and other charges of $4.3 million, consisting of severance benefits, and impairments of facilities, fixed assets, and goodwill. These restructuring and other charges resulted from the consolidation of certain of the Company's facilities.

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

     In the third quarter of 1998, the Company determined there was a significant and sudden downturn in sales for the telecommunications industry which required a review of the Company's inventory on hand and resulted in an increase to inventory reserves of approximately $16.9 million. This sudden downturn was evidenced by a dramatic decrease in the Company's revenues of 53% as compared with the second quarter of 1998 and further evidenced by significant declines in the revenues of several of the Company's competitors.

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

     The accrued restructuring and other charges and amounts charged against the accrual as of September 30, 1998, are as follows (in thousands):

                                                                      Beginning   Expenditures      Remaining
                                                                       Accrual   and Write-offs      Accrual
                                                                      ---------  --------------     ---------
            Severance and benefits                                    $     568  $         (378)    $     190
            Facilities and fixed assets  write-offs                         879            (487)          392
            Goodwill impairment                                           2,884          (2,884)           --
                                                                      ---------  --------------     ---------
            Total restructuring charges                                   4,331          (3,749)          582
            Inventory reserve                                            16,922              --        16,922
            Accounts receivable reserve                                   5,386              --         5,386
                                                                      ---------  --------------     ---------
            Total accrued restructuring and other charges             $  26,639  $       (3,749)    $  22,890
                                                                      =========  ==============     =========

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

     The Company generated interest income of $0.2 million and $1.4 million during the three-month and nine-month periods ended September 30, 1998, respectively, as compared to $0.2 million and $0.9 million during the corresponding period in 1997.

     Interest income consisted primarily of interest income generated from the Company's cash in its interest bearing bank accounts.

     The Company incurred other income and expenses, resulting in net expenses of $0.6 million during the three-month period ended September 30, 1998 as compared to net expenses of $0.1 million during the corresponding period in 1997. The Company incurred other income and expenses, resulting in net expenses of $0.6 million during the nine-month period ended September 30, 1998 as compared to net other income of $0.1 million during the corresponding period in 1997.

     Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries and trade discounts taken.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used approximately $32.1 million in operating activities during the nine months ended September 30, 1998, primarily due to the net loss (excluding non-cash charges for acquired in-process research and development expense of $15.4 million) of $37.2 million and an increase in inventory, deferred taxes, and prepaid expenses of $20.1 million, $13.8 million, and $4.6 million, respectively, and a decrease in income taxes payable of $2.3 million. These uses of cash were partially offset by a decrease in accounts receivable of $23.8 million, and depreciation and amortization expense of $8.5 million and $4.7 million, respectively, and an increase in other accrued liabilities and deferred liabilities of $4.0 million and $8.0 million, respectively.

     On March 28 and April 1, 1998, the Company acquired substantially all of the assets of the Cylink Wireless Group, for $46.0 million in cash and $14.5 million in a short term, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Company has withheld approximately $4.8 million of the short-term promissory note due to the Company's belief that Cylink Corporation breached various provisions of the acquisition agreement. In the Asset Purchase Agreement between the Company and Cylink Corporation, Cylink Corporation agreed to sell certain assets to the Company, including a specific list of accounts receivable. Subsequent to the purchase and before the $14.5 million note was due, the Company determined that approximately $4.8 million of accounts receivable were uncollectible. The $4.8 million of promissory note holdback is being disputed by Cylink Wireless Group and is in arbitration. The Company is not currently seeking active collection of these receivables. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company incurred a one time research and development charge of approximately $15.4 million in the first quarter of 1998. In connection with the acquisition of the assets of the Cylink Wireless Group, the Company purchased the net accounts receivable balance of $4.2 million on April 1, 1998. The consideration for these accounts receivable was included in the total purchase price of $58.2 million in cash and debt mentioned above.

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

     At September 30, 1998 and December 31, 1997, net accounts receivable were approximately $51.4 million and $70.9 million, respectively. The Company has established a receivables purchase agreement that allows the Company to sell up to $25 million in accounts receivable to two banks. As of September 30, 1998, $24.5 million of the Company's accounts receivable have been sold pursuant to such contract. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At September 30, 1998 and December 31, 1997, inventory was approximately $83.2 million and $58.0 million, respectively. Of the $25.2 million increase that occurred in the nine months ended September 30, 1998, $5.1 million was due to the acquisition of inventory from the Cylink Wireless Group acquisition.

     At September 30, 1998, the Company had working capital of approximately $77.1 million, compared to $174.6 million at December 31, 1997. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that have and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

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

CERTAIN FACTORS AFFECTING OPERATING RESULTS

     Limited Operating History

     P-Com was founded in August 1991 and was in the development stage until October 1993 when it began commercial shipments of its first product. From inception to the end of the third quarter of fiscal 1998, the Company generated a cumulative net loss of approximately $34.2 million. The decrease in cumulative net profit from the fourth quarter of 1997 through the third quarter of 1998 was due primarily to the net loss of $41.2 million in the third quarter of 1998 which included restructuring and other charges of $26.6 million and the acquired in-process research and development charge of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group recorded in the first quarter of fiscal 1998. From October 1993 through September 30, 1998, the Company generated sales of approximately $600.6 million, of which $366.4 million, or 61.0% of such amount, was generated in the year ended December 31, 1997 and the first three quarters of 1998. The Company does not believe recent growth rates are indicative of future operating results. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future. During 1997 and the first three quarters of 1998, the Company's operating expenses increased more rapidly than the Company had anticipated. During the third quarter of 1998, the Company has also experienced a decrease in revenue as compared to the first two quarters of 1998 due principally to the market slowdown for the Company's Tel Link product line. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half 1998 or that sales will not decline. In fact, during the first nine months of 1998, the Company has experienced its lowest rates of sequential sales growth since it became a public company. The Company's net sales for the third quarter of 1998 (which included sales from many newly acquired businesses in 1998) were approximately 50% less than its sales for the comparable period in 1997. The Company expects its sales in the near future to be significantly below recent comparable periods. In recent quarters, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. There can be no assurance that such pricing pressure will not continue in future quarters. The Company expects its gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters. The Company intends to continue to invest significant amounts in its operations, particularly to support product development and the marketing and sales of recently introduced products, and, despite recent cost- cutting efforts, the Company will continue to incur significant operating expenses. If the Company's sales do not correspondingly increase, the Company's results of operations, business and financial condition would be materially adversely affected. Accordingly, there can be no assurance that the Company will achieve profitability in future periods. The Company believes it will likely report an operating loss during the fourth quarter of fiscal year 1998 and could report a net loss for such quarter. The Company is subject to all of the risks inherent in the operation of a new business enterprise, and there can be no assurance that the Company will be able to successfully address these risks.

     Significant Customer Concentration

     To date, approximately four hundred customers accounted for substantially all of the Company's sales, and two customers, each of which individually accounted for over 10% of the Company's 1997 sales, accounted for over 27% of the Company's 1997 sales. During the first three quarters of 1998, four customers accounted for 46.7% of the Company's sales and as of September 30, 1998, seven customers accounted for 46.1% of the Company's backlog scheduled for shipment in the twelve months subsequent to September 30, 1998. The Company anticipates that it will continue to sell its products and services to a changing but still relatively small group of customers. Several of the Company's subsidiaries are dependent on one or a few customers. Some companies implementing new networks are at early stages of development and may require additional capital to fully implement their planned networks. The Company's ability to achieve sales in the future will depend in significant part upon its ability to obtain and fulfill orders from, maintain relationships with and provide support to existing and new customers, to manufacture systems in volume on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates, as well as the condition, working capital availability and success of its customers. As a result, any cancellation, reduction or delay in orders by or shipments to any customer, as a result of manufacturing or supply difficulties or otherwise, or the inability of any customer to finance its purchases of the Company's products or services, as has been the case with certain customers historically, may materially adversely affect the Company's business, financial condition and results of operations. In addition, financial difficulties of any existing or potential customers may limit the overall demand for the Company's products and services (for example, certain potential customers in the telecommunications industry have been reported to have undergone financial difficulties and may therefore limit their future orders). In addition, acquisitions in the communications industry are common, which further concentrates the customer base and may cause orders to be delayed or cancelled. There can be no assurance that the Company's sales will increase in the future or that the Company will be able to support or attract customers. See "Results of Operations."

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

     Uncertainty of Market Acceptance

     The future operating results of the Company depend to a significant extent upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the United States and internationally. There can be no assurance that the volume and variety of wireless telecommunications services or the markets for and acceptance of such services will continue to grow, or that such services will create a demand for the Company's systems. Because these markets are relatively new, it is difficult to predict which segments of these markets will develop and at what rate these markets will grow, if at all. If the short-haul millimeter wave or spread spectrum microwave wireless radio market and related services for the Company's systems fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company has invested a significant amount of time and resources in the development of point- to-multipoint radio systems. Should the point-to-multipoint radio market fail to develop, or should the Company's products fail to gain market acceptance, the Company's business, financial condition and results of operations could be materially adversely affected. Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditures. There can be no assurance that communications providers have the ability to or will make the necessary investment in such infrastructure or that the creation of this infrastructure will occur in a timely manner. Moreover, one potential application of the Company's technology, use of the Company's systems in conjunction with the provision by wireless telecommunications service providers of alternative wireless access in competition with the existing wireline local exchange providers, is dependent on the pricing of wireless telecommunications services at rates competitive with those charged by wireline telephone companies. Rates for wireless access are currently substantially higher than those charged by wireline companies, and there can be no assurance that rates for wireless access will generally be competitive with rates charged by wireline companies. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If the Company allocates its resources to any market segment that does not grow, it may be unable to reallocate its resources to other market segments in a timely manner, which may curtail or eliminate its ability to enter such market segments.

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

     Requirement for Response to Rapid Technological Change and Requirement for Frequent New Product Introductions

     The communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce and sell new systems and enhancements and related software tools, including its point-to-multipoint systems currently under development, on a timely and cost-effective basis that respond to changing customer requirements. Recently, the Company has been developing point-to- multipoint radio systems. Any success of the Company in developing new and enhanced systems, including its point-to-multipoint systems currently under development, and related software tools will depend upon a variety of factors, including new product selection, integration of the various elements of its complex technology, timely and efficient completion of system design, timely and efficient implementation of manufacturing and assembly processes and its cost reduction program, development and completion of related software tools, system performance, quality and reliability of its systems and development and introduction of competitive systems by competitors. The Company has experienced and is continuing to experience delays from time to time in completing development and introduction of new systems and related software tools, including products acquired in the Acquisitions. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which could result in the loss of or delay in market acceptance, as well as significant expenses associated with re-work of previously delivered equipment. The inability of the Company to introduce in a timely manner new systems or enhancements or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Substantial Leverage

     In connection with the private placement of the Notes due 2002 in November 1997, the Company incurred $100 million of additional indebtedness. As a result, the Company's total indebtedness including current liabilities, as of September 30, 1998 was approximately $209.6 million and its stockholders' equity was approximately $99.2 million. The Company recently borrowed $45.9 million under a new bank line of credit. The Company's ability to make scheduled payments of the principal of, or interest on, its indebtedness will depend on its future performance, which is subject to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will be able to make the payments or restructure or refinance its debt, if necessary.

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

                                             P-COM, INC.

                                             (Registrant)

Date: May 9, 2000
                                             By: /s/ George P. Roberts
                                                 ----------------------------
                                             George P. Roberts
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


Date: May 9, 2000                            By: /s/ Robert E. Collins
                                                 ----------------------------
                                             Robert E. Collins
                                             Chief Financial Officer and Vice
                                             President Finance and
                                             Administration (Principal Financial
                                             Officer)

EXHIBIT INDEX

     Exhibit No.
     ----------
          4.6(1) First Amendment to the Rights Agreement, dated as of October 5, 1998, between the Company and Bank Boston, N.A.

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