Form 10-Q/A
period 1999-03-31
P COM INC
filed 2000-05-11
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                --------------
                                  FORM 10-Q/A
                                Amendment No. 3
                                  To Form 10-Q

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

AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999 - RESTATEMENT
           OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION


  P-Com, Inc. (the "Company") is amending, pursuant to this amendment, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. The Company has revised its 1998 and first quarter of 1999 financial statements, as reflected in this filing, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which provided for subsequent payments of $8 million to this customer specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. As of December 31, 1999, payment obligations of $8 million under this contract remained outstanding. The net effect of this restatement was to reduce 1998 revenue and increase pretax loss by $7.1 million and to reduce the first quarter of 1999 revenue and increase 1999 pretax loss by $0.9 million. This amended filing contains related financial information and disclosures as of and for the quarter ended March 31, 1999. See
Note 1 to the Condensed Consolidated Financial Statements.

P-COM, INC.
                               TABLE OF CONTENTS


                                                                                    Page
PART I.       Financial Information                                                Number
              ---------------------                                                ------

  Item 1      Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998..............................................       4

              Condensed Consolidated Statements of Operations for the three
              month periods ended March 31, 1999 and 1998........................       5

              Condensed Consolidated Statements of Cash Flows for the three month
              periods ended March 31, 1999 and 1998..............................       6

              Notes to Condensed Consolidated Financial Statements...............       7

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................      14

PART II.      Other Information
              -----------------

  Item 1      Legal Proceedings..................................................      42

  Item 2      Changes in Securities..............................................      43

  Item 3      Defaults Upon Senior Securities....................................      43

  Item 4      Submission of Matters to a Vote of Security Holders................      43

  Item 5      Other Information..................................................      43

  Item 6      Exhibits and Reports on Form 8-K...................................      43

Signatures.......................................................................      44

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               March 31,           December 31,
                                                                                  1999                 1998
                                                                          -----------------    -----------------
                                                                             (unaudited)          (restated)
                                                                                                  (See Note)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 20,884             $ 29,241
  Accounts receivable, net                                                           44,712               51,392
  Inventory                                                                          75,447               79,026
  Prepaid expenses and notes receivable                                              19,390               21,949
                                                                          -----------------    -----------------
    Total current assets                                                            160,433              181,601

Property and equipment, net                                                          49,153               52,086
Deferred income taxes                                                                 9,678                9,678
Goodwill and other assets                                                            71,258               71,845
                                                                          -----------------    -----------------
                                                                                   $290,522             $315,217
                                                                          =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $ 30,568             $ 39,618
  Accrued employee benefits                                                           3,779                3,345
  Other accrued liabilities                                                           8,062                9,459
  Deferred contract obligation                                                        4,250                3,000
  Notes payable                                                                      46,325               46,360
                                                                          -----------------    -----------------
    Total current liabilities                                                        92,984              102,641
                                                                          -----------------    -----------------

Other long term liabilities                                                          12,074               12,119

Convertible subordinated notes                                                       60,001               85,650
                                                                          -----------------    -----------------

Series B Mandatorily Redeemable Convertible Preferred Stock                          13,559               13,559
                                                                          -----------------    -----------------


Mandatorily Redeemable Common Stock Warrants                                          1,839                1,839
                                                                          -----------------    -----------------

Commitments and contract and liabilities.(Note 8)
Stockholders' equity:
  Series A Preferred Stock                                                                -                    -
  Common Stock                                                                            5                    5
  Additional paid-in capital                                                        163,614              145,246
  Accumulated deficit                                                               (52,575)             (45,924)
  Accumulated other comprehensive income                                             (1,039)                  82
                                                                          -----------------    -----------------
    Total stockholders' equity                                                      110,005               99,409
                                                                          -----------------    -----------------
                                                                                   $290,522             $315,217
                                                                          =================    =================

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                                     Three months ended March 31,
                                                                                      1999                1998
                                                                                    ---------            ----------
                                                                                    (restated)            (restated)
                                                                                   (See Note 1)          (See Note 1)
Sales:
  Product                                                                           $ 23,495               $46,139
  Broadcast                                                                            3,280                 5,282
  Service                                                                             10,414                 7,216
                                                                                    ---------            ----------
    Total sales                                                                       37,189                58,637
                                                                                    ---------            ----------
Cost of sales:
  Product                                                                             16,781                25,962
  Broadcast                                                                            2,294                 2,885
  Service                                                                              7,573                 4,665
                                                                                    ---------            ----------
    Total cost of sales                                                               26,648                33,512
                                                                                    ---------            ----------

Gross profit                                                                          10,541                25,125
                                                                                    ---------            ----------
Operating expenses:
  Research and development                                                             9,640                 7,728
  Selling and marketing                                                                5,135                 4,225
  General and administrative                                                           5,701                 3,891
  Goodwill amortization                                                                2,054                   698
  Acquired in-process research and development                                             -                15,442
                                                                                    ---------            ----------
    Total operating expenses                                                          22,530                31,984
                                                                                    ---------            ----------

Loss from operations                                                                 (11,989)               (6,859)
Interest expense                                                                      (2,318)               (1,766)
Other income (expense), net                                                              372                   902
                                                                                    ---------            ----------
Loss before income taxes and extraordinary item                                      (13,935)               (7,723)
Provision (benefit) for income taxes                                                       -                (2,626)
                                                                                    ---------            ----------
Loss before extraordinary item                                                       (13,935)               (5,097)
Extraordinary gain on retirement of Notes                                              7,284                     -
                                                                                    ---------            ----------
Net loss                                                                            $ (6,651)              $(5,097)
                                                                                    =========            ==========

Basic and diluted loss per share:
  Loss before extraordinary item                                                      $(0.29)               $(0.12)
  Extraordinary item                                                                    0.15                     -
                                                                                    ---------            ----------
    Net loss                                                                          $(0.14)               $(0.12)
                                                                                    =========            ==========
Shares used in per share computation:
  Basic and diluted                                                                   48,198                42,951
                                                                                    =========            ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                         Three months ended March 31,
                                                                                        1999                       1998
                                                                                    ----------                   ----------
                                                                                    (Restated)                    (Restated)
                                                                                   (See Note 1)                  (See Note 1)
Cash flows from operating activities:
  Net loss                                                                            $(6,651)                    $ (5,097)
  Adjustments to reconcile net loss to net
   cash used in operating activities, net of effect of acquisition
  Depreciation                                                                          4,201                        2,923
  Amortization of goodwill and other intangible assets.                                 2,054                          698
  Change in minority interest                                                               -                          101
  Deferred income taxes                                                                     -                       (5,158)
  Acquired in-process research and development                                              -                       15,442
  Gain on exchange of convertible Notes                                                (7,284)                           -

Change in assets and liabilities (net of acquisition balances):
  Accounts receivable                                                                   5,821                       (3,214)
  Inventory                                                                             3,579                      (11,736)
  Prepaid expenses and notes receivable                                                 2,559                       (3,187)
  Goodwill and other assets                                                            (1,467)                      (1,859)
  Accounts payable                                                                     (9,050)                      (1,205)
  Accrued employee benefits                                                               434                       (1,120)
  Other accrued liabilities                                                            (1,396)                       4,264
  Income taxes payable                                                                      -                        2,840
                                                                                    ----------                   ----------
    Net cash used in operating activities                                              (7,200)                      (6,308)
                                                                                    ----------                   ----------
Cash flows from investing activities:
  Acquisition of property and equipment                                                (1,268)                      (9,805)
  Cash paid in business combinations, net of cash acquired                                  -                      (48,874)
                                                                                    ----------                   ----------
    Net cash used in investing activities                                              (1,268)                     (58,679)
                                                                                    ----------                   ----------
Cash flows from financing activities:
  Proceeds (Payments) of notes payable                                                    (35)                         517
  Proceeds from the issuance of Common Stock, net of expenses                             112                        2,430
  Proceeds from long-term debt                                                          1,292                            -
                                                                                    ----------                   ----------
    Payments under capital lease obligation                                              (137)                           -
    Net cash provided by financing activities                                           1,232                        2,947
                                                                                    ----------                   ----------
Effect of exchange rate changes on cash                                                (1,121)                        (183)
                                                                                    ----------                   ----------
Net decrease in cash and cash equivalents                                              (8,357)                     (62,223)
Cash and cash equivalents at the beginning of the period                               29,241                       88,145
                                                                                    ----------                   ----------
Cash and cash equivalents at the end of the period                                    $20,884                     $ 25,922
                                                                                    ==========                   ==========
Supplemental cash flow disclosures:
  Cash paid for income taxes                                                          $   330                     $    676
                                                                                    ==========                   ==========
  Cash paid for interest                                                              $ 2,521                     $    345
                                                                                    ==========                   ==========
  Exchange of Convertible Subordinated Notes for Common Stock                         $25,539                     $      -
                                                                                    ==========                   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly owned and partially owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. These consolidated financial statements should be read in conjunction with the Company's audited 1998 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10/A-K (File No. 0-25356). Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 1999.

   This Quarterly Report on Form 10/A-Q may contain forward-looking statements that may involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10/A-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the factors affecting operating results contained in this Quarterly Report on Form 10/A-Q.

Revision of financial statements and changes to certain information
-------------------------------------------------------------------

The Company has revised its 1998 and first quarter of 1999 financial statements, as reflected in this filing, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which provided for subsequent payments of $8 million to this customer specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. As of December 31, 1999, payment obligations of $8 million under this contract remained outstanding. The net effect of this restatement was to reduce 1998 revenue and increase pretax loss by $7.1 million and to reduce the first quarter of 1999 revenue and increase 1999 pretax loss by $0.9 million.

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

   The effect of this revision to previously reported condensed consolidated financial statements as of December 31, 1998 and for the three month periods ended March 31, 1999 is as follows (in thousands except per share amounts, unaudited):

                                                             Three months ended
                                                               March 31, 1999
Statements of Operations:                               As reported        Restated
                                                     -----------------  ---------------
Revenue                                                      $ 38,048         $ 37,189
Loss from operations                                         $(11,130)        $(11,989)
Net income (loss)                                            $ (5,792)        $ (6,651)
Net loss per share
     Basic and diluted                                         $(0.12)          $(0.14)

                                                                March 31, 1999                          December 31, 1998
Balance Sheets:                                        As reported         Restated              As reported        Restated
                                                     ----------------   --------------        -----------------   -------------
Accounts receivable                                            44,712           44,712                   50,533          51,392
Total assets                                                  290,522          290,522                  314,358         315,217
Other accrued liabilities                                    $  8,062         $  8,062                 $ 10,318        $  9,459
Deferred contract obligation                                 $      -         $  4,250                 $      -        $  3,000
Other long-term liabilities                                  $  8,324           12,074                 $  7,199        $ 12,199
Total liabilities                                            $157,120         $165,120                 $192,410        $200,410
Accumulated deficit                                          $(44,575)        $(52,575)                $(38,783)       $(45,924)
Total stockholders' equity                                   $118,004         $110,005                 $106,550        $ 99,409

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

                                                              Three Months Ended
                                                                   March 31,
                                                           1999                1998
                                                     ----------------      --------------
Net loss                                             $       (6,651)       $      (5,097)
Other comprehensive charges                                  (1,121)                (183)
                                                     ---------------       --------------
Total comprehensive loss                             $       (7,772)       $      (5,280)
                                                     ===============       ==============

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

4. BORROWING ARRANGEMENTS

   The Company entered into a new revolving line-of-credit agreement on May 15, 1998, as amended, that provides for borrowings of up to $50 million. At March 31, 1999, the Company had been advanced approximately $46.3 million and had used the remaining $3.7 million to secure letters of credit under such line. The revolving commitment, as amended, will be reduced from $50 million to $40 million on August 15, 1999 and to $30 million on October 15, 1999 until its maturity on January 15, 2000. Borrowings under the line are secured by the assets of the Company and bear interest at either a base interest rate or a variable interest rate. The agreement requires the Company to comply with certain financial covenants, including the maintenance of specific minimum ratios. Amendments to the bank credit agreement have allowed the Company to remain in compliance with the debt covenants through March 31, 1999, and have been structured based on the Company's business plan which would allow the Company to continue to be in compliance with such covenants. Non-compliance could cause the Company to be in default under the bank credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts, and the holders of all outstanding Series B Preferred Stock would have the right to have their stock redeemed by the Company.

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

5.  BALANCE SHEET COMPONENTS

    Inventory consists of the following (in thousands):

                                                                      March 31,             December 31,
                                                                         1999                   1998
                                                                     (unaudited)
                                                                 -------------------      ------------------

Raw materials                                                     $           10,715      $           16,395
Work-in-process                                                               41,791                  42,995
Finished goods                                                                22,941                  19,636
                                                                 -------------------      ------------------
                                                                  $           75,447      $           79,026
                                                                 ===================      ==================

   Property and equipment consist of the following (in thousands):

                                                                      March 31,             December 31,
                                                                         1999                   1998
                                                                     (unaudited)
                                                                 -------------------      -------------------
Tooling and test equipment                                       $            54,060       $           52,718
Computer equipment                                                             9,054                    9,210
Furniture and fixtures                                                         4,170                    7,220
Land and buildings                                                             7,148                    3,506
Construction-in-process                                                        3,429                    4,878
                                                                 -------------------       ------------------
                                                                              77,861                   77,532
Less-accumulated depreciation and  amortization                              (28,708)                 (25,446)
                                                                 -------------------       ------------------
                                                                 $            49,153       $           52,086
                                                                 ===================       ==================

   Goodwill and other assets consist of the following (in thousands):

                                                                       March 31,               December 31,
                                                                          1999                     1998
                                                                      (unaudited)
                                                                 -------------------      -------------------
           Goodwill:
             Technosystem                                        $           15,850        $          15,850
             CSM                                                             22,295                   22,295
             Cylink                                                          34,261                   34,261
             Cemetel                                                          4,360                    4,360
                                                                 -------------------       ------------------
                                                                             76,766                   76,766
          Less- accumulated amortization                                    (10,478)                  (8,424)
                                                                 -------------------       ------------------
             Net goodwill                                                    66,288                   68,342
          Other assets                                                        4,970                    3,503
                                                                 $           71,258        $          71,845
                                                                 ===================       ==================

Other accrued liabilities consist of (in thousands);

                                                                       March 31,               December 31,
                                                                          1999                     1998
                                                                      (unaudited)
                                                                 -------------------       ------------------
Accrued warranty                                                 $                         $             383
Purchase commitments                                                                                     413
Interest Payable                                                                                         708
Lease obligations                                                                                        315
Income taxes payable                                                                                   2,843
Other                                                                                                  5,656
                                                                 -------------------       ------------------
                                                                                           $          10,318
                                                                 ===================       ==================


Other long term liabilities consist of the following (in thousands)

                                                                       March 31,               December 31,
                                                                          1999                     1998
                                                                      (unaudited)
                                                                 -------------------       ------------------

Deferred contract obligation,
 long term portion                                               $                 -       $           5,000
Other                                                                                                  7,119
                                                                 -------------------       ------------------
                                                                                           $          12,119
                                                                 ===================       ==================

6. RESTRUCTURING AND OTHER CHARGES


   During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Accrued restructuring costs of $4.3 million were recorded in 1998 relating to these initiatives including severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-off of approximately $2.9 million. In addition, the Company recorded accounts receivable reserves of $5.4 million and inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to our existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines).

   The accrued restructuring and other charges and amounts charged against the accrual as of March 31, 1999, are as follows (in thousands):

                                                                     Beginning          Expenditures       Remaining
                                                                      Accrual          and  Write-offs      Accrual
                                                                 ------------------- -----------------   --------------
Severance and benefits                                            $          569     $           (569)   $        --
                                                                 ------------------- -----------------   --------------
Facilities and fixed assets write-offs                                       879                 (551)           328
Goodwill impairment                                                        2,884               (2,884)            --
                                                                 ------------------- -----------------   --------------
Total restructuring charges                                                4,332               (4,004)           328
                                                                 ------------------- -----------------   --------------
Inventory reserve                                                         16,922              (11,718)         5,204
Accounts receivable reserve                                                5,386               (5,386)            --
                                                                 ------------------- -----------------   --------------
Total accrued restructuring and other charges                     $       26,640     $        (21,108)   $     5,532
                                                                 =================== =================   ==============



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


For the Three Months Ended                    Product                Broadcast                Service
March 31, 1999                                 Sales                   Sales                   Sales                  Total
----------------------------------     -------------------     -------------------     ------------------     -------------------
Sales                                  $            23,495     $           3,280       $           10,414     $            37,189
Income (loss) from operations                      (11,892)    $            (604)      $              507     $           (11,989)
Depreciation                           $             3,420     $             271       $              510     $             4,201
Total assets                           $           238,913     $          28,739       $           22,870     $           290,522
Interest expense                       $            (2,153)    $             (69)      $              (96)    $            (2,318)

For the Three Months Ended                    Product                Broadcast               Service
March 31, 1998                                 Sales                   Sales                  Sales                   Total
----------------------------------     -------------------     -------------------     ------------------     -------------------
Sales                                  $            46,139     $           5,282       $            7,216     $            58,637
Income (loss) from operations          $            (9,014)    $           1,094       $            1,061     $            (6,859)
Depreciation                           $             2,602     $             259       $               62     $             2,923
Total assets                           $           271,500     $          30,105       $           13,612     $           315,217
Interest expense                       $            (1,675)    $             (81)      $              (10)    $            (1,766)

  A reconciliation of loss from operations to loss before extraordinary item and income taxes is as follows (in thousands, unaudited):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               1999                   1998
                                                                       -----------------      -----------------
Loss from operations                                                    $        (11,989)      $         (6,859)
Interest expense                                                                  (2,318)                (1,766)
Interest income                                                                      221                    882
Other income (expense), net                                                          151                     20
                                                                       -----------------      -----------------
Loss before extraordinary item and income taxes                         $        (13,935)      $         (7,723)
                                                                       =================      =================

  The Company's product and service sales by category are as follows (in thousands, unaudited):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              1999                  1998
                                                                       -----------------     -----------------
Microwave radio transmission equipment                                 $          20,032     $          45,032
Broadcast equipment                                                                3,280                 5,282
Network monitoring equipment                                                       3,463                 1,107
Service                                                                           10,414                 7,216
                                                                       -----------------     -----------------
                                                                       $          37,189     $          58,637
                                                                       =================     =================

  The breakdown of sales by geographic customer destination and property and equipment, net, are as follows (in thousands, unaudited):

                                                                                   Three Months Ended
                                                                                       March 31,
Sales:                                                                        1999                   1998
                                                                       -----------------     -----------------
             United States                                             $          11,576     $           9,909
             United Kingdom                                                       14,565                22,922
             Europe                                                                5,963                10,722
             Africa                                                                  178                10,845
             Asia                                                                  1,318                 4,942
             Other geographic region                                               3,589                  (703)
                                                                       -----------------     -----------------
                                                                       $          37,189     $          58,637
                                                                       =================     =================


                                                                                  Three Months Ended
                                                                                       March 31,
Property and equipment, net:                                                  1999                  1998
                                                                       -----------------     -----------------

              United States                                            $          29,308     $          30,726
              United Kingdom                                                       9,770                 9,845
              Italy                                                                9,930                11,317
              Other geographic region                                                145                   198
                                                                       -----------------     -----------------
                                                                       $          49,153     $          52,086
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

Revision of financial statements and changes to certain information
-------------------------------------------------------------------

The Company has revised its 1998 and first quarter of 1999 financial statements, as reflected in this filing, to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, the Company recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement which provided for subsequent payments of $8 million to this customer specifically earmarked for marketing the Company's products manufactured for this customer, should have offset a portion of the revenue recognized previously. As of December 31, 1999, payment obligations of $8 million under this contract remained outstanding. The net effect of this restatement was to reduce 1998 revenue and increase pretax loss by $7.1 million and to reduce the first quarter of 1999 revenue and increase 1999 pretax loss by $0.9 million.

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

  The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. The Company was in the development stage until October 1993. From October 1993 through March 31, 1999, the Company generated sales of approximately $679.8 million, of which $225.0 million or 33% of total sales since inception were generated during 1998 and the first quarter of 1999. From inception to March 31, 1999, the Company had generated an accumulated deficit of approximately $52.6 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $52.6 million at March 31, 1999 was due primarily to the net loss of $62.4 million in 1998 which included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. In addition to these charges, the net loss was also due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of 1998, in part due to the economic turmoil in Asia. The Company experienced a sharp decrease in its sales beginning in June 1998, as compared to prior quarters, and began a cost reduction program shortly thereafter. The Company laid off a portion of its work force in September, October and November 1998 and increased its inventory reserves and allowance for doubtful accounts and wrote down certain of its facilities, fixed assets and goodwill in the third quarter of 1998.

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

  The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                                         Three Months Ended
                                                                              March 31,
                                                                   1999                   1998
                                                            ------------------      ------------------


             Sales:
              Product                                                     63.2%                   78.7%
              Broadcast                                                    8.8                     9.0
              Service                                                     28.0                    12.3
                                                            ------------------      ------------------
               Total sales                                               100.0                   100.0
                                                            ------------------      ------------------
             Cost of sales:
              Product                                                     45.1                    44.3
              Broadcast                                                    6.2                     4.9
              Service                                                     20.4                     8.0
                                                            ------------------      ------------------
               Total cost of sales                                        71.7                    57.2
                                                            ------------------      ------------------
             Gross profit                                                 28.3                    42.8
                                                            ------------------      ------------------
             Operating expenses:
              Research and development                                    25.9                    13.2
              Selling and marketing                                       13.8                     7.2
              General and administrative                                  15.3                     6.8
              Goodwill amortization                                        5.5                     1.1

                                                                         Three Months Ended
                                                                              March 31,
                                                                   1999                   1998
                                                            ------------------      ------------------

              Acquired in-process
                  research and development                                 0.0                    26.3
                                                            ------------------      ------------------
              Total operating expenses                                    60.5                    54.5
                                                            ------------------      ------------------
              Loss from operations                                       (32.2)                  (11.7)
              Interest expense                                            (6.3)                   (3.0)
              Interest income                                              0.6                     1.5
                                                            ------------------      ------------------
              Loss before income taxes                                   (37.5)                  (13.2)
              Provision (benefit) for income taxes                          --                    (4.5)
                                                            ------------------      ------------------
              Loss before extraordinary item                             (37.5)                   (8.7)
              Extraordinary item: retirement of Notes                     19.6                      --
                                                            ------------------      ------------------
              Net loss                                                  (17.9%)                  (8.7%)
                                                            ==================      ==================

During 1997, the Tel-Link product line contributed approximately $154.9 million or 70.2% of the Company's total sales of approximately $220.7 million. During the first half of 1998, the Tel-Link product line contributed approximately $78.1 million or 67.3% of the Company's total sales of approximately $116.0 million. Tel-Link product line sales decreased by 49.2% from approximately $35.8 million in the first quarter of 1998 to approximately $18.2 million in the first quarter of 1999. The slowdown in the market is due to attributable to the lower demand for the product due in part to the economic turmoil in Asia, and increased competition and downward pricing pressure.

Results of operations for the three months ended March 31, 1999 and 1998

  Sales.   Sales for the three months ended March 31, 1999 were approximately
$37.1 million, compared to $58.6 million for the same period in the prior year, a decrease of $21.5 million or 37%. The decrease was primarily due to the market slowdown for the Company's Tel-Link product line. Sales for the Tel-Link product line for the three months ended March 31, 1999, and 1998 were approximately $18.2 million or 48.9% of total sales and $35.8 million or 61.1% or total sales, respectively, a decrease of 12.2%. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil in the Pacific Rim countries, and increased competition and downward pricing pressure. Sales for the non-Tel-Link product lines for the three months ended March 31, 1999 decreased approximately 17% from approximately $22.8 million in the three months ended March 31, 1999 to approximately $19.0 million for the three months ended March 31, 1998. Sales to new customers in the first quarter of 1999 (excluding sales for the Cylink Wireless Group which was acquired on March 28, 1998 and April 1, 1998, and accounted for as a purchase business combination) were less than 20% of total sales. For the corresponding period in 1998, sales to new customers were less than 10% of total sales. For the three months ended March 31, 1999, two customers accounted for 39.0% of the sales of the Company. For the three months ended March 31, 1998, five customers accounted for 63% of the sales of the Company.

  Product sales for the three months ended March 31, 1999 were approximately $23.5 million or 63.2% of total sales, broadcast equipment sales were approximately $3.3 million or 8.8% of total sales, and service sales were
approximately $10.4 million or 28% of total sales.   For the corresponding
period in 1998, product sales were $46.1 or 78.7% of total sales, broadcast equipment sales were approximately $5.3 million of 9.0% of total sales, and service sales were $7.2 million of 12.3% of total sales. The decrease in product sales was primarily due to the slowdown in the telecommunication equipment industry, which resulted in declining prices and surplus capacity in the industry. The increase in service sales was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force.

  Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended March 31, 1999, the Company generated approximately $11.6 million or 31% of its sales in the U.S. and approximately $25.5 million or 69% internationally. For the three months ended March 31, 1998, the Company generated approximately $9.9 million or 17% of its sales in the U.S. and approximately $48.7 million or 83% internationally. Many of the Company's largest customers use the Company's products and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and the amounts purchased depend on the phase of the rollout in a geographic area or a market. Consequently, the customer may have different purchasing requirements from quarter to quarter, and may continue to vary the amount purchased from the Company accordingly.

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

  Gross Profit.   For the three months ended March 31, 1999 and 1998, gross
profit was approximately $10.5 million, or 28.3% of sales, and approximately $25.1 million, or 42.8% of sales, respectively. The decline in gross margin in the first quarter of 1999 compared to the corresponding period in 1998 was primarily due to declining average selling prices for the industry sector, increased manufacturing variances, and increased service sales, which generated lower margins.

  For the first quarter of 1999 and 1998, product gross profit as a percentage of product sales was approximately 28.6% and 43.7%, respectively. Approximately thirteen percentage points of the fifteen percentage point decrease in product gross profit was due to declining average selling prices, changes in product mix and lower sales volumes. The remaining two percentage points were due to manufacturing variances, primarily product rework charges. Broadcast equipment gross profit as a percentage of broadcast equipment sales was approximately 30.1% and 45.4% for the first quarter of 1999 and 1998, respectively. The decline in broadcast equipment gross profit percentage was due to declining average selling prices and lower sales volumes. Service gross profit as a percentage of service sales was approximately 27.3% and 35.4% for the first quarter of 1999 and 1998, respectively. The decline in service gross profit percentage was due to increased price competition and changes in the service offering mix.

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

  For the three months ended March 31, 1999 and 1998, research and development expenses were approximately $9.6 million and $7.7 million, respectively. As a percentage of sales, research and development expenses increased from 13.2% in the three months ended March 31, 1998 to 25.9% in the corresponding period in 1999. The percentage increase in research and development expenses during the three months ended March 31, 1999 as compared to the corresponding period in 1998 was primarily due to the Company's sales decline and the significant investment in research and development to support product development and services, including the costs associated with new product development due to the acquisition of the Cylink Wireless Group in March 1998, and the Company's engineering efforts to develop a point-to-multipoint product. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources for the development of new systems and enhancements (including additional frequencies and various operating features and related software tools). As such, there can be no assurance that research and development expenses will not continue to increase in absolute dollars in 1999 as compared to 1998.

  Selling and Marketing. Expenses consist of salaries, investments in international operations, sales commissions, travel expenses, customer service and support expenses, and costs related to advertising and trade shows. For the three months ended March 31, 1999 and 1998, selling and marketing expenses were approximately $5.1 million and $4.2 million, respectively. As a percentage of sales, selling and marketing expenses increased from 7.2% in the three months ended March 31, 1998 to 13.8% in the corresponding period in 1999. The increase in selling and marketing expenses as a percentage of sales was primarily due to the lower level of sales in the first quarter of 1999, as compared to the corresponding period in 1998, and the expansion and start-up of the Company's international sales organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico. Though the Company is taking measures to reduce expenses where appropriate, the Company intends to continue investing resources to expand its sales and marketing efforts, including the hiring of additional personnel, and to establish the infrastructure necessary to support future operations. As such, there can be no assurance that sales and marketing expenses will not continue to increase in 1999 as compared to 1998.

  General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services. For the three months ended March 31, 1999 and 1998, general and administrative expenses were $5.7 million and $3.9 million, respectively. As a percentage of sales, general and administrative expenses increased from 6.8% in the three months ended March 31, 1998 to 15.3% in the corresponding period in 1999. This increase in general and administrative expenses as a percentage of sales was due primarily to a lower level of sales in the three months ended March 31, 1999, as compared to the corresponding period in 1998, increased staffing and other costs resulting from the Company's international expansion, primarily in its services segment, and the acquisition of the Cylink Wireless Group. Though the Company is taking measures to reduce expenses where appropriate, the Company expects to continue to incur additional significant ongoing expenses as a publicly owned company relating to legal, accounting and other administrative services and expenses, including its class action litigation. The Company expects general and administrative expenses to increase in absolute dollars in 1999 as compared to 1998.

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

  Restructuring and Other One-time Charges. During the third quarter of 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Accrued restructuring costs of $4.3 million were recorded in 1998 relating to these initiatives including severance and benefits of approximately $0.6 million, facilities and fixed assets impairments of approximately $0.9 million, and goodwill write-off of approximately $2.9 million. In addition, the Company recorded accounts receivable reserves of $5.4 million and inventory reserves of $16.9 million (including $14.5 million in inventory write downs related to our existing core business and $2.4 million in other charges to inventory relating to the elimination of product lines).

  The accrued restructuring and other one-time charges and the amounts charged against the provisions as of March 31, 1999, were as follows (in thousands, unaudited):

                                                                                       Expenditures
                                                                     Beginning              and             Remaining
                                                                      Accrual           Write-offs           Accrual
                                                                  --------------     --------------      --------------

             Severance and benefits                               $          569     $         (569)     $           --
                                                                  --------------     --------------      --------------
             Facilities and fixed assets write-offs                          879               (551)                328
             Goodwill impairment                                           2,884             (2,884)                 --
                                                                  --------------     --------------      --------------
             Total restructuring charges                                   4,332             (4,004)                328
                                                                  --------------     --------------      --------------

                                                                     Beginning         Expenditures         Remaining
                                                                      Accrual               and              Accrual
                                                                                        Write-offs
                                                                  --------------     --------------      --------------
          Inventory reserve                                               16,922            (11,718)              5,204
          Accounts receivable reserve                                      5,386             (5,386)                 --
                                                                  --------------     --------------      --------------
          Total accrued restructuring and other charges           $       26,640     $      (21,108)     $        5,532
                                                                  ==============     ==============      ==============

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


  The Company generated interest income of $0.4 million during the three-month period ended March 31, 1999 as compared to $0.9 million during the corresponding period in 1998. Interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts, for both periods presented. Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries, and trade discounts taken.

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

  The Company used approximately $7.2 million in operating activities during the three months ended March 31, 1999, primarily due to the net loss (excluding an extraordinary gain on the retirement of Notes of $7.3 million) of $13.9 million, and a decrease in accounts payable and other accrued liabilities of $9.1 million and $?.4 million, respectively, and an increase in other assets of $1.5 million. These uses of cash were partially offset by an increase in accrued employee benefits of $0.4 million, deferred liabilities of $0.9 million, and depreciation and amortization of $4.2 million and $2.1 million, respectively, and a decrease in accounts receivable, inventory, and prepaid expenses and notes receivable, of $5.8 million, $3.6 million, $2.6 million, respectively.

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

  At March 31, 1999 and December 31, 1998, net accounts receivable were approximately $44.7 million and $51.4 million, respectively. The Company has established a receivables purchase agreement which allows the Company to sell up to $14 million in accounts receivable to two banks. For this service, the banks receive a fee of between 0.5% and 1.0% plus interest of between 6% and 10% per annum. In 1999 and 1998, there were no material gains or losses on accounts receivable sold without recourse. As of March 31, 1999, $13.6 million of the Company's accounts receivable have been sold pursuant to such contract. These sales have no recourse to the Company. The Company plans to continue to utilize this facility as part of managing its overall liquidity and/or third-party financing programs. At March 31, 1999 and December 31, 1998, inventory was approximately $75.4 million and $79.0 million, respectively.

  At March 31, 1999, the Company had working capital of approximately $67.4 million, compared to $79.0 million at December 31, 1998. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that has and could continue to materially adversely affect the Company's business, prospects, financial condition and results of operations.

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


CERTAIN FACTORS AFFECTING THE COMPANY

  History of Losses

  From inception to March 31, 1999, the Company had generated an accumulated deficit of approximately $52.6 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $52.6 million at March 31, 1999 was due primarily to the net loss of $62.5 million in 1998 which included restructuring and other charges of $26.6 million and acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group. In addition to these charges, the net loss was also due to a downturn and slowdown in the telecommunications equipment industry as a whole which began in the second half of the year, in part due to the economic turmoil in Asia.

  From October 1993 through March 31, 1999, the Company generated sales of approximately $679.8 million, of which $225.0 million or 32.9% was generated in the two years ended March 31, 1999. However, the Company does not believe such growth rates are indicative of future operating results. During the third and fourth quarter of 1998, and the first quarter of 1999, the Company experienced a significant decrease in sales. This decrease in revenue was principally the result of the market slowdown for the Company's Tel-Link product line and for the industry segment in general, in particular the economic turmoil in Asia. There can be no assurance that the Company's revenues will continue to remain at or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. The Company's net sales for the first quarter of 1999 (which included sales from many recently acquired businesses) were approximately 36.6% less than its sales for the comparable period in 1998. The Company expects its sales in the near future to be significantly below recent comparable periods. In recent quarters, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. The Company expects pricing pressures to continue for the next several quarters and also expects gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters.

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

Customer Concentration

  For 1998 and the first quarter of 1999, approximately two hundred customers accounted for substantially all of the Company's sales, and one customer individually accounted for over 10% of the Company's 1998 sales. In the first quarter of 1999, the Company had two customers which individually accounted for over 10% of the Company's sales. Sales to one customer accounted for approximately 23% and 28% of the Company's sales in 1998 and the first quarter of 1999, respectively. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Europe. The Company anticipates continuing to sell products and services to existing customers and adding new customers, many of which the Company expects to continue to be located outside of the United States.

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

  Substantial Amount of Debt

  In November 1997, through a private placement of the Company's Notes, the Company incurred $100 million of indebtedness. In December 1998, January 1999 and February 1999, the Company retired approximately $40 million of such in exchange for approximately 5.3 million shares of its Common Stock. As of March 31, 1999, its total indebtedness including current liabilities was approximately $157.2 million and its stockholders' equity was approximately $117.9 million.

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

            10.46* Severance Agreement dated April 21, 1999 by and between the Company and Mr. Robert E. Collins.

            10.47* Offer letter dated April 1, 1999 by and between the Company and Mr. Robert E. Collins.

            27.1*     Financial Data Schedule.

________________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

*   Previously filed

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

         10.46* Severance Agreement dated April 21, 1999 by and between the Company and Mr. Robert E. Collins.

         10.47* Offer letter dated April 1, 1999 by and between the Company and Mr. Robert E. Collins.

         27.1*      Financial Data Schedule.

________________________
       (1) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

       *Previously filed.