Form 10-Q/A
period 1999-06-30
P COM INC
filed 2000-05-11
CIK 935493

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

This quarterly report on Form 10-Q consists of 45 pages of which this is page 1. The Exhibit Index appears on page 44.

                                  P-COM, INC.
                               TABLE OF CONTENTS



                                                                                      Page
PART I.       Financial Information                                                  Number
              ---------------------                                                  ------

  Item 1      Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998................................................       3

              Condensed Consolidated Statements of Operations for the three and six
              month periods ended June 30, 1999 and 1998...........................       4

              Condensed Consolidated Statements of Cash Flows for the six month
              periods ended June 30, 1999 and 1998.................................       6

              Notes to Condensed Consolidated Financial Statements.................       8

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................      16

  Item 3      Quantitative and Qualitative Disclosures About Market Risk...........      44


PART II.      Other Information
              -----------------

  Item 1      Legal Proceedings....................................................      46

  Item 2      Changes in Securities................................................      46

  Item 3      Defaults Upon Senior Securities......................................      46

  Item 4      Submission of Matters to a Vote of Security Holders..................      46

  Item 5      Other Information....................................................      46

  Item 6      Exhibits and Reports on Form 8-K.....................................      46

Signatures    .....................................................................      49

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        June 30,                  December 31,
                                                                                          1999                        1998
                                                                                       (unaudited)                 (restated)
                                                                              --------------------------    ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $  47,601                  $ 29,241
  Accounts receivable, net of allowance of $7,495 and $4,600, respectively                        35,339                    51,392
  Inventory                                                                                       60,609                    79,026
  Prepaid expenses and notes receivable                                                           17,756                    21,949
                                                                              --------------------------    ----------------------
    Total current assets                                                                         161,305                   181,608

Property and equipment, net                                                                       45,382                    52,086
Deferred income taxes                                                                              9,678                     9,678
Goodwill and other assets                                                                         66,682                    71,845
                                                                              --------------------------    ----------------------
                                                                                               $ 283,047                  $315,217
                                                                              ==========================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $  30,865                  $ 39,618
  Accrued employee benefits                                                                        3,986                     3,345
  Other accrued liabilities                                                                       14,724                     9,459
  Deferred contract obligation                                                                     5,500                     3,000
  Notes payable                                                                                   49,800                    46,360
                                                                              --------------------------    ----------------------
    Total current liabilities                                                                    104,875                   102,641
                                                                              --------------------------    ----------------------

Other long-term liabilities.                                                                      11,071                    12,118
                                                                              --------------------------    ----------------------

Convertible subordinated notes                                                                    60,061                    85,650
                                                                              --------------------------    ----------------------

Series B Mandatorily Redeemable Convertible Preferred Stock                                            -                    13,559
                                                                              --------------------------    ----------------------

Mandatorily Redeemable Stock                                                                      23,749                         -
                                                                              --------------------------    ----------------------

Mandatorily Redeemable Common Stock Warrants                                                       3,839                     1,839
                                                                              --------------------------    ----------------------

Commitment and contingent liabilities (note 1)
Stockholders' equity:
  Series A Preferred Stock                                                                             -                         -
  Common Stock                                                                                         6                         5
  Additional paid-in capital                                                                     170,416                   145,246
  Accumulated deficit                                                                            107,190                   (45,924)
  Accumulated other comprehensive income                                                           3,017                        82
                                                                              --------------------------    ----------------------
    Total stockholders' equity                                                                    80,215                    99,409
                                                                              --------------------------    ----------------------
                                                                                               $ 283,810                  $315,217
                                                                              ==========================    ======================

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)


                                                                 Three Months Ended June 30,             Six Months Ended June 30,
Sales:                                                               1999           1998                     1999             1998
                                                                 -----------    -------------             -----------   -----------
                                                                         (Restated)                               (Restated)
                                                                        (See Note 1)                             (See Note 1)
  Product                                                          $  26,489      $ 41,503                 $  49,984      $ 87,642
  Broadcast                                                        $     599      $  6,993                 $   3,879      $ 12,275
  Service                                                              8,954         8,910                    19,368        16,126
                                                                 -----------    -------------             -----------   -----------
    Total sales                                                       36,042        57,406                    73,231       116,043
                                                                 -----------    -------------             -----------   -----------
Cost of sales:
  Product                                                             42,803        28,903                    59,585        54,865
  Broadcast                                                              449         3,885                     2,742         6,770
  Service                                                              5,825         5,952                    13,398        10,617
                                                                 -----------    -------------             -----------   -----------
    Total cost of sales                                               49,077        38,740                    75,725        72,252
                                                                 -----------    -------------             -----------   -----------

Gross profit (loss)                                                  (13,035)       18,666                    (2,494)       43,791
                                                                 -----------    -------------             -----------   -----------
Operating expenses:
  Research and development                                             9,579        10,192                    19,219        17,920
  Selling and marketing                                                5,745         6,438                    10,880        10,663
  General and administrative                                          21,576         4,871                    27,277         8,762
  Goodwill amortization                                                2,054         2,094                     4,108         2,792
  Acquired in-process research and development                             -             -                         -        15,442
                                                                 -----------    -------------             -----------   -----------
    Total operating expenses                                          38,954        23,595                    61,484        55,579
                                                                 -----------    -------------             -----------   -----------
Income (loss) from operations                                        (51,989)       (4,929)                  (63,978)      (11,788)
Interest expense                                                      (2,425)       (1,833)                   (4,743        (3,599)
Other income (expense), net                                               51           391                       423         1,283
                                                                 -----------    -------------             -----------   -----------
Loss before income taxes and extraordinary item                      (54,363)       (6,371)                  (68,298)      (14,094)
Provision (benefit) for income taxes                                     252          (108)                      252        (2,734)
                                                                 -----------    -------------             -----------   -----------
Loss before extraordinary item                                       (54,615)       (6,263)                  (68,550)     (11,360)
Extraordinary item: gain on retirement of Notes                            -             -                     7,284            -
                                                                 -----------    -------------             -----------   -----------
Net loss                                                            $(54,615)      $(6,263)                 $(61,266)    $(11,360)
Charge related to conversion of Preferred Stock
   to Common Stock                                                   (12,190)            -                   (12,190)           -
                                                                 -----------    -------------             -----------   -----------
Net loss applicable to holders of Common Stock                      $(66,805)      $(6,263)                 $(73,456)    $(11,360)
                                                                 ===========    =============             ===========   ===========

Basic net loss applicable to Common Stock per share:
  Loss before extraordinary item                                      $(1.29)       $(0.14)                 $  (1.41)      $(0.26)
  Extraordinary item                                                       -             -                      0.15            -
                                                                 -----------    -------------             -----------   -----------
  Net loss                                                            $(1.29)       $(0.14)                 $  (1.26)      $(0.26)
                                                                 ===========    =============             ===========   ===========


Diluted net loss applicable to holders of Common Stockholders per share:
  Loss before extraordinary item                                      $(1.29)       $(0.14)                 $  (1.41)      $(0.26)
  Extraordinary item                                                       -             -                      0.15            -
                                                                 -----------    -------------             -----------   -----------
  Net loss                                                            $(1.29)       $(0.14)                 $  (1.26)      $(0.26)
                                                                 ===========    =============             ===========   ===========


Shares used in per share computations:
  Basic                                                               51,872        43,201                    48,584        43,077
                                                                 ===========    =============             ===========   ===========

  Diluted                                                             51,872        44,253                    48,584        43,077
                                                                 ===========    =============             ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                        Six Months Ended June 30,
                                                                                         1999              1998
                                                                                      ----------        -----------
                                                                                      (Restated)         (Restated)
                                                                                     (See Note 1)       (See Note 1)
Net loss                                                                               $(61,266)          $(11,360)
Adjustments to reconcile net loss to net
  cash used in operating activities: - net of effect of acquisition
 Depreciation                                                                             8,202              5,793
 Amortization of goodwill - and other intangible assets                                   4,108              2,792
 Loss on sale of property and equipment                                                   2,507                  -
 Change in minority interest                                                                  -               (604)
 Deferred income taxes                                                                        -             (5,253)
 Acquired in-process research and development                                                 -             15,442
 Gain on exchange of notes                                                               (7,284)                 -

Change in assets and liabilities (net of acquisition balances):
 Accounts receivable                                                                      3,381            (13,974)
 Inventory                                                                               (2,960)           (15,506)
 Prepaid expenses  and notes receivable                                                   4,192             (8,353)
 Other assets                                                                             1,056             (1,495)
 Accounts payable                                                                        (8,753)           (11,828)
 Accrued employee benefits                                                                  641                235
 Deferred contract obligation                                                                 -              6,053
 Other accrued liabilities                                                                5,217               (648)
                                                                                      ----------        -----------
    Net cash used in operating activities                                               (14,459)           (38,706)
                                                                                      ----------        -----------
 Acquisition of property and equipment                                                   (3,910)           (18,887)
 Cash paid in business combinations, net of cash acquired                                     -            (49,478)
                                                                                      ----------        -----------
    Net cash used in investing activities                                                (3,910)           (68,365)
                                                                                      ----------        -----------
 Proceeds (Payments) of notes payable                                                       (35)            39,353
 Proceeds from the issuance of common stock, net of issuance costs                       39,107              3,513
 Proceeds from long-term debt                                                             1,778                  -
 Payments under capital lease obligation                                                   (258)                 -
                                                                                      ----------        -----------
    Net cash provided by financing activities                                            40,592             42,866
                                                                                      ----------        -----------
Effect of exchange rate changes on cash                                                  (3,863)             1,048
                                                                                      ----------        -----------
Net increase (decrease) in cash and cash equivalents                                     18,360            (63,157)
Cash and cash equivalents at the beginning of the period                                 29,241             88,145
                                                                                      ----------        -----------
Cash and cash equivalents at the end of the period                                     $ 47,601           $ 24,988
                                                                                      ==========        ===========

Restructuring changes                                                                     3,300                  -
Inventory changes                                                                        11,800                  -
Accounts receivable change                                                               21,400                  -

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (In thousands, unaudited)

                                                                                    Six Months Ended June 30,
                                                                                        1999           1998
                                                                                    ----------    -----------
Cash paid for income taxes                                                             $   331         $1,902
                                                                                    ==========    ===========
Cash paid for interest                                                                 $ 4,804         $3,839
                                                                                    ==========    ===========
Promissory note issued in connection with the acquisition of Cylink,
net of amount withheld                                                                 $     -         $9,682
                                                                                    ==========    ===========
Exchange of Convertible Subordinated Notes for Common Stock                            $25,539         $    -
                                                                                    ==========    ===========
Equipment purchased under capital lease                                                $    95         $    -
                                                                                    ==========    ===========
Repricing of Warrants                                                                  $ 2,000         $    -

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

   The effect of this revision to previously reported condensed consolidated financial statements as of December 31, 1998 and for the six month period ended June 30, 1999 is as follows (in thousands except per share amounts, unaudited):


                                                                    Three months ended                     Six months ended
                                                                       June 30, 1999                         June 30, 1999
Statements of Operations:                                     As reported        Restated            As reported       Restated
                                                            ----------------  ---------------      ----------------  -------------
Revenue                                                            $ 63,459         $ 57,406              $ 74,090       $ 73,231
Income (loss) from operations                                      $  1,965         $ (4,929)             $(65,119)      $(65,978)
Net income (loss)                                                  $    346         $ (6,263)             $(60,407)      $(61,266)
Net loss per share
     Basic and diluted                                                $0.01           $(0.14)             $  (1.24)      $  (1.26)


                                                                   December 31, 1998
Balance Sheets:                                               As reported        Restated
                                                            ---------------   --------------
Other accrued liabilities                                          $ 10,318         $  9,459
Deferred contract obligation                                       $      -         $  3,000
Other long term liabilities                                        $  3,199         $ 12,199
Total liabilities                                                  $192,410         $200,410
Retained earnings (accumulated deficit)                            $(38,783)        $(45,924)
Total stockholder's equity                                         $106,550         $ 99,409

     Accounts receivable                                             50,533           51,392
     Total assets                                                   316,358          315,217

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

                                                    Three Months Ended                           Six Months Ended
                                                         June 30,                                    June 30,
                                              1999                     1998                  1999                 1998
                                          ---------------      -----------------      ---------------      ---------------
Net loss                                         $(54,615)               $(6,263)            $(61,266)            $(11,360)
Other comprehensive income (expense)               (1,978)                 1,231               (3,099)               1,048
                                          ---------------      -----------------      ---------------      ---------------
Total comprehensive income (loss)                $(56,593)               $ 5,032             $(64,365)            $(10,312)
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

In 1998, the Company retired approximately $14.4 million of its Convertible Subordinated Notes through the issuance of approximately 2,467,000 shares of Common Stock. In 1999, the Company retired approximately $25.5 million of its Convertible Subordinated Notes through the issuance of approximately 2,812,000 shares of Common Stock.

In June 1999, the Company received net proceeds of $38.3 million from the sale 10,068,000 shares of Common Stock sold at a 7.5% discount from the market price.

In June 1999, the Company exchanged all 15,000 shares of the Series B Convertible Preferred Stock (the "Series B") for 5,135,000 shares of mandatorily redeemable Common Stock. As a result of this exchange, the Company recorded a $10.2 million charge to loss attributable to Common Stockholders representing the difference between the book value of the Series B and the market value of the mandatorily redeemable common stock net of incurred premiums and penalties relating to the non-registration of the Series B. Upon the occurrence of certain events outside the Company's control, each share of Common Stock was redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B as of the date of exchange.

In connection with the conversion of the Series B to Common Stock, the mandatorily redeemable warrants were exchanged for 1,242,000 non-mandatorily redeemable warrants having an exercise price of $3.00. As a result of the exchange and repricing of warrants, the Company recorded a $2.0 million charge to loss attributable to Common Stockholders representing the difference in fair value of the warrants before and after the exchange and repricing. The warrants are immediately exercisable until the earlier of: (1) December 22, 2002, or (2) the date on which the closing of a consolidation, merger of other business combination with or into another entity pursuant to which the Company does not survive. In the event the Company merges or consolidates with any other company, the warrant holders are entitled to similar choices as to the consideration they will receive in such merger or consolidation as are provided to the holders of the Series B. In addition, the number of shares issuable upon exercise of the warrants is subject to an anti-dilution adjustment if the Company sells Common Stock or securities convertible into or exercisable for Common Stock (excluding certain issuances such as Common Stock issued under employee, director or consultant benefit plans) at a price per share less than $3.47 (subject to adjustment).

6. BALANCE SHEET COMPONENTS

   Inventory consists of the following (in thousands):

                                                                         June 30,              December 31,
                                                                           1999                    1998
                                                                       (unaudited)
                                                                 --------------------      ------------------
Raw materials                                                                $14,421                  $16,395
Work-in-process                                                               22,828                   42,995
Finished goods                                                                23,360                   19,636
                                                                             $60,609                  $79,026
                                                                 ====================      ==================

  Property and equipment consist of the following (in thousands):

                                                                        June 30,               December 31,
                                                                          1999                     1998
                                                                       (unaudited)
                                                                 --------------------      ------------------
Tooling and test equipment                                                $   51,800                $  52,718
Computer equipment                                                            10,357                    9,210
Furniture and fixtures                                                         6,873                    7,220
Land and buildings                                                             3,119                    3,506
Construction-in-process                                                        4,249                    4,878
                                                                 -------------------       ------------------
                                                                              76,398                   77,532
Less - accumulated depreciation and amortization                             (31,016)                 (25,446)
                                                                          $   45,382                $  52,086
                                                                 ===================       ==================

  Goodwill and other assets consist of the following (in thousands):

                                                                        June 30,               December 31,
                                                                          1999                     1998
                                                                       (unaudited)

                                                                 -------------------       ------------------
Goodwill:
 Technosystem                                                               $ 15,850                 $ 15,850
 CSM                                                                          22,295                   22,295
 Cylink                                                                       34,261                   34,261
 Cemetel                                                                       4,360                    4,360
                                                                 -------------------       ------------------
                                                                              76,766                   76,766
Less- accumulated amortization                                               (12,531)                  (8,424)
                                                                 -------------------       ------------------
 Net goodwill                                                                 64,235                   68,342
Other assets                                                                   2,447                    3,503
                                                                            $ 66,682                 $ 71,845
                                                                 ===================       ==================
Other accrued liabilities consist of (in thousands):
                                                                      June 30,             December 31,
                                                                      1999                 1998
                                                                      (unaudited)
                                                                 ------------------        ------------------
Accrued warranty                                                            $                        $    383
Purchase commitments                                                                                      413
Interest Payable                                                                                          708
Lease obligations                                                                                         315
Income taxes payable                                                                                    2,843
Other                                                                                                   5,656
                                                                 -------------------       ------------------
                                                                                                     $ 10,318
                                                                 ===================       ==================


Other long term liabilities consist of the following (in thousands):

                                                                      June 30,             December 31,
                                                                      1999                 1998
                                                                      (unaudited)
                                                                 -------------------       ------------------
Deferred contract obligation,
 long tern portion                                                          $      -                 $  5,000
Other                                                                                                   7,119
                                                                 -------------------       ------------------
                                                                                                     $ 12,119
                                                                 ===================       ==================

7.   RESTRUCTURING AND OTHER UNUSAUL CHARGES


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

The accrued restructuring and other charges and amounts charged against the accrual as of June 30, 1999 are as follows (in thousands, unaudited):

[Insert chart from MD&A]


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

For the Three Months Ended                    Product              Broadcast              Service
June 30, 1999                                  Sales                 Sales                 Sales                Total
-------------------------------------    ---------------      ----------------      ----------------      ---------------
Sales                                           $ 26,489               $   599               $ 8,954             $ 36,042
Income (loss) from operations                   $(49,999)              $(2,947)              $   957             $(51,989)
Depreciation                                    $  2,994               $   797               $   210             $  4,001
Total Assets                                    $234,329               $27,446               $21,272             $283,047
Interest expense                                $ (2,217)              $  (111)              $   (97)            $ (2,425)


For the Three Months Ended                    Product             Broadcast              Service
June 30, 1998                                  Sales                Sales                 Sales                Total
-------------------------------------    ---------------      ---------------      ----------------      ---------------
Sales                                           $ 41,503              $ 6,993               $ 8,910             $ 57,406
Income (loss) from operations                   $ (7,608)             $ 1,287               $ 1,392             $ (4,929)
Depreciation                                    $  2,467              $   383               $    20             $  2,870
Total Assets                                    $284,942              $33,828               $13,868             $332,638
Interest expense                                $ (1,652)             $  (170)              $   (11)            $ (1,833)

For the Six Months Ended                      Product             Broadcast             Service
June 30, 1999                                  Sales                Sales                Sales                Total
-------------------------------------    ---------------      ---------------      ---------------      --------------
Sales                                           $ 49,984              $ 3,879              $19,368            $ 73,231
Income (loss) from operations                   $(61,891)             $(3,551)             $ 1,464            $(63,978)
Depreciation                                    $  6,119              $ 1,363              $   720            $ (8,202)
Total Assets                                    $234,329              $27,446              $21,272            $283,047
Interest expense                                $ (4,370)             $  (180)             $  (193)           $ (4,743)

For the Six Months Ended                       Product               Broadcast               Service
June 30, 1998                                   Sales                  Sales                  Sales                  Total
-------------------------------------    -----------------      -----------------      -----------------      -----------------
Sales                                             $ 87,642                $12,275                $16,126               $116,043
Income (loss) from operations                     $(16,621)               $ 2,380                $ 2,453               $(11,788)
Depreciation                                      $  5,069                $    64                $    82               $  5,793
Total Assets                                      $284,942                $33,828                $13,868               $332,638
Interest expense                                  $ (3,271)               $  (307)               $   (21)              $ (3,599)

  A reconciliation of income (loss) from operations to loss before extraordinary item and income taxes is as follows (in thousands, unaudited):

                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                                June 30,
                                                        1999                 1998                 1999                 1998
                                                 ---------------      ---------------      ---------------      ---------------
Loss from operations                                  $(51,989)              $(4,929)           $(63,978)            $(11,788)
Interest expense                                        (2,425)               (1,833)             (4,743)              (3,599)
Interest income                                            180                   346                 401                1,228
Other income (expense), net                               (129)                   45                  22                   65
                                                 ---------------      ---------------      ---------------      ---------------
Loss before extraordinary item and income taxes       $(54,363)             $(6,371)            $(68,298)            $(14,094)
                                                 ===============      ===============      ===============      ===============

  The Company's product and service sales by category are as follows (in thousands, unaudited):

                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                       1999                1998                1999                1998
                                                 ---------------     ---------------     ---------------     ---------------
Microwave radio transmission equipment                   $26,009             $38,825             $46,041            $ 83,857
Broadcast equipment                                          599               6,993               3,879              12,275
Network monitoring equipment                                 480               2,678               3,943               3,785
Service                                                    8,954               8,910              19,368              16,126
                                                 ---------------     ---------------     ---------------     ---------------
                                                         $36,042             $57,406             $73,231            $116,043
                                                 ===============     ===============     ===============     ===============


  The breakdown of sales by geographic customer destination and property and equipment, net, are as follows (in thousands, unaudited):

                                                           Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
Sales:                                                  1999                 1998                1999               1998
                                                 -----------------     ---------------     --------------     --------------
 United States                                             $ 8,759             $24,444            $20,335           $ 34,353
 United Kingdom                                             13,407               7,068             27,972             29,990
 Europe                                                     12,056              13,083             18,018             23,805
 Africa                                                         --               4,076                178             14,921
 Asia                                                        1,370               3,379              2,688              8,321
 Other geographic regions                                      450               5,356              4,040              4,653
                                                 -----------------     ---------------     --------------     --------------

                                                           $36,042             $57,406            $73,231           $116,043
                                                 =================     ===============     ==============     ==============


                                                               At June 30,
Property and equipment, net:                            1999                 1998
                                                 -----------------     ---------------
 United States                                             $27,252             $27,920
 United Kingdom                                             10,860               9,512
 Italy                                                       7,154               8,283
 Other geographic regions                                      116                 153
                                                 -----------------     ---------------
                                                           $45,382             $45,868
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

Overview

  P-Com, Inc. (the "Company") supplies equipment and services for access to worldwide telecommunications and broadcast networks. All financial information presented in this Quarterly Report on Form 10-Q has been presented to include the operating results of Control Resources Corporation ("CRC"), RT Masts Limited ("RT Masts") and Telematics, Inc. ("Telematics"), which were acquired in 1997. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems, and the Company also provides software and related services for these products. Additionally, the Company offers turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. The Company is currently field testing and further developing a range of point-to-multipoint radio systems for use in both the telecommunications and broadcast industries.

  The Company was founded in August 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. The Company has an accumulated deficit of approximately $107.2 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $107.2 million at June 30, 1999 reflects the net losses of $62.4 million in 1998 and $61.3 million during the first six months of 1999.

  The net loss in the second quarter of 1999 included unusual charges of $36.5 million which were related to the Company's Product Business Segment. The net loss in the third quarter of 1998 included restructuring and other charges of $26.6 million. The net loss in the first quarter of 1998 included acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. The net loss in 1998 and 1999 was primarily due to the worldwide downturn in the telecommunications equipment market as a whole, which began in the second half of 1998, in part due to the exonomic turmoil which began in Asia. The Company experienced a sharp decrease inits sales beginning in September 1998, and began a cost reduction program shortly thereafter. The Company laid off a portion of its workforce in September, October and November of 1998, as well as in June of 1999, and increased its inventory reserves and wrote down uncollectible accounts receivable, and certain of its facilities, fixed assets and goodwill in the third quarter of 1998 as well as in the second quarter of 1999.

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

  In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during the second quarter of 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, and an increase to inventory reserves and related charges of approximately $21.4 million. The need for the decrease in the sales forecast was evidenced by the Company's sales trends for the first two quarters of 1999 which did not meet management's initial expectations for recovery and renewed growth throughout the telecommunications industry and is further evidenced by the modest growth in the revenues of several of the Company's competitors.

  The accrued restructuring and other charges and amounts charged against the accrual as of June 30, 1999 are as follows (in thousands, unaudited):

                                               Beginning                                 Expenditures            Remaining
                                                Accrual            Additions            and Write-offs            Accrual
                                           ----------------    ----------------     -------------------      ----------------
Severance and benefits                              $   596             $   300                $   (569)              $   327
Facility and fixed asset write-offs                     879               3,000                    (551)                3,328
Goodwill impairment                                   2,884                   -                  (2,884)                    -
                                           ----------------    ----------------     -------------------      ----------------
Total restructuring charges                           4,359               3,300                  (4,004)                3,655
                                           ----------------    ----------------     -------------------      ----------------

Inventory reserve                                    16,922              15,400                 (11,718)               20,604
Non-cancellable                                           -               6,000                       -                 6,000
                                           ----------------    ----------------     -------------------      ----------------
Total inventory and other related charges            16,922              21,400                 (11,718)               26,604
                                           ----------------    ----------------     -------------------      ----------------

Accounts receivable reserve                           5,386              11,800                  (5,386)               11,800
Total accrued restructuring and other
                                           ----------------    ----------------     -------------------      ----------------
            charges                                 $26,667             $36,500                $(21,108)              $34,433
                                           ================    ================     ===================      ================

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

In 1998, the Company retired approximately $14.4 million of its Convertible Subordinated Notes through the issuance of approximately 2,467,000 shares of Common Stock. In 1999, the Company retired approximately $25.5 million of its Convertible Subordinated Notes through the issuance of approximately 2,812,000 shares of Common Stock.

In June 1999, the Company received net proceeds of $38.3 million from the sale 10,068,000 shares of Common Stock sold at a 7.5% discount from the market price.

In June 1999, the Company exchanged all 15,000 shares of the Series B Convertible Preferred Stock (the "Series B") for 5,135,000 shares of mandatorily redeemable Common Stock. As a result of this exchange, the Company recorded a $10.2 million charge to loss attributable to Common Stockholders representing the difference between the book value of the Series B and the market value of the mandatorily redeemable common stock net of incurred premiums and penalties relating to the non-registration of the Series B. Upon the occurrence of certain events outside the Company's control, each share of Common Stock was redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B as of the date of exchange.

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

In 1998, the Company retired approximately $14.4 million of its Convertible Subordinated Notes through the issuance of approximately 2,467,000 shares of Common Stock. In 1999, the Company retired approximately $25.5 million of its Convertible Subordinated Notes through the issuance of approximately 2,812,000 shares of Common Stock.

In June 1999, the Company received net proceeds of $38.3 million from the sale 10,068,000 shares of Common Stock sold at a 7.5% discount from the market price.

In June 1999, the Company exchanged all 15,000 shares of the Series B Convertible Preferred Stock (the "Series B") for 5,135,000 shares of mandatorily redeemable Common Stock. As a result of this exchange, the Company recorded a $10.2 million charge to loss attributable to Common Stockholders representing the difference between the book value of the Series B and the market value of the mandatorily redeemable common stock net of incurred premiums and penalties relating to the non-registration of the Series B. Upon the occurrence of certain events outside the Company's control, each share of Common Stock was redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B as of the date of exchange.

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

  The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                            Three Months Ended                           Six Months Ended
                                                                 June 30,                                    June 30,
                                                        1999                  1998                  1999                  1998
                                                 ---------------       ---------------       ---------------       ---------------
Sales:
 Product                                                    73.5%                 72.3%                 68.3%                 75.5%
 Broadcast                                                   1.7                  12.2                   5.3                  10.6
 Service                                                    24.8                  15.5                  26.4                  13.9
  Total sales                                              100.0                 100.0                 100.0                 100.0
                                                 ---------------       ---------------       ---------------       ---------------
Cost of sales:
 Product                                                   118.8                  50.3                  81.4                  47.3
 Broadcast                                                   1.2                   6.8                   3.7                   5.8
 Service                                                    16.2                  10.4                  18.3                   9.1

  Total cost of sales                                      136.2                  67.5                 103.4                  62.3
                                                 ---------------       ---------------       ---------------       ---------------
Gross profit (loss)                                        (36.2)                 32.5                  (3.4)                 37.7
                                                 ---------------       ---------------       ---------------       ---------------

Operating expenses:
 Research and development                                   26.6                  17.8                  26.2                  15.4
 Selling and marketing                                      15.9                  11.2                  14.9                   9.2
 General and administrative                                 59.8                   8.5                  37.2                   7.6
 Goodwill amortization                                       5.7                   3.6                   5.6                   2.4
 Acquired in-process
     research and development                                 --                    --                    --                  13.3
                                                 ---------------       ---------------       ---------------       ---------------
 Total operating expenses                                  108.0                  41.1                  84.0                  47.9
                                                 ---------------       ---------------       ---------------       ---------------
 Income (loss) from operations                            (144.2)                 (8.6)                (87.4)                (10.2)
 Interest expense                                           (6.7)                 (3.2)                 (6.5)                 (3.1)
 Interest income                                                                   0.6                   0.5                   1.1
                                                 ---------------       ---------------       ---------------       ---------------
 Loss before income taxes                                 (150.8)                (11.1)                (93.3)                (12.1)
 Provision (benefit) for income taxes                        0.7                  (0.2)                  0.3                  (2.4)

 Loss before extraordinary item                           (151.5)                (10.9)                (93.6)                 (9.8)
 Extraordinary item: retirement of Notes
                                                              --                    --                   9.8                    --
                                                 ---------------       ---------------       ---------------       ---------------
 Net loss                                                 (151.5%)               (10.9%)               (83.7%)                (9.8%)
                                                 ===============       ===============       ===============       ===============


During 1997, the Tel-Link product line contributed approximately $154.9 million or 70.2% of the Company's total sales of approximately $220.7 million. During the first half of 1998, the Tel-Link product line contributed approximately $78.1 million or 67.3% of the Company's total sales of approximately $116.0 million. Tel-Link product line sales decreased by 1.9% from approximately $26.4 million in the second quarter of 1998 to approximately $25.9 million in the second quarter of 1999. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil, which began in Asia, and increased competition and downward pricing pressure.

     In August 1999, the Company announced that it had determined that CRC and Technosystem S.p.A were not a part of the Company's long-term strategic focus, and that accordingly it was evaluating alternatives for those two subsidiaries, including possible disposition.

Results of operations for the three and six months ended June 30, 1999 and 1998

  Sales.   Sales for the three months ended June 30, 1999 were approximately
$36.0 million, compared to $57.4 million for the same period in the prior year, a decrease of $21.4 million or 37.3% Sales for the six months ended June 30, 1999 and 1998 were approximately $73.2 million and $122.1 million, respectively,
a decrease of 36.9%.   The decrease was primarily due to the market slowdown for
the Company's Tel-Link product line. Sales for the Tel-Link product line for the three months ended June 30, 1999 and 1998 were approximately $25.9 million and $24.6 million, respectively. For the six months ended June 30, 1999 and 1998, sales for the Tel-Link product line were approximately $44.1 million and $60.5 million, respectively, a decrease of 27.1%. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil which began in the Pacific Rim countries, and increased competition and downward pricing pressure. Sales for the non-Tel-Link product lines for the three months ended June 30, 1999 and 1998 decreased approximately 67.9% from approximately $31.5 million in the three months ended June 30, 1998 to approximately $10.1 million for the three months ended June 30, 1999. Sales to new customers during second quarter of 1999 and for the first six months of 1999 were less than 20% of total sales. For the corresponding periods in 1998, sales to new customers were less than 10% of total sales. For the three months ended June 30, 1999, four customers accounted for 52.1% of the sales of the Company. For the three months ended June 30,1998, one customer accounted for 66.4% of the sales of the Company. For the six months ended June 30, 1999, two customers accounted for 41.2% of the sales of the Company. For the six months ended June 30, 1998, four customers accounted for 36.1% of the sales of the Company.

  Product sales for the three months ended June 30, 1999 were approximately $26.5 million or 73.5% of total sales, broadcast sales were approximately $0.6 million or 1.7% of total sales, and service sales were approximately $9.0 million or 24.8% of total sales. For the corresponding period in 1998, product sales were $41.5 million or 72.3% of total sales, broadcast sales were $7.0 million or 12.2% of total sales, and service sales were $8.9 million or 15.5% of total sales.

  Product sales for the six months ended June 30, 1999 were approximately $50.0 million or 68.3% of total sales, broadcast sales were approximately $3.9 million or 5.3% of total sales, and service sales were approximately $19.3 million or 26.4% of total sales. For the corresponding period in 1998, product sales were $87.6 million or 75.5% of total sales, broadcast sales were $12.3 million or 10.6% of total sales, and service sales were $16.1 million or 13.9% of total sales.

  For the three and six month periods ended June 30, 1999, the decrease in product sales was primarily due to lower demand due in part to the economic turmoil in the Pacific Rim countries, and a general slowdown in the telecommunication equipment industry, which resulted in declining prices and surplus capacity. The decrease in broadcast sales is due to the existing and potential customers being located in emerging markets with struggling economies combined with an unwillingness by customers to commit to a long-term investment in analog equipment when digital systems are on the verge of becoming available in may markets. The increase in service sales was primarily due to increased presence in international markets through acquisitions in the United Kingdom and Italy and from introductions to new customers by the sales force, which offset the effect of the industry-wide slowdown.

  Historically, the Company has generated a majority of its sales outside of the United States. For the three months ended June 30, 1999, the Company generated approximately $8.8 million or 24.0% of its sales in the U.S. and approximately $27.3 million or 76.0% internationally. For the three months ended June 30, 1998, the Company generated approximately $24.4 million or 43% of its sales in the U.S. and approximately $33.0 million or 57% internationally. For the six months ended June 30, 1999, the Company generated approximately $20.3 million or 28.0% of its sales in the U.S. and approximately $52.8 million or 72.0% internationally. For the six months ended June 30, 1998, the Company generated approximately $34.4 million or 30% of its sales in the U.S. and approximately $81.7 million or 70% internationally. Many of the Company's largest customers use the Company's products and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and the amounts purchased depend on the phase of the rollout in a geographic area or a market. Consequently, the customer may have different purchasing requirements from quarter to quarter, and may continue to vary the amount purchased from the Company accordingly.

  The Company acquired the assets of the Cylink Wireless Group on March 28, 1998 and April 1, 1998. Sales for the Cylink Wireless Group for the second quarter of 1999 and 1998 were $3.3 million and $8.7 million, respectively. Sales for the Cylink Wireless Group in the first two quarters of 1998 were approximately $10.7 million, as compared with approximately $ 6.5 million during the first two quarters of 1999. The decline in Cylink Wireless Group's sales is attributed primarily to saturation of the airwaves by spectrally inefficient radios. Customers are now looking to replace the higher capacity models. As such, the decline is the result of the Cylink Wireless Group offering these older generation products combined with the Company's decision to divert resources to complete research and development on new generation products. As discussed more fully in this Quarterly Report on Form 10-Q under "In-Process Research and Development", several research projects acquired in the Cylink Wireless Group acquisition have been delayed as the Company focused available resources on commercializing the broadband point-to-multipoint project. Once the broadband point-to-multipoint project is completed, the Company will reprioritize its delayed research and development projects, including those projects acquired in the Cylink Wireless Group acquisition. However, sales for the Cylink Wireless
Group are not expected to rebound until the year 2000.   There can be no
assurance that sales for the Cylink Wireless Group will ever rebound.

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

  Gross Profit.   For the three months ended June 30, 1999 and 1998, gross
profit (loss) was approximately $(13.0) million, or (36.2)% of sales, and approximately $18.7 million, or 32.5% of sales, respectively. For the six months ended June 30, 1999 and 1998, gross profit (loss) was approximately $(2.5) million or (3.4)% of net sales, and approximately $43.8 million, or 37.7% of net sales, respectively. The decline in gross margin in the second quarter of 1999 compared to the corresponding period in 1998 was primarily due to additional provisions for inventory-related issues and other non-recurring costs of approximately $21.4 million. In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry which required a review of the Company's inventory on hand and on order resulted in an increase in inventory and other related reserves of approximately $21.4 million.

  The inventory reserves included a reserve for excess and obsolete inventory of approximately $15.4 million to finished goods in the Company's Tel-Link product line. The Company's Air-Link product line did not require an increase in reserves as there is less inventory on hand for this product line.
Additionally, the Air-Link product line typically has higher gross margins, which has allowed excess inventory build up. The Company makes no distinction or categorization between excess and obsolete inventory at this time.

  The Company's inventory levels were driven based upon forecasted sales expectations worldwide. Included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. The Company believes that in some cases it can be less expensive to rework semi-custom finished goods, than purchasing new parts and it can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of the inventory by the Company's suppliers.Additionally, the Company incurred a purchase commitment loss for non-cancelable excess inventory purchase commitments of approximately $6.0 million which was charged to accrued liabilities. This purchase commitment loss also is related to the Company's Tel-Link product line. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

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

  For the second quarter of 1999 and 1998, product gross profit (loss) as a percentage of product sales was approximately (61.6)% and 30.4%, respectively. Approximately eighty-one percentage points of the ninety-two percentage point decrease in product gross profit was due to the additional provisions for inventory related issues and other non-recurring costs of approximately $21.4 million discussed above. The remaining decrease was due to manufacturing variances and declining average selling prices for the industry sector which generated lower margins. Broadcast gross profit as a percentage of broadcast sales was approximately 25.0% and 44.4% for the second quarter of 1999 and 1998, respectively. The decrease in broadcast gross profit percentage is due to declining average selling prices and lower sales volumes. Service gross profit as a percentage of service sales was approximately 34.9% and 33.2% for the second quarter of 1999 and 1998, respectively. The increase in service gross profit percentage was due to changes in the services provided related to changes in the customer mix.

  The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company is also implementing other cost reduction programs in an effort to re-size its manufacturing capacity to better match current demand for the Company's products. For example, the results of operations for the second quarter of 1999 include charges related to the consolidation from three to two facilities in Campbell, CA. Since the abandoned facility primarily was used for manufacturing activities, the Company's overhead structure will be reduced by over $0.2 million per quarter in future quarters. Furthermore, the Company initiated a program in the third quarter of 1999 to dispose of excess manufacturing and test equipment. The goal is to reduce manufacturing overhead by disposing of this equipment at aggregate net book value. The Company reserved approximately $3.0 million for this program; however, it is possible that additional reserve is required but not estimable at this time. Additionally, the Company reserved approximately $6.0 million for another program to renegotiate prices and delivery schedules with key suppliers for purchased parts and components. There can be no assurance that the Company's ongoing or future programs can be accomplished or that they will increase gross profits.

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

  For the three months ended June 30, 1999 and 1998, research and development expenses were approximately $9.6 million and $10.2 million, respectively. As a percentage of sales, research and development expenses increased from 17.8% in the three months ended June 30, 1998 to 26.6% in the corresponding period in 1999. The percentage increase in research and development expenses during the three months ended June 30, 1999 as compared to the corresponding period in 1998 was primarily due to the Company's sales decline and the significant investment in engineering efforts to develop a new point-to-multipoint product.

  For the six months ended June 30, 1999 and 1998 research and development expenses were approximately $19.2 million and $17.9 million, respectively. As a percentage of sales, research and development expenses increased from 15.4% in the six months ended June 30, 1998 to 26.2% in the corresponding period in 1999. The increase in research and development during the six months ended June 30, 1999, as compared to the corresponding period in 1998 was due primarily to the Company's sales decline and the significant investment in research and development to support product development and services, including the costs associated with new product development due to the acquisition of the Cylink Wireless Group in March 1998, and the Company's engineering efforts to develop a point-to-multipoint product.

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

  Selling and Marketing. Expenses consist of salaries, investments in international operations, sales commissions, travel expenses, customer service and support expenses, and costs related to advertising and trade shows. For the three months ended June 30, 1999 and 1998, selling and marketing expenses were approximately $5.7 million and $6.4 million, respectively. As a percentage of sales, selling and marketing expenses increased from 11.2% in the three months ended June 30, 1998 to 15.9% in the corresponding period in 1999. The increase in selling and marketing expenses as a percentage of sales was primarily due to the lower level of sales in the second quarter of 1999 compared to the corresponding period in 1998.

  Selling and marketing expenses for the six months ended June 30, 1999 and 1998 were approximately $10.9 million and $10.7 million, respectively. As a percentage of sales, selling and marketing expenses increased from 9.2% in the six months ended June 30, 1998 to 14.9% in the corresponding period in 1999. The increase in selling and marketing expenses as a percentage of sales was primarily due to the lower level of sales in the first half of 1999, and the expansion and start-up of the Company's international sales organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico. During July 1999, as part of a cost reduction program, the Company closed its sales offices in the United Arab Emirates and Mexico.

  General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services. For the three months ended June 30, 1999 and 1998, general and administrative expenses were $21.6 million and $4.9 million, respectively. As a percentage of sales, general and administrative expenses increased from 8.5% in the three months ended June 30, 1998 to 59.8% in the corresponding period in 1999. This increase in general and administrative expense was due primarily to a charge for accounts receivable write-offs and reserves of $11.8 million in the second quarter of 1999. This amount was determined after a customer-by-customer review of all accounts more than 30 days past allowed terms. All of the accounts written-off or reserved were in the Company's Product Business Segment and a single South African customer's inability to pay Accounted for more than half of the increase during the quarter. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate. The Company will continue to pursue collection efforts with all of the reserved accounts and is attempting to recover its inventory from the South African customer.

  Additionally, the Company combined its three Campbell, CA locations, which resulted in the abandonment of one of its leased facilities in Campbell, CA, incurring charges of approximately $3.3 million in the second quarter of 1999. Some of the employees were transferred to other business units while 30 others were laid off. Each functional vice president submitted a list of the eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared. These layoffs affected most business functions and job classes. As a result of the facilities closure, certain fixed assets became idle, and leased buildings were abandoned. Approximately $3.0 million of the charge comprises the write-off of the remaining book value of fixed assets that became idle and were not recoverable, and lease termination payments associated with abandoned leased facilities. This amount does not include any expenses, such as moving expenses or lease payments, that will benefit future operations. Additionally, the charge includes approximately $0.3 million for severance costs. In addition, the Company sold the sales office located in the Dubai, United Arab Emirates. All employees were given severance pay.

  Additionally, the increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in the three months ended June 30, 1999 compared to the corresponding period in 1998.

  General and administrative expenses for the six months ended June 30, 1999 and 1998 were approximately $27.3 million and $8.8 million, respectively. As a percentage of sales, general and administrative expenses increased from 7.6% in the six months ended June 30, 1998 to 37.2% in the corresponding period in 1999. This increase in general and administrative expense was due primarily to the charge for accounts receivable write-offs and reserves and the Campbell, California facilities consolidation in the second quarter of 1999.
Additionally, the increase in general and administrative expenses as a percentage of sales was due in part to a lower level of sales in the six months ended June 30, 1999 compared to the corresponding period in 1998, increased staffing and other costs resulting from the Company's international expansion, primarily in its services segment, and the acquisition of the Cylink Wireless Group in March of 1998. Though the Company is taking measures to reduce expenses where appropriate, the Company expects to continue to incur additional significant ongoing expenses as a publicly owned company relating to legal, accounting and other administrative services and expenses, including its class action litigation. The Company expects general and administrative expenses to increase in absolute dollars in 1999 as compared to 1998.

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

  The Company generated interest income of $0.1 million during the three-month period ended June 30, 1999 compared to $0.4 million during the corresponding period in 1998. The Company generated interest income of $0.4 million during the six-month period ended June 30, 1999 compared to $1.3 million during the corresponding period in 1998. Interest income consisted primarily of interest generated from the Company's cash in its interest bearing bank accounts. Other income and expense consist primarily of translation gains and losses relating to the financial statements of the Company's international subsidiaries, and trade discounts taken.

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

Conversion of Preferred Stock. In June 1999, the Company exchanged all 15,000 shares of the Series B Convertible Preferred Stock (the "Series B") for 5,135,000 shares of mandatorily redeemable Common Stock. As a result of this exchange, the Company recorded a $10.2 million charge to loss attributable to Common Stockholders representing the difference between the book value of the Series B and the market value of the mandatorily redeemable common stock net of incurred premiums and penalties relating to the non-registration of the Series
B. Upon the occurrence of certain events outside the Company's control, each share of Common Stock was redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B as of the date of exchange.

  This resulted in a $12.2 million charge to stockholders' equity in the second quarter, increasing the loss applicable to holders' Common Stock when computing earnings per share by $0.24 per diluted share.


LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $14.5 million to finance operating activities during the six months ended June 30, 1999, primarily due to the net loss (excluding an extraordinary gain on the retirement of Notes of $7.3 million) of $68.6 million. This net loss included non-cash charges for depreciation, amortization, loss on disposals of assets restructuring changes, inventory change and accounts receivable change of $8.2 million, $4.1 million, $2.5 million, $3.3 million, $?.8 million and $21.4 million respectively. The remaining uses of cash were due to the increase in inventory of $3.0 million, and the decrease in accounts payable of $8.8 million. These uses of cash were partially offset by a decrease in accounts receivable of $3.4 million, prepaid expenses and notes receivable of $4.2 million, and other assets of $1.1 million, and an increase in accrued employee benefits, and other accrued liabilities of $0.6 million and $5.2 million, respectively.

  The Company used approximately $3.9 million in investing activities during the six months ended June 30, 1999 to acquire capital equipment.

  The Company generated approximately $40.6 million in its financing activities during the six months ended June 30, 1999. The Company received $1.8 million from banking relationships, principally with the Company's subsidiaries in Italy, and approximately $39.1 million from the issuance of 10.1 million newly issued shares of the Company's Common Stock, net of issuance costs, which was sold to a group of institutional investors, and Common Stock issued pursuant to the Company's stock option and employee stock purchase plans. These proceeds were offset by payments of approximately $0.3 million for a sale lease-back transaction and the repayment of notes payable.

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

  The second quarter 1999 inventory write-down, accounts receivable write-offs and reserves, and operating losses adversely affected working capital. At June 30, 1999, the Company had working capital of approximately $56.4 million, compared to $79.0 million at December 31, 1998. In recent quarters, most of the Company's sales have been realized near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. In addition, the Company expects that its investments in accounts receivable and inventories will continue to be significant and will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject the Company to increased risks that have and could continue to materially adversely affect the Company's business prospects, financial condition and results of operations.

  The Company raised gross proceeds of $40.0 million from the private placement of 10,067,958 newly issued shares of Common Stock in June 1999 which were sold to seven institutional investors in June 1999 at a 7.5% discount of the average closing sale prices of Common Stock for the fifteen day period ended June 17, 1999. These gross proceeds benefited the Company's working capital and cash position as of June 30, 1999. As of June 30, 1999, the Company had approximately $47.6 million in cash and cash equivalents.

  In addition, the Company entered into a revolving line-of-credit agreement on May 15, 1998, which provided for borrowings of up to $50.0 million. At June 30, 1999, the Company had borrowed or had used as security for letters of credit, the entire amount available under the line-of-credit. In July 1999, the Company repaid $20.0 million of this indebtedness, reducing the principal balance to $30.0 million. The maximum revolving commitment, as amended, has been reduced to $30.0 million until maturity on January 15, 2000. Borrowings under the line are secured by all of the assets of the Company and its subsidiaries and bear interest at a fluctuating interest rate per annum that is 3% above Union Bank of California's announced commercial lending rate as in effect from time to time. This rate is subject to adjustment under certain circumstances as provided in the line-of-credit agreement. This interest rate may increase an additional 5% in the event any default has occurred and is continuing under the line of credit agreement. The agreement requires that the Company comply with certain financial covenants, which include maintaining (i) minimum tangible net worth,
(ii) minimum profitability, (iii) minimum consolidated EBITDA, (iv) maximum consolidated capital expenditures and (v) minimum ratio of consolidated quick assets to consolidated current liabilities. Amendments to the bank credit agreement have allowed the Company to remain in compliance with these covenants through June30, 1999. While the amendments to the covenants contained in the bank credit agreement have been structured based on the Company's business plan to permit the Company to continue to be in compliance with such covenants, should the Company not meet its business plan or should the Company not be able to raise adequate capital, it is possible that an event of default will occur under the line-of-credit agreement. If a default is declared by the lenders, cross defaults will be triggered on the Company's outstanding Notes and other debt instruments resulting in accelerated repayments of such debts.

  In addition to the revolving line of credit, the Company's foreign subsidiaries have lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. The Company guarantees a line-of-credit, which is used by Technosystem, S.p.A. At June 30, 1999 and December 31, 1998, $3.3 million and $3.5 million had been drawn down under these facilities.

  On June 4, 1999, the Company exchanged 5,134,795 shares of its Common Stock for all 15,000 shares of its outstanding Series B Convertible Preferred Stock pursuant to certain exchange agreements. Should certain events occur, the former holders of Series B Convertible Preferred Stock have the right under the exchange agreements to cause the Company to redeem the common stock issued in the exchange for a cash payment that is larger than the original issue price. The redemption price per share is equal to the higher of $4.00 or the highest closing bid price for our common stock during the period beginning on the date of the redemption notice and ending on the redemption date. If all the common stock issued in the exchange remains outstanding for redemption and applicable limits under our credit agreement and Section 160 of the Delaware General Corporation Law do not limit redemptions, the aggregate amount of redemption payments would be at leaset $20,539,180, but could be much higher if the market price of our stock significantly exceeds $4.00. Making redemption payments would divert funds away from, and thus adversely affect, the Company's business, financial condition and results of operations. Pursuant to the registration rights agreements, the Company is required to make cash payments to the exchange stockholders because their resale registration statement was not declared effective on or before July 19, 1999. As of July 19, 1999, the penalty amount was $405,000, of which $135,000 was paid in July 1999, and is continuing to accrue at a rate of $10,000 for each day after July 19, 1999. Previously, $14.4 million of Notes had been retired.

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

  At present, the Company is seeking alternative liquidity sources in view of the maturity of its line-of-credit on January 15, 2000 because its current lender has advised the Company that it does not wish to extend the line-of-credit agreement. Alternatives for liquidity sources may include borrowings from other financial institutions and additional capital infusions through the sale of stock, the licensing of technology or the divestiture of certain business units. The Company is pursuing the possibility of entering into a new line-of-credit agreement to replace the existing line of credit agreement prior to its expiration on January 15, 2000, and has recently opened negotiations with two separate banks in order to pursue this possibility. Given the Company's obligations to repay its bank and other debt obligations and its need for working capital to fulfill its business plan, the Company is seeking to sell Technosystem and CRC and may consider other dispositions, and/or raising additional equity capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

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

History of Losses

  From inception to June 30, 1999, the Company had generated an accumulated deficit of approximately $109.2 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $109.2 million at June 30, 1999 was due primarily to the net loss of $62.5 million in 1998, as well as a net loss of $54.6 million in the second quarter of 1999.

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

  From October 1993 through June 30, 1999, the Company generated sales of approximately $715.8 million, of which $260.9 million or 36.4% was generated in the eighteen months ended June 30, 1999. However, the Company does not believe such growth rates are indicative of future operating results. During the six months ended June 30, 1999, the Company experienced a significant decrease in sales. This decrease in revenue was principally the result of the market slowdown for the Company's Tel-Link product line and for the Company's industry segment in general, as a result of the economic turmoil which began in Asia. There can be no assurance that the Company's revenues will return to or increase from the levels experienced in 1997 or in the first half of 1998 or that sales will not decline. The Company's net sales for the second quarter of 1999 (which included sales from many recently acquired businesses) were approximately 37.2% less than its sales for the comparable period in 1998. The Company expects its sales in the near future to be significantly below recent comparable periods. In recent quarters, the Company has been experiencing higher than historical price declines. The decline in prices has had a significant downward impact on the Company's gross margin. The Company expects pricing pressures to continue for the next several quarters and also expects gross margins as a percentage of revenues to continue to be below comparable periods for the next several quarters.

  During 1997 and 1998, operating expenses increased more rapidly than the Company had anticipated, and these increases also contributed to net losses.

Customer Concentration

  For 1998 and the first and second quarters of 1999, approximately two hundred customers accounted for substantially all of the Company's sales, and one customer individually accounted for over 10% of the Company's 1998 sales. In the second quarter of 1999, the Company had two customers which each individually accounted for over 10% of the Company's sales. Sales to one customer accounted for approximately 24% and 26% of the

Company's sales in 1998 and the first two quarters of 1999, respectively. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Continental Europe. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis.

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

  In addition, certain components, subassemblies and services necessary for the manufacture of its systems are obtained from a sole supplier or a limited group of suppliers. In particular, Eltel Engineering S.r.L. and Associates, Xilinx, Inc. are sole source or limited source suppliers for critical components used in its radio systems.

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

Intensely Competitive Industry

  The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company is experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and broader telecommunications product lines, and include Adtran, Inc., Alcatel Network Systems, Bosch Telekom, Adaptive Broadband, Inc., Inc., Digital Microwave Corporation (which has recently acquired other competitors, including Innova International Corp. and MAS Technology, Ltd.), Ericsson Limited, Harris Corporation-Farinon Division, Larus Corporation, Lucent T.R.T., NEC, Nokia Telecommunications, Nortel/BNI, Philips T.R.T., SIAE, Siemens, Utilicom and Western Multiplex Corporation.

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