Form 10-Q
period 2000-03-31
P COM INC
filed 2000-05-15
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
---    EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000.

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to             .

                        Commission File Number: 0-25356
                                _______________
                                  P-Com, Inc.
             (Exact name of Registrant as specified in its charter)
                                _______________



            Delaware                                         77-028937
     (State or other jurisdiction of                  (IRS Employer Identification No.)
      incorporation or organization)

     3175 S. Winchester Boulevard,
       Campbell, California                                    95008
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

              Yes [X]   No [ ]

  As of May 8, 2000, there were 77,078,808 outstanding shares of the Registrant's Common Stock, par value $0.0001.

  This quarterly report on Form 10-Q consists of 23 pages of which this is page
1. The Exhibit Index appears on page 23.

                                  P-COM, INC.
                               TABLE OF CONTENTS


                                                                                       Page
PART I.         Financial Information                                                 Number
                ---------------------                                                 -----
   Item 1       Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of March 31, 2000
                and December 31, 1999..............................................        3

                Condensed Consolidated Statements of Operations for the three
                month periods ended March 31, 2000 and 1999........................        4

                Condensed Consolidated Statements of Cash Flows for the three month
                periods ended March 31, 2000 and 1999..............................        5

                Notes to Condensed Consolidated Financial Statements...............        6

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................       10

   Item 3       Quantative and Qualatative Disclosure about Market Risk............       14

PART II.        Other Information
                -----------------

   Item 1       Legal Proceedings..................................................       20

   Item 2       Changes in Securities..............................................       21

   Item 3       Defaults Upon Senior Securities....................................       21

   Item 4       Submission of Matters to a Vote of Security Holders................       21

   Item 5       Other Information..................................................       21

   Item 6       Exhibits and Reports on Form 8-K...................................       21

   Signatures   ...................................................................       22

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,       December 31,
                                                        2000              1999
                                                     (unaudited)
                                                     -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $   43,284       $   11,629
  Accounts receivable, net                               37,541           38,935
  Inventory                                              54,249           46,849
  Prepaid expenses and notes receivable                  10,263           15,987
  Net assets of discontinued operations                       -            3,151
                                                     ----------       ----------
    Total current assets                                145,337          116,551

Property and equipment, net                              33,603           36,626
Deferred income taxes                                     9,858            9,858
Goodwill and other assets                                45,035           50,605
                                                     ----------       ----------
                                                     $  233,833       $  213,640
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   35,708       $   34,275
  Accrued employee benefits                               2,856            2,894
  Other accrued liabilities                              14,916           15,841
  Deferred contract obligation                            8,000            8,000
  Notes payable                                          10,574           23,557
                                                     ----------       ----------
    Total current liabilities                            72,054           84,567
                                                     ----------       ----------

Other long-term liabilities                               2,443            3,542
                                                     ----------       ----------
Convertible Subordinated Notes                           29,299           36,316
                                                     ----------       ----------
Stockholders' equity:
  Common Stock                                               15                7
  Additional paid-in capital                            295,924          238,721
  Accumulated deficit                                  (164,875)        (148,973)
  Accumulated other comprehensive loss                   (1,027)            (540)
                                                     ----------       ----------
    Total stockholders' equity                          130,037           89,215
                                                     ----------       ----------
                                                     $  233,833       $  213,640
                                                     ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 P-COM, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)

                                                                   Three months ended March 31,
                                                                      2000              1999
                                                                   ----------        ----------
Sales:
  Product                                                          $   39,640        $   23,494
  Service                                                              11,415            10,414
                                                                   ----------        ----------
    Total sales                                                        51,055            33,908
                                                                   -----------       ----------
Cost of sales:
  Product                                                              30,055            16,781
  Service                                                               8,286             7,573
                                                                   ----------        ----------
    Total cost of sales                                                38,341            24,354
                                                                   -----------       ----------

Gross profit                                                           12,714             9,554
                                                                   ----------        ----------
Operating expenses:
  Research and development                                              6,398             9,037
  Selling and marketing                                                 3,100             4,522
  General and administrative                                            8,702             5,326
  Goodwill amortization                                                 1,612             1,775
                                                                   ----------        ----------
    Total operating expenses                                           19,812            20,660
                                                                   ----------        ----------
Loss from continuing operations                                        (7,098)          (11,106)
Interest expense                                                       (1,572)           (1,817)
Other income (expense), net                                            (4,838)             (163)
                                                                   ----------        ----------
Loss from continuing operations before income taxes
and extraordinary items                                               (13,508)          (13,086)
Provision for income taxes                                                283                 -
                                                                   ----------        ----------
Loss from continuing operations before extraordinary item             (13,791)          (13,086)
Loss on discontinued operations                                        (4,000)             (849)
Extraordinary item: retirement of Notes                                 1,890             7,284
                                                                   ----------        ----------
Net loss                                                           $  (15,901)       $   (6,651)
                                                                   ==========        ==========
Basic and diluted loss per share:
  Loss from continuing operations before extraordinary item        $    (0.18)       $    (0.27)
  Discontinued operations                                               (0.05)            (0.02)
  Extraordinary item                                                     0.02              0.15
                                                                   ----------        ----------
  Net loss                                                         $    (0.21)       $    (0.14)
                                                                   ==========        ==========
Shares used in per share computation:
  Basic and diluted                                                    77,302            48,198
                                                                   ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                   Three months ended March 31,
                                                                       2000             1999
                                                                       ----             ----
Cash flows from operating activities:
  Net loss                                                       $   (15,901)      $     (6,651)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
Depreciation                                                           2,755              4,201
Amortization of goodwill                                               1,564              2,054
Loss on disposal of property and equipment                             1,074                  -
Gain on exchange of convertible notes                                 (1,890)            (7,284)
Loss on sale of subsidiary                                             3,510                  -
Loss on disposal of discontinued operations                            4,000                  -
   Amortization of stock warrants                                        476                  -

  Change in assets and liabilities:
Accounts receivable                                                      (75)             6,680
Inventory                                                             (8,684)             3,579
Prepaid expenses and notes receivable                                  5,164              2,559
Goodwill and other assets                                              1,194             (1,467)
Accounts payable                                                       4,478             (9,050)
Accrued employee benefits                                                433                434
Other accrued liabilities                                               (775)            (2,255)
                                                                 -----------       ------------
Net cash used in operating activities                                 (2,677)            (7,200)
                                                                 -----------       ------------
Cash flows from investing activities:
Acquisition of property and equipment                                 (2,819)            (1,268)
Cash paid on disposal of discontinued operations                      (2,000)                 -
Proceeds from sale of subsidiary                                       1,035                  -
                                                                 -----------       ------------
Net cash used in investing activities                                 (3,784)            (1,268)
                                                                 -----------       ------------
Cash flows from financing activities:
Payments under capital lease obligation                                  (82)              (137)
Payments of notes payable                                            (11,557)               (35)
Proceeds from the issuance of common stock, net of expenses           43,776                112
Proceeds from exercise of stock options                                6,406                  -
Proceeds from long-term obligations                                       60              1,292
                                                                 -----------       ------------
Net cash provided by financing activities                             38,603              1,232
                                                                 -----------       ------------
Effect of exchange rate changes on cash                                 (487)            (1,121)
                                                                 -----------       ------------
Net increase (decrease) in cash and cash equivalents                  31,655             (8,357)
Cash and cash equivalents at the beginning of the period              11,629             29,241
                                                                 -----------       ------------
Cash and cash equivalents at the end of the period               $    43,284       $     20,884
                                                                 ===========       ============

Supplemental cash flow disclosures:
Cash paid for income taxes                                       $       283       $        330
                                                                 ===========       ============
Cash paid for interest                                           $       982       $      2,521
                                                                 ===========       ============
Exchange of Convertible Subordinated Notes for Common Stock      $     7,017       $     25,539
                                                                 ===========       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. These consolidated financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K (File No. 0-25356). Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

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


2.  RECLASSIFICATIONS

     The Company has reclassified certain amounts reported in the prior year's financial statements, including the reclassification of its Italian subsidiary, Technosystem S.p.A. as a discontinued operation, to conform with current year presentation.


3.  NET LOSS PER SHARE

  For purpose of computing basic and diluted loss per share, weighted average common share equivalents do not include stock options because the effect would be antidilutive. For the three month periods ended March 31, 2000 and 1999, options to purchase approximately 3,397,000 and 1,922,000 shares of Common Stock were excluded from the computation, respectively. For the three-month periods ended March 31, 2000 and 1999, the assumed conversion of the 4 1/4% Convertible Subordinated Notes into 1,173,000 and 2,472,000 shares of Common Stock, respectively, was not included in the computation of diluted net loss per share because the effect would be antidulutive.


4. RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company is currently evaluating the impact of SFAS No. 133 on its financial position and results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning April 1, 2000; however, earlier adoption is permitted. The Company has not yet determined the impact that adoption will have on the consolidated financial statements.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

5. CAPITAL STOCK

  In January 2000, the Company sold approximately 7,531,000 shares of common stock at a per share price of $5.71, for an aggregate purchase price of $43.8 million. The unregistered shares were priced at a 15% discount to the average closing sale prices of common stock for the 60 consecutive trading days prior to the signing of the agreement.

  In connection with a new loan agreement (see Note 6), the Company issued warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005.

6.  BORROWING ARRANGEMENTS

  The Company entered into a new loan agreement in January
2000 for $12 million. A portion of the proceeds of the new equity (see Note 5) and this debt financing was used to repay the company's outstanding indebtedness of approximately $27 million under its previous revolving line-of-credit agreement. The loan matures on January 31, 2001, subject to one-year renewals at the option of both parties. Borrowings under the line bear interest at the greater of prime rate plus 2% or 8% per annum. Borrowings under the loan agreement are secured by the Company's cash deposits, receivables, inventory, equipment, investment property and intangibles of the Company. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12 million. In connection with the loan agreement the Company issued warrants to purchase 200,000 shares of Common Stock and recorded a discount to amounts recorded under the loan agreement of approximately $2 million, which represents the estimated fair value of the warrants. Such discount is being amortized to interest expense over the initial term of the loan agreement. During the three-month period ended March 31, 2000, the Company recorded approximately $.5 million of interest expense related to these warrants.

7.  BALANCE SHEET COMPONENTS

    Inventory consists of the following (in thousands):

                                                                        March 31,              December 31,
                                                                          2000                     1999
                                                                       (unaudited)
                                                                    -----------------       ------------------
          Raw materials                                                 $  23,013               $  22,484
          Work-in-process                                                  18,079                  16,019
          Finished goods                                                   13,157                   8,346
                                                                    -----------------       ------------------
                                                                        $  54,249               $  46,849
                                                                    =================       ==================

8.  RESTRUCTURING AND OTHER CHARGES

    During 1999 and 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other charges of $36.5 million and $26.6 million were recorded in 1999 and 1998, respectively, relating to these initiatives.

    The accrued restructuring and other charges and amounts charged against the accrual as of March 31, 2000, are as follows (in thousands):

                              Beginning       Expenditures       Remaining
                               Accrual       and Write-offs       Accrual
                              ---------      --------------      ---------

Inventory reserves            $  16,180      $    1,156           $15,024
Non-cancellable purchase
 commitments reserve              2,947             157             2,794
                              ---------      --------------      ---------
Total inventory and other
 related charges                 19,127           1,309            17,818
Accounts receivable reserve       9,669           9,969                 -
                              ---------      --------------      ---------
Total accrued restructuring
 and other charges            $  28,796      $   10,978          $ 17,818
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

9.  COMPREHENSIVE LOSS

    Comprehensive loss is comprised of net income and the currency translation adjustment. Comprehensive loss was $(16.4) million and $(7.8) million for the three months ended March 31, 2000 and 1999, respectively.

10.  SEGMENT REPORTING

  For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131. The Company has determined that there are two reportable segments:
Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom and Italy, which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization primarily located in the United States and the United Kingdom, which provides comprehensive network services including system and program planning and management, path design, and installation for the wireless telecommunications market.

  The accounting policies of the operating segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Annual Report on Form 10-K. The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. Transactions between segments are accounted for at cost and are not included in sales. Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company's operations to similar operations of other companies may not be meaningful. The following tables show the operations of the Company's operating segments (in thousands):

                                                  For the Three Months
                                                     Ended March 31
                                                   2000          1999
                                                   ----          ----
Sales
  Product                                        $39,640        $ 23,494
  Service                                         11,415          10,414
                                                 -------        --------
  Total                                          $51,055        $ 33,908
                                                 =======        ========

Income (loss) from continuing operations
  Product                                        $(7,708)       $(11,613)
  Service                                            610             507
                                                 -------        --------
  Total                                          $(7,098)       $(11,106)
                                                 =======        ========

                                                March 31,     December 31,
                                                  2000            1999
                                                  ----            ----
Total Assets
  Product                                       $221,799       $191,606
  Service                                         12,034         22,034
                                                --------       --------
  Total                                         $233,833       $213,640
                                                ========       ========

     The breakdown of sales by geographic customer destination are as follows (in thousands):

                                                                              Three Months Ended
                                                                                   March 31,
                                                                            2000               1999
                                                                        -----------         -----------
           United States                                                $   18,022          $   10,792
           United Kingdom                                                   21,861              14,202
           Europe                                                            3,374               5,461
           Asia                                                              3,255                   -
           Other geographic region                                           4,543               3,453
                                                                        -----------         -----------
                                                                        $   51,055          $   33,908
                                                                        ===========         ===========

11. CONTINGENCIES


  The Company is a defendant in a consolidated class action lawsuit in which the plaintiffs are alleging various state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. While management believes the actions are without merit and intends to defend these actions vigorously, proceedings are at an early stage and the Company is unable to speculate on their ultimate outcome. However, the ultimate results could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

12. SUBSEQUENT EVENT

  In April 2000, the Company entered into a contract to sell its Central Resources Company subsidiary. The Company expects to realize an immaterial gain on the sale in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1999 Annual Report on Form 10-K, and other documents filed by the Company with the Securities and Exchange Commission.

Overview

  We supply equipment and services for access to worldwide telecommunications networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz broadband radio systems. We also provide software and related services for these products. Additionally, we provide program management, engineering, procurement, installation and maintenance elements of the telecommunications networks between central office and customer premise locations over physical and wireless facilities. Our Point-to-MultiPoint (PMP) radio system for use in the telecommunications industry reached the production stage and shipments resulted in production revenues beginning in the fourth quarter of 1999.

  In January 2000, we received approximately $43.8 million in net proceeds from a private placement of Common Stock. In addition, we entered into a new loan agreement for $12 million in January 2000. The loan matures on January 31, 2001, subject to annual renewals. Borrowings under the line are secured by our cash deposits, receivables, inventory, equipment, investment property and intangibles. The maximum borrowings under the agreement will be limited to 85% of eligible accounts receivable, not to exceed $12 million. We issued the lender warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005. We then used approximately $27 million of proceeds from the Common Stock offering and new bank loan to repay all outstanding borrowings under our previous bank line of credit.

  In February 2000, we completed the divestiture of Technosystems S.p.A. and Cemitel S.r.L, two of our Italian subsidiaries, resulting in additional losses for the first quarter 2000 of approximately $4.0 million and $3.5 million, respectively.

  The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                                      Three Months Ended
                                                                           March 31,
                                                               2000                       1999
                                                       -------------------        -------------------
Sales:
 Product                                                        77.6%                      69.3%
 Service                                                        22.4                       30.7
                                                       -------------------        -------------------
  Total sales                                                  100.0                      100.0
                                                       -------------------        -------------------
Cost of sales:
 Product                                                        58.8                       49.5
 Service                                                        16.3                       22.3
                                                       -------------------        -------------------
    Total cost of sales                                         75.1                       71.8
                                                       -------------------        -------------------
Gross profit                                                    24.9                       28.2
                                                       -------------------        -------------------
Operating expenses:
   Research and development                                     12.5                       26.7
   Selling and marketing                                         6.1                       13.3
   General and administrative                                   17.0                       15.7
   Goodwill amortization                                         3.2                        5.2
                                                       -------------------        -------------------
   Total operating expenses                                     38.8                       60.9
                                                       -------------------        -------------------
   Loss from continuing operations                             (13.9)                     (32.7)
   Interest expense                                             (3.1)                      (5.4)

   Other income (expense), net                                       (9.5)                      (0.5)
                                                            -------------------        -------------------
   Loss from continuing operations before income                    (26.5)                     (38.6)
      taxes and extraordinary items
   Provision for income taxes                                        (0.5)                         -
                                                            -------------------        -------------------
   Loss from continuing operations before                           (27.0)                     (38.6)
      extraordinary item


  Loss on discontinued operations                                    (7.8)                     (2.5)
  Extraordinary item: retirement of Notes                             3.7                      21.5
                                                            -------------------        -------------------
  Net loss                                                          (31.1%)                   (19.6 %)
                                                            ===================        ===================


Results of operations for the three months ended March 31, 2000 and 1999

  Sales.

  For the three months ended March 31, 2000, sales were approximately $51.1 million, compared to $33.9 million for the same period in the prior year. The 51% increase in sales was primarily due to ongoing recovery in P-Com core product sales in the wireless markets around the world, and shipments of the new Point-To-Multipoint systems.

  Product sales for the first quarter 2000 increased approximately $16.1 million or 68.7% compared to the first quarter 1999. Product sales represented approximately 77.6% and 69.3% of sales in the three months ended March 31, 2000 and 1999, respectively. Point to Point product sales increased by approximately $8.7 million or 50% from approximately $17.4 in the first quarter 1999 to approximately $26.1 million in the first quarter 2000 primarily due to an increase in sales volume. In addition, product sales from the recently released Tel-link Point to MultiPoint (PMP) product for the first quarter of 2000 were approximately $5.1 million, compared to none in the first quarter of 1999. Sales for other product lines for the three months ended March 31, 2000 and 1999 were approximately $8.4 million and $6.1 million, respectively.

  Service sales for the three months ended March 31, 2000 increased approximately $1.0 million or 9.6% from the same period in the prior year. Services sales represented 22.4% and 30.7% of total sales in the first quarter 2000 and 1999, respectively. The decrease in services sales as a percentage of total sales for the three months ended March 31, 2000 was primarily due to the sale of Cemitel and a change in our customer mix.

  During the three month period ended March 31, 2000 and 1999, two customers accounted for a total of 32.9% and 39.0% of our sales, respectively.

  Historically, we have generated a majority of our sales outside of the United States. During the three months ended March 31, 2000, we generated approximately 35.3% of our sales in the US and approximately 64.7% internationally. During the same period in 1999, we generated 31.8% of our sales in the US and 68.2% internationally. We expect to continue to generate a majority of our sales in international markets in the future.

  Many of our largest customers use our product and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from us accordingly.

  Gross Profit.   For the three months ended March 31, 2000 and 1999, gross
profits were $12.7 million and $9.6 million, respectively, or 24.9% and 28.2% of sales, respectively.

  For three months ended March 31, 2000 and 1999, product gross profit margins were 24.2% and 28.6%, respectively. The decrease in product gross profit percentage was due to several factors, including higher material costs for certain product components, start-up costs associated with the new PMP product line and other manufacturing variances.

   Service gross profits as a percentage of service sales were approximately 27.4% and 27.2% for the three months ended March 31, 2000 and 1999, respectively.

  Research and Development. For the three months ended March 31, 2000 and 1999, research and development expenses were approximately $6.4 million and $9.0 million, respectively. As a percentage of sales, research and development expenses decreased from 26.7% for the three months ended March 31, 1999 to 12.5% for the three months ended March 31, 2000. This decrease was primarily due to the completion of our PMP development project in the fourth quarter of 1999.

Selling and Marketing. For the three months ended March 31, 2000 and 1999, selling and marketing expenses were $3.1 million and $4.5 million, respectively. As a percentage of sales, selling and marketing expense decreased from $13.3% for the three months ended March 31, 1999 to 6.1% for the three months ended March 31, 2000. The decrease was primarily due to continuation of our cost reduction program implemented in 1999.

  General and Administrative. For the three months ended March 31, 2000 and 1999, general and administrative expenses were $8.7 million and $5.3 million, respectively. As a percentage of sales, general and administrative expenses increased from 15.7% to 17.0% for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily due to a $1.5 million write-off of uncollectible non-trade receivables in the three months ended March 31, 2000 as well as increased headcount and legal and accounting services.

  Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. For the three months ended March 31, 2000 and 1999, goodwill amortization was approximately $1.6 million and $1.8 million, respectively. The decrease in goodwill amortization in the three months ended March 31, 2000 as compared to the corresponding period in 1999 was due to the sale of Technosystems S.p.A. and Cemitel.

  The Company is currently evaluating and revising its business plan for the Cylink product line, and based on changes to the related expected revenue stream, an evaluation analysis of the recoverability of the goodwill related to this acquisition may be required. Should a determination be made which indicates that the goodwill balance is impaired, the Company may be required to expense the impaired portion during 2000.

  Interest Expense. For the three months ended March 31, 2000 and 1999, interest expense was $1.6 million and $1.8 million, respectively. The reduction in interest expense was primarily due to reduced amounts of bank debt and other long term debt.

  Other income (expense), net.

  For the three month period ended March 31, 2000 other income (expense), net, totaling $(4.8) million consisted primarily of a loss on the February 2000 sale of our Cemitel subsidiary.

  Sales contracts negotiated in foreign currencies have been primarily limited to British pound sterling contracts and Italian lira contracts, and any balance sheet impact to date due to currency fluctuations in British pound sterling or Italia Lira has been insignificant. We may in the future be exposed to the risk of foreign currency gains and losses depending upon the magnitude of a change in the value of a local currency in an international market.

  Discontinued operations. In August of 1999, the Company's Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the December 31, 1999 Consolidated Balance Sheet, "net assets of discontinued operation", and in the

"discontinued operations" line of the Condensed Consolidated Statements of Operations. The "net assets of discontinued operations" represented the assets to be sold offset by the liabilities to be assumed by the buyers of the business. In February 2000, we completed the disposal of Technosystem and recorded an additional loss of $4 million.

  Extraordinary Item. In January of 2000, we exchanged an aggregate of $7.0 million of our 4 1/4% Convertible Subordinated Notes (Notes) for an aggregate of 677,000 shares of newly issued Common Stock with a fair market value of $5.1 million. This transaction resulted in an extraordinary gain of $1.9 million. In the first quarter of 1999 we had a similar gain of $7.3 million from the exchange of shares for Notes. We do not anticipate any future exchanges.

  Provision (Benefit) for Income Taxes. The Company's effective tax rates for the three months ended March 31, 2000 and 1999 were (6.9%) and 0%, respectively. The provision for income taxes for the first quarter 2000 consists of estimated state and foreign taxes.


Liquidity And Capital Resources



  During the three-month period ended March 31, 2000, we used approximately $2.6 million of cash in operating activities, primarily due to the net loss of $15.9 million and the non-cash gain on exchange of Notes of $1.9 million offset by non-cash charges for the loss on disposal of subsidiaries and discontinued operations of $7.5 million. In addition, we experienced increases in operating cash flow from non-cash depreciation and amortization of $4.3 million, and an increase in accounts payable of $4.5 million and, a decrease in prepaid expenses of $5.2 million, offset by an increase in inventories of $8.7 million.

  During the three-month period ended March 31, 2000, we used approximately $3.8 million in investing activities primarily for the acquisition of property and equipment and the disposal of subsidiaries.

  During the three-month period ended March 31, 2000, we retired approximately $7.0 million of our 4 1/4% Convertible Subordinated Notes ("Notes") through the issuance of approximately 677,000 shares of Common Stock. This non-cash exchange resulted in an extraordinary gain of approximately $1.9 million.

  During three-month period ended March 31, 2000, we generated approximately $38.6 million from financing activities. We repaid approximately $27 million of borrowings under our bank line of credit and borrowed $12 million under a new loan agreement. The loan matures on January 31, 2001, subject to annual renewals. Borrowings under the line are secured by cash deposits, receivables, inventory, equipment, investment property and intangibles. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12 million. In addition we received approximately $43.8 million in net proceeds from a private placement of approximately 7.5 million shares of Common Stock in January 2000.

  At March 31, 2000, we had working capital of approximately $73.3 million. In recent years, we have realized most of our sales near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital.

  At March 31, 2000 our principal source of liquidity consisted of approximately $43.3 million of cash and cash equivalents. At December 31, 1999, we had approximately $11.6 million in cash and cash equivalents. As noted above, in January 2000 we retired approximately $7.0 million of Notes in exchange for newly issued Common Stock. This reduced the total outstanding principal amount of Notes to approximately $29.3 million.

  At present, we do not have any material commitments for capital equipment purchases. However, our future capital requirements will depend upon many factors, including the repayment of our debt, the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of our radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for our operations, the progress of our research and development efforts, expansion of our marketing and sales efforts, our results of operations and the status of competitive products. We believe that cash and cash equivalents on hand are adequate to fund our operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that we will not require additional financing prior to such date to fund our operations.

ITEM 3. QUANTITIVE AND QUALATATIVE DISCLOSURE ABOUT MARKET RISK

  For financial risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualatative Disclosures About Market Risk, in our Annual Report on
Form 10-K for the year ended December 31, 1999, as well as the risks detailed under the following heading, "Certain Factors Affecting the Company".

CERTAIN FACTORS AFFECTING THE COMPANY

We do not have the customer base or other resources of more established companies, which makes it more difficult for us to address challenges we may face

  We have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by older, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so from time to time we may face challenges in financing our continued operation. We may not be able to successfully address these risks, which would adversely affect our results of operations and, ultimately, our stock price.

We rely on our existing customers, and it will materially adversely affect our operating results and financial condition if they do not support us

  A substantial amount of our products and services are purchased by a limited number of customers, so the loss of a large customer would significantly affect our results of operations

  If any of our important customers significantly reduce their purchases from us, which has been the case during the last twelve months, then this may materially adversely affect the profitability of our business and our ability to remain in business. During the three month period ended March 31, 2000, we had two different customers that individually accounted for over 10% of our sales.

Our customers may cancel orders leaving us with unsaleable equipment or idle capacity

  Our customers often enter into purchase orders with us far in advance of manufacture of the equipment ordered. We have experienced several purchase order cancellations and deferrals. Historically, we have chosen not to harm our relationships with our customers by enforcing their obligations under purchase orders when the customer wishes to cancel an order. Cancellations of orders by customers may, depending upon the timing of the cancellation, leave us with unsaleable equipment or idle capacity, which would adversely affect our operating results and financial condition.

We may be unable to obtain additional capital needed to operate and grow our business, which could damage our financial condition and further erode our stock price

  Our future capital requirements will depend upon many factors, including development of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt could also severely limit our ability to raise additional financing. In addition, given recent trading prices for our common stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

  If adequate funds are not available, we may be required to restructure or refinance our debt or delay, scale back or eliminate our research and development, acquisition or manufacturing programs. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could materially adversely affect our business, operating results and financial condition and further erode our stock price.

We may be forced to incur costs to restructure our business to reduce our expenses, which could materially adversely affect our results of operations and stock price

  During the three month periods ended March 31, 2000 and 1999, we generated net losses of approximately $15.9 million and $6.7 million, respectively.

  During the three months ended March 31, 2000 gross margins were lower than anticipated and during 1999 operating expenses were higher than we had anticipated, which contributed to net losses. In response to market declines and poor performance in our sector generally and our lower than expected performance in 1998 and 1999, we introduced measures to reduce operating expenses. These measures included reductions in our workforce in 1998 and 1999. Additionally, management continues to evaluate market conditions to assess the need to take further action to more closely align our cost structure with anticipated revenues. Any subsequent actions could result in additional restructuring charges, reductions of inventory valuations and provisions for the impairment of long-lived assets, which could materially adversely affect our results of operations and stock price.

When our large fixed costs combine with significant fluctuations in our sales, large fluctuations in our results of operations may occur which could adversely affect our stock price

  A material portion of our expenses are fixed and difficult to reduce, which magnifies the effects of any revenue shortfall. In addition, to prepare for the future, we may continue to heavily invest resources in:

 .  our acquired and new businesses,
 . the development of new products and technologies, . the evaluation of these products, . expansion into new geographic markets, and . our plant and equipment, inventory, personnel and other items, in order to efficiently produce these products and to provide necessary marketing and administrative service and support.

  In addition to our fixed costs, our expenses will be increased by start-up costs associated with the initial production and installation of new products and technologies.

  We experience significant fluctuations in sales, gross margins and operating results. Our results of operations have also been and will continue to be influenced by competitive factors, including pricing, availability and demand for competitive products and services. These factors are difficult for us to forecast, and have materially adversely affected our results of operations and financial condition and may continue to do so. Because of our inability to predict customer orders, delays, deferrals and cancellations, we may not be able to achieve or maintain our current sales levels. We believe that period-to-period comparisons are thus not necessarily meaningful and should not be relied upon as indications of future performance. Because of all of the foregoing factors, in some future quarter or quarters, revenues may be lower than expected and our operating results and financial condition may be materially adversely affected. In addition, to the extent our results of operations are below those projected by public market analysts, the price of our common stock may be materially adversely affected.

We may be unable to become profitable if the selling prices of our products and services decline over time

  We believe that average selling prices and possibly gross margins for our systems and services will decline over time. If we are unable to offset declining average selling prices by comparable cost savings, our gross margins will decline, and our results or operations and financial condition would be adversely affected. Reasons for that decline in average selling prices include the maturation of our systems, the effect of volume price discounts in existing and future contracts and the intensification of competition. To offset declining average selling prices, we believe we must take a number of steps, including:

 .  successfully introducing and selling new systems on a timely basis;
 .  developing new products that incorporate advanced software and other features that can be sold at higher average selling prices; and . reducing the costs of our systems through contract manufacturing, design improvements and component cost reduction, among other actions.

   If we cannot develop new products in a timely manner, or if our new products fail to achieve customer acceptance or do not generate higher average selling prices, then we would be unable to offset declining average selling prices.

We depend on contract manufacturers and limited sources of supply and, if they fail us, production delays could damage our customer relationships

  Our internal manufacturing capacity is very limited, and certain components, subassemblies and services necessary for the manufacture and production of our systems are obtained from a sole supplier or a small group of suppliers. As a result, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. We have experienced problems in the timely delivery and quantity of products and certain components and subassemblies from vendors. We expect to rely increasingly on these contract manufacturers and outside vendors in the future, and they may prove undependable, stop doing business with us, or go out of business. Due to the complexity of our products, finding and educating additional or replacement vendors may be expensive and take considerable time. Our internal manufacturing capacity and that of our contract manufacturers may be insufficient to fulfill our orders, and we may be unable to obtain timely deliveries of components and subassemblies of acceptable quality. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and our business.

  If we are successful in growing our business, we may be unable to manage and integrate the expanded operations associated with revenue growth, which may increase costs and hurt profitability

  Our prior expansion has strained and continues to strain our management, financial resources, manufacturing capacity and other resources and has adversely affected our normal business operations. Our ability to manage any possible future growth may depend upon significant expansion of our manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, all of which would involve expenditures in advance of increased sales. In particular, if our business grows, we must successfully manage overhead expenses and inventories, develop, introduce and market new products, manage and train our employee base, integrate and coordinate our geographically and ethnically diverse workforce and the monitor third party manufacturers and suppliers. We have in the past and may continue to experience significant problems in these areas.

  If our business grows, any failure to efficiently coordinate and improve systems, procedures and controls, including improved inventory control and coordination with our subsidiaries, could cause continued inefficiencies, additional operational complexities and expenses, greater risk of billing delays, inventory write-downs and financial reporting difficulties. Those problems could impact our profitability and our ability to effectively manage our business.

  We may have difficulty integrating and managing the businesses we have acquired, which may increase our costs and divert resources from our business

  Since April 1996, we have acquired nine complementary companies and businesses, three of which we have since sold. We have encountered or expect to encounter the following problems relating to integration and management of these companies:

 . difficulty of combining operations and assimilating and retaining personnel of acquired companies;

 . inability of management to maximize financial and strategic position through integration of acquired businesses;

 . impairment of relationships with customers as a result of integration of new personnel; and

 . risks of entering markets in which we have no or limited direct prior experience.

  Overcoming existing and potential problems may entail increased costs, additional investment and diversion of management attention and other resources, or require divestment of one or more business units, which may adversely affect our business, financial condition and operating results. In this regard, we have recently divested three business units. Several of our acquisitions have not worked out as originally anticipated and, as a result, we have written off assets of several acquired companies.

  We may be unable to successfully acquire new businesses needed to effectively compete, or to make those businesses pay off once acquired which could impact our customer base or workforce and hurt our business
As part of our overall strategy, we plan to continue acquisitions of or investments in complementary companies, products or technologies and to continue entering into joint ventures and strategic alliances with other companies. We compete for acquisition and expansion opportunities against many entities that have substantially greater resources. Our success in future acquisition transactions may, therefore, be limited. We also may not be able to successfully identify suitable candidates, pay for or complete acquisitions, or expand into new markets. Once integrated, acquired businesses may not achieve levels of revenues, profitability, or productivity comparable to our existing business, or the stand alone acquired company, or otherwise perform as expected.

Accounting charges related to acquisitions may decrease future earnings

  Many business acquisitions must be accounted for as purchase business combinations for financial reporting purposes. Attractive acquisition candidates are high technology companies which tend to have small amounts of tangible assets and, as a result, our acquisition of such companies would result in significant goodwill. If acquired, these businesses would typically result in substantial future charges related to the amortization of that goodwill. All of our past acquisitions to date, except the acquisitions of Control Resources Corporation, RT Masts Limited and Telematics, Inc., have been accounted for as purchase business combinations, resulting in a significant amount of goodwill being amortized. Amortization expenses adversely affect our financial results.

If our results of operations are inadequate, we may have difficulty servicing our debt, which could cause a default and acceleration of repayment of our debts

  As of March 31, 2000, our total indebtedness including current liabilities was approximately $103.8 million and our stockholders' equity was approximately $130.0 million. Our ability to make scheduled payments of the principal and interest on our indebtedness will depend on our future performance, which is subject in part to economic, financial, competitive and other factors beyond our control. We may be unable to make payments on or restructure or refinance our debt in the future, if necessary, which could lead to a default under our credit agreement and note indenture.

Our customers may not pay us on time, leaving us short of funds needed to operate our business

  We may be unable to enforce a policy of receiving payment within a limited number of days of issuing bills. We have had difficulties in the past in receiving payment in accordance with our policies, particularly from customers in the early phases of business development which are awaiting financing to fund their expansion and from customers outside of the United States. Any inability to timely collect or sell our receivables could cause us to be short of cash to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

We may experience problems with product quality, performance and reliability, which may damage our customer relationships

  We have limited experience in producing and manufacturing systems and contracting for this manufacture. Our customers also require very demanding specifications for quality, performance and reliability. As a consequence, problems may occur with respect to the specifications for our systems or related software tools. If those problems occur, we could experience increased costs, delays, cancellations or reschedulings of orders or shipments, delays in collections of accounts receivable and product returns and discounts. In addition, the failure of any of our facilities to maintain or attain quality certification by the International Standards Organization could adversely affect our sales and sales growth. If any of these events occur, they might erode customer confidence and cause them to reduce their purchases from us.

The market for our products may not grow fast enough to support our level of investment, adversely affecting our results of operations

  Our future operating results depend upon the continued growth and increased availability and acceptance of advanced radio-based wireless telecommunications systems and services in the United States and internationally.

The volume and variety of and the markets for and acceptance of wireless telecommunications systems and services may not continue to grow as anticipated. Because these markets are relatively new, predicting which market segments will develop and at what rate they will grow is difficult. We have recently invested additional significant time and resources in the development of new products. If the market for these new products and the market for related services for our systems fail to grow, or grow more slowly than anticipated, revenue will also fail to grow, adversely affecting our results of operations.

We may be unable to compete successfully for customers with either competitors offering technologies similar to ours or with alternative technologies, which could adversely affect our business and results of operations

  Our wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We are experiencing intense competition worldwide from a number of leading telecommunications companies. Those companies offer a variety of competitive products and services and broader telecommunications product lines, which makes us more vulnerable to shifts in technology and customer preferences. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

  Two of our primary competitors are Ericsson and Digital Microwave. Ericsson is a formidable competitor for us because they provide both financing services and equipment they manufacture to customers as complete telecommunications solutions. Ericsson's combined financing and product approach insulates them from competition for sales of products because, in order for customers to obtain the financing, Ericsson requires them to purchase the product from Ericsson, which completely forecloses our opportunity to sell products to the customer. In contrast, Digital Microwave is a product manufacturer like we are, and competes directly against us for product sales to customers, which leads to downward pressure on prices we can charge for our products.

Failure to respond to rapid technological change or introduce new products in a timely manner may limit our revenue growth and adversely impact our results of operations

  Rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards characterize the communications market. Our ability to compete in this market will depend upon our successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. We have experienced and continue to experience delays in customer procurement and in completing development and introduction of new systems and related software tools, including products acquired in acquisitions. Moreover, we may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. Any inability to rapidly introduce, in a timely manner, new systems, enhancements or related software tools could have a material adverse effect on our results of operations and limit future growth.

We have extensive international operations, in more volatile markets than the United States, and changes in these markets may undermine our business there

  In doing business in international markets, we face economic, political, regulatory, logistical, legal, financial and business environments and foreign currency fluctuations that are more volatile than those commonly experienced in the United States. Most of our sales to date have been made to customers located outside of the United States. We anticipate that international sales will continue to account for a majority of our sales for the foreseeable future. Because of the more volatile nature of these markets, the basis for our business in these markets may be frequently jeopardized, materially and adversely affecting our operations in these countries and our overall results of operations and growth.

We are subject to extensive government regulation, which may change and harm our business

  We operate in a constantly changing regulatory environment. Radio communications are extensively regulated by the United States government, and we also are subject to foreign laws and international treaties. Our systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and permit interconnection of equipment. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting our development efforts and those of our customers. Many of our competitors have broader telecommunications product lines, which makes us more vulnerable than they are to regulatory changes that shift business from one product to another. As a result, those regulatory changes could make current systems obsolete, favor our competitors or increase competition. Any of those regulatory changes, including changes in the allocation of available spectrum or changes that require us to modify our systems and services, could prove costly and thus materially adversely affect our business and results of operations.

We are the subject of, and may be the subject of additional, class action lawsuits, which would divert significant resources away from our business

  We are a defendant in a consolidated class action lawsuit in state court. An unfavorable outcome could have a material adverse effect on our prospects and financial condition. Even if the litigation is resolved in our favor, the defense of that litigation will entail considerable cost and diversion of efforts of management.

We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services or preventing us from selling our products

  We rely on a combination of patents, trademarks, trade secrets, copyrights and other measures to protect our intellectual property rights. However, these measures may not provide adequate protection for our trade secrets or other proprietary information. Any of our patents could be invalidated, circumvented or challenged, or may not provide competitive advantages to us. In addition, foreign intellectual property laws may not adequately protect our intellectual property rights abroad. Any failure or inability to protect proprietary rights could have a material adverse effect on our competitive market position and business.

  Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of proprietary rights of others or to defend against claims of infringement. A variety of third parties have sent correspondence to the former owner of the Cylink Wireless Group in which they allege that the Cylink Wireless Group's products may be infringing their intellectual property rights. We acquired the Cylink Wireless Group in 1998. Therefore, any intellectual property litigation based upon those allegations could result in substantial costs and diversion of management attention and resources, and could prevent us from selling certain products or require us to license technology to continue selling those products. Licenses to any of that technology may not be available on acceptable terms or at all. If we are unable to sell those products or can do so only by incurring high licensing costs, our business, financial condition and results of operations would be materially adversely affected.

Our results may suffer if we are unable to attract and retain qualified management and technical personnel

  Our highly technical business depends upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. Competition for qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel is intense in our industry and geographic areas, and we may not be successful in attracting or retaining those personnel. We experience high employee turnover which is disruptive and could adversely impact our business. The loss, or failure to perform, of any key employee could materially adversely affect our customer relations and results of operations.

We may face other risks not described in the foregoing risk factors which may impair our business operations

  The risks and uncertainties described in the foregoing risk factors may not be the only ones facing us. Additional risks and uncertainties not presently known to us, or which we incorrectly do not currently understand to be material risks, may also impair our business operations. If any of the foregoing risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In this case, the trading price of our common stock could decline, and you may lose all or part of your investment.

PART II - OTHER INFORMATION
-----------------------------

  ITEM 1.  LEGAL PROCEEDINGS.

  There have been no material changes in the proceedings disclosed in our 1999 Form 10-K.

ITEM 2.   CHANGES IN SECURITIES.

          On January 13, 2000, we sold 7,530,642 shares of Common Stock to institutional investors for $43 million. There were no underwriters or commissions. We relied on Securities Act Section 4(2).

          On January 14, 2000, we issued warrants to our lending bank and its participating bank to purchase 200,000 shares of Common Stock at $5.71 per share. The warrants expire on January 31, 2005. There were no underwriters or commissions. We relied on Securities Act Section 4(2).

          On January 20, 2000 we issued warrants to Marshall Capital Management, Inc. to purchase 443,000 shares of Common Stock at $8.50 per share. The warrants expire on January 19, 2003. We issued these warrants pursuant to a Penalty Settlement Agreement dated November 16, 1999, and in reliance on Securities Act Section 4(2).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.
           3.2(1)        Restated Certificate of Incorporation filed on March 9,
                         1995.

           3.2A(1)       Certificate of Amendment of Restated Certificate of
                         Incorporation filed on June 16, 1997.

           3.2B(1)       Certificate of Designation for the Series A Junior
                         Participating Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

           3.2C(1)       Certificate of Designation of the Series A Junior
                         Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

           3.3(1)        Bylaws of the Company.

           4.2(1) Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust Company of
                         California, N.A., as Trustee.

           4.8(1)        Amended and Restated Rights Agreement, dated as of
                         December 21, 1998 between the Company and BankBoston,
                         N.A.

           4.9(1)        Amendment to Amended and Restated Rights Agreement.

           10.60(2)      Common Stock PIPES Purchase Agreement, dated January 6,
                         2000, by and among P-Com and several investors.

           10.61(2) Loan and Security Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

           10.62(2)      Warrant to Purchase Stock, dated January 14, 2000, to
                         Greyrock Capital.

           10.63(2) Registration Rights Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

           10.64(2) Antidilution Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

           10.65(2)      Warrant to Purchase Stock, dated January 14, 2000 to
                         Silicon Valley Bank.

           10.66(2) Registration Rights Agreements, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

           10.67(2) Antidilution Agreement, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

           10.74(3)      Stock Purchase Warrant between P-Com, Inc. and Marshall
                         Capital Management, Inc., dated January 20, 2000.

           10.75(3)      Promissory Note between P-Com, Inc. and Castle Creek
                         Technology Partners LLC, dated November 16, 1999.

           10.76(3)      Asset Purchase Agreement between Paradyne Networks,
                         Inc., P-Com, Inc., and Control Resources Corporation, dated April 5, 2000.

           10.77(3) Promissory note between James Sobezak and P-Com, Inc., dated May 3, 2000.

           10.78(3)      Agreement between Relocation, a California
                         Corporation and P-Com, Inc., dated November 8, 1999.

           27.1          Financial Data Schedule.

_____________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) Incorporated by reference to identically numbered exhibit to the Company's Current Report on Form 8-K dated January 25, 2000.

(3) Incorporated by reference to identically numbered exhibit to the Company's Amendment No. 7 to Form S-3 Registration Statement dated May 4, 2000.

      (b)  Reports on Form 8-K.

                Report on Form 8-K filed on January 25, 2000 with regard to an event of January 13, 2000: the Company's issuance of a press release announcing its sale of 7,530,642 shares of newly issued common stock to institutional investors for an aggregate of $43.0 million. Also, the Company announced a secured loan agreement with Greyrock Capital and the repayment in full of its line of credit with Union Bank of California, N.A. and Bank of America NT & SA, amounting to approximately $27.0 million.

                Report on Form 8-K filed on January 6, 2000 with regard to an event of December 27, 1999: the Company's issuance of a press release announcing its exchange on December 27, 1999 and January 4, 2000 of 3,136,485 shares of newly-issued Common Stock for $30,812,000 principal amount of 4 1/4% Convertible Subordinated Notes previously outstanding.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         P-COM, INC.



Date: May 15, 2000

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

Date: May 15, 2000
                                         By:  /s/ Robert E. Collins
                                              ---------------------
                                              Robert E. Collins
                                              Chief Financial Officer and Vice
                                              President, Finance and Administration
                                              (Principal Financial Officer)


EXHIBIT INDEX

     Exhibit No.
     -----------
        27.1        Financial Data Schedule.