Form 10-Q/A
period 1999-06-30
P COM INC
filed 2000-06-20
CIK 935493

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

                                  P-COM, INC.
                               TABLE OF CONTENTS



                                                                                      Page
PART I.       Financial Information                                                  Number
              ---------------------                                                  ------

  Item 1      Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 1999
              and December 31, 1998................................................       3

              Condensed Consolidated Statements of Operations for the three and six
              month periods ended June 30, 1999 and 1998...........................       4

              Condensed Consolidated Statements of Cash Flows for the six month
              periods ended June 30, 1999 and 1998.................................       6

              Notes to Condensed Consolidated Financial Statements.................       8

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................      16

  Item 3      Quantitative and Qualitative Disclosures About Market Risk...........      45


PART II.      Other Information
              -----------------

  Item 1      Legal Proceedings....................................................      47

  Item 2      Changes in Securities................................................      47

  Item 3      Defaults Upon Senior Securities......................................      47

  Item 4      Submission of Matters to a Vote of Security Holders..................      47

  Item 5      Other Information....................................................      47

  Item 6      Exhibits and Reports on Form 8-K.....................................      47

Signatures    .....................................................................      50


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                        June 30,                  December 31,
                                                                                          1999                        1998
                                                                                       (unaudited)                 (restated)
                                                                              --------------------------    ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $  47,601                  $ 29,241
  Accounts receivable, net of allowance of $7,495 and $4,600, respectively                        35,339                    51,392
  Inventory                                                                                       60,609                    79,026
  Prepaid expenses and notes receivable                                                           17,756                    21,949
                                                                              --------------------------    ----------------------
    Total current assets                                                                         161,305                   181,608

Property and equipment, net                                                                       45,382                    52,086
Deferred income taxes                                                                              9,678                     9,678
Goodwill and other assets                                                                         66,682                    71,845
                                                                              --------------------------    ----------------------
                                                                                               $ 283,047                  $315,217
                                                                              ==========================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $  30,865                  $ 39,618
  Accrued employee benefits                                                                        3,986                     3,345
  Other accrued liabilities                                                                       13,961                    10,318
  Deferred contract obligation                                                                     5,500                     3,000
  Notes payable                                                                                   49,800                    46,360
                                                                              --------------------------    ----------------------
    Total current liabilities                                                                    104,112                   102,641
                                                                              --------------------------    ----------------------

Other long-term liabilities.                                                                      11,071                    12,119
                                                                              --------------------------    ----------------------

Convertible subordinated notes                                                                    60,061                    85,650
                                                                              --------------------------    ----------------------

Series B Mandatorily Redeemable Convertible Preferred Stock                                            -                    13,559
                                                                              --------------------------    ----------------------

Mandatorily Redeemable Common Stock                                                               23,749                         -
                                                                              --------------------------    ----------------------

Mandatorily Redeemable Common Stock Warrants                                                       3,839                     1,839
                                                                              --------------------------    ----------------------

Commitment and contingent liabilities (note 1)
Stockholders' equity:
  Series A Preferred Stock                                                                             -                         -
  Common Stock                                                                                         6                         5
  Additional paid-in capital                                                                     190,416                   145,246
  Accumulated deficit                                                                           (107,190)                  (45,924)
  Accumulated other comprehensive income                                                          (3,017)                       82
                                                                              --------------------------    ----------------------
    Total stockholders' equity                                                                    80,215                    99,409
                                                                              --------------------------    ----------------------
                                                                                               $ 283,047                  $315,217
                                                                              ==========================    ======================

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)


                                                                 Three Months Ended June 30,             Six Months Ended June 30,
Sales:                                                               1999           1998                     1999             1998
                                                                 -----------    -------------             -----------   -----------
                                                                         (Restated)                               (Restated)
                                                                        (See Note 1)                             (See Note 1)
  Product                                                          $  26,489      $ 41,503                 $  49,984      $ 87,642
  Broadcast                                                              599         6,993                     3,879        12,275
  Service                                                              8,954         8,910                    19,368        16,126
                                                                 -----------    -------------             -----------   -----------
    Total sales                                                       36,042        57,406                    73,231       116,043
                                                                 -----------    -------------             -----------   -----------
Cost of sales:
  Product                                                             42,803        28,903                    59,585        54,865
  Broadcast                                                              449         3,885                     2,742         6,770
  Service                                                              5,825         5,952                    13,398        10,617
                                                                 -----------    -------------             -----------   -----------
    Total cost of sales                                               49,077        38,740                    75,725        72,252
                                                                 -----------    -------------             -----------   -----------

Gross profit (loss)                                                  (13,035)       18,666                    (2,494)       43,791
                                                                 -----------    -------------             -----------   -----------
Operating expenses:
  Research and development                                             9,579        10,192                    19,219        17,920
  Selling and marketing                                                5,745         6,438                    10,880        10,663
  General and administrative                                          21,576         4,871                    27,277         8,762
  Goodwill amortization                                                2,054         2,094                     4,108         2,792
  Acquired in-process research and development                             -             -                         -        15,442
                                                                 -----------    -------------             -----------   -----------
    Total operating expenses                                          38,954        23,595                    61,484        55,579
                                                                 -----------    -------------             -----------   -----------
Income (loss) from operations                                        (51,989)       (4,929)                  (63,978)      (11,788)
Interest expense                                                      (2,425)       (1,833)                   (4,743)       (3,599)
Other income (expense), net                                               51           391                       423         1,293
                                                                 -----------    -------------             -----------   -----------
Loss before income taxes and extraordinary item                      (54,363)       (6,371)                  (68,298)      (14,094)
Provision (benefit) for income taxes                                     252          (108)                      252        (2,734)
                                                                 -----------    -------------             -----------   -----------
Loss before extraordinary item                                       (54,615)       (6,263)                  (68,550)     (11,360)
Extraordinary item: gain on retirement of Notes                            -             -                     7,284            -
                                                                 -----------    -------------             -----------   -----------
Net loss                                                            $(54,615)      $(6,263)                 $(61,266)    $(11,360)
Charge related to conversion of Preferred Stock
   to Common Stock                                                   (12,190)            -                   (12,190)           -
                                                                 -----------    -------------             -----------   -----------
Net loss applicable to holders of Common Stock                      $(66,805)      $(6,263)                 $(73,456)    $(11,360)
                                                                 ===========    =============             ===========   ===========

Basic net loss applicable to Common Stock per share:
  Loss before extraordinary item                                      $(1.29)       $(0.14)                 $  (1.41)      $(0.26)
  Extraordinary item                                                       -             -                      0.15            -
                                                                 -----------    -------------             -----------   -----------
  Net loss                                                            $(1.29)       $(0.14)                 $  (1.26)      $(0.26)
                                                                 ===========    =============             ===========   ===========


Diluted net loss applicable to holders of Common Stockholders per share:
  Loss before extraordinary item                                      $(1.29)       $(0.14)                 $  (1.41)      $(0.26)
  Extraordinary item                                                       -             -                      0.15            -
                                                                 -----------    -------------             -----------   -----------
  Net loss                                                            $(1.29)       $(0.14)                 $  (1.26)      $(0.26)
                                                                 ===========    =============             ===========   ===========


Shares used in per share computations:
  Basic                                                               51,872        43,201                    48,584        43,077
                                                                 ===========    =============             ===========   ===========

  Diluted                                                             51,872        43,201                    48,584        43,077
                                                                 ===========    =============             ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                        Six Months Ended June 30,
                                                                                         1999              1998
                                                                                      ----------        -----------
                                                                                      (Restated)         (Restated)
                                                                                     (See Note 1)       (See Note 1)
Net loss                                                                               $(61,266)          $(11,360)
Adjustments to reconcile net loss to net
  cash used in operating activities: - net of effect of acquisition
 Depreciation                                                                             8,202              5,793
 Amortization of goodwill - and other intangible assets                                   4,108              2,792
 Loss on sale of property and equipment                                                   2,507                  -
 Change in minority interest                                                                  -               (604)
 Deferred income taxes                                                                        -             (5,253)
 Restructuring charges                                                                    3,300                  -
 Inventory charges                                                                       11,800                  -
 Accounts receivable charge                                                              21,400                  -
 Acquired in-process research and development                                                 -             15,442
 Gain on exchange of notes                                                               (7,284)                 -

Change in assets and liabilities (net of acquisition balances):
 Accounts receivable                                                                      3,381            (13,974)
 Inventory                                                                               (2,960)           (15,506)
 Prepaid expenses  and notes receivable                                                   4,192             (8,353)
 Other assets                                                                             1,056             (1,495)
 Accounts payable                                                                        (8,753)           (11,828)
 Accrued employee benefits                                                                  641                235
 Deferred contract obligation                                                                 -              6,053
 Other accrued liabilities                                                                5,217               (648)
                                                                                      ----------        -----------
    Net cash used in operating activities                                               (14,459)           (38,706)
                                                                                      ----------        -----------
 Acquisition of property and equipment                                                   (3,910)           (18,887)
 Cash paid in business combinations, net of cash acquired                                     -            (49,478)
                                                                                      ----------        -----------
    Net cash used in investing activities                                                (3,910)           (68,365)
                                                                                      ----------        -----------
 Proceeds (Payments) of notes payable                                                       (35)            39,353
 Proceeds from the issuance of common stock, net of issuance costs                       39,107              3,513
 Proceeds from long-term debt                                                             1,778                  -
 Payments under capital lease obligation                                                   (258)                 -
                                                                                      ----------        -----------
    Net cash provided by financing activities                                            40,592             42,866
                                                                                      ----------        -----------
Effect of exchange rate changes on cash                                                  (3,863)             1,048
                                                                                      ----------        -----------
Net increase (decrease) in cash and cash equivalents                                     18,360            (63,157)
Cash and cash equivalents at the beginning of the period                                 29,241             88,145
                                                                                      ----------        -----------
Cash and cash equivalents at the end of the period                                     $ 47,601           $ 24,988
                                                                                     ==========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (In thousands, unaudited)

                                                                                    Six Months Ended June 30,
                                                                                        1999           1998
                                                                                    ----------    -----------
Cash paid for income taxes                                                             $   331         $1,902
                                                                                    ==========    ===========
Cash paid for interest                                                                 $ 4,804         $3,839
                                                                                    ==========    ===========
Promissory note issued in connection with the acquisition of Cylink,
net of amount withheld                                                                 $     -         $9,682
                                                                                    ==========    ===========
Exchange of Convertible Subordinated Notes for Common Stock                            $25,539         $    -
                                                                                    ==========    ===========
Equipment purchased under capital lease                                                $    95         $    -
                                                                                    ==========    ===========
Repricing of Warrants                                                                  $ 2,000         $    -
                                                                                    ==========    ===========

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

   The effect of this revision to previously reported condensed consolidated financial statements as of December 31, 1998 and for the six month period ended June 30, 1999 is as follows (in thousands except per share amounts, unaudited):


                               Three months ended        Six months ended         Three months ended          Six months ended
                                  June 30, 1999           June 30, 1999              June 30, 1998              June 30, 1998
Statements of Operations:          As Reported        As reported  Restated      As reported  Restated      As reported  Restated
                               ------------------     -----------  ---------     -----------  ---------     -----------  ---------
Revenue                             $ 36,042            $ 74,090   $ 73,231        $ 63,459   $ 57,406        $122,096   $116,043
Income (loss) from operatios        $(51,989)           $(65,119)  $(63,978)       $  1,965   $ (4,929)       $ (5,735)  $(11,788)
Net income (loss)                   $(54,615)           $(60,407)  $(61,266)       $    346   $ (6,263)       $ (5,307)  $(11,360)
Net loss per share
     Basic and diluted              $  (1.29)           $  (1.24)  $  (1.26)       $   0.01   $  (0.14)       $  (0.12)  $  (0.26)


                                                                   December 31, 1998
Balance Sheets:                                               As reported        Restated
                                                            ---------------   --------------
Other accrued liabilities                                          $ 10,318         $  9,459
Deferred contract obligation                                       $      -         $  3,000
Other long term liabilities                                        $  3,199         $ 12,199
Total liabilities                                                  $192,410         $200,410
Retained earnings (accumulated deficit)                            $(38,783)        $(45,924)
Total stockholder's equity                                         $106,550         $ 99,409

     Accounts receivable                                             50,533           51,392
     Total assets                                                   316,358          315,217

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

                                                    Three Months Ended                           Six Months Ended
                                                         June 30,                                    June 30,
                                              1999                     1998                  1999                 1998
                                          ---------------      -----------------      ---------------      ---------------
Net loss                                         $(54,615)               $(6,263)            $(61,266)            $(11,360)
Other comprehensive income (expense)               (1,978)                 1,231               (3,099)               1,048
                                          ---------------      -----------------      ---------------      ---------------
Total comprehensive income (loss)                $(56,593)               $(5,032)            $(64,365)            $(10,312)
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

6. BALANCE SHEET COMPONENTS

   Inventory consists of the following (in thousands):

                                           June 30,              December 31,
                                             1999                    1998
                                         (unaudited)
                                   --------------------      ------------------
Raw materials                                  $14,421                  $16,395
Work-in-process                                 22,828                   42,995
Finished goods                                  23,360                   19,636
                                   --------------------      ------------------
                                               $60,609                  $79,026
                                   ====================      ==================

  Property and equipment consist of the following (in thousands):

                                                                June 30,               December 31,
                                                                  1999                     1998
                                                               (unaudited)
                                                         --------------------      ------------------
Tooling and test equipment                                        $   51,800                $  52,718
Computer equipment                                                    10,357                    9,210
Furniture and fixtures                                                 6,873                    7,220
Land and buildings                                                     3,119                    3,506
Construction-in-process                                                4,249                    4,878
                                                         -------------------       ------------------
                                                                      76,398                   77,532
Less - accumulated depreciation and amortization                     (31,016)                 (25,446)
                                                         -------------------       ------------------
                                                                  $   45,382                $  52,086
                                                         ===================       ==================

7.   RESTRUCTURING AND OTHER UNUSUAL CHARGES


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

The Company determined that accounts receivable write-offs and reserves, totaling $11.8 million, were necessary after a customer-by-customer review of all accounts more than 90 days outstanding. This charge is included general and administrative expenses. All of the accounts reserved or written-off were in the Product business segment and the majority of these accounts were for customers of the Company's Tel-Link product lines. For the six months ended June 30, 1999, sales of the Tel-Link product line totaled $260 million. These customers were located predominantly in the emerging markets of Africa and Asia, which experienced significant economic turmoil beginning in the third quarter of 1998. The write-off of a single customer receivable related to $11.6 million and 3.2 million in South Africa accounted for more than half of the charge in 1999. At June 30, 1999, the Company had accounts receivable of $11.6 million and $3.2 million related to Tel-Link product line sales to customers in South Africa and Asia, respectively. The Company will continue to pursue collection efforts with all of the reserved accounts and is attempting to recover its inventory from the South African customer. The Company recognizes revenue upon shipment of the product provided no significant obligations remain and collectibility is probable. The Company subsequently continues to monitor the collectibility of accounts receivable and provides an allowance for doubtful accounts when it determines that collectibility is in doubt.

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

The increase in inventory and related reserves totaled approximately $21.4 million and was charged to Product Cost of Sales. Of this total, approximately $15.4 million was required for excess and obsolete inventory primarily in the Company's Tel-Link product lines. Furthermore, the reserves were required primarily for excess and obsolete inventory based on our revised sales forecasts and product demand. As of June 30, 1999, the Company had net inventories of approximately $52 million related to the Tel-Link product line, which will continue to be the core product line. The Company makes no distinction between excess and obsolete inventory at this time. Also, included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographic regions. The Company believes that in some cases it can be less expensive to rework semi-custom finished goods than to purchase new parts and it can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of inventory by the Company's suppliers.

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

The accrued restructuring and other charges and amounts charged against the accrual as of June 30, 1999 are as follows (in thousands, unaudited):

                                                    Beginning                      Expenditures        Remaining
                                                     Accrual        Additions      and Write-offs       Accrual
                                                  -------------   -------------   ----------------   -------------
                                                                  C>              C>                 C>
Severance and benefits                                  $   596         $   300           $   (569)        $   327
Facility and fixed asset write-offs                         879           3,000               (551)          3,328
Goodwill impairment                                       2,884               -             (2,884)              -
                                                  -------------   -------------   ----------------   -------------
Total restructuring charges                               4,359           3,300             (4,004)          3,655
                                                  -------------   -------------   ----------------   -------------

Inventory reserve                                        16,922          15,400            (11,718)         20,604
Non-cancellable purchase commitments reserves                 -           6,000                  -           6,000
                                                  -------------   -------------   ----------------   -------------
Total inventory and other related charges                16,922          21,400            (11,718)         42,059
                                                  -------------   -------------   ----------------   -------------

Accounts receivable reserve                               5,386          11,800             (5,386)         11,800
                                                  -------------   -------------   ----------------   -------------
Total accrued restructuring and other charges           $26,667         $36,500           $(21,108)        $42,059
                                                  =============   =============   ================   =============


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

  The net loss in the second quarter of 1999 included unusual charges of $36.5 million which were related to the Company's Product Business Segment. The net loss in the first quarter of 1998 included acquired in-process research and development expenses of approximately $15.4 million related to the acquisition of the assets of the Cylink Wireless Group from Cylink Corporation. See further discussion in the analysis of results of operations.

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

  In the second quarter of 1999, the Company determined that there was a need to reevaluate the Company's sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during the second quarter of 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, and an increase to inventory reserves and related charges of approximately $21.4 million. The need for the decrease in the sales forecast was evidenced by the Company's sales trends for the first two quarters of 1999 which did not meet management's initial expectations for recovery and renewed growth throughout the telecommunications industry and is further evidenced by the modest growth in the revenues of several of the Company's competitors. See further discussion in the analysis of results of operations.

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

RESULT OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

  The following table sets forth items from the Consolidated Condensed Statement of Operations as a percentage of sales for the periods indicated.

                                                            Three Months Ended                           Six Months Ended
                                                                 June 30,                                    June 30,
                                                        1999                  1998                  1999                  1998
                                                 ---------------       ---------------       ---------------       ---------------
Sales:
 Product                                                    73.5%                 72.3%                 68.3%                 75.5%
 Broadcast                                                   1.7                  12.2                   5.3                  10.6
 Service                                                    24.8                  15.5                  26.4                  13.9
  Total sales                                              100.0                 100.0                 100.0                 100.0
                                                 ---------------       ---------------       ---------------       ---------------
Cost of sales:
 Product                                                   118.8                  50.3                  81.4                  47.3
 Broadcast                                                   1.2                   6.8                   3.7                   5.8
 Service                                                    16.2                  10.4                  18.3                   9.1

  Total cost of sales                                      136.2                  67.5                 103.4                  62.3
                                                 ---------------       ---------------       ---------------       ---------------
Gross profit (loss)                                        (36.2)                 32.5                  (3.4)                 37.7
                                                 ---------------       ---------------       ---------------       ---------------

Operating expenses:
 Research and development                                   26.6                  17.8                  26.2                  15.4
 Selling and marketing                                      15.9                  11.2                  14.9                   9.2
 General and administrative                                 59.8                   8.5                  37.2                   7.6
 Goodwill amortization                                       5.7                   3.6                   5.6                   2.4
 Acquired in-process
     research and development                                 --                    --                    --                  13.3
                                                 ---------------       ---------------       ---------------       ---------------
 Total operating expenses                                  108.0                  41.1                  84.0                  47.9
                                                 ---------------       ---------------       ---------------       ---------------
 Income (loss) from operations                            (144.2)                 (8.6)                (87.4)                (10.2)
 Interest expense                                           (6.7)                 (3.2)                 (6.5)                 (3.1)
 Interest income                                                                   0.6                   0.5                   1.1
                                                 ---------------       ---------------       ---------------       ---------------
 Loss before income taxes                                 (150.9)                (11.1)                (93.3)                (12.1)
 Provision (benefit) for income taxes                        0.7                  (0.2)                  0.3                  (2.4)

 Loss before extraordinary item                           (151.6)                (10.9)                (93.6)                 (9.8)
 Extraordinary item: retirement of Notes
                                                              --                    --                   9.8                    --
                                                 ---------------       ---------------       ---------------       ---------------
 Net loss                                                 (151.5%)               (10.9%)               (83.7%)                (9.8%)
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

  Sales.   Sales for the three months ended June 30, 1999 were approximately
$36.0 million, compared to $57.4 million for the same period in the prior year, a decrease of $21.4 million or 37.3% Sales for the six months ended June 30, 1999 and 1998 were approximately $73.2 million and $116 million, respectively,
a decrease of 37.1%.   The decrease was primarily due to the market slowdown for
the Company's Tel-Link product line. Sales for the Tel-Link product line for the three months ended June 30, 1999 and 1998 were approximately $25.9 million and $24.6 million, respectively. For the six months ended June 30, 1999 and 1998, sales for the Tel-Link product line were approximately $44.1 million and $60.5 million, respectively, a decrease of 27.1%. The slowdown in the market is attributable to the lower demand for the product due in part to the economic turmoil which began in the Pacific Rim countries, and increased competition and downward pricing pressure. Sales for the non-Tel-Link product lines for the three months ended June 30, 1999 and 1998 decreased approximately 67.9% from approximately $31.5 million in the three months ended June 30, 1998 to approximately $10.1 million for the three months ended June 30, 1999. Sales to new customers during second quarter of 1999 and for the first six months of 1999 were less than 20% of total sales. For the corresponding periods in 1998, sales to new customers were less than 10% of total sales. For the three months ended June 30, 1999, four customers accounted for 52.1% of the sales of the Company. For the three months ended June 30,1998, one customer accounted for 66.4% of the sales of the Company. For the six months ended June 30, 1999, two customers accounted for 41.2% of the sales of the Company. For the six months ended June 30, 1998, four customers accounted for 36.1% of the sales of the Company.

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

  The inventory reserve charges included a charge for excess and obsolete inventory of approximately $15.4 million to inventories in the Company's Tel-Link product line. The Company's Air-Link product line did not require a significant increase in reserves as there is less inventory on hand for this product line. The Company makes no distinction or categorization between excess and obsolete inventory at this time. The Company's inventory levels were driven based upon forecasted sales expectations worldwide. The subsequent downturn in the telecommunications industry resulted in decreased forecasted international sales to Europe, Africa and Asia.

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

  The Company has an ongoing program to reduce the costs of manufacturing its radio systems. As part of this program, the Company has been attempting to achieve cost reductions principally through engineering and manufacturing improvements, production economies and utilization of third party subcontractors for the manufacture of the Company's radio systems and certain components and subassemblies used in the systems. The Company is also implementing other cost reduction programs in an effort to re-size its manufacturing capacity to better match current demand for the Company's products. For example, the results of operations for the second quarter of 1999 include charges related to the consolidation from three to two facilities in Campbell, CA. Since the abandoned facility primarily was used for manufacturing activities, the Company's overhead structure will be reduced by over $0.2 million per quarter in future quarters. Furthermore, the Company initiated a program in the third quarter of 1999 to dispose of excess manufacturing and test equipment. The goal is to reduce manufacturing overhead by disposing of this equipment at aggregate net book value. The Company reserved approximately $3.0 million for this program; however, it is possible that additional reserve is required but not estimable at this time. Additionally, the Company reserved approximately $6.0 million for another program to renegotiate prices and delivery schedules with key suppliers for purchased parts and components. The Company believes that as of June 30, 199 it has reserved for all know material costs and expenses related to our cost reduction programs. There can be no assurance that the Company's ongoing or future programs can be accomplished, that they will increase gross profits or that will not be any future charges related to these programs.

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

  General and Administrative. Expenses consist primarily of salaries and other expenses for management, finance, accounting, legal and other professional services. For the three months ended June 30, 1999 and 1998, general and administrative expenses were $21.6 million and $4.9 million, respectively. As a percentage of sales, general and administrative expenses increased from 8.5% in the three months ended June 30, 1998 to 59.8% in the corresponding period in 1999. This increase in general and administrative expense was due primarily to a charge for accounts receivable write-offs and reserves of $11.8 million in the second quarter of 1999. This amount was determined after a customer-by-customer review of all accounts more than 90 days outstanding. All of the accounts written-off or reserved were in the Company's Product Business Segment and a single South African customer's inability to pay Accounted for more than half of the increase during the quarter. The Company's credit policy on customers both domestically and internationally requires letters of credit and down payments for those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments with the Company. The Company's credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates from the collections department to the sales force to senior management within the Company as needed. Outside collection agencies and legal resources are also utilized where appropriate. The Company will continue to pursue collection efforts with all of the reserved accounts and is attempting to recover its inventory from the South African customer.

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

  Restructuring and Other Unusual Charges. The net loss in the second quarter of 1999 included restructuring and unusual charges of $36.5 million which were related to the Company's Product Business Section. The Company had no charges related to restructuring and other unusual charges in the second quarter of 1998.

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

  The accrued restructuring and other charges and amounts charged against the accrual as of June 30, 1999 are as follows (in thousands, unaudited):

                                                    Beginning                      Expenditures        Remaining
                                                     Accrual        Additions      and Write-offs       Accrual
                                                  -------------   -------------   ----------------   -------------
                                                                  C>              C>                 C>
Severance and benefits                                  $   596         $   300           $   (569)        $   327
Facility and fixed asset write-offs                         879           3,000               (551)          3,328
Goodwill impairment                                       2,884               -             (2,884)              -
                                                  -------------   -------------   ----------------   -------------
Total restructuring charges                               4,359           3,300             (4,004)          3,655
                                                  -------------   -------------   ----------------   -------------

Inventory reserve                                        16,922          15,400            (11,718)         20,604
Non-cancellable                                               -           6,000                  -           6,000
                                                  -------------   -------------   ----------------   -------------
Total inventory and other related charges                16,922          21,400            (11,718)         26,604
                                                  -------------   -------------   ----------------   -------------

Accounts receivable reserve                               5,386          11,800             (5,386)         11,800
                                                  -------------   -------------   ----------------   -------------
Total accrued restructuring and other charges           $26,667         $36,500           $(21,108)        $42,059
                                                  =============   =============   ================   =============

  The Company determined that accounts receivable write-offs and reserves, totaling $11.8 million, were necessary after a customer-by-customer review of all accounts more than 90 days past stated payment terms. This charge is included general and administrative expenses. All of the accounts reserved or written-off were in the Product business segment and the majority of these accounts were for customers of the Company's Tel-Link product lines. These customers were located predominantly in the emerging markets of Africa and Asia, which experienced significant economic turmoil beginning in the third quarter of 1998. The write-off of a single customer receivable in South Africa accounted for more than half of the charge in 1999. The Company will continue to pursue collection efforts with all of the reserved accounts and is attempting to recover its inventory from the South African customer. The Company recognizes revenue upon shipment of the product provided no significant obligations remain and collectibility is probable. The Company subsequently continues to monitor the collectibility of accounts receivable and provides an allowance for doubtful accounts when it determines that collectibility is in doubt.

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

  The increase in inventory and related reserves totaled approximately $21.4 million and was charged to Product Cost of Sales. Of this total, approximately $15.4 million was required for excess and obsolete inventory primarily in the Company's Tel-Link product lines. Furthermore, the reserves were required primarily for excess and obsolete inventory based on our revised sales forecasts and product demand. As of June 30, 1999, the Company had net inventories of approximately $52 million related to the Tel-Link product line, which will continue to be the core product line. The Company makes no distinction between excess and obsolete inventory at this time. Also, included in the reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographic regions. The Company believes that in some cases it can be less expensive to rework semi-custom finished goods than to purchase new parts and it can reduce cash outlays for inventory and improve cash flows. The costs required to perform rework include costs for material, assembly, and re-testing of inventory by the Company's suppliers.

  In-Process Research and Development. The Company has had no expenses for acquired in-process research and development in 1999. The net loss in the first quarter of 1998 included acquired in-process research and development expenses of $15.4 million. On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable, of the Cylink Wireless Group. The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition with any excess recorded as goodwill. Results of operations for the Cylink Wireless Group have been included with those of the Company for periods subsequent to the date of acquisition.

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


LIQUIDITY AND CAPITAL RESOURCES

  The Company used approximately $14.5 million to finance operating activities during the six months ended June 30, 1999, primarily due to the net loss (excluding an extraordinary gain on the retirement of Notes of $7.3 million) of $68.6 million. This net loss included non-cash charges for depreciation, amortization, loss on disposals of assets restructuring changes, inventory change and accounts receivable change of $8.2 million, $4.1 million, $2.5 million, $3.3 million, $11.8 million and $21.4 million respectively. The remaining uses of cash were due to the increase in inventory of $3.0 million, and the decrease in accounts payable of $8.8 million. These uses of cash were partially offset by a decrease in accounts receivable of $3.4 million, prepaid expenses and notes receivable of $4.2 million, and other assets of $1.1 million, and an increase in accrued employee benefits, and other accrued liabilities of $0.6 million and $5.2 million, respectively.

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

  At June 30, 1999 and December 31, 1998, net accounts receivable were approximately $35.3 million and $51.3 million, respectively. This decrease in accounts receivable was due primarily to the charge for accounts receivable write-offs and reserves of $11.8 million in the second quarter of 1999. The need for these write-offs and reserves in the second quarter of 1999 was due primarily to the slower than expected recovery throughout the telecommunications industry, which required management to reevaluate the Company's ability to collect several past due accounts receivable balances from foreign customers. The Company has over 200 customers worldwide with business requirements ranging from a few thousand to millions of dollars annually. The Company's credit policy for both domestic and international customers requires letters of credit and down payments from those customers deemed to be a high risk and open credit for customers which are deemed credit worthy and have a history of timely payments to the Company. The Company's credit policy allows payment terms ranging from 30 to 90 days depending upon the customer and the cultural norms of the region. The Company's collection process escalates within the company from the collections department to the sales force to senior management as needed. Outside collection agencies and legal resources are also utilized where appropriate.

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

  The Company is seeking alternative liquidity sources in view of the maturity of its line-of-credit on January 15, 2000 because its current lender has advised the Company that it does not wish to extend the line-of-credit agreement. Alternatives for liquidity sources may include borrowingsfrom other financial institutions and additional capital infusions through the sale of stock,the licensing of technology or the divestiture of certain business units. The Company is pursuing the possibility of entering into a new line-of-credit agreement to replace the existing line of credit agreement prior to its expiration on January 15, 2000, and has recently opened negotiations with two separate banks in order to pursue this possibility. Given the Company's obligations to repay its bank and other debt obligations and its need for working capital to fulfill its business plan, the Company is seeking to sell Technosystem and CRC and may consider other dispositions, and/or raising additional equity capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

  The Company does not have any material commitments for capital equipment purchases. However, the Company's future capital requirements will depend upon many factors.

ITEM 3.  CERTAIN RISK FACTORS AFFECTING THE COMPANY


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

History of Losses

  From inception to June 30, 1999, the Company had generated an accumulated deficit of approximately $107.2 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $107.2 million at June 30, 1999 was due primarily to the net loss of $62.5 million in 1998, as well as a net loss of $54.6 million in the second quarter of 1999.

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



                                      P-COM, INC.




Date: June 19, 2000
                                      By:  /s/ George P. Roberts
                                           ---------------------
                                           George P. Roberts
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date: June 19, 2000
                                      By:  /s/ Robert E. Collins
                                           ---------------------
                                           Robert E. Collins
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration
                                           (Principal Financial Officer)

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