Form 10-Q
period 2000-06-30
P COM INC
filed 2000-08-14
CIK 935493

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


Commission file number: 0-25356

                                  P-COM, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                 77-0028937
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)



                         3175 S. Winchester Boulevard
                       Campbell, California              95008
              (Address of principal executive offices) (Zip Code)

                                (408) 866-3666
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes [X]        No  [ ]



As of August 4, 2000, there were 77,228,710 outstanding shares of the Registrant's Common Stock, par value $0.0001.

===============================================================================

This Quarterly Report on Form 10-Q consists of 28 pages of which this is Page 1. The Exhibit index appears on Page 28.

                                  P-COM, INC.

                                   FORM 10-Q

                                     INDEX

                        FOR QUARTER ENDED JUNE 30, 2000


                                                                                                             Page
                                                                                                             ----


                                          PART I - FINANCIAL INFORMATION
ITEM 1             Condensed Consolidated Financial Statements (unaudited)

                   Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31,
                   1999.........................................................................               3


                   Condensed Consolidated Statements Of Operations for the Three Months and Six
                   Months Ended June 30, 2000 and 1999..........................................               4


                   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                   June 30, 2000 and 1999.......................................................               5


                   Notes to Condensed Consolidated Financial Statements.........................               6

ITEM 2             Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...................................................................              12


ITEM 3             Quantitative and Qualitative Disclosures about Market Risk...................              25


                                            PART II - OTHER INFORMATION

ITEM 1             Legal Proceedings............................................................              26

ITEM 2             Changes in Securities........................................................              26

ITEM 3             Defaults Upon Senior Securities..............................................              26

ITEM 4             Submission of Matters to a Vote of Security Holders..........................              26

ITEM 5             Other Information............................................................              26

ITEM 6             Exhibits and Reports on Form 8-K.............................................              26

                   Signatures...................................................................              27

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,              December 31,
                                                                                  2000                   1999
                                                                                ---------              ---------
                                                                               (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents.........................................              $  18,282              $  11,629
 Accounts receivable, net..........................................                 45,375                 38,935
 Inventory.........................................................                 54,973                 46,849
 Prepaid expenses..................................................                 10,942                 15,987
 Notes receivable..................................................                  5,152                     --
 Net assets of discontinued operations.............................                     --                  3,151
                                                                                 ---------              ---------

  Total current assets.............................................                134,724                116,551

Property and equipment, net........................................                 28,227                 36,626
Deferred income taxes..............................................                     --                  9,858
Goodwill and other assets..........................................                 28,395                 50,605
                                                                                 ---------              ---------

                                                                                 $ 191,346              $ 213,640
                                                                                 =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable..................................................              $  40,825              $  34,275
 Accrued employee benefits.........................................                  2,354                  2,894
 Other accrued liabilities.........................................                 20,041                 15,841
 Deferred contract obligation......................................                  8,000                  8,000
 Notes payable.....................................................                 10,066                 23,557
                                                                                 ---------              ---------

  Total current liabilities........................................                 81,286                 84,567
                                                                                 ---------              ---------

Other long-term liabilities........................................                  1,911                  3,542
                                                                                 ---------              ---------
Convertible subordinated notes.....................................                 29,700                 36,316
                                                                                 ---------              ---------
 Contingencies (Note 13)

Stockholders' equity:
 Common Stock......................................................                      8                      7
 Additional paid-in capital........................................                296,752                238,721
 Accumulated deficit...............................................               (217,076)              (148,973)
 Accumulated other comprehensive (loss)............................                 (1,235)                  (540)
                                                                                 ---------              ---------

  Total stockholders' equity.......................................                 78,449                 89,215
                                                                                 ---------              ---------

                                                                                 $ 191,346              $ 213,640
                                                                                 =========              =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                           P-COM, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)
                                                            (Unaudited)

                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                              -----------------------------------   -----------------------------------
                                                         2000               1999               2000               1999
                                                         ----               ----               ----               ----

Sales:
 Product...................................          $ 36,839           $ 26,490           $ 76,479           $ 49,984
 Service...................................            11,994              8,954             23,409             19,368
                                                     --------           --------           --------           --------
  Total sales..............................            48,833             35,444             99,888             69,352
                                                     --------           --------           --------           --------

Cost of sales:
 Product...................................            49,332             42,804             79,387             59,585
 Service...................................             8,844              5,825             17,130             13,398
                                                     --------           --------           --------           --------
  Total cost of sales......................            58,176             48,629             96,517             72,983
                                                     --------           --------           --------           --------

Gross profit (loss)........................            (9,343)           (13,185)             3,371             (3,631)
                                                     --------           --------           --------           --------

Operating expenses:
Research and development...................             5,168              9,103             11,566             18,140
Selling and marketing......................             3,580              5,256              6,680              9,778
General and administrative.................             6,997              7,388             15,699             12,714
Goodwill amortization......................            16,564              1,775             18,176              3,551
Restructuring charges......................                --              3,285                 --              3,285
                                                     --------           --------           --------           --------

 Total operating expenses..................            32,309             26,807             52,121             47,468
                                                     --------           --------           --------           --------

Loss from continuing operations............           (41,652)           (39,992)           (48,750)           (51,099)
Interest expense...........................            (1,208)            (2,315)            (2,780)            (4,131)
Other income (expense), net................             1,467                111             (3,371)               (53)
                                                     --------           --------           --------           --------

Loss from continuing operations before
 income taxes and extraordinary items......           (41,393)           (42,196)           (54,901)           (55,283)

Provision for income taxes.................            10,809                252             11,092                252
                                                     --------           --------           --------           --------

Loss from continuing operations before
 extraordinary item........................           (52,202)           (42,448)           (65,993)           (55,535)

Loss on discontinued operations............                --            (12,167)            (4,000)           (13,014)
Extraordinary item: retirement of Notes....                --                 --              1,890              7,284
                                                     --------           --------           --------           --------

Net loss...................................           (52,202)           (54,615)           (68,103)           (61,265)
Charge related to conversion of Preferred
 Stock to Common Stock.....................          --------          ---------           --------           --------
                                                           --            (12,190)                --            (12,190)
                                                     --------          ---------           --------           --------
Net loss applicable to holders of Common
 Stock.....................................          --------           --------           --------           --------
                                                     $(52,202)          $(66,805)          $(68,103)          $(73,455)
                                                     ========           ========           ========           ========

Basic and diluted net loss attributable to
 holders of Common Stock per share:
 Loss from continuing operations before
  extraordinary item.......................            $(0.68)           $(0.82)             $(0.86)          $  (1.14)

 Discontinued operations...................                --             (0.23)              (0.05)             (0.27)
 Extraordinary item........................                --                --                0.02               0.15
 Conversion of Preferred Stock.............                --             (0.24)                 --              (0.25)
                                                     --------           --------           --------           --------

Net loss.................................              $(0.68)           $(1.29)             $(0.89)         $  (1.51)
                                                      ========           ========            ========        ========

Basic and diluted shares used in per share
 computations..............................
                                                       77,086             51,872             76,279            48,584
                                                     ========           ========           ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)



                                                                                     Six Months Ended June 30,
                                                                              -------------------------------------
                                                                                     2000                1999
                                                                                     ----                ----
Cash flow from operating activities:
Net loss ..................................................................        $(68,103)          $(61,265)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation ............................................................           6,011              8,202
  Amortization of goodwill ................................................           3,128              4,108
  Loss on disposal of property and equipment ..............................           2,924              2,507
  Compensation expense related to stock options ...........................             102                 --
  Valuation adjustment to deferred income taxes ..........................            9,858                 --
  Restructuring  & other charges ..........................................              --               3,300
  Inventory charges .......................................................          17,053              11,800
  Accounts receivable charges .............................................              --              21,400
  Accrued liabilities charges .............................................           4,318                  --
  Write off of goodwill ...................................................          15,000                  --
  Gain on exchange of convertible notes ...................................          (1,890)             (7,284)
  Loss on sale of subsidiaries ............................................           1,260                  --
  Loss on disposal of discontinued operations .............................           4,000                  --
  Amortization of stock warrants ..........................................             952                  --

Change in assets and liabilities:
     Accounts receivable ..................................................          (8,928)              3,381
     Inventory ............................................................         (28,767)             (2,960)
     Prepaid expenses and notes receivable ................................           3,528               4,192
     Goodwill and other assets ............................................           1,455               1,056
     Accounts payable .....................................................          11,141              (8,753)
     Accrued employee benefits ............................................             501                 641
     Other accrued liabilities ............................................            (225)              5,216
                                                                                ------------          ----------
     Net cash used in operating activities ................................         (26,682)            (14,459)
                                                                                ------------          ----------
Cash flows from investing activities:
  Acquisition of property and equipment ...................................          (5,127)             (3,910)
  Cash paid on disposal of discontinued operations ........................          (2,000)                 --
  Cash proceeds from sale of subsidiaries .................................           2,485                  --
  Cash proceeds from sale of property and equipment .......................             700                  --
                                                                                -----------           ----------
     Net cash used in investing activities ................................          (3,942)             (3,910)
                                                                                -----------           ----------
Cash flows from financing activities:
  Borrowings (payments) under capital lease obligation ....................             338                (258)
  Proceeds (payments) of notes payable ....................................         (13,017)                (35)
  Proceeds from long-term debt ............................................              --               1,778
  Proceeds from the issuance of commons stock, net of expenses ............          43,776              39,107
  Proceeds from exercise of stock options .................................           7,125                  --
  Issuance of note receivable to officer ..................................            (250)                 --
                                                                                -----------           ----------
     Net cash provided by financing activities ............................          37,972              40,592
                                                                                -----------           ----------
Effect of exchange rate changes on cash ...................................            (695)             (3,863)
                                                                                -----------           ----------
Net increase in cash and cash equivalents .................................           6,653              18,360
Cash and cash equivalents at the beginning of the period ..................          11,629              29,241
                                                                                -----------           ----------
Cash and cash equivalents at the end of the period ........................        $ 18,282            $ 47,601
                                                                                -----------           ----------
Supplemental cash flow disclosures:
  Cash paid for income taxes ..............................................        $    385            $    331
                                                                                -----------           ----------
  Cash paid for interest ..................................................        $  1,327            $  4,804
                                                                                -----------           ----------
  Exchange of Convertible Subordinated Notes for Common Stock .............        $  7,017            $ 25,539
                                                                                -----------           ----------
  Repricing of warrants ...................................................        $     --            $  2,000
                                                                                ===========           ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 2000, and the results of its operations and its cash flows for the three and six months ended June 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K . Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

2.  RECLASSIFICATIONS

     The Company has reclassified certain amounts reported in the prior year's financial statements, including the reclassification of its Italian subsidiary, Technosystem S.p.A., as a discontinued operation, to conform with current year presentation.

3.  NET LOSS PER SHARE

     For purpose of computing basic and diluted loss per share, weighted average common share equivalents do not include stock options, warrants, or shares to be issued upon the assumed conversion of the 4 1/4% Convertible Subordinated Notes (Notes) into Common Stock because the effect would be antidilutive. For the three-month periods ended June 30, 2000 and 1999, options to purchase approximately 4,315,000 and 2,740,000 shares of Common Stock were excluded from the computation, respectively. For the six-month periods ended June 30, 2000 and 1999, options to purchase approximately 5,091,000 and 1,847,000 shares of Common Stock were excluded from the computation, respectively. For the three and six-month periods ended June 30, 2000, warrants to purchase 2,065,000 shares of common stock were excluded from the computation. For the three and six months ended June 30, 1999, warrants to purchase 1,242,000 shares of common stock were excluded from the computation. For the three and six-month periods ended June 30, 2000 and 1999, the assumed conversion of the 4 1/4% Convertible Subordinated Notes into 1,173,000 and 2,472,000 shares of Common Stock, was not included in the computation.

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

        In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views

                                  P-COM, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

in applying generally accepted accounting principles to selected revenue recognition issues and is effective for the Company in the first quarter of 2000. However, in March and again in June 2000, in response to requests from a number of groups asking for additional time to determine the effect, if any, on registrants' revenue recognition practices, the SEC staff delayed the implementation date of SAB No. 101. SAB No. 101 now must be implemented by the Company no later than the fourth quarter of 2000 effective as of the first quarter of 2000. In addition, the SEC staff is expected to issue a Frequently Asked Questions ("FAQ") document which is expected to clarify and elaborate on the SEC staff's views regarding revenue recognition. However, the SEC staff has not yet issued the FAQ document. The Company has not yet determined the impact that adoption will have on the consolidated financial statements.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the consolidated financial statements.

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

6.  BORROWING ARRANGEMENTS

      The Company entered into a new loan agreement in January 2000 for $12.0 million. A portion of the proceeds of the new equity (see Note 5) and this debt financing was used to repay the company's outstanding indebtedness of approximately $27.0 million under its previous revolving line-of-credit agreement. The loan matures on January 31, 2001, subject to one-year renewals at the option of both parties. Borrowings under the line bear interest at the greater of prime rate plus 2% or 8% per annum. Borrowings under the loan agreement are secured by the Company's cash deposits, receivables, inventory, equipment, investment property and intangibles of the Company. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12.0 million. In connection with the loan agreement the Company issued warrants to purchase 200,000 shares of Common Stock and recorded a discount to amounts recorded under the loan agreement of approximately $2.0 million, which represents the estimated fair value of the warrants. Such discount is being amortized to interest expense over the initial term of the loan agreement. During the three and six-month periods ended June 30, 2000, the Company recorded approximately $0.5 million and $1.0 million, respectively, of interest expense related to these warrants.

                                  P-COM, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                                  (Unaudited)

7.  BALANCE SHEET COMPONENTS

       Inventory consists of the following (in thousands):

                                                                  June 30,                December 31,
                                                                    2000                       1999
                                                                    ----                       ----
                                                                 (unaudited)
Raw materials..........................................            $17,172                    $22,484
Work-in-process........................................             18,969                     16,019
Finished goods.........................................             18,832                      8,346
                                                                   -------                    -------
                                                                   $54,973                    $46,849
                                                                   =======                    =======

8.  RESTRUCTURING AND OTHER CHARGES

     In the second quarter of 2000, the Company determined that there was a need to reevaluate its inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from UK and other European markets and toward the US market, and the resultant anticipated decrease in demand for certain of its lower speed and lower frequency Tel-Link Point to Point products, and resulted in total charges of approximately $21.3 million during the second quarter of 2000. These charges consisted of increases to inventory reserves of approximately $17.0 million and accrued liabilities of approximately $4.3 million. In addition, the Company performed a review of the carrying value and remaining life of long-lived assets and recorded write-downs of approximately $15.0 million of goodwill, and an approximately $9.9 million increase in the valuation allowance against deferred tax assets. (See Notes 10 and 11)

     The increase in inventory and related reserves totaled approximately $21.3 million and was charged to Product Cost of Sales. Of this total, approximately $15.4 million was required for excess and obsolete inventory reserves primarily in the Company's Tel-Link product and was based on its revised sales reserves forecasts and product demand, which reflect recent changes in product and customer mix. For example, sales for 1999 to the UK and other European customers, who historically purchase its lower speed and frequency products, represented 52.5% of sales, and sales to US customers represented 30.8% of its sales. In the second quarter of 2000, sales to UK and European customer represented 26.7% of its sales and sales to US customers represented 64.6% of its sales. Based on the mix of its recent sales orders and forecasted sales, the Company expects this trend to continue during the next twelve months. As of June 30, 2000, the Company had net inventories of approximately $32.0 million related to the Tel-Link Point to Point product line, which is its core product line. Also in the second quarter of 2000, the inventory reserve was increased by approximately $1.0 million related to the write-down of certain Point to MultiPoint inventories to estimated market value. As of June 30, 2000, the Company had net inventories of approximately $8.0 million related to the Point to Multipoint product line.

     Accrued liabilities were increased by approximately $3.2 million for a charge to Product Cost of Sales primarily for non-cancelable excess/obsolete inventory purchase commitments. These charges related primarily to the Company's Point to Point Tel-Link product lines. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

     The Company is embarking on a program to find buyers for excess and obsolete inventory at prices below cost and is in the process of attempting to renegotiate the non-cancelable purchase commitments with its suppliers.

     The Company also reviewed its warranty reserves in light of recent information related to product returns rates and the related repair charges and recorded a increase to warranty reserves of approximately $1.0 million.

                                  P-COM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)

     During 1999 and 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other charges of approximately $36.5 million and approximately $26.6 million were recorded in 1999 and 1998, respectively, relating to these initiatives.

     The accrued restructuring and other charges and amounts charged against the accrual as of June 30, 2000, are as follows (in thousands):

                                             Beginning       Additions to         Expenditures         Remaining
                                              Accrual          Reserves          and Write-offs         Accrual
                                              -------          --------          --------------         -------
Inventory reserves.....................       $16,180           $17,000                 $ 3,200         $29,980
Non-cancelable purchase                         2,947             3,200                     157           5,990
  commitments reserve..................       -------          --------          --------------         -------


Total inventory and other
  related charges......................        19,127            20,200                   3,357          35,970
Accounts receivable reserve............         9,669                --                   9,669              --
                                              -------          --------          --------------         -------

Total accrued restructuring                   $28,796           $20,200                 $13,026         $35,970
  and other charges....................       =======          ========          ==============         =======



9.  GOODWILL

     Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 7 to 20 years. Management continues to evaluate and revise its business plan for the Cylink product line, and based on changes to the related expected revenue stream, determined in the second quarter of 2000 that an evaluation analysis of the recoverability of the goodwill related to this acquisition was required. Management's evaluation indicated that the goodwill balance was impaired, and the Company therefore recorded a charge of $15.0 million for the impairment of goodwill in the second quarter of 2000. The remaining balance of goodwill related to the Cylink acquisition will be amortized over the remaining estimated useful life of 4.5 years.

10.  INCOME TAXES

     Management regularly assesses the realizability of deferred tax assets based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The methodology used by Management to determine the amount of deferred tax assets that are more likely than not to be realized is based upon the Company's recent earnings and estimated future taxable income for the next year. Management believes that, based on these factors, it is more likely than not that the Company will not realize its deferred tax assets and, accordingly, an additional valuation allowance of $9.9 million was recorded in the quarter ended June 30, 2000.

11.  COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and the currency translation adjustment. Comprehensive loss was $52.4 million and $56.6 million for the three months ended June 30, 2000 and 1999, respectively. Comprehensive loss was $68.8 million and $65.1 million for the six months ended June 30, 2000 and 1999, respectively.

                                  P-COM, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)

12.  SEGMENT REPORTING

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


                                                           For the Three Months Ended                  For the Six Months Ended
                                                                   June 30,                                   June 30,
                                                    ----------------------------------------   -----------------------------------
                                                          2000                   1999               2000                  1999
                                                          ----                   ----               ----                  ----
Sales:
 Product.........................................     $ 36,839               $ 26,490           $ 76,479              $ 49,984
 Service.........................................       11,994                   8954             23,409                19,368
                                                      --------               --------           --------              --------

  Total..........................................     $ 48,833               $ 35,444           $ 99,888              $ 69,352
                                                      ========               ========           ========              ========

Income(loss) from continuing operations:
 Product.........................................     $(52,972)              $(43,405)          $(67,373)             $(56,999)
 Service.........................................          770                    957              1,380                 1,464
                                                      --------               --------           --------              --------

  Total..........................................     $(52,202)              $(42,448)          $(65,993)             $(55,535)
                                                      ========               ========           ========              ========


                                                               June 30,            December 31,
                                                                 2000                 1999
                                                                 ----                 ----
Total assets:
 Product...............................................        $173,814             $191,606
 Service...............................................          17,532               22,034
                                                               --------             --------

  Total................................................        $191,346             $213,640
                                                               ========             ========

                                  P-COM, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (Unaudited)

     The breakdown of sales by geographic customer destination are as follows (in thousands):

                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                            ---------------------------------   --------------------------------
                                                                 2000                1999           2000                1999
                                                                 ----                ----           ----                ----
United States..........................................         $31,530             $ 8,759        $49,552             $20,335
United Kingdom.........................................          11,474              13,407         33,335              27,972
Europe.................................................           1,564              11,458          4,938              14,139
Asia...................................................           2,800               1,370          6,055               2,688
Other geographic region................................           1,465                 450          6,008               4,218
                                                                -------             -------        -------             -------
                                                                $48,833             $35,444        $99,888             $69,352
                                                                =======             =======        =======             =======

13. CONTINGENCIES

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

     The net loss in the second quarter of 2000 included certain charges of $46.9 million, which were related to our Product Business Segment. The net loss in the second quarter of 1999 included unusual charges of $36.5 million, which were related to our Product Business Segment. See further discussion in the analysis of results of operations.

     In the second quarter of 2000, we determined that there was a need to reevaluate our inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from UK and European markets and toward the US market, and the resultant anticipated decrease in demand for certain of our lower speed and lower frequency Tel-Link Point to Point products, and resulted in total charges of $21.3 million during the second quarter of 2000. These charges consisted of increases to inventory reserves of $17.0 million and related accrued liabilities of approximately $4.3 million.

     We have continued to evaluate and revise our business plan for the Cylink product line, and based on changes to the related expected revenue stream, determined in the second quarter of 2000 that an evaluation analysis of the recoverability of the goodwill related to this acquisition was required. Our evaluation indicated that the goodwill balance was impaired, and we therefore recorded a charge for the impairment of goodwill of $15.0 million in the second quarter of 2000.

     In the second quarter of 1999, we determined that there was a need to reevaluate our sales forecasts, and to size the business to meet this decrease in forecasted sales over the next twelve months. The change in forecast was prompted by the slower than expected recovery in the telecommunications industry, and resulted in total charges of $36.5 million during the second quarter of 1999. These charges consisted of $11.8 million in accounts receivable write-offs and reserves, $3.3 million in facility and fixed asset write-offs and other related charges, and an increase to inventory reserves and related charges of approximately $21.4 million.

     In January 2000, we received approximately $43.8 million in net proceeds from a private placement of Common Stock. In addition, we entered into a new loan agreement for $12.0 million in January 2000. The loan matures on January 31, 2001, subject to annual renewals. Borrowings under the line are secured by our cash deposits, receivables, inventory, equipment, investment property and intangibles. The maximum borrowings under the agreement will be limited to 85% of eligible accounts receivable, not to exceed $12.0 million. We issued the lender warrants to purchase 200,000 shares of Common Stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005. We then used approximately $27.0 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


of proceeds from the Common Stock offering and new bank loan to repay all outstanding borrowings under our previous bank line of credit.

     In February 2000, we completed the divestiture of Technosystem S.p.A. and Cemetel S.r.l, two of our Italian subsidiaries, resulting in additional losses for the first quarter 2000 of approximately $4.0 million and $3.5 million, respectively. In April 2000, we completed the divestiture of our Control Resources Corporation subsidiary resulting in a gain of approximately $2.3 million. The divestures were the result of a strategic decision to concentrate more on our core businesses and markets and to divest units with diminished prospects.

     The following table sets forth items from the Condensed Consolidated Statement of Operations as a percentage of total sales for the periods indicated.



                                                      Three Months Ended June 30,               Six months ended June 30,
                                                -------------------------------------    -------------------------------------
                                                        2000                1999                2000                1999
                                                        ----                ----                ----                ----
Sales:
 Product.................................               75.4%               74.7%               76.6%               72.1%
 Service.................................               24.6                25.3                23.4                27.9
                                                     -------             -------              ------             -------

  Total Sales............................              100.0               100.0               100.0               100.0
                                                     -------             -------              ------             -------

Cost of sales:
 Product.................................              101.0               120.8                79.5                85.9
 Service.................................               18.1                16.4                17.1                19.3
                                                     -------             -------              ------             -------

  Total cost of sales....................              119.1               137.2                96.6               105.2
                                                     -------             -------              ------             -------

Gross profit.............................              (19.1)              (37.2)                3.4                (5.2)
                                                     -------             -------              ------             -------

Operating expenses:
 Research and development................               10.6                25.7                11.6                26.2
 Selling and marketing...................                7.4                14.8                 6.7                14.1
 General and administrative..............               14.3                20.8                15.7                18.3
 Goodwill and amortization...............               33.9                 5.0                18.2                 5.1
 Restructuring charges...................                 --                 9.3                  --                 4.7
                                                     -------             -------              ------             -------

 Total operating expenses................               66.2                75.6                52.2                68.4
                                                     -------             -------              ------             -------
Loss from continuing operations..........              (85.3)             (112.8)              (48.8)              (73.6)
Interest expense.........................               (2.5)               (6.5)               (2.8)               (6.0)
Other income (expense), net..............                3.0                 0.2                (3.4)               (0.1)
                                                     -------             -------              ------             -------
Loss from continuing operations before
 income taxes and extraordinary items....              (84.8)             (119.1)              (55.0)              (79.7)
Provision for income taxes...............               22.1                 0.7                11.1                 0.4
                                                     -------             -------              ------             -------

Loss from continuing operations before
 extraordinary item......................             (106.9)             (119.8)              (66.1)              (80.1)
Loss on discontinued operations..........                 --               (34.3)               (4.0)              (18.8)
Extraordinary item: retirement of Notes..                 --                  --                 1.9                10.6
                                                     -------             -------              ------             -------

Net loss.................................             (106.9)             (154.1)              (68.2)              (88.3)
                                                     -------             -------              ------             -------
Charge related to conversion of
 Preferred Stock to Common Stock.........                 --              (34.4)                  --               (17.6)
                                                     -------             -------              ------             -------

Net loss applicable to holders of
 Common Stock...................................      (106.9)%            (188.5)%              (68.2)%           (105.9)%
                                                      =======             =======              =======            =======

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

     Sales. For the three months ended June 30, 2000, total sales were approximately $48.8 million, as compared to $35.4 million for the same period in the prior year. The 37.9% increase in total sales was primarily due to ongoing recovery in P-Com core Point to Point product sales in the United States wireless markets, and shipments of the new Point-To-Multipoint systems. For the six months ended June 30, 2000, total sales were approximately $99.9 million, as compared to $69.4 million for the same period in the prior year. The 43.9% increase was primarily due to the same reasons.

     Product sales for the second quarter 2000 increased approximately $10.3 million or 39.1% as compared to the second quarter 1999. Product sales represented approximately 75.4% and 74.7% of sales in the three months ended June 30, 2000 and 1999, respectively. Point to Point (PTP) product sales increased by approximately $4.3 million or 19.8% from approximately $21.7 million in the second quarter 1999 to approximately $26.0 million in the second quarter 2000 primarily due to an increase in U.S unit volume. In addition, sales of the recently released Tel-Link Point to MultiPoint (PMP) product for the second quarter of 2000 were approximately $5.5 million, as compared to none in the second quarter of 1999. Sales for other product lines for the three months ended June 30, 2000 and 1999 were approximately $5.3 million and $5.3 million, respectively.

     Product sales for the six months ended June 30, 2000 increased approximately $26.5 million or 53.0% as compared to the same period in 1999. Product sales represented approximately 77% and 72% of total sales in the six months ended June 30, 2000 and 1999, respectively. PTP product sales increased by approximately $10.1 million or 25.3% from approximately $40.0 million in the first half of 1999 to approximately $50.0 million in the first half of 2000 primarily due to an increase in U.S. unit sales. In addition, sales of the recently released Tel-Link PMP product for the first half of 2000 were approximately $9.5 million, compared to none in the first half of 1999. Sales for other product lines for the six months ended June 30, 2000 and 1999 were approximately $15.8 million and $10.6 million, respectively. We are experiencing strong indications of interest in the PMP product line and expect to realize increased sales of this product line in the future.

     Service sales for the three months ended June 30, 2000 increased approximately $3.0 million or 34% from the same period in the prior year. Services sales represented 24.6% and 25.3% of total sales in the second quarter 2000 and 1999, respectively. Service sales for the six months ended June 30, 2000 increased approximately $4.0 million or 20.9% from the same period in the prior year. These increases were primarily due to increased sales to existing customers. Services sales represented 23.4% and 27.9% of total sales in the first half of 2000 and 1999, respectively. The decrease in services sales as a percentage of total sales for the six months ended June 30, 2000 was primarily due to the sale of Cemetel in February 2000.

     During the three month periods ended June 30, 2000 and 1999, four and two customers accounted for a total of 61.9% and 44.4% of our sales, respectively. During the six months ended June 30, 2000 and 1999, three and two customers accounted for a total of 44.8% and 43.6% of our sales, respectively. We expect to experience an increased concentration of sales to a relatively few customers in the second half of 2000.

     The breakdown of sales by geographic customer destination as a percentage of total sales are as follows:


                                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                                --------------------------------   --------------------------------
                                                                    2000                 1999            2000                 1999
                                                                   -----                -----           -----                -----

United States............................................           64.6%                24.7%           49.6%                29.3%
United Kingdom...........................................           23.5                 37.8            33.4                 40.3
Europe...................................................            3.2                 32.3             4.9                 20.4
Asia.....................................................            5.7                  3.9             6.1                  3.9
Other geographic region..................................            3.0                  1.3             6.0                  6.1
                                                                   -----                -----           -----                -----
                                                                   100.0%               100.0%          100.0%               100.0%
                                                                   =====                =====           =====                =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

     Historically, we have generated a majority of our sales outside of the United States. However, in the first half of 2000, and especially in the second quarter of 2000, we experienced a shift in our geographic concentration of sales from international markets to the United States. During the three months ended June 30, 2000, we generated approximately 64.6% of our sales in the US and approximately 35.4% internationally. During the same period in 1999, we generated 24.7% of our sales in the US and 75.3% internationally. We expect to continue the trend towards a higher concentration of US sales during the second half of 2000.

     Many of our largest customers use our products and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from us accordingly.

     Gross Profit (Loss).   For the three months ended June 30, 2000 and 1999,
gross loss was $(9.3) million and $(13.2) million, respectively, or (19.1)% and (37.2)% of sales, respectively. For the six months ended June 30, 2000 and 1999, gross profit (loss) was approximately $3.4 million or 3.4%, and $(3.6) million or (5.2)% of net sales, respectively. The negative gross margin in the second quarter of 2000 was primarily due to additional provisions for inventory-related issues of approximately $21.3 million. The negative gross margin in the second quarter of 1999 was primarily due to additional provisions for inventory-related issues and other non-recurring costs of approximately $21.4 million.

     Included in the second quarter 2000 charges was approximately $15.4 million for excess and obsolete inventory primarily related to our Tel-Link PTP products. The reserves were based on our revised sales forecasts and product demand, which reflect recent pronounced changes in product and customer mix. For example, sales for 1999 to the UK and other European customers, who historically purchase our lower speed and frequency products, represented 52.5% of sales, and sales to US customers represented 30.8% of our sales. In the second quarter of 2000, sales to UK and European customer represented 26.7% of our sales and sales to US customers represented 64.6% of our sales. Based on the mix of our recent sales orders and forecasted sales, we expect this trend of increased demand for higher speed units, usually referred to as broadband access equipment, to continue during the next twelve months. Our inventory levels were driven based upon forecasted sales expectations and historical product mixes. We have embarked on a program to drive our material procurement plans based more largely on customer orders to try to avoid the risk of building inventory without orders in a fast-changing marketplace.

     Also included in the inventory reserve was $1.0 million related to the write-down of certain Point to MultiPoint inventories to estimated market value.

     As of June 30, 2000, we had net inventories of approximately $32.0 million related to the Tel-Link PTP product line, which is our core product line. As of June 30, 2000, we had net inventories of approximately $8.0 million related to the PMP product line.

     In the second quarter 2000, we recorded $3.2 million of additional accrued liabilities, which were charged to Product Cost of Sales, primarily for non-cancelable excess/obsolete inventory purchase commitments. These charges related primarily to our PTP product lines. Customer demand is not anticipated to consume certain the inventory on hand within the next twelve months, but we will continue to attempt to sell the inventory. We are embarking on a program to find buyers for excess and obsolete inventory at prices below cost and are in the process of attempting to renegotiate certain non-cancelable purchase commitments with our key suppliers.

     In the second quarter of 2000, we also reviewed our warranty reserves in light of recent information related to product return rates and the related repair charges and recorded a increase to warranty reserves of approximately $1.0 million.

     The second quarter 1999 inventory reserve charges included a charge for excess and obsolete inventory of approximately $15.4 million to inventories in the Tel-Link PTP product line. Our inventory levels were driven based upon forecasted sales expectations worldwide. The continued downturn in the telecommunications industry resulted in decreased forecasted international sales to Europe, Africa and Asia.

     Included in the second quarter 1999 reserve for excess and obsolete inventory was $0.8 million for the rework of excess semi-custom finished goods that were configured for specific customer applications or geographical regions. Additionally, we recorded charges for purchase commitment losses for non-cancelable excess

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


inventory purchase commitments of approximately $6.0 million. This purchase commitment loss also was related to our PTP Tel-Link product line. Gross margins for the second quarter 1999 were also negatively impacted by lower Point-to-Point equipment sales volumes and product rework charges which resulted in additional unabsorbed manufacturing variances, and declining average selling prices for the industry sector which generated lower margins.

     For three months ended June 30, 2000 and 1999, product gross margins were (33.9) % and (61.6)%, respectively. For the six months ended June 30, 2000 and 1999, product gross margins were (3.8)% and (19.2)%, respectively. The negative product gross margin in the second quarter 2000 was due to several factors, including higher material costs for certain product components, start-up costs associated with the new PMP product line, other manufacturing variances, as well as certain charges aggregating $21.3 million against to Product Cost of Sales in the second quarter of 2000 previously discussed. Product gross margin for the second quarter of 1999 was negatively impacted by manufacturing variances and declining average selling prices for the industry sector which generated lower margins, as well as certain charges aggregating $21.4 million discussed above. The negative impact on Product gross margins for the second quarter of 2000 and 1999 of the charges discussed above was 57.8 percentage points and 80.8 percentage points, respectively.

     Service gross profits as a percentage of service sales were approximately 26.3% and 34.9% for the three months ended June 30, 2000 and 1999, respectively, and were approximately 26.8% and 30.8% for the six months ended June 30, 2000 and 1999, respectively. The decrease in service gross margin was due to changes in the services provided related to changes in the customer mix, as well as increased hiring in our services business units.

     We have an ongoing program to reduce the costs of manufacturing our Tel-Link PTP and PMP products. As part of this program, we have been attempting to achieve cost reductions principally through lower costs and increased availability for key components by reducing our dependence on sole source suppliers, improving our production efficiency and increased utilization of third party subcontractors for the manufacture of our products, and engineering and manufacturing design improvements. We believe that as of June 30, 2000 we have reserved for all known material costs and expenses related to our manufacturing cost reduction programs. There can be no assurance that our ongoing or future programs can be accomplished, that they will increase gross profits or that there will not be any future charges related to these or similar programs.

     Research and Development. For the three months ended June 30, 2000 and 1999, research and development expenses were approximately $5.2 million and $9.1 million, respectively. As a percentage of sales, research and development expenses decreased from 25.7% for the three months ended June 30, 1999 to 10.6% for the three months ended June 30, 2000. For the six months ended June 30, 2000 and 1999, research and development expenses were approximately $11.6 million and $18.1 million, respectively. As a percentage of sales, research and development expenses decreased from 26.2% for the six months ended June 30, 1999 to 11.6% for the six months ended June 30, 2000. These decreases were primarily due to the completion of our PMP development project in the fourth quarter of 1999.

     Selling and Marketing. For the three months ended June 30, 2000 and 1999, selling and marketing expenses were $3.6 million and $5.3 million, respectively. As a percentage of sales, selling and marketing expense decreased from 14.8% for the three months ended June 30, 1999 to 7.3% for the three months ended June 30, 2000. For the six months ended June 30, 2000 and 1999, selling and marketing expenses were $6.7 million and $9.8 million, respectively. As a percentage of total sales, selling and marketing expense decreased from 14.1% for the six months ended June 30, 1999 to 6.7% for the six months ended June 30, 2000. The decreases were primarily due to continuation of our cost reduction program implemented in 1999.

     General and Administrative. For the three months ended June 30, 2000 and 1999, general and administrative expenses were $7.0 million and $7.4 million, respectively. As a percentage of total sales, general and administrative expenses decreased from 20.8% to 14.3% for the three months ended June 30, 1999 and 2000, respectively. The decrease as a percentage of sales reflects our continued efforts to control costs. For the six months ended June 30, 2000 and 1999, general and administrative expenses were $15.7 million and $12.7 million, respectively. As a percentage of total sales, general and administrative expenses decreased from 18.3% to 15.7% for the six months ended June 30, 1999 and 2000, respectively. The increase in the amount of general and administrative expenses for the six months ended June 30, 2000 was primarily due to a $1.5 million write-off of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

uncollectible non-trade receivables, as well as increased headcount and legal and accounting services, in the first quarter of 2000.

     Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 7 to 20 years. For the three months ended June 30, 2000 and 1999, goodwill amortization was approximately $16.6 million and $1.8 million, respectively. The increase in goodwill amortization in the three months ended June 30, 2000 as compared to the corresponding period in 1999 was due to the second quarter 2000 write off of $15.0 million of goodwill associated with the Cylink acquisition.

     For the six months ended June 30, 2000 and 1999, goodwill amortization was approximately $18.2 million and $3.6 million, respectively. The increase in goodwill amortization for the six months ended June 30, 2000 was due to the write off of $15.0 million of goodwill in the second quarter of 2000, partially offset by a decrease in amortization resulting from the first quarter 2000 sale of Technosystem S.p.A. and Cemetel.

     Interest Expense. For the three months ended June 30, 2000 and 1999, interest expense was $1.2 million and $2.3 million, respectively. For the six months ended June 30, 2000 and 1999, interest expense was $2.8 million and $4.1 million, respectively. The reduction in interest expense was primarily due to reduced amounts of bank debt and other long term debt.

     Other Income (Expense), net. For the three month period ended June 30, 2000 other income (expense), net, totaling $1.5 million consisted primarily of a gain of $2.3 on the April 2000 sale of our Control Resource Corporation (CRC) subsidiary, a gain of $0.5 million from the sale of certain assets of our P-Com Italia subsidiary, partially offset by write downs of $2.0 million resulting from evaluation of the remaining lives and carrying value of certain equipment. In April 2000, we completed the sale of CRC, for which we received $1.5 million in cash proceeds and a $4.3 million note receivable due in September 2000. For the six month period ended June 30, 2000 other income (expense), net, totaling $(3.4) million consisted of net losses on the sale of our Cemetel and CRC subsidiaries and net of losses related to the disposition and write downs of property and equipment. We do not expect the sale of these subsidiaries to have a material impact on future revenues or operational expenses.

     Sales contracts negotiated in foreign currencies have been primarily limited to British pound sterling contracts and any balance sheet impact to date due to currency fluctuations in British pound sterling has been insignificant. We may in the future be exposed to the risk of foreign currency gains and losses depending upon the magnitude of a change in the value of a local currency in an international market.

     Discontinued Operations. In August of 1999, our Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the December 31, 1999 Consolidated Balance Sheet, "net assets of discontinued operation", and in the "discontinued operations" line of the Condensed Consolidated Statements of Operations. The "net assets of discontinued operations" represented the assets to be sold offset by the liabilities to be assumed by the buyers of the business. In February 2000, we completed the disposal of Technosystem and recorded an additional loss of $4.0 million.

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

     Provision (Benefit) for Income Taxes. We regularly assess the realizability of deferred tax assets based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The methodology used by us to determine the amount of deferred tax assets that are more likely than not to be realized is based upon our recent earnings and estimated future taxable income for the next year. We believe that, based on these factors, it is more likely than not that we will not realize its deferred tax assets and, accordingly, additional valuation allowance of $9.9 million was recorded in the quarter ended June 30, 2000. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

provision for income taxes for the six months of 2000 consists of the $10.6 million increase in valuation allowance, as well as estimated state and foreign taxes.

     Liquidity and Capital Resources

     During the six-month period ended June 30, 2000, we used approximately $26.7 million of cash in operating activities, primarily due to the net loss of $68.1 million and the non-cash gain on exchange of Notes of $1.9 million offset by non-cash charges including $9.9 million of valuation allowances against deferred taxes, $15.0 million write-off of goodwill, $17.0 million of inventory charges, and $4.3 million of accrued liability charges, as well as the net loss on disposal of subsidiaries and discontinued operations of $4.0 million and net losses of $2.9 million resulting from dispositions and write-off of property and equipment. In addition, we experienced increases in operating cash flow from non-cash depreciation and amortization of $9.1 million, an increase in accounts payable of $11.1 million, and a decrease in prepaid expenses of $3.5 million, offset by an increase in inventories of $28.8 million and an increase in accounts receivable of $8.9 million. During the six-month period ended June 30, 2000, we used approximately $3.9 million in investing activities primarily for the acquisition of property and equipment and the disposal of subsidiaries.

     During the six-month period ended June 30, 2000, we retired approximately $7.0 million of our Notes through the issuance of approximately 677,000 shares of Common Stock. This non-cash exchange resulted in an extraordinary gain of approximately $1.9 million. During the six-month period ended June 30, 2000, we generated approximately $38.0 million from financing activities. We repaid approximately $27 million of borrowings under our bank line of credit and borrowed $10 million under a new loan agreement. The loan matures on January 31, 2001, subject to annual renewals. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12 million. Borrowings under the line are secured by substantially all of our assets. In addition we received approximately $43.8 million in net proceeds from a private placement of approximately 7.5 million shares of Common Stock in January 2000, and $7.1 million from the exercise of stock options during the six months ended June 30, 2000.

     At June 30, 2000, we had working capital of approximately $53.4 million, compared to $32.0 million at December 31, 1999. In recent years, we have realized most of our sales near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject us to risks that have and continue to materially adversely affect our business prospects, financial condition and results of operations.

     At June 30, 2000 our principal source of liquidity consisted of approximately $18.3 million of cash and cash equivalents. At December 31, 1999, we had approximately $11.6 million in cash and cash equivalents.

     The Company does not have any material commitments for Capital equipment. Additional future capital requirements will depend upon many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our results of operations.

     In view of our forecasted cash requirements for operations for the next twelve months, and particularly for the fourth quarter of 2000, we are presently working to complete a sale of additional common stock and expect to generate proceeds from this sale in August 2000. These proceeds, together with existing working capital, are expected to be sufficient to meet our working capital needs through at least December 31, 2000. We are evaluating various additional alternatives to improve liquidity and working capital through June 30, 2001, if required. These alternatives include the sale of additional stock, seeking advance payments from customers with open orders and the divestiture of certain business units. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required by us.

Risk Factors

You should carefully consider the risks described below before making an investment decision.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

We may be unable to obtain additional capital needed to operate and grow our business, which could damage our financial condition and further erode our stock price

     Based on our forecasted cash requirements for operations for the next twelve months, and particularly for the fourth quarter of 2000, additional working capital will be needed in order to fund the current level of operations. Our capital requirements depend upon many factors, including development of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and developments efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing which we need in order to fund the current level of operations through June 30, 2001 may not be available on acceptable terms or at all. The continued existence of a substantial amount of debt could also severely limit our ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

     If adequate funds are not available, we may be required to restructure or refinance our debt or delay, scale back or eliminate our research and development, manufacturing programs. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could materially adversely affect our business, operating results and financial condition and further erode our stock price.


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


We rely on our existing customers, and it will materially adversely affect our operating results and financial condition if they do not support us


A substantial amount of our products and services are purchased by a limited number of customers, so the loss of a large customer would significantly affect our results of operations

     If any of our important customers significantly reduce their purchases from us, which has been the case during the last twelve months, then this may materially adversely affect the profitability of our business and our ability to remain in business. During 1999, we had three different customers that in total accounted for over 44% of our sales. During the three and six month periods ended June 30, 2000 we had four and three individual customers that in total accounted for over 61% and 44% of our sales, respectively. During 1999, one customer, Orange Personal Communications Ltd., accounted for 20% of our sales. During the six month period ended June 30, 2000, this customer accounted for 7.5% of our sales. During the six month period ended June 30, 2000, one customer, Lucent, accounted for 21.0% of our sales. We expect to experience an increased concentration of sales to a relatively few customers in the second half of 2000.


The Company places orders with suppliers based in part on customer non-binding forecast. Historically, the Company has built products based on non-binding forecasts from customers. This practice has resulted in write-offs of excessive and obsolete inventory for each of the past three years.


Our customers may cancel orders leaving us with unsaleable equipment or idle capacity


     Our customers often enter into purchase orders with us far in advance of manufacture of the equipment ordered. We have recently experienced several purchase order cancellations and deferrals. Historically, we have chosen not to harm our relationships with our customers by enforcing their obligations under purchase orders when the customer wishes to cancel an order. Cancellations of orders by customers may, depending upon the timing of the cancellation, leave us with unsaleable equipment or idle capacity, which would adversely affect our operating results and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)


We may try to issue stock at a discount to the current market price, which would dilute our existing stockholders

     In order to raise the funds we need to execute our business plan and fund operations generally, we may have to try to continue to issue stock at a discount to the current market price. Transactions of that kind would result in dilution to our existing stockholders.

We may be forced to incur costs to restructure our business to reduce our expenses, which could materially adversely affect our results of operations and stock price

     During 1998 and 1999, we generated net losses of approximately $62.5 million and $103.0 million, respectively. We also lost $68.1 million in the first two quarters of 2000 and we may also incur net losses in subsequent periods. In response to market declines and poor performance in our sector generally and our lower than expected performance over the last several quarters, we introduced measures to reduce operating expenses. These measures included reductions in our workforce in 1998, write-downs in 1999 and sales of non-core businesses in 2000. Additionally, management continues to evaluate market conditions to assess the need to take further action to more closely align our cost structure with anticipated revenues. Any subsequent actions could result in additional restructuring charges, reductions of inventory valuations and provisions for the impairment of long-lived assets, which could materially adversely affect our results of operations and stock price.

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

     As such, in addition to our fixed costs, our expenses will be increased by start-up costs associated with the initial production and installation of new products and technologies.

     We experience significant fluctuations in sales, gross margins and operating results. Our results of operations have also been and will continue to be influenced by competitive factors, including pricing, availability and demand for competitive products and services. These factors are difficult for us to forecast, and have materially adversely affected our results of operations and financial condition and may continue to do so. Because of our inability to predict customer orders, delays, deferrals and cancellations, we may overbuild inventory, and we may not be able to achieve or maintain our current sales levels. We believe that period-to-period comparisons are thus not necessarily meaningful and should not be relied upon as indications of future performance. Because of all of the foregoing factors, in some future quarter or quarters, revenues will be lower than expected and our operating results and financial condition will be materially adversely affected. In addition, to the extent our results of operations are below those projected by public market analysts, the price of our Common Stock may continue to be materially adversely affected by this discrepancy.

We may be unable to become profitable if the selling prices of our products and services decline over time

     We believe that average selling prices and possibly gross margins for our systems and services will decline over time. This phenomenon is occurring in our point-to-point products business. If we are unable to offset declining average selling prices by comparable cost savings, our gross margins will decline, and our results or operations and financial condition would be adversely affected. Reasons for that decline in average selling prices include the maturation of our systems, the effect of volume price discounts in existing and future contracts and the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

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

     If we cannot develop new products in a timely manner, or if our new products fail to achieve customer acceptance or do not generate higher average selling prices, then we would be unable to offset declining average selling prices. We therefore have a critical need for our new point-to-multipoint product line to be successful.

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

If we are successful in growing our business, we may be unable to manage and integrate the expanded operations associated with revenue growth, which may increase costs and hurt profitability

     Our prior expansion strained our management, financial resources, manufacturing capacity and other resources and disrupted our normal business operations. Our ability to manage any possible future growth may depend upon significant expansion of our manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, all of which would involve expenditures in advance of increased sales. In particular, if our business grows, we must successfully manage overhead expenses and inventories, develop, introduce and market new products, manage and train our employee base, coordinate our geographically and ethnically diverse workforce and monitor third party manufacturers and suppliers. We have in the past experienced and may continue to experience significant problems in these areas.

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

Accounting charges related to acquisitions may decrease future earnings

     Many business acquisitions must be accounted for as purchase business combinations for financial reporting purposes. All of our past acquisitions, except the acquisitions of Control Resources Corporation, RT Masts Limited and Telematics, Inc., have been accounted for as purchase business combinations, resulting in a significant amount of goodwill being amortized. Amortization expenses adversely affect our financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

If our results of operations are inadequate, we may have difficulty servicing our debt, which could cause a default and acceleration of repayment of our debts

     As of June 30, 2000, our total indebtedness including current liabilities was approximately $112.9 million and our stockholders' equity was approximately $78.4 million. Our ability to make scheduled payments of the principal and interest on our indebtedness will depend on our future performance, which is subject in part to economic, financial, competitive and other factors beyond our control. We may be unable to make payments on or restructure or refinance our debt in the future, if necessary, which could lead to a default under our credit agreement and note indenture and acceleration of repayments of the debts thereunder.

Our customers may not pay us on time, leaving us short of funds needed to operate our business

     We may be unable to enforce a policy of receiving payment within a limited number of days of issuing bills. We have had difficulties in the past in receiving payment in accordance with our policies, particularly from customers in the early phases of business development which are awaiting financing to fund their expansion and from customers outside of the United States. Any inability to timely collect our receivables could cause us to be short of cash to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

We may experience problems with product quality, performance and reliability, which may damage our customer relationships

     We have limited experience in producing and manufacturing systems and contracting for this manufacture. Our customers also require very demanding specifications for quality, performance and reliability. As a consequence, problems may occur with respect to the specifications for our systems or related software tools. If those problems occur, we could experience increased costs, delays, cancellations or reschedulings of orders or shipments, delays in collections of accounts receivable and product returns and discounts. In addition, the failure of any of our facilities to maintain or attain quality certification by the International Standards Organization could adversely affect our sales and sales growth. If any of these events occur, they might erode customer confidence and cause them to reduce their purchases from us, which would adversely impact our business and results of operations.

The market for our products may not grow fast enough to support our level of investment, adversely affecting our results of operations

     Our future operating results depend upon the continued growth and increased availability and acceptance of advanced radio-based wireless telecommunications systems and services in the United States and internationally. The volume and variety of and the markets for and acceptance of wireless telecommunications systems and services may not continue to grow as anticipated. Because these markets are relatively new, predicting which market segments will develop and at what rate they will grow is difficult. We have recently invested additional significant time and resources in the development of new products, such as our point-to-multipoint product line. If the market for these new products and the market for related services for our systems fail to grow, or grow more slowly than anticipated, revenue will also fail to grow, adversely affecting our results of operations.

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

     Two of our primary competitors are Ericsson and Digital Microwave. Ericsson is a formidable competitor for us because they provide both consulting services and equipment they manufacture to customers as complete telecommunications solutions. Ericsson's combined consulting and product approach insulates them from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

competition for sales of products because, in order for customers to obtain the complete solution, Ericsson requires them to purchase the product from Ericsson, which completely forecloses our opportunity to sell products to the customer. In contrast, Digital Microwave is a product manufacturer like us, and competes directly against us for product sales to customers, which leads to downward pressure on prices we can charge for our products. If we are unable to successfully compete for customers, future growth, revenues and profitability would be adversely affected.

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

We have extensive international operations, in more volatile markets than the United States, and changes in these markets may undermine our business there

     In doing business in international markets, we face economic, political, regulatory, logistical, legal, financial and business environments and foreign currency fluctuations that are more volatile than those commonly experienced in the United States. Until 2000, most of our sales were made to customers located outside of the United States. Because of the more volatile nature of these markets, the basis for our business in these markets may be frequently jeopardized, materially and adversely affecting our operations in these countries and our overall results of operations and growth.

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

We are the subject of, and may be the subject of additional, class action suits, which would divert significant resources away from our business

     We are a defendant in a consolidated class action lawsuit in state court. An unfavorable outcome could have a material adverse effect on our prospects and financial condition. Even if the litigation is resolved in our favor, the defense of that litigation will entail considerable cost and diversion of efforts of management, either of which are likely to adversely affect our results of operations.

We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services or preventing us from selling our products

     We rely on a combination of patents, trademarks, trade secrets, copyrights and other measures to protect our intellectual property rights. However, these measures may not provide adequate protection for our trade secrets or other proprietary information. Any of our patents could be invalidated, circumvented or challenged, or may not

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

provide competitive advantages to us. In addition, foreign intellectual property laws may not adequately protect our intellectual property rights abroad. Any failure or inability to protect proprietary rights could have a material adverse effect on our competitive market position and business.

     Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of proprietary rights of others or to defend against claims of infringement. A variety of third parties have sent correspondence to the former owner of the Cylink Wireless Group in which they allege that the Cylink Wireless Group's products may be infringing their intellectual property rights. We acquired that Group in 1998. Therefore, any intellectual property litigation based upon those allegations could result in substantial costs and diversion of management attention and resources, and could prevent us from selling certain products or require us to license technology to continue selling those products. Licenses to any of that technology may not be available on acceptable terms or at all.
If we are unable to sell those products or can do so only by incurring high licensing costs, our business, financial condition and results of operations would be materially adversely affected.

Our results may suffer if we are unable to attract and retain qualified management and technical personnel

     Our highly technical business depends upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. Competition for qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel is intense in our industry and geographic areas, and we may not be successful in attracting or retaining those personnel. We experience high employee turnover which is disruptive and could adversely impact our business. The loss, or failure to perform, of any key employee could materially adversely affect our customer relations and results of operations. Our chief financial officer is leaving us in mid-August 2000 and we have not yet identified a replacement.

Our board has the power to reject offers to acquire shares of our Common Stock in a change of control transaction, which may prevent our stockholders from having the opportunity to accept those offers and discourage certain offers for shares of our Common Stock

     The following factors give our board of directors the power to reject acquisition proposals without any input or consideration of these proposals by our stockholders:

  .  our stockholder rights plan,
  . our certificate of incorporation and bylaws, . our equity incentive plans, and . Delaware law.

     As a result of these factors, our board of directors could significantly delay, defer or prevent a change in control transaction involving P-Com, even if holders of our Common Stock might want the transaction to occur. These factors may adversely affect the voting and other rights of other holders of Common Stock, and prevent stockholders from receiving and accepting offers to acquire their shares that the board deems not to be in the best interest of our stockholders. In addition, the power of the board to reject those offers may discourage certain third parties from making these offers.

Relying on forward-looking statements could cause you to incorrectly assess the risks and uncertainties in investing in our stock because our actual results could differ materially from those anticipated in forward-looking statements contained in this prospectus

     This report and our other SEC filings contain "forward-looking" statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described above and elsewhere in this report.

We may face other risks not described in the foregoing risk factors which may impair our business operations

     The risks and uncertainties described in the foregoing risk factors may not be the only ones facing us. Additional risks and uncertainties not presently known to us may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

adversely affected. In this case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


     For financial risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 1999, as well as the risks detailed above in the present document.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS.

     There have been no material changes in the proceedings disclosed in our 1999 Form 10-K.


ITEM 2.   CHANGES IN SECURITIES. None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


       (a)      Exhibits
                --------



           Exhibit
            Number                                           Description
           --------        -------------------------------------------------------------------------------
           10.76(1)       Asset Purchase Agreement between Paradyne Networks, Inc., P-Com, Inc., and
                          Control Resources Corporation, dated April 5, 2000.
           10.77(1)       Promissory note to James Sobcezak dated May 3, 2000.
           27.1           Financial Data Schedule.


_____________________
( (1) Incorporated by reference to identically numbered exhibit to the Company's Amendment No. 7 to Form S-3 Registration Statement dated May 4, 2000.

       (b)  Reports on Form 8-K. The Company did not file any Reports on Form
            -------------------
            8-K during the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       P-COM, INC.
                                                       -----------
                                                      (Registrant)



Date: August 10, 2000                      By: /s/    George P. Roberts
                                               --------------------------------
                                                      George P. Roberts
                                              Chairman of the Board of Directors
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)



Date: August 10, 2000                     By: /s/     Robert E. Collins
                                               --------------------------------
                                                      Robert E. Collins
                                              Chief Financial Officer and Vice
                                                   President, Finance and
                                                      Administration
                                              (Principal Financial Officer)

                               Index of Exhibits
                               -----------------



           Exhibit
            Number                                           Description
           --------        -------------------------------------------------------------------------------
           10.76(1)       Asset Purchase Agreement between Paradyne Networks, Inc., P-Com, Inc., and
                          Control Resources Corporation, dated April 5, 2000.
           10.77(1)       Promissory note to James Sobcezak dated May 3, 2000.
           27.1           Financial Data Schedule.


_____________________
( (1) Incorporated by reference to identically numbered exhibit to the Company's Amendment No. 7 to Form S-3 Registration Statement dated May 4, 2000.

       (b)  Reports on Form 8-K. The Company did not file any Reports on Form
            -------------------
            8-K during the quarter ended June 30, 2000.