Form 10-K405/A
period 1999-12-31
P COM INC
filed 2000-08-24
CIK 935493

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             Amendment No. 1

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

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

           Securities Registered Pursuant To Section 12 Of The Act:

                                             Name of each exchange on which
             Title of each class                       registered
             -------------------             ------------------------------
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

   On March 13, 2000, approximately 76,877,000 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Overview

   P-Com develops, manufactures, and markets Point-to-Multipoint, Point-to-Point, and Spread Spectrum radio systems for the worldwide telecommunications market. Network service providers and Internet service providers are able, through the deployment of P-Com systems, to respond to the increasing global demands for high-speed wireless access services, such as Internet access associated with the Business-to-Business and E-Commerce business phenomena. Through deployment of our systems, networks providers can quickly and efficiently establish integrated Internet, data, voice, and video services for their customers, and then expand and grow those services as demand increases. Additionally, cellular and Personal Communications Services (PCS) service providers employ our Point-to-Point systems for backhaul between remote tower sites and switching centers in their growing global markets. P-Com's market is a subset of the global telecom, cellular, PCS, Wireless Internet access, and private network markets. Because of the number of sub-markets for various products within the nations of the world, reliable market statistics are not readily available.

Industry Background

 The Growing Demand for Communications Services

   The continuing rapid growth of Internet services for progressively numerous applications is creating demands for expanded and enhanced network services. Increasingly large amounts of data must be quickly, economically, and reliably handled by networks. BWA (Broadband Wireless Access) is an efficient and economical means of meeting these growing demands, and it is therefore becoming increasingly important. The rapid growth being experienced in the Internet portion of P-Com's market does not, however, necessarily translate into P-Com growth. The effect of P-Com's focus on development of Point-to-Multipoint systems for the BWA market, combined with the deliberate and somewhat conservative approach by the new BWA system providers as they evaluate and gain experience with Point-to-Multipoint systems has actually resulted in a decline in P-Com's revenues. In addition, much Internet communication is transported over wired networks, whereas P-Com's products are for wireless access to the wired internet.

 Global Privatization and Deregulation: Stimuli to Broadband Wireless Access Growth

   Privatization of former governmental telecommunications monopolies, and deregulation of telecommunications markets, on a global basis, are creating unprecedented competition in telecommunications markets. New network services providers are rushing to create integrated, digital networks to meet the growing demands for efficient, economical telecommunications services. Deployment of broadband access technologies is a fast, scalable, reliable, and economical means of enabling these new competitors to create their new infrastructures. It is also an effective means whereby incumbent network service providers can supplement their existing networks as demands dictate. In the United States, incumbent RBOC telephone companies were, until recently, the exclusive providers of the copper wire interconnection network that connected subscribers to the Public Switched Telephone Network ("PSTN"), commonly known as the "last mile." The Telecommunications Act of 1996, which required incumbent telephone companies to lease portions of their networks, including the last mile, to Competitive Local Exchange Carriers ("CLECs"), served to create a significantly competitive telecommunications industry within the United States. Adding to this competitive environment is the struggle between telephone companies and cable operators to expand their service offerings into each other's markets. To provide services, CLECs can either lease from incumbent telecommunication companies the access services to connect their customers, or they can build their own access services. Constructing landline access is very costly and time-consuming; deployment of BWA is relatively quick, efficient, and economical, because it is wireless. Additionally, BWA is scalable, and can be re-deployed in other areas if conditions so dictate, thereby protecting investment.

   Deregulation and competition similar to that experienced in the United States is occurring in most regions of the world. Network service providers are seeking to differentiate their services from the "commodity" status of telecommunications by deploying integrated, digital, high-speed access services. As a result, BWA is very much in current demand, although many competitors vie for this market around the world.

   In many parts of the world, communication services are either inadequate or non-existent due to the lack of existing infrastructure. Additionally, many such countries have both privatized the once state-owned telecommunications monopoly and opened their markets to competitive network service providers. In these market, we believe competitive service providers often find deployment of BWA the quickest, most economical and scalable means of provisioning reliable, modern telecommunications services. Thus, the demand for such wireless access systems are expected to continue to grow.

   For the communications service providers of the world to be eligible to utilize P-Com's BWA systems (which include P-Com's point-to-multipoint and point-to-point radio systems), they must own the licenses required to operate such systems. Once the service provider has obtained the license, they must then determine from a number of competing systems (including non-BWA systems), the one that appears best suited for their particular application. In some cases, competitive systems may be determined to be more appropriate than P-Com systems for the satisfaction of such applications.

 Network Architecture Bottlenecks

   Fiber optic networks have received much attention because of the speed and quality associated with such technology. Increasingly, network service providers are constructing fiber optic interoffice backbones to meet the significant demand created by Internet and other telecommunications services, such as video conferencing. To satisfy the growing user demand for high-speed access, the fiber optic channels would (if not supplemented by other systems) have to extend all the way to the buildings in which the users reside. Such is the case in only about three percent of the commercial buildings within the United States, and that number is not expected to grow much because of the extremely high cost to extend fiber optic channels to buildings. Instead, the fiber optic channel usually ends short of the building, at the beginning of the "last mile". Thus, users are forced to use slower dial-up modem connections and ISDN ("Integrated Services Digital Network") services, or ADSL ("Asymmetrical Digital Subscriber Line") service, if they are fortunate enough to reside within the physical limitations of ADSL service. This local access "bottleneck" denies users the real benefits afforded by fiber optic backbones because the highest speed which users can experience is that of the local access portion of their end-to-end connection. To overcome such limitations in a quick and efficient manner, we believe BWA is attractive to incumbent and competitive carriers alike because the local access speed restrictions are obviated, and because wireless systems can be installed and become operational in weeks as compared to months or years for wired infrastructure, and at a much reduced cost, since streets do not have to be dug up for installation.

 Wireless Access Solutions

   Point-to-Multipoint BWA Service is high-speed wireless technology that provides the highest speed symmetrical access service other than Point-to-Point wireless and dedicated access fiber optic service. This service is experiencing much attention and growing interest because it can be rapidly deployed; it is highly efficient, reliable, and scalable; it is cost effective because it can serve many subscribers from one hub, and can be expanded as demand for service dictates. Nonetheless, system provider conservatism has resulted in P-Com's and its competitors' Point-to-Multipoint products only gradually gaining market share in the BWA market.

   Point-to-Point Wireless BWA is dedicated link wireless technology enabling symmetrical data services between a subscriber and the network. For each new subscriber using this service, the network service provider provides a separate, new set of dedicated equipment. Even providers who offer Point-to-Multipoint services intend to use Point-to-Point technology for those customers with very high capacity requirements. Back-hauls between mobile wireless towers and the mobile switching office is a typical application for this service. As mobile services continue to grow, mobile service providers will have to continue to scale down existing cells into smaller ones to reuse precious spectrum. With each such scale-back comes opportunity for new wireless Point-to-Point applications because of the need for more backhauls. Mobile wireless access to the numerous and growing Internet-based applications is fueling growth in this segment of the wireless market.

The P-Com Solution

 Range of Product Choices

   P-Com offers access providers around the world a range of wireless systems that encompass Point-to-Multipoint BWA, Point-to-Point BWA access, and Spread Spectrum systems. P-Com's systems utilize a common architecture in the millimeter wave and spread spectrum microwave frequencies, including 2.4 GHz,
5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 28
GHz, 31 GHz, 38 GHz, and 50 GHz. Both FDMA (Frequency Division Multiple Access) and TDMA (Time Division Multiple Access) technologies are designed into our systems.

   P-Com first produced and marketed its Point-to-Point systems in 1993. P-Com's Point-to-Multipoint systems became commercially available in 1999, and P-Com's Spread Spectrum Systems became available through P-Com's acquisition of Cylink assets in 1998. In 1999, the revenue mix reflects P-Com's introduction of the Point-to-Multipoint product line, with revenues for the Point-to-Multipoint, Point-to-Point, and Spread Spectrum systems of 1.1%, 59.0%, and 11.3%, respectively.

   Point-to-Multipoint and Point-to-Point BWA systems operate in specific radio frequency bands uniquely allocated by the telecommunications authorities of the nations of the world. To participate in the BWA markets of the world, BWA manufacturers must provide systems that conform to these national frequency specifications. The greater the number of frequencies provided for by the BWA manufacturer, the greater the potential market.

   One of the main objectives of the access providers which buy BWA products from P-Com or its competitors is the establishment of an access system that enables them to derive from their allocated frequency bandwidth the maximum amount of revenue-producing traffic, also known as "throughput." The greater the "throughput" capability of a BWA system, the greater the access provider's revenue production potential from their finite licensed bandwidth.

   Access providers determine from studies of their market whether to provide a Point-to-Multipoint or Point-to-Point system, or a combination of both, to best meet their business plan objectives. Additionally, access providers determine if TDMA or FDMA, or a combination of both, best satisfies their engineering requirements. Although TDMA appears to offer the most cost effective use of bandwidth, FDMA has the advantage of being easier to deploy and allows providers to better guarantee service levels to their customers. The market is still too young to determine which will be the eventual dominant technology either throughout the world or in specific geographic regions. As a result, P-Com has elected to offer both FDMA and TDMA.

   There are many companies entering the point-to-multipoint market. As a result the competitive landscape is in constant change. Therefore all companies in this market must be aware and able to react to product developments to remain competitive. Developments could involve lower cost solutions or more product features.

   P-Com provides both Point-to-Multipoint and Point-to-Point systems in a broad range of frequencies, as stated above. P-Com's competitors' generally provide either point-to-multipoint or point-to-point, but seldom both. P-Com systems provide both TDMA and FDMA capability. Through provision of such a broad range of design options, and through the application of a network management system that is common across all of our systems, P-Com gives BWA service providers broader design latitudes than those available from many competing systems and enables providers to tailor their purchases to help maximize their "throughput." In addition, P-Com's relatively broad range of product offerings tends to cushion P-Com against the risk that a particular frequency or standard might, for whatever reason, come to dominate all marketplace alternatives, or be mandatory for a particular country or project.

   Software embedded in P-Com's systems allows the user to easily configure and adjust system settings such as frequency, power, and capacity without manual tuning and mechanical adjustments. We also provide a full line of Windows and SNMP-based software products that are complementary to our systems as sophisticated diagnostic, maintenance, network management, and system configuration tools.

   Common to all BWA systems like those provided by P-Com are certain limitations. Among the more common of these limitations are the requirement for line-of-sight between the base station and the remote sites; signal fade due to weather conditions like rain, fog, and snow; spacing between the base station and the remotes; signal transmit/receive power levels; poor performance if there is improper antenna alignment; and adjacent cell interference due to improper power levels. Careful and professional execution of engineering of path and site surveys, and of installation and testing procedures, can usually mitigate most of the problems associated with such potential limiting factors.

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

                             [GRAPH APPEARS HERE]

   The following diagram illustrates the use of P-Com systems in a short-haul Point-to-Point telecom access application:


                             [GRAPH APPEARS HERE]


   The diagram below illustrates the use of P-Com systems in the connection of base stations in a cellular or PCN/PCS application:


                             [GRAPH APPEARS HERE]

                                    (LOGO)

Services

   Through P-Com's network services group, P-Com Network Services (Network Services), P-Com provides either turn-key or individual telecommunications services. Network Services can perform and manage almost every aspect of wired or wireless system build-outs, from initial system and path planning through network optimization and maintenance. Also provided are tower design, fabrication, and construction services. For the switching environment, Network Services offers all the resources needed for the installation of central office equipment.

   Network Services has managed the design and construction of both wired and wireless telecommunications systems of various sizes and complexity in the United States, the United Kingdom, Italy, and some twenty-five other countries around the world.

 Manufacturing and Testing

   P-Com received its initial ISO 9001 registration for Campbell, California facility in December, 1993, and was subsequently recertified. Its ISO 9001 registration for its United Kingdom sales and customer support facility was received in 1996; the ISO 9001 registration for our Geritel facility in Italy was received in 1996.

   Once a system reaches commercial status, P-Com contracts with one or more of several certified turn-key fabricators to build systems in commercial quantities. Utilization of such fabricators relieves P-Com of expensive investments in manufacturing facilities and enables P-Com to quickly scale to meet varying customer demands and changes in technology.

   Manufactured systems are tested by P-Com prior to shipment to its customers. Testing includes the complete IDU-ODU assembly (InDoor Unit-- OutDoor Unit), thereby providing customers completely tested end-to-end systems as opposed to independent testing of IDUs and ODUs.

 Sales Channels and P-Com Customers

   P-Com's wireless access systems are sold internationally and domestically through strategic partners, systems providers, original equipment manufacturers (OEMs), and distributors as well as directly.

   P-Com Customers include:

           Ailec          Lucent Technologies
           BellAtlantic   Mercury One-2-One
           Bosch Telecom  Motorola
           Capital Lane   Orange Personal Communications
           Comtel         Siemens
           Embratel       Tellabs
           Ericsson       WinStar Communications

   During 1999, sales to Orange Personal Communications Services, Bosch Telecom, and WinStar Communications accounted for approximately 20%, 13% and 11% of our total sales, respectively. We expect that sales to relatively few customers will continue to account for a high percentage of our sales in the foreseeable future. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or a major reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the telecommunications industry, may have a material adverse effect on our business, financial condition and results of operations. While we generally enter into written agreements with our major customers, they do not provide for minimum purchase commitments. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunication industry and the economy in general.

   We operate in two segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of organizations primarily located in the United States, the United Kingdom and Italy, which provide comprehensive network services including system and program planning, and management, path design, and installation for the wireless communications market. See Note 14 to the Financial Statements for additional information regarding the operations of our operating segments, as well as the allocation of sales by geographic customer destination.

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

 The P-Com Strategy

   P-Com's goal is to be the leading worldwide supplier of high-performance Point-to-Multipoint, Point-to-Point, and Spread Spectrum wireless access equipment. P-Com's strategy to accomplish this objective is to:

   Focus on Point-to-Multipoint, Point-to-Point, and Spread Spectrum Microwave Markets. P-Com is designing products specifically for the millimeter wave and spread spectrum microwave frequency bands. We have designed P-Com's core architecture to optimize the systems for operation at millimeter and microwave frequencies.

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

Technology

   P-Com's approach to Point-to-Multipoint, Point-to-Point, and Spread Spectrum radio systems is, we believe, significantly different from conventional approaches. Through use of proprietary digital signal processing, frequency converter, and antenna interface technology, and proprietary software and custom application-specific integrated circuits, P-Com produces highly-integrated, feature-rich systems. The results of this integrated design are reliability and cost advantages. The microprocessor and embedded software in both the IDU and ODU enclosures enable flexible customization to the user's specific telecommunications requirements.

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

   Our spread spectrum products use biphase shift keying (BPSK), minimal shift keying (MSK), quadrature phase shift keying (QPSK) or quadrature amplitude modulation (QAM) in the IDU. This signal is up converted into a microwave frequency in the ODU, or in the case of some products, a single, stand-alone terminal can be installed indoors or outdoors. This signal is then routed to the antenna to be transmitted. The receiving antenna captures the signal power and routes it to the ODU. The ODU down-converts the signal to be demodulated in the IDU.

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

   The modulation of each carrier can also be software configured from 4-level to 16- or 64-level QAM, as well as QPSK. This provides the network provider with the capability to best match the capacity demands of customers with the range trade-off of each modulation level. Such flexibility enables operators to optimally use the available spectrum.

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

Employees

   During January, February, April and July of 1999, the Company laid off approximately 74 employees from its Campbell facilities, 18 employees from its Redditch facilities, and 4 employees from its Florida facilities. All employees were properly notified of the impending layoff in advance and were given severance pay. Each functional vice president submitted a list of eligible employees for the reduction in force to the Human Resources Department where a summary list was prepared.

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

ITEM 2. PROPERTIES.

     Location of                                       Square          Date Lease
 Leased Facility (1)            Functions              Footage          Expires
 -------------------            ---------              -------         ----------
 HEADQUARTERS
  Campbell, CA                Administration           61, 000       September 2005
  USA                     Sales/Customer Support
                               Engineering
                              Manufacturing

  Campbell, CA                Manufacturing             25,000       September 2002

  San Jose, CA                  Warehouse               34,000       September 2000

  Redditch, England       Sales/Customer Support         5,500         June 2005

  Watford, England         Research/Development          7,500         April 2008

  Redditch, England             Warehouse                6,800       September 2004

  Vienna, VA                  Administration            15,000         April 2002
                          Sales/Customer Support

  Sterling, VA                Administration            15,000       September 2000

  Orange, CA                    Warehouse                3,400         April 2000

  Northants, England          Administration             5,290        August 2011
                          Sales/Customer Support

  Essex, England              Administration             8,000       September 2007
                          Sales/Customer Support

  Fair Lawn, NJ               Administration            43,700         June 2005
                          Sales/Customer Support
                               Engineering
                              Manufacturing

  Frankfurt, Germany         Warehouse/Sales            11,000       September 2000
                           and Customer Support

  Melbourne, Florida       Research/Development         36,250         June 2001

  Beijing, China          Sales/Customer Support         3,500         March 2000

  Mexico City, Mexico     Sales/Customer Support         4,050       Month to Month
                              Administration

  Rome, Italy (2)         Sales/Customer Support        27,000        October 2001
                               Engineering
                              Manufacturing

  Rome, Italy (2)               Warehouse                2,000         June 2001

-------
(1) All locations support product sales except Vienna, VA; Sterling, VA; Northants, England; and Essex, England which support service sales.

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   None.

              EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

   The executive officers and directors of the Company, their ages as of March 29, 2000, and their positions and their backgrounds are as follows:

   Name                     Age                     Position
   ----                     ---                     --------
   George P. Roberts.......  67 Chairman of the Board and Chief Executive
                                Officer
   James J. Sobczak........  58 President and Chief Operating Officer, Director
   Robert E. Collins.......  53 Chief Financial Officer, Vice President
   John R. Wood............  44 Senior Vice President, Advanced Technologies
   Brian T. Josling........  57 Director
   John A. Hawkins.........  39 Director
   M. Bernard Puckett......  54 Director

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

   Mr. Sobczak has served as President and Chief Operating Officer since September 1999 and as a Director of the Company since April 1997. From 1991 to September of 1999 served as the President of Telecommunications Education and Research Network, Inc. ("TERN"), a non-profit company that manages a broadband network providing research and education support to over 35 universities.

   Mr. Collins has served as Vice President and Chief Financial Officer since April 1999. From 1998-1999 he served as Vice President and Chief Financial Officer of Bell Sports, a major manufacturer of bicycle and auto racing helmets. From 1995 to 1998 Mr. Collins was Vice President and Chief Financial Officer of Zilog, Inc. a semiconductor company.

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

Board Committees and Meetings

   The Board of Directors held ten (10) meetings and acted by unanimous written consent 18 times during the fiscal year ended December 31, 1999. The Board of Directors has an Audit Committee and a Compensation Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board on which such director served during the portion of 1999.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Our Common Stock is quoted in the Nasdaq National Market under the symbol PCMS. The following table sets forth the range of high and low closing sale prices, as reported on the Nasdaq National Market for each quarter in 1998 and 1999.

   At March 13, 2000, we had approximately 460 holders of record of its Common Stock.

                                                                Price Range of
                                                                 Common Stock
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
   Year Ended December 31, 1998
     First Quarter............................................. $ 21.13 $ 15.56
     Second Quarter............................................   20.50    8.88
     Third Quarter.............................................    8.81    2.38
     Fourth Quarter............................................    4.38    2.50

   Year Ended December 31, 1999
     First Quarter............................................. $ 10.38 $  3.31
     Second Quarter............................................    7.72    3.75
     Third Quarter.............................................    8.00    3.69
     Fourth Quarter............................................   10.00    4.56

Recent Sales of Unregistered Securities

   On December 22, 1998, we issued to Castle Creek Technology Partners LLC, Capital Ventures International and Marshall Capital Management, Inc., 5,500, 5,000, and 4,500 shares, respectively, our Series B Preferred Stock and warrants to purchase 455,494, 414,086, and 372,677 shares, respectively, of Common Stock for an aggregate purchase price of $15,000,000. The conversion price of the Series B Preferred Stock is equal to the lower of $5.46 per share or 101% of the lowest three-day average closing bid prices for the Common Stock during the fifteen consecutive day trading period immediately prior to such conversion. The sale was arranged by Paine Webber Incorporated which received a placement fee. The Series B Prefered Stock was issued in a non-public offering pursuant to transactions exempt under section 4(2) of the Securities Act.

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

   To date, we have has not paid any cash dividends on shares of its Common Stock. We currently anticipates that we will retain any available funds for use in the operation of our business, and does not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of several of our agreements prohibit us from paying any dividends without the prior approval of the other parties named therein.

ITEM 6. SELECTED FINANCIAL DATA.

                                          Year Ended December 31,
                             ---------------------------------------------------
                                            1998
                               1999     (restated)(2)   1997      1996    1995
                             ---------  ------------- --------  -------- -------
                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS
 DATA:
Sales:
 Product...................  $ 116,409    $118,948    $169,453  $101,853 $52,856
 Service...................     40,470      43,597      30,157    19,100  11,607
                             ---------    --------    --------  -------- -------
   Total sales.............    156,879     162,545     199,610   120,953  64,463
                             ---------    --------    --------  -------- -------
Cost of sales:
 Product...................    107,378      93,829      96,948    60,362  29,949
 Service...................     28,274      30,777      18,968    13,696   7,507
                             ---------    --------    --------  -------- -------
   Total cost of sales.....    135,652     124,606     115,916    74,058  37,456
                             ---------    --------    --------  -------- -------
 Gross profit..............     21,227      37,939      83,694    46,895  27,007
                             ---------    --------    --------  -------- -------
Operating expenses:
 Research and
  development..............     32,431      38,882      27,854    20,163  12,284
 Selling and marketing.....     17,135      19,224      12,795     7,525   4,837
 General and
  administrative...........     25,179      24,260      11,029    10,178   5,573
 Goodwill amortization.....      6,547       5,023       1,380       105     --
 Restructuring charges.....      3,300       4,332         --        --      --
 Acquired in-process
  research and
  development(2)...........        --       15,442         --        --      --
                             ---------    --------    --------  -------- -------
   Total operating
    expenses...............     84,592     107,163      53,058    37,971  22,694
                             ---------    --------    --------  -------- -------
Income (loss) from
 operations................    (63,365)    (69,224)     30,636     8,924   4,313
Interest expense...........     (8,175)     (8,652)     (1,811)      --      --
Other income (expense),
 net.......................     (2,537)      1,446       1,988       906     167
                             ---------    --------    --------  -------- -------
Income (loss) from
 continuing operations
 before income taxes and
 extraordinary item........    (74,077)    (76,430)     30,813     9,830   4,480
Provision (benefit) for
 income taxes..............      1,407     (11,501)     11,018       956     761
                             ---------    --------    --------  -------- -------
Income (loss) from
 continuing operations
 before extraordinary
 item......................    (75,484)    (64,929)     19,795     8,874   3,719
                             ---------    --------    --------  -------- -------
Discontinued Operations(2):
 Loss from operations......    (13,903)     (2,869)       (904)      --      --
 Loss on disposal..........    (26,901)        --          --        --      --
                             ---------    --------    --------  -------- -------
                               (40,804)     (2,869)       (904)      --      --
                             ---------    --------    --------  -------- -------
Extraordinary gain on
 retirement of notes.......     13,239       5,333         --        --      --
                             ---------    --------    --------  -------- -------
Net income (loss)..........  $(103,049)   $(62,465)   $ 18,891  $  8,874 $ 3,719
                             ---------    --------    --------  -------- -------
Net income (loss)
 applicable to Common
 Stockholders:
 Net income (loss).........  $(103,049)   $(62,465)   $ 18,891  $  8,874 $ 3,719
 Charge related to
  Preferred Stock
  discount.................                 (1,839)        --        --      --
 Loss on conversion of
  Preferred Stock to
  Common Stock.............    (18,521)        --          --        --      --
                             ---------    --------    --------  -------- -------
Net income (loss)
 applicable to Common
 Stockholders..............  $(121,570)   $(64,304)   $ 18,891  $  8,874 $ 3,719
                             =========    ========    ========  ======== =======
Basic income (loss) per
 share(1):
 Income (loss) from
  continuing operations....  $   (1.32)   $  (1.50)   $   0.47  $   0.23 $  0.11
 Loss from discontinued
  operations...............      (0.72)      (0.07)      (0.02)      --      --
 Extraordinary gain on
  retirement of notes......       0.23        0.12         --        --      --
 Charges related to
  Preferred Stock discount
  and Loss on Conversion
  of Preferred Stock.......      (0.32)      (0.04)        --        --      --
                             ---------    --------    --------  -------- -------
 Net income (loss) per
  share applicable to
  Common Stockholders......  $   (2.13)   $  (1.49)   $   0.45  $   0.23 $  0.11
                             =========    ========    ========  ======== =======
Diluted income (loss) per
 share(1):
 Income (loss) from
  continuing operations....  $   (1.32)   $  (1.50)   $   0.44  $   0.22 $  0.11
 Loss from discontinued
  operations...............      (0.72)      (0.07)      (0.02)      --      --
 Extraordinary gain on
  retirement of Notes......       0.23        0.12         --        --      --
Charges related to
 Preferred Stock discount
 and Loss on Conversion of
 Preferred Stock...........      (0.32)      (0.04)        --        --      --
                             ---------    --------    --------  -------- -------
   Diluted net income
    (loss) per share
    applicable to common
    stockholders...........  $   (2.13)   $  (1.49)   $   0.42  $   0.22 $  0.11
                             =========    ========    ========  ======== =======
Shares used in per share
 computations:
 Basic.....................     56,995      43,254      42,175    38,762  32,645
                             =========    ========    ========  ======== =======
 Diluted...................     56,995      43,254      44,570    40,607  34,853
                             =========    ========    ========  ======== =======

                                               December 31,
                               -----------------------------------------------
                                 1999       1998      1997     1996     1995
                               ---------  --------  -------- --------  -------
                                              (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents....  $  11,629  $ 29,241  $ 88,145 $ 42,226  $ 8,871
Working capital..............     31,984    78,967   196,279   90,811   38,473
Total assets.................    213,640   315,217   305,521  155,452   62,964
Long-term debt...............     39,858    97,769   101,690      914      491
Mandatorily Redeemable
 Preferred Stock.............        --     13,559       --       --       --
Mandatorily Redeemable Common
 Stock Warrants..............        --      1,839       --       --       --
Retained earnings
 (accumulated deficit).......   (148,973)  (45,924)   18,380     (511)  (9,360)
Stockholders' equity.........     89,215    99,409   148,297  112,479   47,258

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method used to determine share and per share amounts.

(2) The financial information presented in this Annual Report on Form 10-K has been restated to include (a) the operating results of Control Resources Corporation, which was acquired in a pooling-of-interests transaction on May 29, 1997; (b) RT Masts Limited and Telematics, Inc., which were acquired in pooling-of-interests transactions on November 27, 1997, (c) to revise the accounting treatment of certain contracts with a major customer, the net effect of which was to reduce 1998 revenue and pretax income by $7.1 million and to reduce the first quarter of 1999 revenue and pretax income by $0.9 million; and (d) the decision to report the divestiture of our wholly owned Italian subsidiary Technosystem as a discontinued operation resulting in this business segment no longer being included in the our financial statements on a line item basis, but instead shown separately as a discontinued operation. See Notes 2, 3 and 8 to the Consolidated Financial Statements.

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

Overview

   We supply equipment and services for access to worldwide telecommnications and broadcast networks. We founded the Company in April 1991 to develop, manufacture, market and sell millimiter wave radio systems for wireless networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provides software and related services for these products. Additionally, we offer turnkey microwave relocation services, engineering, path design, program management, installation and maintenance of communication systems to network service providers. Our point-to-multipoint radio system for use in the telecommunications industry has reached the production stage and shipments resulted in production revenues beginning in the fourth quarter of 1999. We anticipate that our ability to generate future revenues and profits will depend in large part on the success of the point-to-multipoint product line.

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

   We amended, and pursuant to those amendments have revised, our 1998 and first quarter of 1999 financial statements to revise the accounting treatment of certain contracts with a major customer. Under a joint license and development contract, we recognized $10.5 million of revenue in 1998 and $1.5 million in the first quarter of 1999 of this $12 million contract on a percentage of completion basis. As previously disclosed, we determined that a related Original Equipment Manufacturer ("OEM") agreement which provided for subsequent payments of $8 million to this customer, specifically earmarked for marketing our products manufactured for this customer, should have offset a portion of the revenue recognized previously. The net effect of this restatement was to reduce 1998 revenue and increase pretax loss by $7.1 million and to reduce 1999 revenue and increase 1999 pretax loss by $0.9 million.

   In March 1998, we recorded a charge for purchased in-process research and development (IPR&D) in a manner consistent with widely recognized appraisal practices at the date of acquisition. In the fourth quarter 1998 we became aware of new information which brought into question the traditional appraisal methodology and revised its purchase price allocation based upon a more current and preferred methodology. As a result, the 1998 first quarter charge for acquired IPR&D was decreased from $33.9 to $15.4 million. The result of this restatement is a decrease of $18.5 million in IPR&D charge with a corresponding increase in goodwill and other intangible assets.

Years Ended 1999, 1998 and 1997

   Sales. Sales consist of revenues from radio systems and service offerings.

   In 1999, 1998 and 1997, sales were approximately $156.9 million, $162.5 million, and $199.6 million, respectively. The 3.5% decrease in sales from 1998 to 1999 was primarily due to the downturn in the telecommunications equipment market.

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

   During 1999, the Tel-Link Point-to-Point product line contributed approximately 59.0% of our total sales, compared to approximately 58.2% of our sales during 1998 and 77.6% during 1997. The Spread Spectrum product line contributed approximately 11.3% of our total sales during 1999, compared to approximately 10.6% of our sales during 1998 and 0% during 1997. While our Point-to-Multipoint Tel-Link product line, which was introduced in late fourth quarter 1999, contributed only approximately $1.1 million of sales in 1999, we are experiencing strong indications of interest in this product line which we expect will result in increased sales in 2000.

   Sales to Orange Personal Communications Services accounted for approximately 20%, 24% and 15% of total sales in 1999, 1998 and 1997, respectively. Sales to WinStar Communications accounted for approximately 13% and 11% of total sales in 1999 and 1997. Sales to Bosch Telecom accounted for approximately 13% of total sales in 1999.

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

   Historically, we have generated a majority of our sales outside of the United States. During 1999, we generated approximately 30.8% of our sales in the US, 34.5% in the United Kingdom, 18.0% in Europe excluding the UK, 6.1% in Asia, and 10.7% in other geographic regions. During 1998, we generated approximately 25.6% of our sales in the US, 43.9% in the United Kingdom, 7.5% in Europe excluding the UK, 11.8% in Africa, 11.3% in Asia and 16.7% in other geographic regions. During 1997, we generated approximately 35.2% of our sales in the US, 34.7% in the United Kingdom, 11.9% in Europe excluding the UK, 3.2% in Africa, 7.8% in Asia and 7.1% in other geographic regions.


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

   Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. In 1999, 1998 and 1997, goodwill amortization was approximately $6.5 million, $5.0 million, and $1.4 million, respectively. The increase in goodwill amortization for 1999 as compared to 1998 was due to recording a full year of amortization expense relating to the acquisition of the assets of the Cylink Wireless Group on March 28, 1998. The increase in goodwill amortization from 1997 to 1998 was due to recording a full year of amortization expense for the acquisitions of and the assets of CSM, a Vienna, Virginia-based partnership, which was acquired in February 1997 and March 1997, respectively, and recording nine months of amortization for the acquisition of the Cylink Wireless Group which took place in March 1998.

   We are currently evaluating and revising our business plan for the Cylink Wireless Group, and based on changes to the Cylink Wireless Group's expected revenue stream, an evaluation analysis of the recoverability of the goodwill related to this acquisition may be required. Should a determination be made which indicates that the goodwill balance is impaired, we may be required to expense the impaired portion during 2000.

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

   The accrued restructuring and other charges and amounts charged against the accrual as of December 31, 1999 are as follows (in thousands):

                                Accrual At            Expenditures  Accrual At
                               December 31,               and      December 31,
                                   1998     Additions  Write-offs      1999
                               ------------ --------- ------------ ------------
Severance and benefits.......    $   569     $   300    $   (869)    $   --
Facility and fixed asset
 write-offs..................        879       3,000      (3,879)        --
Goodwill impairment..........      2,884         --       (2,884)        --
                                 -------     -------    --------     -------
Total restructuring charges..      4,332       3,300      (7,632)        --
                                 -------     -------    --------     -------
Inventory reserve............     16,922      15,400     (16,142)     16,180
Non-cancellable purchase
 commitments reserve.........        --        6,000      (3,053)      2,947
                                 -------     -------    --------     -------
Total inventory and other
 related charges.............     16,922      21,400     (19,195)     19,127
                                 -------     -------    --------     -------
Accounts receivable reserve..      5,386      11,800      (7,517)      9,669
                                 -------     -------    --------     -------
Total accrued restructuring
 and other unusual charges...    $26,640     $36,500    $(34,344)    $28,796
                                 =======     =======    ========     =======

   We expect that operating expenses, including research and development, selling and marketing, and general and administrative costs will decrease as a percentage of sales in 2000 as a result of the cost reduction plan implemented in 1999.

   In-Process Research and Development. We had no expenses for acquired in-process research and development in 1999.

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

   During 1998, due to limited staff and facilities, we delayed the research project for the new narrowband point-to-multipoint project acquired from the Cylink Wireless Group and focused available resources on the broadband point-to-multipoint project which is targeted for a larger addressable market. The narrowband point-to-multipoint project has a total remaining expected development cost of approximately $2.4 million and, due to the allocation of resources is not expected to be completed prior to the end of year 2000. The point-to-point project, discussed above, which was acquired from the Cylink Wireless Group, was completed during 1998 at an estimated total cost of $2.0 million. The enhanced Airlink projects were completed during 1999 at an estimated total cost of $0.6 million.

   If the remaining projects are not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired.

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

   Discontinued operations. In August 1999, our Board of Directors decided to divest our broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business is being reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the 1999 Consolidated Balance Sheet, "net assets of discontinued operations", and in the "discontinued operations" line of the Consolidated Statements of Operations. The "net assets of discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of the business.

   In 1999 we recorded an estimated loss on disposal of $26.9 million, including the write-off of approximately $12.5 million of goodwill, related to the disposal of Technosystem. Losses from discontinued operations were $8.2 million, $2.9 million and $0.9 million in 1999, 1998 and 1997, respectively. The divestiture, which was completed in February 2000, is not expected to have a material impact on future revenues and operational expenses.

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

   In December 1998, we completed a private placement of 15,000 shares of a newly designated Series B Convertible Participating Preferred stock and warrants to purchase up to 1,242,000 shares of Common Stock for $15 million. During the period of conversion of the Series B preferred stock, we recorded a charge for the accretion of the Series B preferred stock to its redemption value as a dividend to the holders of the Series B preferred stock. Consequently, we recorded a charge of approximately $1.8 million to its accumulated deficit in 1998.

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

   Provision (Benefit) for Income Taxes. Our effective tax rates for 1999, 1998 and 1997 were 1.4%, 16.9% and 36.9% respectively. Our effective tax rate is less than the combined federal and state statutory rate due principally to net operating losses and loss credit carry forwards available to offset taxable income. Though most of our sales are to foreign customers, the majority of our pre-tax income is domestic as most sales originate in the United States.

Liquidity And Capital Resources

   Since our inception in August 1991, we have financed our operations and met our capital requirements through net proceeds of approximately $89.5 million from our initial and two follow-on public offerings of our Common Stock, two private placements of Common Stock yielding approximately $43.0 million in January 2000 and $38.3 million in June 1999, four preferred stock financings aggregating approximately $32.2 million, including a $13.6 million preferred stock financing in 1998, Notes with net proceeds of approximately
$97.5 million in 1997 and borrowings under bank lines of credit and equipment lease arrangements.

   In 1999, we used approximately $29.4 million of cash in operating activities, primarily due to the net loss of $103.0 million and the non-cash gain on exchange of Convertible Notes of $13.2 million offset by non-cash charges for restructuring and other charges aggregating $36.5 million and the loss on disposal of discontinued operations of $26.9 million. In addition, we experienced increases in operating cash flow from non-cash depreciation and amortization, and an increase related to accrued liabilities offset by a decrease related to accounts receivable.

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

   In addition to the revolving line of credit, our foreign subsidiaries have lines of credit available from various financial institutions with interest rates ranging from 8% to 12%. At December 31, 1999, $1.1 million had been drawn down under these facilities. Subsequent to our year-end these liabilities were assumed by the purchasers of Technosystem upon the consummation of its disposition.

   At present, we do not have any material commitments for capital equipment purchases. However, our future capital requirements will depend upon many factors, including the repayment of our debt, the development of new radio systems and related software tools, potential acquisitions, the extent and timing of acceptance of our radio systems in the market, requirements to maintain adequate manufacturing facilities, working capital requirements for our acquired entities, the progress of our research and development efforts, expansion of our marketing and sales efforts, our results of operations and the status of competitive products. We believe that cash and cash equivalents on hand, cash flow from operations and funds available, if any, from our loan agreement should be adequate to fund our operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that we will not require additional financing prior to such date to fund our operations.

   We have in the past and may from time to time in the future sell our receivables, as part of an overall customer financing program, with immaterial recourse to the Company. There can be no assurance that we will be able to locate parties to purchase such receivables on acceptable terms, or at all. To the extent that our financial resources are insufficient to fund our activities and to repay our debts, additional funds will be required. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its research and development or manufacturing programs, cease our acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

   We are prohibited by the January 2000 agreement, under which we sold 7,530,642 shares of Common Stock, from issuing, offering or selling any Common Stock, or other equity security, at any time before we register the 7,530,642 shares for resale, for less than 85% of the average closing sale price of our shares over the 60 trading days before the new shares are sold. In addition, the January 2000 investors have a right of first offer if their shares have not been registered and the new shares are sold for less than $5.71 per share. We have not yet been able to register the 7,530,642 shares for resale, and in the recent past we have not been successful in having shares registered for resale on a timely basis. Therefore these provisions could prevent us from selling stock to raise funds, regardless of our needs and regardless of the fairness of the proposed sales.

   For risk factors associated with our future capital requirements, please see "Rapid Technological Change-- Additional Capital Requirements."

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

                  CERTAIN RISK FACTORS AFFECTING THE COMPANY

   We do not have the customer base or other resources of more established companies, which makes it more difficult for us to address the liquidity and other challenges we face

   We have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by older, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so from time to time we may face serious challenges in financing our continued operation. We may not be able to successfully address these risks, which would adversely affect our results of operations and, ultimately, our stock price.

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

   To date, the Company generated sales of approximately $805.9 million (including Technosystem S.p.A and Cemetel S.r.l.) since inception. From inception in October 1993 through December 31, 1996, sales were $234.1 million or 29.0% of sales to date. For the period from January 1, 1997 through June 30, 1998, the Company entered into a growth stage, resulting in sales of $336.7 million for this 18 month period or 41.8% of total sales to date. Sales of $235.1 million or 29.2% of total sales were generated in the 18 month period from July 1, 1998 through December 31, 1999. The decrease in sales during the 18 months ended December 31, 1999 was primarily due to the worldwide downturn in the telecommunications equipment market as a whole, which began in the second half of 1998, in part due to the economic turmoil which began in the Pacific Rim countries. There can be no assurance that the Company's revenue will return to or increase from the levels experienced in 1997 or the first half of 1998, or that sales will not decline.

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

Customer Concentration

   For 1999 and 1998, approximately two hundred customers accounted for substantially all of the Company's sales. Sales to Orange Personal Communications Services accounted for approximately 20%, 24% and 15% of total sales in 1999, 1998 and 1997, respectively. Sales to WinStar Communications accounted for approximately 13% and 11% of total sales in 1999 and 1997. Sales to Bosch Telecom accounted for approximately 13% of total sales in 1999. Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and Continental Europe. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis.

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

  .  fuctuations in foreign currency exchange rates;

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

Acquisition Related Risks

 The Company may be unable to realize the full value of its past acquisitions

   From April 1996 through 1998, the Company acquired nine complementary companies and businesses. Integration and management of these companies into the Company's business is ongoing. Some of these acquisitions have not resulted in the benefits originally anticipated and two of these companies, Technosystem S.p.A. and Cemetel S.r.l. were divested in February, 2000 and the Company is exploring the possibility of disposing of Control Resources Corporation. The Company has encountered or expects to encounter the following problems relating to such transactions:

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

   While we have now integrated the acquired businesses, we may continue to encounter problems related to the management of these companies. Overcoming existing and potential problems may entail increased costs, additional investment and diversion of management attention and other resources, or require divestment of one or more business units, which may adversely affect our business, financial condition and operating results. In this regard, we are contemplating the sale of three business units, Technosystem, Cemetel S.r.l., and Control Resources Corporation (CRC), which primarily represented non-core business products, such as broadcast equipment and network monitoring equipment. Through December 31, 1999 the negative impact on the financial statements of Technosystem was $44.6 million, including a loss on disposal of $26.9 million. The impact on the financial statements on the divestitures on future revenues and operational expenses is not expected to be material. In addition, we have written off assets of several of our other acquired companies for which the acquisitions have not worked out as originally anticipated.

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


 Accounting Issues Related to Acquisitions

   It is anticipated that beginning in late 2000, all business acquisitions must be accounted for under the purchase method of accounting for financial reporting purposes. All of the Company's past acquisitions, except the acquisitions of CRC, RT Masts and Telematics, have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized. This amortization expense may have a significant effect on the Company's financial results.

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

Uncertainty in International Operations

   In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States and other areas. Most of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired three companies based in Italy, Technosystem S.p.A., Cemetel S.r.l., and P-Com Italia S.p.A., and two United Kingdom-based companies, RT Masts and Telesys Limited, as well as the acquisition of the assets of the Cylink Wireless Group, a division with substantial international operations. Many of these acquired companies sell their products and services primarily to customers in Europe, the Middle East and Africa. In February 2000, the Company sold Technosystem S.p.A. and Cemetel S.r.l. at a significant loss.

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

   If adequate funds are not available, we may be required to restructure or refinance our debt or delay, scale back or eliminate our research and development, acquisition or manufacturing programs. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition and further erode our stock price.

   We are prohibited by the agreement under which we privately sold 7,530,642 shares of Common Stock in January 2000 from issuing, offering or selling any Common Stock or other equity security for less than 85% of the average closing sale price of our Common Stock over the 60 trading days before the sale of the new shares, if we have not then registered the 7,530,642 shares for resale. We have not yet registered the 7,530,642 shares for resale, and we may not be able to find a buyer for our shares except at a price below that 85% threshold. Therefore, we would not be able to sell shares without all the January 2000 investors' consent, unless we achieve registration of their shares or unless the new sale price exceeds the 85% threshold. The January 2000 investors also have a 20-day right of first offer against the sale of new shares for less than $5.71 per share, until their 7,530,642 shares are registered for resale.

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

ITEM 8. FINANCIAL STATEMENTS

                                  P-COM, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----
FINANCIAL STATEMENTS:

  Report of Independent Accountants.......................................  44

  Consolidated Balance Sheets at December 31, 1999 and 1998...............  45

  Consolidated Statements of Operations for the years ended December 31,
   1999, 1998, and 1997...................................................  46

  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1999, 1998, and 1997......................................  47

  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997....................................................  48

  Notes to Consolidated Financial Statements..............................  49

FINANCIAL STATEMENT SCHEDULE:

  Schedule II--Valuation and Qualifying Accounts..........................  72

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

                                          PricewaterhouseCoopers LLP

San Jose, California
March 30, 2000

                                  P-COM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                             December 31,
                                                        -----------------------
                                                          1999         1998
                                                        ---------  ------------
                                                                    (restated)
                                                                   (See Note 2)
                        ASSETS

Current assets:
  Cash and cash equivalents............................ $  11,629    $ 29,241
  Accounts receivable, net of allowances of $14,899 and
   $9,591 respectively.................................    38,935      51,392
  Inventory............................................    46,849      79,026
  Prepaid expenses and notes receivable................    15,987      21,949
  Net assets of discontinued operations................     3,151         --
                                                        ---------    --------
    Total current assets...............................   116,551     181,608
Property and equipment, net............................    36,626      52,086
Deferred income taxes..................................     9,858       9,678
Goodwill and other assets..............................    50,605      71,845
                                                        ---------    --------
                                                        $ 213,640    $315,217
                                                        =========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................... $  34,275    $ 39,618
  Accrued employee benefits............................     2,894       3,345
  Other accrued liabilities............................    15,841      10,318
  Deferred contract obligation.........................     8,000       3,000
  Notes payable........................................    23,557      46,360
                                                        ---------    --------
    Total current liabilities..........................    84,567     102,641
                                                        ---------    --------
Other long term liabilities............................     3,542      12,119
                                                        ---------    --------
Convertible Subordinated Notes.........................    36,316      85,650
                                                        ---------    --------
Series B Mandatorily Redeemable Convertible Preferred
 Stock.................................................       --       13,559
                                                        ---------    --------
Mandatorily Redeemable Common Stock Warrants...........       --        1,839
                                                        ---------    --------
Commitments and contingent liabilities (Notes 12 and
 16)

Stockholders' equity:
  Series A Preferred Stock.............................       --          --
  Common Stock, $0.0001 par value; 95,000 shares
   authorized; 67,400 and 45,870 shares issued and
   outstanding at December 31, 1999 and 1998,
   respectively........................................         7           5
  Additional paid-in capital...........................   238,721     145,246
  Accumulated deficit..................................  (148,973)    (45,924)
  Accumulated other comprehensive income (loss)........      (540)         82
                                                        ---------    --------
    Total stockholders' equity.........................    89,215      99,409
                                                        ---------    --------
                                                        $ 213,640    $315,217
                                                        =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year Ended December 31,
                                               --------------------------------
                                                 1999         1998       1997
                                               ---------  ------------ --------
                                                           (restated)
                                                          (See Note 2)
Sales:
 Product.....................................  $ 116,409    $118,948   $169,453
 Service.....................................     40,470      43,597     30,157
                                               ---------    --------   --------
   Total sales...............................    156,879     162,545    199,610
                                               ---------    --------   --------
Cost of sales:
 Product.....................................    107,378      93,829     96,948
 Service.....................................     28,274      30,777     18,968
                                               ---------    --------   --------
   Total cost of sales.......................    135,652     124,606    115,916
                                               ---------    --------   --------
Gross profit.................................     21,227      37,939     83,694
                                               ---------    --------   --------
Operating expenses:
 Research and development....................     32,431      38,882     27,854
 Selling and marketing.......................     17,135      19,224     12,795
 General and administrative..................     25,179      24,260     11,029
 Goodwill amortization.......................      6,547       5,023      1,380
 Restructuring charge........................      3,300       4,332        --
 Acquired in-process research and
  development................................        --       15,442        --
                                               ---------    --------   --------
   Total operating expenses..................     84,592     107,163     53,058
                                               ---------    --------   --------
Income (loss) from continuing operations.....    (63,365)    (69,224)    30,636
Interest expense.............................     (8,175)     (8,652)    (1,811)
Other income (expense), net..................     (2,537)      1,446      1,988
                                               ---------    --------   --------
Income (loss) from continuing operations
 before income taxes and extraordinary item..    (74,077)    (76,430)    30,813
Provision (benefit) for income taxes.........      1,407     (11,501)    11,018
                                               ---------    --------   --------
Income (loss) from continuing operations
 before extraordinary item...................    (75,484)    (64,929)    19,795
                                               ---------    --------   --------
Discontinued operations:
 Loss from operations........................    (13,903)     (2,869)      (904)
 Loss on disposal............................    (26,901)        --         --
                                               ---------    --------   --------
                                                 (40,804)     (2,869)      (904)
                                               ---------    --------   --------
Extraordinary gain on retirement of Notes....     13,239       5,333        --
                                               ---------    --------   --------
 Net income (loss)...........................  $(103,049)   $(62,465)  $ 18,891
                                               =========    ========   ========
Net income (loss) applicable to Common
 Stockholders:
 Net income (loss)...........................  $(103,049)   $(62,465)  $ 18,891
 Charge related to Preferred Stock
  discount...................................        --       (1,839)       --
 Loss on conversion of Preferred Stock to
  Common Stock...............................    (18,521)        --         --
                                               ---------    --------   --------
 Net income (loss) applicable to Common
  Stockholders...............................  $(121,570)   $(64,304)  $ 18,891
                                               =========    ========   ========
Basic income (loss) per share:
 Income (loss) from continuing operations....  $   (1.32)   $  (1.50)  $   0.47
 Loss from discontinued operations...........      (0.72)      (0.07)     (0.02)
 Extraordinary gain on retirement of Notes...       0.23        0.12        --
 Charges related to Preferred Stock discount
  and loss on Conversion of Preferred Stock
  to Common Stock............................      (0.32)      (0.04)       --
                                               ---------    --------   --------
Basic net income (loss) per share applicable
 to common stockholders......................  $   (2.13)   $  (1.49)  $   0.45
                                               =========    ========   ========
Diluted income (loss) per share:
 Income (loss) from continuing operations....  $   (1.32)   $  (1.50)  $   0.44
 Loss from disposal of discontinued
  operations.................................      (0.72)      (0.07)     (0.02)
 Extraordinary gain on retirement of Notes...       0.23        0.12        --
 Charges related to Preferred Stock discount
  and loss on Conversion of Preferred Stock
  to Common Stock............................      (0.32)      (0.04)       --
                                               ---------    --------   --------
Diluted Net income (loss) per share
 applicable to Common Stockholders...........  $   (2.13)   $  (1.49)  $  (0.42)
                                               =========    ========   ========
Shares used in per share computations:
 Basic.......................................     56,995      43,254     42,175
                                               =========    ========   ========
 Diluted.....................................     56,995      43,254     44,570
                                               =========    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                     Retained    Accumulated
                          Common Stock  Additional   Earnings       Other
                          -------------  Paid-In   (Accumulated Comprehensive Comprehensive
                          Shares Amount  Capital     Deficit)   Income (Loss) Income (Loss)
                          ------ ------ ---------- ------------ ------------- -------------
Balance at December 31,
 1996...................  40,837  $ 4    $112,913   $    (511)     $    73
Conversion of
 shareholder's loan to
 equity by Geritel......     --    --         368         --
Issuance of Common Stock
 for the purchase of
 CSM....................     797   --      14,500         --
Issuance of Common Stock
 upon exercise of stock
 options and warrants...     878   --       2,912         --
Cumulative translation
 adjustment.............     --    --         --          --        (1,895)     $  (1,895)
Issuance of Common Stock
 under employee stock
 purchase plan..........     152   --       1,042         --
Net income..............     --    --         --       18,891                      18,891
                                                                                ---------
Comprehensive income....                                                        $  16,996
                          ------  ---    --------   ---------      -------      =========
Balance at December 31,
 1997...................  42,664    4     131,735      18,380       (1,822)
Issuance of Common Stock
 upon exercise of stock
 options and warrants...     499   --       2,651         --
Issuance of Common Stock
 under employee stock
 purchase plan..........     240   --       1,842         --
Issuance of Common Stock
 upon retirement of
 Convertible
 subordinated Notes due
 2002...................   2,467    1       9,018         --
Charge related to
 Preferred Stock
 discount...............     --    --                  (1,839)
Cumulative translation
 adjustment.............     --    --         --          --         1,904          1,904
Net loss (restated)(See
 Note 2)................     --    --         --      (62,465)                    (62,465)
                                                                                ---------
Comprehensive loss
 (restated).............                                                        $ (60,561)
                          ------  ---    --------   ---------      -------      =========
Balance at December 31,
 1998 (restated)
 (See Note 2)...........  45,870    5     145,246     (45,924)          82
Issuance of Common
 Stock, net of issuance
 costs..................  10,068    1      38,274
Issuance of Common Stock
 in exchange for
 convertible notes......   5,171   --      36,095
Charge to Common
 stockholders resulting
 from the conversion of
 redeemable Preferred
 Stock to redeemable
 Common Stock...........                  (10,190)
Charge to Common
 stockholders resulting
 from repricing of
 warrants...............                   (2,000)
Charge to Common
 stockholders resulting
 from penalties due to
 certain Common
 stockholders...........                   (6,331)
Issuance of Common Stock
 and Common Stock
 warrants in
 satisfaction of
 penalties due to
 certain Common
 stockholders...........     220   --       4,886
Reclassification of
 Mandatorily redeemable
 Common Stock and Common
 Stock Warrants
 resulting from the
 cancellation of
 redemption rights......   5,135    1      29,007
Issuance of Common Stock
 upon exercise of stock
 options................     725   --       3,016
Issuance of Common Stock
 under employee stock
 purchase plan..........     211   --         718
Cumulative translation
 adjustment.............                                              (622)          (622)
Net loss................                             (103,049)                   (103,049)
                                                                                ---------
Comprehensive loss......                                                        $(103,671)
                          ------  ---    --------   ---------      -------      =========
Balance at December 31,
 1999...................  67,400  $ 7    $238,721   $(148,973)     $  (540)
                          ======  ===    ========   =========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-COM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  --------  --------
                                                         (restated)
Cash flows from operating activities:
  Net income (loss)............................. $(103,049) $(62,465) $ 18,891
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities, net of
   effect of acquisitions:
    Loss on disposal of discontinued
     operations.................................    26,901       --        --
    Depreciation................................    11,783    11,544     6,013
    Amortization of goodwill and other
     intangible assets..........................     7,798     6,827     2,207
    Loss on sale of property and equipment......     2,157       --        --
    Change in minority interest.................       --       (604)      (15)
    Deferred income taxes.......................      (180)   (7,981)       14
    Acquired in-process research and development
     expenses...................................       --     15,442       --
    Restructuring charges.......................     3,300       --        --
    Inventory charge............................    11,800       --        --
    Accounts receivable charge..................    21,400       --        --
    Gain on exchange of convertible notes.......   (13,239)   (5,333)      --
  Change in assets and liabilities:
    Accounts receivable.........................   (13,395)   23,905   (19,375)
    Inventory...................................       563   (15,016)  (20,807)
    Prepaid expenses and notes receivable.......     3,800    (9,109)      110
    Other assets................................       295     2,684    (5,111)
    Accounts payable............................         1    (1,390)    4,443
    Accrued employee benefits...................       362      (585)    1,967
    Other accrued liabilities...................    12,478     2,709    (4,746)
    Deferred contract obligation................       --      8,000       --
    Income taxes payable........................    (2,189)   (6,409)    3,915
                                                 ---------  --------  --------
  Net cash used in operating activities.........   (29,414)  (37,781)  (12,494)
                                                 ---------  --------  --------
Cash flows from investing activities:
    Acquisition of property and equipment.......    (6,054)  (29,187)  (16,922)
    Proceeds from sale of property and
     equipment..................................     1,373       --        --
    Acquisitions, net of cash received..........       --    (61,398)  (10,855)
                                                 ---------  --------  --------
  Net cash used in investing activities.........    (4,681)  (90,585)  (27,777)
                                                 ---------  --------  --------
Cash flows from financing activities:
  Proceeds (repayments) of notes payable........   (21,525)   46,067   (12,651)
  Proceeds from issuance of common stock, net of
   expenses.....................................    38,274       --        --
  Proceeds from exercise of stock options and
   warrants.....................................     3,734     4,493     3,955
  Proceeds (repayments) from long-term obliga-
   tions........................................    (3,378)    1,882      (719)
  Proceeds from convertible debt offering, net
   of expenses..................................       --        --     97,500
  Proceeds from issuance of preferred stock and
   warrants, net................................       --     13,559       --
  Proceeds from sale-leaseback transaction......       --      1,557       --
                                                 ---------  --------  --------
Net cash provided by financing activities.......    17,105    67,558    88,085
                                                 ---------  --------  --------
Effect of exchange rate changes on cash.........      (622)    1,904    (1,895)
                                                 ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................   (17,612)  (58,904)   45,919
Cash and cash equivalents at the beginning of
 the year.......................................    29,241    88,145    42,226
                                                 ---------  --------  --------
Cash and cash equivalents at the end of the
 year........................................... $  11,629  $ 29,241  $ 88,145
                                                 =========  ========  ========

    The accompanying notes are an integral part of these financial statements.

                                  P-COM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                  P-COM, INC.

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

                                  P-COM, INC.

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

   The following table summarizes the percentage of sales to Company's significant customers with sales of 10% or more:

                                                                    Year ended
                                                                   December 31,
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
                                                                    (restated)
   Customer A....................................................  20%   25%   15%
   Customer B....................................................  11    --    11
   Customer C....................................................  13    --    --

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

                                  P-COM, INC.

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

NOTE 2--RESTATEMENT OF FINANCIAL STATEMENTS

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

NOTE 3--DISCONTINUED OPERATION

   In August 1999, the Company's Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business is being reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the 1999 Consolidated Balance Sheet, "net assets of discontinued operations", and in the "discontinued operations" line of the Consolidated Statements of Operations. The "net assets of discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of the business. The Statements of Operations amounts related to Technosystem in prior periods have been reclassified to discontinued operations.

                                  P-COM, INC.

   Summarized results of Technosystem are as follows (in thousands):

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
   Sales.......................................... $  6,483  $ 25,258  $21,092
                                                   ========  ========  =======
   Loss before income taxes....................... $(13,903) $ (2,869) $  (870)
   Provision for income taxes.....................      --        --        34
                                                   --------  --------  -------
     Net loss..................................... $(13,903) $ (2,869) $  (904)
                                                   ========  ========  =======

   Net assets of Technosystem, as reported in the Consolidated Balance Sheets comprised the following (in thousands):

                                                                    December 31,
                                                                        1999
                                                                    ------------
   Current assets..................................................   $17,962
   Land, buildings and equipment, net..............................     3,832
   Other assets....................................................       453
                                                                      -------
     Total assets..................................................    22,247
                                                                      -------
   Current liabilities.............................................    12,369
   Long-term borrowings............................................       982
                                                                      -------
     Total liabilities.............................................    13,351
                                                                      -------
   Accrual for loss on disposal of discontinued operations.........     3,151
                                                                      -------
   Net assets of discontinued operations...........................   $ 5,745
                                                                      =======

NOTE 4--NET LOSS PER SHARE

   For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. For the year ended December 31, 1999, options to purchase approximately 1,715,000 shares of Common Stock were excluded from the computation. For the year ended December 31, 1999, the assumed conversion of the 4 1/4% Convertible Subordinated Notes ("Notes") into 5,949,000 shares of Common Stock was not included in the computation of diluted net loss per share because the effect would be antidilutive.

   Following is a reconciliation of the numerators and denominators of the Basic and Diluted net income (loss) per share computations for the periods presented (in thousands of shares):

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1999    1998    1997
                                                       ------- ------- -------
   Denominator for basic net income (loss) per common
    share.............................................  56,995  43,254  42,175
   Effect of dilutive securities:
     Stock options and warrants.......................     --      --    1,826
     Convertible Subordinated Notes...................     --      --      569
                                                       ------- ------- -------
   Denominator for diluted net income (loss) per
    common share......................................  56,995  43,254  44,570
                                                       ======= ======= =======

                                  P-COM, INC.

5--BALANCE SHEET COMPONENTS:

   Inventory consists of the following (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
   Raw materials................................................ $22,484 $16,395
   Work-in-process..............................................  16,019  42,995
   Finished goods...............................................   8,346  19,636
                                                                 ------- -------
                                                                 $46,849 $79,026
                                                                 ======= =======

   Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Tooling and test equipment............................... $ 44,910  $ 52,718
   Computer equipment.......................................   10,432     9,210
   Furniture and fixtures...................................    5,860     7,220
   Land and buildings.......................................    2,837     3,506
   Construction-in-process..................................    5,848     4,878
                                                             --------  --------
                                                               69,887    77,532
   Less--accumulated depreciation and amortization..........  (33,261)  (25,446)
                                                             --------  --------
                                                             $ 36,626  $ 52,086
                                                             ========  ========

   Goodwill and other assets consist of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
   Goodwill:
     Technosystem............................................      --    15,850
     ASM.....................................................   22,295   22,295
     Cylink..................................................   34,261   34,261
     Cemetel S.r.l. .........................................    4,360    4,360
                                                              --------  -------
                                                                60,916   76,766
   Less--accumulated amortization............................  (12,474)  (7,698)
                                                              --------  -------
     Net goodwill............................................   48,442   69,068
   Other assets..............................................    2,163    2,777
                                                              --------  -------
                                                              $ 50,605  $71,845
                                                              ========  =======

   During 1999, the Company announced its intent to dispose of Technosystem, resulting in a goodwill write-down of $12.5 million.

                                  P-COM, INC.

   Other accrued liabilities consist of (in thousands):

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
   Accrued warranty............................................. $ 3,060 $   383
   Purchase commitment..........................................   4,047     413
   Interest Payable.............................................   1,490     708
   Lease obligations............................................   1,364     315
   Income taxes payable.........................................   2,098   2,843
   Other........................................................   3,782   5,656
                                                                 ------- -------
                                                                 $15,841 $10,318
                                                                 ======= =======

   Other long term liabilities consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999   1998
                                                                 ------ -------
   Deferred contract obligation, long term portion.............. $  --  $ 5,000
   Other........................................................  3,542   7,119
                                                                 ------ -------
                                                                 $3,542 $12,119
                                                                 ====== =======

NOTE 6--BORROWING ARRANGEMENTS:

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

   A summary of Convertible Subordinated Note activity is as follows:

                                                                     Gain on
                                             Amount   Shares Issued Conversion
                                             ------   ------------- ----------
                                           (millions)  (thousands)  (millions)
   Issuance of $100 million in
    Convertible Subordinated Notes in
    November 1997........................    $100.0         --        $ --
                                             ------       -----       -----
   Balance at December 31, 1997..........     100.0         --          --
   Conversion of Notes in December 1998..     (14.4)      2,467         5.3
                                             ------       -----       -----
   Balance at December 31, 1998..........      85.6       2,467         5.3
   Conversion of Notes in January and
    February 1999........................     (25.5)      2,812         7.3
   Conversion of Notes in December 1999..     (23.8)      2,359         6.0
                                             ------       -----       -----
   Balance at December 31, 1999..........    $ 36.3       7,638       $18.6
                                             ======       =====       =====

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

                                  P-COM, INC.

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

NOTE 7--CAPITAL STOCK

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

                                  P-COM, INC.

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

                                  P-COM, INC.

 Common Stock Warrants

   A summary of issued and outstanding warrants to purchase Common Stock is as follows:

                                                                        Exercise
                                                                Number   Price
                                                                ------  --------
                                                                (in thousands)
   December 1998--issuance.....................................  1,242   $3.47
   June 1999--cancellation of 1998 warrants.................... (1,242)  $3.47
   June 1999--issuance.........................................  1,242   $3.00
   August 1999--issuance.......................................    180   $5.00
   November 1999--issuance.....................................    443   $8.50
                                                                ------
                                                                 1,865
                                                                ======

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

NOTE 8--ACQUISITIONS:

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

                                  P-COM, INC.

   The total purchase price of the acquisition was as follows (in thousands):

   Cash payment........................................................ $46,000
   Short-term promissory note..........................................   9,682
   Expenses............................................................   2,483
                                                                        -------
     Total............................................................. $58,165
                                                                        =======

   The allocation of the purchase price, restated for the revision of the amount allocated to in-process research and development as discussed below, and as previously reported, was as follows (dollars in thousands):

                                                             Amount      Life
                                                             -------  ----------
                                                                      (In years)
   Accounts receivable, net................................. $ 4,247
   Inventory................................................   5,109
   Property and equipment, net..............................     461
   In-process research and development expense..............  15,442
   Current liabilities assumed..............................  (1,355)
   Intangible Assets:
     Goodwill...............................................  23,482      10
     Developed technology...................................   6,291       4
     Acquired workforce.....................................   1,781       3
     Core technology........................................   2,707      10
                                                             -------
       Total................................................ $58,165
                                                             =======

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

                                  P-COM, INC.

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

   The following table represents unaudited pro forma information assuming the acquisition had occurred at the beginning of the earliest period presented, as restated for the revision of the amount of purchase price allocated to in-process research and development as discussed in Note 2 (in thousands, except per share data):

                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Sales..............................................   $167,053     $227,567
   Net income (loss)..................................    (69,010)      15,448
   Net Income (loss) per share:
    Basic.............................................   $  (1.60)    $   0.37
    Diluted...........................................      (1.60)        0.35

   During 1998, the Company acquired the remaining interest in Geritel and the assets of Cemetel S.r.l., a service company located in Carsoli, Italy. These acquisitions were not material to the consolidated financial statements or the results of operations of the Company.

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

                                  P-COM, INC.

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

     Sales:
       P-Com........................................................... $181,665
       CRC.............................................................      713
       RT Masts........................................................   12,035
       Telematics......................................................    5,197
                                                                        --------
                                                                        $199,610
                                                                        ========
     Net income:
       P-Com........................................................... $ 20,375
       CRC.............................................................  (1,254)
       RT Masts........................................................    (537)
       Telematics......................................................      307
                                                                        --------
                                                                        $ 18,891
                                                                        ========

NOTE 9--EMPLOYEE BENEFIT PLANS:

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

                                  P-COM, INC.

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

   The following table summarizes stock option activity under the Company's 1992 and 1995 Plans (in thousands, except per share amounts):

                                         1999          1998           1997
                                     ------------- -------------- --------------
                                     Shares  Price Shares  Price  Shares  Price
                                     ------  ----- ------  ------ ------  ------
Outstanding at beginning of year....  7,862  $6.77  6,006  $12.65 3,778   $ 7.14
Granted.............................  1,453   4.52  6,481    6.20 3,318    16.73
Exercised...........................   (725)  4.16   (499)   5.32  (878)    3.31
Canceled............................ (1,955)  6.73 (4,126)  14.59  (212)   11.41
                                     ------  ----- ------         -----
Outstanding at end of year..........  6,635   6.26  7,862         6,006
                                     ======  ===== ======         =====
Options exercisable at year-end.....  3,909   7.03  2,483         2,970
Weighted-average fair value of
 options granted
 during the year....................         $4.52         $ 2.24         $ 7.54

   The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 (in thousands, except per share amounts):

                     Options Outstanding            Options Exercisable
                   ----------------------- -------------------------------------
                                           Weighted-Life
   Range of               Weighted-Average   Exercise           Weighted Average
 Exercise Prices   Shares  Remaining Life      Price     Shares  Exercise Price
 ---------------   ------ ---------------- ------------- ------ ----------------
 $0.45-0.56......     90        4.5             0.56        90        0.56
  0.94-0.94......      1        4.8             0.94         1        0.94
  1.80-2.10......     76        5.5             1.89        72        1.87
  2.88-3.06......  1,439        8.7             3.00       892        3.00
  3.97-4.75......  1,252        9.0             4.21       329        4.50
  5.00-5.81......  2,061        7.6             5.75     1,112        5.72
  6.31-7.25......    403        6.4             6.86       315        6.99
  8.00-9.94......    699        6.0             9.37       555        9.36
 10.25-12.38.....     32        6.7            12.36        27       12.36
 13.31-16.25.....     86        7.4            13.72        70       13.72
 17.06-21.09.....    494        6.6            18.16       445       18.12
 23.22-23.22.....      2        7.7            23.22         1       23.22
                   -----        ---            -----     -----       -----
                   6,635        7.7             6.26     3,909        7.03
                   =====        ===            =====     =====       =====

                                  P-COM, INC.

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

                                  P-COM, INC.

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

                                                    1999       1998     1997
                                                  ---------  --------  -------
                                                          (restated)
Net income (loss) applicable to Common
 stockholders
  As reported.................................... $(121,570) $(64,304) $18,891
  Pro forma......................................  (127,685)  (66,473)  11,221
Net income (loss) per share
  As reported--Basic............................. $   (2.13) $  (1.49) $  0.45
  As reported--Diluted...........................     (2.13)    (1.49)    0.42
  Pro forma--Basic............................... $   (2.24) $  (1.54) $  0.27
  Pro forma--Diluted.............................     (2.24)    (1.54)    0.25

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

NOTE 10--INCOME TAXES:

   Income (loss) before extraordinary item and income taxes consists of the following (in thousands):

                                                      Year ended December 31,
                                                     ---------------------------
                                                       1999      1998     1997
                                                     --------  --------  -------
                                                            (Restated)
   Domestic......................................... $(67,120) $(71,277) $27,260
   Foreign..........................................   (6,957)   (5,153)   3,553
                                                     --------  --------  -------
                                                     $(74,077) $(76,430) $30,813
                                                     ========  ========  =======

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                              Year ended
                                                              December 31,
                                                        ------------------------
                                                         1999    1998     1997
                                                        ------ --------  -------
   Current:
     Federal........................................... $  --  $ (4,727) $ 7,850
     State.............................................     55      (37)     268
     Foreign...........................................  1,532    1,244    2,886
                                                        ------ --------  -------
                                                         1,587   (3,520)  11,004
                                                        ------ --------  -------

                                  P-COM, INC.

                                                            Year ended
                                                            December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      ------  --------  -------
   Deferred:
     Federal.........................................   (135)   (7,410)    (217)
     State...........................................    (45)     (571)     231
                                                      ------  --------  -------
                                                        (180)   (7,981)      14
                                                      ------  --------  -------
       Total......................................... $1,407  $(11,501) $11,018
                                                      ======  ========  =======

   Deferred tax assets consist of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Net operating loss carryforwards......................... $ 24,734  $  7,030
   Credit carryforwards.....................................    2,844     1,833
   In-process research and development......................    5,127     5,527
   Start-up costs...........................................      --         99
   Reserves and other.......................................   26,941     5,988
                                                             --------  --------
                                                               59,646    20,477
   Valuation allowance......................................  (49,788)  (10,799)
                                                             --------  --------
                                                             $  9,858  $  9,678
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

   Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                              Year ended
                                                             December 31,
                                                           --------------------
                                                           1999    1998    1997
                                                           -----   -----   ----
   U.S. federal statutory rate............................ (35.0)% (35.0)% 35.0%
   State income taxes, net of federal tax benefit.........   --     (0.3)   1.1
   Change in valuation allowance..........................  35.0    11.9    --
   Benefit from foreign sales corporation.................   --      --    (2.3)
   Research and development tax credit....................   --      --    (7.3)
   Foreign income taxed at different rate.................   1.5     0.8    4.8
   Other, net.............................................  (0.1)    6.7    5.6
                                                           -----   -----   ----
                                                             1.4 % (15.9)% 36.9%
                                                           =====   =====   ====

                                  P-COM, INC.

NOTE 12--COMMITMENTS:

Obligations Under Capital And Operating Leases

   In August 1998, the Company entered into a capital lease for equipment in the amount of $1.6 million with interest accruing at the rate of 6.3%. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. Future minimum lease payments required under the lease are as follows (in thousands):

     Year ending December 31,
     2000............................................................... $1,472
     2001...............................................................  1,432
     2002...............................................................    396
     2003...............................................................     33
                                                                         ------
     Total minimum lease payments.......................................  3,333
     Less: amount representing interest.................................    192
                                                                         ------
     Present value of net minimum lease payments........................ $3,141
                                                                         ======

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

   The Company leases its facilities under non-cancelable operating leases. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's non-cancelable operating leases at December 31, 1999 are as follows (in thousands):

     Year ending December 31,
     2000.............................................................. $2,418
     2001..............................................................  1,274
     2002..............................................................    859
     2003..............................................................    192
     2004..............................................................    464
                                                                        ------
                                                                        $5,207
                                                                        ======

   Rent expense for all operating leases was approximately $3,258,000, $3,218,000, and $2,205,000 in 1999, 1998, and 1997, respectively.

NOTE 12--SUPPLEMENTAL CASH FLOW INFORMATION:

   The following provides additional information concerning supplemental disclosure of cash flow activities:

                                                       Year ended December 31,
                                                       -------------------------
                                                         1999     1998    1997
                                                       -------- -------- -------
     Supplemental cash flow disclosures:
     Cash paid for income taxes....................... $  3,900 $  5,610 $  217
                                                       ======== ======== ======
     Cash paid for interest........................... $  8,717 $    656 $  133
                                                       ======== ======== ======

                                  P-COM, INC.

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

NOTE 13--RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 14--SEGMENT REPORTING:

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

                                  P-COM, INC.

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

                                                    Product   Service
   For the year ended December 31, 1999              Sales     Sales    Total
   ------------------------------------             --------  -------  --------
   Sales........................................... $116,409  $40,470  $156,879
   Income (loss) from operations...................  (67,856)   4,491   (63,365)
   Depreciation....................................   11,010      773    11,783
   Identifiable assets.............................  191,606   22,034   213,640
   Interest expense, net...........................   (8,086)     (89)   (8,175)

   For the year ended December 31, 1998
   ------------------------------------
   Sales........................................... $118,948  $43,597  $162,545
   Income (loss) from operations...................  (73,000)   3,776   (69,224)
   Depreciation....................................   10,528      382    10,910
   Identifiable assets.............................  290,662   24,555   315,217
   Interest expense................................   (8,518)    (134)   (8,652)

   For the year ended December 31, 1997
   ------------------------------------
   Sales........................................... $169,453  $30,157  $199,610
   Income from operations..........................   25,436    5,200    30,636
   Depreciation....................................    5,447      278     5,725
   Identifiable assets.............................  289,884   15,637   305,521
   Interest expense................................   (1,664)    (147)   (1,811)

   The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                                       1999     1998     1997
                                                     -------- -------- --------
   Sales:
     United States.................................. $ 48,248 $ 41,597 $ 70,312
     United Kingdom.................................   54,172   71,399   69,201
     Europe.........................................   28,183   12,123   23,969
     Africa.........................................      --    19,104    6,323
     Asia...........................................    9,489   18,322   15,548
     Other geographic regions.......................   16,787        0   14,257
                                                     -------- -------- --------
       Totals....................................... $156,879 $162,545 $199,610
                                                     ======== ======== ========

                                                                 1999    1998
                                                                ------- -------
   Property, plant, and equipment, net:
     United States............................................. $28,751 $30,726
     United Kingdom............................................   2,878   9,845
     Italy.....................................................   4,771  11,317
     Other geographic regions..................................     226     198
                                                                ------- -------
       Totals.................................................. $36,626 $52,086
                                                                ======= =======

                                  P-COM, INC.

NOTE 15--RESTRUCTURING AND OTHER CHARGES:

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

                                  P-COM, INC.

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

   The accrued restructuring and other charges and amounts charged against the accrual as of December 31, 1999 are as follows (in thousands):

                                  Beginning            Expenditures  Remaining
                                   Accrual  Additions and Write-offs  Accrual
                                  --------- --------- -------------- ---------
Severance and benefits...........  $   569   $   300     $   (869)    $   --
Facility and fixed asset write-
 offs............................      879     3,000       (3,879)        --
Goodwill impairment..............    2,884       --        (2,884)        --
                                   -------   -------     --------     -------
Total restructuring charges......    4,332     3,300       (7,632)        --
                                   -------   -------     --------     -------
Inventory reserve................   16,922    15,400      (16,142)     16,180
Non-cancellable purchase
 commitments reserve.............      --      6,000       (3,053)      2,947
                                   -------   -------     --------     -------
Total inventory and related
 charges.........................   16,922    21,400      (19,195)     19,127
                                   -------   -------     --------     -------
Accounts receivable reserve......    5,386    11,800       (7,517)      9,669
                                   -------   -------     --------     -------
Total accrued restructuring and
 other charges...................  $26,640   $36,500     $(34,344)    $28,796
                                   =======   =======     ========     =======

NOTE 16--CONTINGENCIES

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

NOTE 17--SUBSEQUENT EVENTS

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

                                  P-COM, INC.

NOTE 18--SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

   As a result of the Company's decision to restate its second, third and fourth quarter 1998 and first quarter 1999 consolidated financial statements, quarterly financial data is presented as originally reported and as restated below (in thousands, except per share data):

                                                Three Months Ended
                                    --------------------------------------------
                                    March 31  June 30   September 30 December 31
                                    --------  --------  ------------ -----------
1999 (As Restated)
  Sales(1)......................... $34,768   $ 35,443    $ 40,058    $ 47,469
  Gross profit(1)..................  10,414    (13,186)     10,817      14,041
  Net loss.........................  (6,651)   (54,615)    (36,399)     (5,384)
  Net loss attributable to common
   stockholders....................  (6,651)   (66,805)    (36,399)    (11,715)
  Per common share
    Basic and diluted.............. $ (0.14)  $  (1.29)   $  (0.55)   $  (0.21)

1999 (As Reported)
  Sales(1)......................... $34,768   $ 35,443    $ 40,058    $ 47,469
  Gross profit(1)..................  10,414    (13,186)     10,817      14,041
  Net loss.........................  (5,792)   (54,615)    (36,399)     (5,384)
  Net loss attributable to common
   stockholders....................  (5,792)   (66,805)    (36,399)    (11,715)
  Per common share
    Basic and diluted.............. $ (0.12)  $  (1.29)   $  (0.55)   $  (0.21)

1998 (As Restated)
  Sales(1)......................... $53,355   $ 50,413    $ 23,079    $ 35,698
  Gross profit (deficit)(1)........  22,728     12,447      (6,354)      9,118
  Net loss.........................  (5,097)    (6,263)    (41,197)     (9,908)
  Net loss attributable to common
   stockholders....................  (5,097)    (6,263)    (41,197)    (11,747)
  Per common share
    Basic and diluted.............. $ (0.12)  $  (0.14)   $  (0.95)   $  (0.27)

1998 (As Reported)
  Sales(1)......................... $53,355   $ 56,466    $ 23,580    $ 36,285
  Gross profit (deficit)(1)(2).....  22,728     18,500      (5,853)      9,705
  Net loss(2)......................  (5,097)      (210)    (40,696)     (9,321)
  Net loss attributable to common
   stockholders(2).................  (5,097)      (210)    (40,696)    (11,160)
  Per common share(2)
    Basic and diluted.............. $ (0.12)  $   0.00    $  (0.94)   $  (0.26)

--------
(1) Quarterly sales and gross profit amounts for each of the four quarters in 1998 and 1999 reflect a reduction for sales and gross profit attributable to Technosystem, which was reclassified to discontinued operations in the third quarter of 1999.

(2) The March 31, 1998 "as reported" amounts include the impact of the restatement relating to purchased in-process research and development. Prior to this restatement, the originally reported net loss and net loss per share were $(17.2) million and $(0.40) per share, respectively. Sales and gross profit were not affected by this restatement. See Note 2 for additional information.

                                  SCHEDULE II

                                  P-COM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1997, 1998, and 1999
                                 (in thousands)

                                                 Additions
                                    Balance at  Charged to   Deductions Balance
                                    Beginning    Statement      from    at end
                                     of Year   of Operations  Reserves  of Year
                                    ---------- ------------- ---------- -------
Allowance for doubtful accounts:
  Year ended December 31, 1997.....   $1,915      $   810     $  (204)  $ 2,521
  Year ended December 31, 1998.....    2,521       10,892      (3,822)    9,591
  Year ended December 31, 1999.....    9,591       11,284      (5,976)   14,899
Sales returns reserves:
  Year ended December 31, 1997.....   $1,042      $ 3,743     $   --    $ 4,785
  Year ended December 31, 1998.....    4,785       13,298      (8,583)    9,500
  Year ended December 31, 1999.....    9,500        7,900      12,900     4,500

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

                          SUMMARY COMPENSATION TABLE

                                                                   Number of
                                            Annual Compensation    Securities
                                          ----------------------- ------------
                                                                   Long-Term
                                                                  Compensation
Name and Principal Position          Year Salary ($)(1) Bonus ($)    Awards
---------------------------          ---- ------------- --------- ------------
George P. Roberts................... 1999    376,000           0          0
 Chief Executive Officer and         1998    366,600           0    450,000
 Chairman of the Board of Directors  1997    330,069     358,000    300,000

Pier Antoniucci..................... 1999    270,000           0          0
 President and Chief Operating
  Officer                            1998    270,855           0    200,000
                                     1997    244,962     165,000    200,000

Michael Sophie...................... 1999    143,077           0          0
 Former Chief Financial Officer,     1998    195,000           0    200,000
 Vice President, Finance and
  Administration                     1997    175,673     109,000    150,000

Robert E. Collins................... 1999    142,308           0    175,000
 Chief Financial Officer,
 Vice President, Finance and
  Administration

John Wood........................... 1999    144,900           0     20,000
 Senior Vice President, Technology   1998    141,278           0     45,000
                                     1997    147,421      28,980     10,000

--------
(1) Includes amounts deferred under the Company's 401(k) Plan.

Option Grants In 1999 Fiscal Year

   The following table contains information concerning the stock option grants made to each of the executive officers named in the Summary Compensation Table for the 1999 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                                                                             Potential
                                                                         Realizable Value
                                                                         at Assumed Annual
                                                                          Rates of Stock
                                      % of Total                               Price
                          Number of    Options                           Appreciation for
                         Securities   Granted to    Individual Grant      Option Term(1)
                         Underlying   Employees  ----------------------- -----------------
                           Options    in Fiscal    Exercise   Expiration
                         Granted (#)     Year    Price ($/Sh)    Date    5% ($)   10% ($)
                         -----------  ---------- ------------ ---------- ------- ---------
John R. Wood............    20,000(2)    1.32        3.97      08/17/09   48,914   126,498
Robert E. Collins.......    19,161(2)    1.32        5.22      04/19/09   62,887   159,369
                           155,839(2)   10.72        5.22      04/19/09  511,470 1,296,166

--------
(1) There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10%
   levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(2) Each option is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, should the individual cease service with the Company prior to vesting in those shares. Twenty-five percent (25%) of the option shares will vest upon the optionee's continuation in service through one year following the grant date and the balance of the shares will vest in thirty-six (36) successive equal monthly installments upon the optionee?s completion of each of the next thirty-six (36) months of service thereafter. The shares subject to the option will immediately vest in full should (i) the Company be acquired by merger or asset sale in which the option is not assumed or replaced by the acquiring entity or (ii) the optionee?s employment be involuntarily terminated within eighteen (18) months after certain changes in control or ownership of the Company.

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

                                                    Number of Securities
                                      Aggregate    Underlying Unexercised    Value of Unexercised in-the-Money
                            Shares      Value      Options at FY-End (#)           Options at FY-End(1)
                         Acquired on  Realized  ---------------------------- ---------------------------------
  Name                   Exercise (#)  ($)(2)   Exercisable(3) Unexercisable Exercisable ($) Unexercisable ($)
  ----                   ------------ --------- -------------- ------------- --------------- -----------------
George P. Roberts.......         0           0    1,313,957       99,375        3,611,218              0
Pier Antoniucci.........    84,744     261,853            0            0                0              0
Michael Sophie..........    54,639     162,015      314,380            0          941,101              0
John R. Wood............         0           0      101,041       23,959          426,719         97,495
Robert E. Collins.......         0           0      175,000            0          634,375              0

--------
(1) Based on the fair market value of the option shares at the 1999 Fiscal Year-end ($8.844 per share based on the closing selling price on the Nasdaq National Market as of December 31, 1999) less the exercise price.

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

                  1999 COMPARISON OF CUMULATIVE TOTAL RETURN
       ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF DIVIDENDS



--------
(1) The graph covers the period from March 2, 1995, the commencement date of the Company's initial public offering of shares of its Common Stock to December 31, 1999.

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

                                                                    Percentage
                                                         Shares     of Shares
                                                      Beneficially Beneficially
   Beneficial Owner                                    Owned (#)     Owned(1)
   ----------------                                   ------------ ------------
   State of Wisconsin Investment Board(2)...........   9,784,800      12.74
    P.O. Box 7842
    Madison, WI 53707
   George P. Roberts(3).............................   1,579,364       2.06
   John R. Wood(4)..................................     147,269         *
   Kenneth E. Bean, II(5)...........................       6,673         *
   M. Bernard Puckett(6)............................      81,332         *
   John A. Hawkins(7)...............................      30,000         *
   James J. Sobczak(8)..............................      44,000         *
   Brian Josling(9).................................      40,000         *
   Robert Collins(10)...............................     175,000         *
   All current directors and executive officers as a
    group (8 persons)...............................   2,103,638       2.74

--------
  * Less than one percent of the outstanding Common Stock

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (b) See Exhibit list below

   Number                               Description
   ------                               -----------
   2.1(4)   Agreement dated April 15, 1996, by and among the Company, Mr.
             Giovanni Marciano and certain other parties named thereunder.

   2.8(12)  Asset Purchase Agreement dated March 13, 1998, by and between P-
             Com, Inc. and Cylink Corporation

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

   4.9(30)  Amendment to Amended and Restated Rights Agreement

 *10.3(1)   Master OEM Agreement dated January 1, 1995, by and between the
             Company and AT&T Corp.

 *10.9(1)   Manufacturing Agreement dated July 13, 1994, by and between the
             Company and SPC.

   Number                                Description
   ------                                -----------
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

  Number                                Description
  ------                                -----------
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

 10.46(18)  Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and the Kaufmann Fund.

 10.47(18)  Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and Baystar Capital, L.P.

 10.48(18)  Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and the Lagunitas Partners,L.P.

 10.49(18)  Common Stock PIPES Purchase Agreement, dated June 21, 1999,by and between P-Com and Gruber McBain International.

 10.50(18)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Lockheed Martin Corp. Master Retirement Trust.

 10.51(18)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and Trustees of Hamilton College.

 10.52(18)  Common Stock PIPES Purchase Agreement, dated June 21, 1999, by and between P-Com and State of Wisconsin Investment Board.

 10.53(19)  Seventh Amendment to Credit Agreement by and among the Registrant, as the Borrower, Union Bank of California, N.A., as Administrative
             Agent, Bank of America National Trust and Savings Association, as
             Syndication Agent, and the lenders party thereto dated as of June
             29, 1999.

  Number                                Description
  ------                                -----------
 10.54(20) Agreement between P-Com and Marshall Capital Management, Inc., dated as of June 4, 1999.

 10.55(21) Agreement between P-com and Castle Creek Technology Partners, LLC, dated as of June 4, 1999.

 10.56(22) Agreement between P-Com and Capital Ventures International, dated as of June 4, 1999.

 10.57(23) Warrant to purchase shares of Common Stock, dated as of June 4,
            1999, issued by P-Com, Inc. to Marshall Capital Management, Inc.

 10.58(24) Warrant to purchase shares of Common Stock, dated as of June 4,
            1999, issued by P-Com, Inc. to Castle Creek Technology Partners
            LLC.

 10.59(25) Warrant to purchase shares of Common Stock, dated as of June 4,
            1999, issued by P-Com, Inc. to Capital Ventures International.

 10.60(26) Severance Agreement dated April 21, 1999 by and between the Company and Robert E. Collins.

 10.61(27) Offer letter dated April 1, 1999 by and between the Company and
            Robert E. Collins.

 10.62(28) Employment Letter Agreement between P-Com, Inc. and James Sobczak, dated August 18, 1999.

 10.63(29) Severance Agreement between P-Com, Inc. and James Sobczak, dated
            September 10, 1999.

 10.64(30) Eighth Amendment to Credit Agreement dated August 3, 1999.

 10.65(31) Stock Purchase Warrant agreement between P-Com, Inc. and Castle
            Creek Technology Partners LLC, dated August 11, 1999.

 10.66(32) Stock Purchase Warrant agreement between P-Com, Inc. and Capital
            Ventures International, dated August 11, 1999.

 10.67(33) Stock Purchase Warrant agreement between P-Com, Inc. and Marshall
            Capital Management, Inc., dated August 11, 1999.

 10.68(44) Penalty Settlement agreement between P-Com Inc. and Castle Creek
            Technology Partners, LLC, dated November 16, 1999.

 10.69(44) Penalty Settlement agreement between P-Com Inc. and Marshall Capital
            Management, Inc. dated November 16, 1999.

 10.70(44) Penalty Settlement agreement between P-Com Inc. and Capital Ventures
            International dated November 16, 1999.

 10.71(44) Eighth Amendment to Credit Agreement by and among P-Com, Inc., as the Borrower, Union Bank of California, N.A., as Administrative
            Agent, Bank of America National Trust and Savings Association, as
            Syndication Agent, and the lenders party thereto, dated as of August 3, 1999.

 10.72(44) Ninth Amendment to Credit Agreement by and among P-Com, Inc., as the
            Borrower, Union Bank of California, N.A., as Administrative Agent,
            Bank of America National Trust and Savings Association, as
            Syndication Agent, and the lenders party thereto, dated as of November 12, 1999.

 10.73(44) Tenth Amendment to Credit Agreement by and among P-Com, Inc., as the
            Borrower, Union Bank of California, N.A., as Administrative Agent,
            Bank of America National Trust and Savings Association, as
            Syndication Agent, and the lenders party thereto, dated as of December 16, 1999.

 11.1(26)  Computation of Pro Forma Net Income (Loss) Per Share.

 21.1(26)  List of subsidiaries of the Registrant.

 23.1      Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1      Power of Attorney. (See page 80.)

 27.1(44)  Financial Data Schedule

--------
 (1) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on FormS-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.

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

 (6) Incorporated by reference to identically numbered exhibits included in the Company's Registration Statement on Form S-3 declared effective with the Securities and Exchange Commission on May 16, 1996 (File No. 333-
     3558).

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

(44) Incorporated by reference to identically numbered exhibit to the Company's Annual Report on Form 10-K for the Annual period ended December 31, 1999.

 *Confidential treatment granted as to certain portions of these exhibits.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on.

                                          P-COM, INC.

                                                 /s/ George P. Roberts
                                          By: _________________________________
Date: August 24, 2000                                George P. Roberts
                                              Chairman of the Board and Chief
                                                     Executive Officer





                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

     /s/ George P. Roberts           Chairman of the Board and     August 24, 2000
____________________________________  Chief Executive Officer
         George P. Roberts            (Principal Executive
                                      Officer and Acting Chief
                                      Financial Officer)

     /s/ Robert E. Collins           (Principal Accounting         August 24, 2000
____________________________________  Officer)
         Robert E. Collins


      /s/ James J. Sobczak           President and Chief           August 24, 2000
____________________________________  Operating Officer, Director
          James J. Sobczak            of the Company

       /s/ Brian Josling             Director of the Company       August 24, 2000
____________________________________
           Brian Josling

      /s/ John A. Hawkins            Director of the Company       August 24, 2000
____________________________________
          John A. Hawkins

     /s/ M. Bernard Puckett          Director of the Company       August 24, 2000
____________________________________
         M. Bernard Puckett