Form 10-Q/A
period 2000-03-31
P COM INC
filed 2000-08-24
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------

                                  FORM 10-Q/A

                                Amendment No. 1


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

    The accrued restructuring and other charges and amounts charged against the accrual as of March 31, 2000, are as follows (in thousands):

                              Beginning       Expenditures       Remaining
                               Accrual       and Write-offs       Accrual
                              ---------      --------------      ---------
Inventory reserves            $  16,180      $    1,156           $15,024
Non-cancellable purchase
 commitments reserve              2,947             153             2,796
                              ---------      --------------      ---------
Total inventory and other
 related charges                 19,127           1,309            17,818
Accounts receivable reserve       9,669           9,669                 -
                              ---------      --------------      ---------
Total accrued restructuring
 and other charges            $  28,796      $   10,978          $ 17,818
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

12. SUBSEQUENT EVENT

  In April 2000, the Company entered into a contract to sell its Control Resources Company subsidiary. The Company expects to realize an immaterial gain on the sale in the second quarter of 2000.

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

  In February 2000, we completed the divestiture of Technosystem S.p.A. and Cemetel S.r.l, two of our Italian subsidiaries, resulting in additional losses for the first quarter 2000 of approximately $4.0 million and $3.5 million, respectively. As part of our effort to divest non-core businesses, we entered into a contract to sell our Control Resources Corporation subsidiary in April 2000. The total sales price is expected to be approximately $7.5 million, consisting of cash consideration of $3.1 million and a short term note receivable due September 2000 of $4.4 million, which will be used to fund working capital requirements. We expect to realize an immaterial gain on the sale in the second quarter of 2000. We do not expect the sale to have a material impact on our future revenues or operational expenses.

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

  Product sales for the first quarter 2000 increased approximately $16.1 million or 68.5% compared to the first quarter 1999. Product sales represented approximately 77.6% and 69.3% of sales in the three months ended March 31, 2000 and 1999, respectively. Point to Point product sales increased by approximately $8.7 million or 50% from approximately $17.4 in the first quarter 1999 to approximately $26.1 million in the first quarter 2000 primarily due to an increase in sales volume. In addition, product sales from the recently released Tel-link Point to MultiPoint (PMP) product for the first quarter of 2000 were approximately $5.1 million, compared to none in the first quarter of 1999. Sales for other product lines for the three months ended March 31, 2000 and 1999 were approximately $8.4 million and $6.1 million, respectively. We are experiencing strong indications of interest in the PMP product line, and expect to realize increased sales of this product line in the future.

  Service sales for the three months ended March 31, 2000 increased approximately $1.0 million or 9.6% from the same period in the prior year. Services sales represented 22.4% and 30.7% of total sales in the first quarter 2000 and 1999, respectively. The decrease in services sales as a percentage of total sales for the three months ended March 31, 2000 was primarily due to the sale of Cemetel S.r.l and a change in our customer mix.

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

  For three months ended March 31, 2000 and 1999, product gross profit margins were 24.2% and 28.6%, respectively. The decrease in product gross profit percentage was due to several factors, including higher material costs for certain product components, start-up costs associated with the new PMP product line and other manufacturing variances. Material costs related to all Tel-Link product lines and various start-up costs related to the Point-to-Multipoint product line had a negative impact on the gross product margins for the first quarter of 2000. If we are able to realize efficiencies from production volumes of our PMP product line, as well as reduce material costs for all our Tel-Link product lines, we expect margins to improve in the second half of 2000.

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

  Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 3 to 20 years. For the three months ended March 31, 2000 and 1999, goodwill amortization was approximately $1.6 million and $1.8 million, respectively. The decrease in goodwill amortization in the three months ended March 31, 2000 as compared to the corresponding period in 1999 was due to the sale of Technosystem S.p.A. and Cemetel S.r.l.

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

  Other income (expense), net.

  For the three month period ended March 31, 2000 other income (expense), net, totaling $(4.8) million consisted primarily of a loss on the February 2000 sale of our Cemetel S.r.l subsidiary. We do not expect the sale of Cemetel S.r.l. to have a material impact on future revenues or operational expenses.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

We rely on our existing customers, and it will materially adversely affect our operating results and financial condition if they do not support us

  A substantial amount of our products and services are purchased by a limited number of customers, so the loss of a large customer would significantly affect our results of operations

  If any of our important customers significantly reduce their purchases from us, which has been the case during the last twelve months, then this may materially adversely affect the profitability of our business and our ability to remain in business. During 1998 and 1999, one customer, Orange Personal Communications, Ltd., accounted for 27.9% and 20.0%, respectively, of our sales. During the three month period ended March 31, 2000, we had two different customers that individually accounted for over 10% of our sales.

The Company places orders with suppliers based in part on customer non-binding forecasts

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

We may be forced to incur additional costs to restructure our business to reduce our expenses, which could materially adversely affect our results of operations and stock price

  During the three month periods ended March 31, 2000 and 1999, we generated net losses of approximately $15.9 million and $6.7 million, respectively. We may also incur net losses in future periods. In response to market declines and poor performance in our sector generally and our lower than expected performance in the last several quarters, we introduced measures to reduce operating expenses. These measures included reductions in our workforce in 1998 and 1999. Additionally, management continues to evaluate market conditions to assess the need to take further action to more closely align our cost structure with anticipated revenues. Any subsequent actions could result in additional restructuring charges, reductions of inventory valuations and provisions for the impairment of long-lived assets, which could materially adversely affect our results of operations and stock price.

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

We may be unable to become profitable if the selling prices of our products and services decline over time

  We believe that average selling prices and possibly gross margins for our systems and services will decline over time. If we are unable to offset declining average selling prices by comparable cost savings, our gross margins will decline, and our results of operations and financial condition would be adversely affected. Reasons for the decline in average selling prices include the maturation of our systems, the effect of volume price discounts in existing and future contracts and the intensification of competition. To offset declining average selling prices, we believe we must take a number of steps, including:

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

  We may have difficulty managing the businesses we have acquired, which may increase our costs and divert resources from our business

  We may continue to encounter problems related to the management of companies which we have acquired over the past several years. Overcoming existing and potential problems may entail increased costs, additional investment and diversion of management attention and other resources, or require divestment of one or more business units, which may adversely affect our business, financial condition and operating results. In this regard, in the first three months of 2000, we sold two business units, Technosystem, Cemetel S.r.l., and have entered into an agreement to sell another business unit, Control Resources Corporation
(CRC). These business units primarily represented non-core business products, such as broadcast equipment and network monitoring equipment. The negative impact on the financial statements of the disposal of Technosystem was $30.9 million. The impact on the financial statements on the divestitures of Cemetel S.r.l. and CRC is not expected to be material.

Accounting charges related to acquisitions may decrease future earnings

  Many business acquisitions must be accounted for as purchase business combinations for financial reporting purposes. All of our past acquisitions , except the acquisitions of Control Resources Corporation, RT Masts Limited and Telematics, Inc., have been accounted for as purchase business combinations, resulting in a significant amount of goodwill being amortized. Amortization expenses adversely affect our financial results.

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

  Two of our primary competitors are Ericsson and Digital Microwave. Ericsson is a formidable competitor for us because they provide both financing services and equipment they manufacture to customers as complete telecommunications solutions. Ericsson's combined financing and product approach insulates them from competition for sales of products because, in order for customers to obtain the financing, Ericsson requires them to purchase the product from Ericsson, which completely forecloses our opportunity to sell products to the customer. In contrast, Digital Microwave is a product manufacturer like we are, and competes directly against us for product sales to customers, which leads to downward pressure on prices we can charge for our products. With regard to our point-to-multipoint product line we also compete with Netro, who is also a product manufacturer like us. If we are unable to successfully compete for customers, future growth, revenues and profitability would be adversely affected.

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

10.67(2) Antidilution Agreement, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

10.74(3)      Stock Purchase Warrant between P-Com, Inc. and Marshall
              Capital Management, Inc., dated January 20, 2000.

10.75(3)      Promissory Note between P-Com, Inc. and Castle Creek
              Technology Partners LLC, dated November 16, 1999.

10.76(3)      Asset Purchase Agreement between Paradyne Networks,
              Inc., P-Com, Inc., and Control Resources Corporation, dated April 5, 2000.

10.77(3) Promissory note between James Sobczak and P-Com, Inc., dated May 3, 2000.

10.78(3)      Agreement between Reloaction, a California
              Corporation and P-Com, Inc., dated November 8, 1999.

27.1(4)       Financial Data Schedule.

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

(3) Incorporated by reference to identically numbered exhibit to the Company's Amendment No. 7 to Form S-3 Registration Statement dated May 4, 2000.

(4) Incorporated by reference to identically numbered exhibit to the Company's 10-Q for the period ended March 31, 2000, dated May 15, 2000.

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


                                         P-COM, INC.



Date: August 24, 2000
                                         By:  /s/ George P. Roberts
                                              ---------------------
                                              George P. Roberts
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer
                                              (Principal Executive Officer and
                                              Principal Finacial Officer)


EXHIBIT INDEX


Exhibit No.
----------
 3.2(1)       Restated Certificate of Incorporation filed on March 9,
              1995.

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

10.67(2) Antidilution Agreement, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

10.74(3)      Stock Purchase Warrant between P-Com, Inc. and Marshall
              Capital Management, Inc., dated January 20, 2000.

10.75(3)      Promissory Note between P-Com, Inc. and Castle Creek
              Technology Partners LLC, dated November 16, 1999.

10.76(3)      Asset Purchase Agreement between Paradyne Networks,
              Inc., P-Com, Inc., and Control Resources Corporation, dated April 5, 2000.

10.77(3) Promissory note between James Sobczak and P-Com, Inc., dated May 3, 2000.

10.78(3)      Agreement between Reloaction, a California
              Corporation and P-Com, Inc., dated November 8, 1999.

27.1(4)       Financial Data Schedule.

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

(3) Incorporated by reference to identically numbered exhibit to the Company's Amendment No. 7 to Form S-3 Registration Statement dated May 4, 2000.

(4) Incorporated by reference to identically numbered exhibit to the Company's Quarterly Report 10-Q for the quarterly period ended March 31, 2000.