Form 10-Q
period 2000-09-30
P COM INC
filed 2000-11-15
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ________________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000.

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

              Yes [X]   No [ ]

As of October 16, 2000, there were 80,353,358 shares of the Registrant's Common Stock outstanding, par value $0.0001.

This quarterly report on Form 10-Q Consists of 26 pages of which this is page 1. The Exhibit Index appears on page 26.

                                  P-COM, INC.
                               TABLE OF CONTENTS

                                                                                                Page
PART I.   Financial Information                                                                 Number
          ---------------------                                                                 ------
  Item 1  Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999...............................................................     3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 2000 and 1999...................................     4

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999...................................................     5

          Notes to Condensed Consolidated Financial Statements................................     6

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................................    12

PART II.  Other Information
          -----------------

  Item 1  Legal Proceedings...................................................................    24

  Item 2  Changes in Securities...............................................................    24

  Item 3  Defaults Upon Senior Securities.....................................................    24

  Item 4  Submission of Matters to a Vote of Security Holders.................................    24

  Item 5  Other Information...................................................................    24

  Item 6  Exhibits and Reports on Form 8-K....................................................    24

Signatures....................................................................................    25

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                 September 30,           December 31,
                                                                                      2000                   1999
                                                                                  (unaudited)
                                                                               -----------------      -----------------
   ASSETS
   Current assets:
     Cash and cash equivalents                                                         $  34,176              $  11,629
     Accounts receivable, net                                                             43,924                 38,935
     Inventory                                                                            62,470                 46,849
     Prepaid expenses and notes receivable                                                10,109                 15,987
     Notes receivable                                                                      1,034                      -
     Net assets of discontinued operations                                                     -                  3,151
                                                                                    ------------          -------------
       Total current assets                                                              151,713                116,551

   Property and equipment, net                                                            27,328                 36,626
   Deferred income taxes                                                                       -                  9,858
   Goodwill and other assets                                                              27,459                 50,605
                                                                                    ------------          -------------
                                                                                       $ 206,500              $ 213,640
                                                                                    ============          =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                                  $  36,679              $  34,275
     Accrued employee benefits                                                             2,621                  2,894
     Other accrued liabilities                                                            21,572                 15,841
     Deferred contract obligation                                                          8,000                  8,000
     Notes payable                                                                        10,647                 23,557
                                                                                    ------------          -------------
       Total current liabilities                                                          79,519                 84,567
                                                                                    ------------          -------------

   Other long-term liabilities                                                             1,924                  3,542
                                                                                    ------------          -------------

   Convertible Subordinated Notes                                                         29,700                 36,316
                                                                                    ------------          -------------

   Stockholders' equity:
     Common Stock                                                                              8                      7
     Additional paid-in capital                                                          315,998                238,721
     Accumulated deficit                                                                (219,147)              (148,973)
     Accumulated other comprehensive income                                               (1,502)                  (540)
                                                                                    ------------          -------------
       Total stockholders' equity                                                         95,357                 89,215
                                                                                    ------------          -------------
                                                                                       $ 206,500              $ 213,640
                                                                                    ============          =============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                     Three months ended September 30,     Nine months ended September 30,
                                                          2000               1999         2000                     1999
Sales:
  Product                                                $46,693           $ 30,012        $123,172            $  79,996
  Service                                                 12,842             10,046          36,251               29,414
                                                     -----------       ------------     -----------          -----------
    Total sales                                           59,535             40,058         159,423              109,410
                                                     -----------       ------------     -----------          -----------
Cost of sales:
  Product                                                 34,864             22,536         114,251               82,121
  Service                                                  9,280              6,705          26,410               20,103
                                                     -----------       ------------     -----------          -----------
    Total cost of sales                                   44,144             29,241         140,661              102,224
                                                     -----------       ------------     -----------          -----------

Gross profit                                              15,391             10,817          18,762                7,186
                                                     -----------       ------------     -----------          -----------

Operating expenses:
Research and development                                   4,026              7,623          15,592               25,763
Selling and marketing                                      3,270              3,690           9,950               13,468
General and administrative                                 5,247              5,325          20,946               26,810
Goodwill amortization                                        711              2,054          18,887                6,162
Restructuring changes                                          -               (167)              -                3,118
                                                     -----------       ------------     -----------          -----------
  Total operating expenses                                13,254             18,525          65,375               75,321
                                                     -----------       ------------     -----------          -----------

Loss from continuing operations                            2,187             (7,708)        (46,613)             (68,135)
Interest expense                                          (1,368)            (2,717)         (4,148)              (6,849)
Other income (expense), net                               (2,895)            (3,288)         (6,266)              (3,342)
                                                     -----------       ------------     -----------          -----------

Loss from continuing operations before
income taxes and extraordinary items                      (2,126)           (13,713)        (57,027)             (78,326)
Provision for income taxes                                   (55)               228          11,037                  479

                                                     -----------       ------------     -----------          -----------
Loss from continuing operations before                    (2,071)           (13,941)        (68,064)             (78,805)
  extraordinary item
Loss on discontinued operations                                -            (22,458)         (4,000)             (26,144)
Extraordinary item: retirement of Notes                        -                  -           1,890                7,284
Charge related to conversion of Preferred
  Stock to Common Stock                                        -                  -               -              (12,190)
                                                     -----------       ------------     -----------          -----------
Net loss                                                 $(2,071)          $(36,399)       $(70,174)           $(109,855)
                                                     ===========       ============     ===========          ===========

Basic and diluted loss per share:
  Loss from continuing operations before
    extraordinary item                                   $ (0.30)          $  (0.21)       $  (0.88)           $   (1.41)
  Discontinued operations                                      -              (0.34)          (0.05)               (0.49)
  Extraordinary item                                           -                  -            0.02                 0.13
  Conversion of Preferred Stock                                -                  -               -                (0.22)
                                                     -----------       ------------     -----------          -----------
  Net loss                                               $ (0.30)          $  (0.55)       $  (0.91)           $   (1.99)
                                                     ===========       ============     ===========          ===========

Shares used in per share computation:
  Basic and diluted                                       78,935             65,330          77,198               55,133
                                                     ===========       ============     ===========          ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                             2000              1999
                                                                                        -------------      ------------
Cash flows from operating activities:
  Net loss                                                                              $     (70,173)     $     (71,521)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation                                                                                 8,945             11,680
   Amortization of goodwill                                                                     3,839              6,162
   Loss on disposal of property and equipment                                                   2,924              4,753
   Compensation expense related to stock options                                                  216                  -
   Valuation adjustment to deferred income taxes                                                9,858
   Restructuring and other charges                                                                  -             33,190
   Inventory charges                                                                           19,053
   Accrued liability charges                                                                    4,318
   Write off of goodwill                                                                       15,000
   Gain on exchange of convertible notes                                                       (1,890)                 -
   Loss on sale of subsidiary                                                                     855                  -
   Loss on disposal of discontinued operations - sale of termination                            4,000                  -
   Amortization of stock warrants                                                               1,428                  -
   Non Cash effect of retirement of notes                                                           -             (7,284)

  Change in assets and liabilities:
   Accounts receivable                                                                         (7,073)           (12,231)
   Inventory                                                                                  (36,264)             4,651
   Prepaid expenses and notes receivable                                                        4,354              5,231
   Goodwill and other assets                                                                      430                127
   Accounts payable                                                                             6,995             (5,238)
   Accrued employee benefits                                                                      768                351
   Other accrued liabilities                                                                      191              5,594
                                                                                        -------------      -------------
    Net cash used in operating activities                                                     (32,226)           (24,535)
                                                                                        -------------      -------------
Cash flows from investing activities:
   Acquisition of property and equipment                                                       (7,162)            (6,312)
   Cash paid on disposal of discontinued operations                                            (2,000)                 -
   Proceeds fron sale of subsidiary                                                             6,860                  -
   Proceeds fron sale of property and equipment                                                   700                  -
                                                                                        -------------      -------------
    Net cash used in investing activities                                                      (1,602)            (6,312)
                                                                                        -------------      -------------
Cash flows from financing activities:
   Borrowings (payments) under capital lease obligation                                           767               (276)
   Proceeds (payments) of notes payable                                                       (13,498)           (19,803)
   Proceeds from long term debt                                                                                       71
   Proceeds from the issuance of common stock, net of expenses                                 62,276             36,472
   Proceeds from exercise of stock options                                                      8,041                  -
   Issuance of note receivable to officer                                                        (250)                 -
                                                                                        -------------      -------------
    Net cash provided by financing activities                                                  57,336             16,464
                                                                                        -------------      -------------
Effect of exchange rate changes on cash                                                          (962)              (616)
                                                                                        -------------      -------------
Net increase (decrease) in cash and cash equivalents                                           22,546            (14,999)
Cash and cash equivalents at the beginning of the period                                       11,629             29,033
                                                                                        -------------      -------------
Cash and cash equivalents at the end of the period                                      $      34,175      $      14,034
                                                                                        =============      =============

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                           (In thousands, unaudited)

Supplemental cash flow disclosures:

  Cash paid for income taxes                                            $            435       $            346
                                                                        ----------------       ----------------
  Cash paid for interest                                                $          1,726       $          6,665
                                                                        ----------------       ----------------
  Exchange of Convertible Subordinated Notes for Common Stock           $          7,017       $         25,539
                                                                        ----------------       ----------------

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 2000, and the results of its operations and its cash flows for the nine months ended September 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K/A (File No. 0-25356). Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

     2.  RECLASSIFICATIONS

     The Company has reclassified certain amounts reported in the prior year's financial statements, including the reclassification of its Italian subsidiary, Technosystem S.p.A. as a discontinued operation, to conform to current year presentation.

     3.  NET LOSS PER SHARE

     For purpose of computing basic and diluted loss per share, weighted average common share equivalents do not include stock options, warrants, or shares to be issued upon the assumed conversion of the 4 1/4% Convertible Subordinated Notes ("Notes") into Common Stock because the effect would be antidilutive.

     For the three-month periods ended September 30, 2000 and 1999, options to purchase approximately 4,315,000 and 3,093,337 shares of Common Stock were excluded from the computation, respectively. For the nine-month periods ended September 30, 2000 and 1999, options to purchase approximately 5,091,000 and 1,700,011 shares of Common Stock were excluded from the computation, respectively. For the three, and nine-month periods ended September 30, 2000, warrants to purchase 2,065,000 shares of common stock were excluded from the computation. For the three, and nine months ended September 30, 1999, warrants to purchase 1,242,000 shares of common stock were excluded from the computation. For the three and nine-month periods ended September 30, 2000 and 1999, the assumed conversion of Notes into 1,173,000 and 2,812,257 shares of Common Stock was not included in the computation.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for the fiscal quarter beginning April 1, 2000, however, earlier adoption is permitted. The Company has not yet determined the impact, if any, that adoption will have on the consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the consolidated financial statements. The adoption of the remaining provisions will not have a material effect on the consolidated financial statements.

     5.  CAPITAL STOCK

     In January 2000, the Company sold approximately 7,531,000 shares of common stock at a per share price of $5.71, for an aggregate purchase price of $43.8 million. The unregistered shares were priced at a 15% discount to the average closing sale prices of common stock for the 60 consecutive trading days prior to the signing of the agreement. The shares have subsequently been registered.

     In connection with a new loan agreement (see Note 6), the Company issued warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005.

     In August 2000, the Company sold 3,000,000 shares of common stock at a per share price of $6.11, for an aggregate purchase price of $18.3 million. The unregistered shares were priced at a 7.2% discount to the average closing sale prices of the Company's Common Stock for the 60 consecutive trading days prior to the signing of the agreement. The shares have subsequently been registered.

     6.  BORROWING ARRANGEMENTS

     The Company entered into a new revolving line-of-credit agreement in January 2000 for $12 million. A portion of the proceeds of the January 2000 equity (see Note 5) and this debt financing was used to repay the company's outstanding indebtedness of approximately $27 million under its previous revolving line-of-credit agreement. The loan matures on January 31, 2001, subject to automatic one-year renewals at the option of both parties. Borrowings under the line bear interest at the greater of prime rate plus 2% or 8% per annum. The Company's U.S. cash deposits, receivables, inventory, equipment, investment property and intangibles secure borrowings under the new agreement. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12 million.

     In connection with the loan agreement the Company issued warrants to purchase 200,000 shares of common stock and recorded a discount to amounts recorded under the line of credit agreement of approximately $2 million, which represents the fair value of the warrants. Such discount is being amortized to interest expense over the term of the loan agreement. During the nine-month period ended September 30, 2000, the Company recorded $1.4 million of interest expense related to these warrants.

     7.  BALANCE SHEET COMPONENTS

     Inventory consists of the following (in $000):

                             September 30,           December 31,
                                 2000                   1999
                             (unaudited)
                          ------------------      ----------------
     Raw materials        $     17,040            $     22,484
     Work-in-process            24,293                  16,019
     Finished goods             21,137                   8,346
                          $     62,470            $     46,849
                          ==================      ================

8.   RESTRUCTURING

  In the second quarter of 2000, the Company determined that there was a need to reevaluate its inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from UK and other European markets and toward the US market, and the resultant anticipated decrease in demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point products, and resulted in total charges of approximately $21.3 million during the second quarter of 2000. These charges consisted of increases to inventory reserves of approximately $17.0 million and accrued liabilities of approximately $4.3 million. In addition, the Company performed a review of the carrying value and remaining life of long-lived assets and recorded write-downs of approximately $15.0 million of goodwill, and an approximately $9.9 million increase in the valuation allowance against deferred tax assets. (See Notes 9 and 10)



  The increase in inventory reserves totaled approximately $17.0 million and was charged to Product Cost of Sales. Of this total, approximately $15.4 million was required for excess and obsolete inventory reserves primarily in the Company's Tel-Link product and was based on its revised sales reserves forecasts and product demand, which reflect recent changes in product and customer mix. For example, sales for 1999 to the UK and other European customers, who historically purchase its lower speed and frequency products, represented 52.5% of sales, and sales to US customers represented 30.8% of its sales. In the second quarter of 2000, sales to UK and European customer represented 26.7% of its sales and sales to US customers represented 64.6% of its sales. Based on the mix of its recent sales orders and forecasted sales, the Company expects this trend to continue during the next twelve months.

  As of September 30, 2000, the Company had net inventories of approximately $32.0 million related to the Tel-Link Point-to-Point product line, which is its core product line. As of September 30, 2000, the Company had net inventories of approximately $12.0 million related to the Point-to-Multipoint product line.

  Also in the Second quarter of 2000 accrued liabilities were increased by approximately $3.2 million for a charge to Product Cost of Sales primarily for non-cancelable excess/obsolete inventory purchase commitments. These charges related primarily to the Company's Point-to-Point Tel-Link product lines. As customer demand is not anticipated to consume the inventory on hand within the next twelve months, the Company will continue to attempt to sell the inventory and will dispose of it when it is deemed to be unsaleable.

  The Company is embarking on a program to find buyers for excess and obsolete inventory and is in the process of attempting to renegotiate the non-cancelable purchase commitments with its suppliers.

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

  9.   GOODWILL

  Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basisover the period of expected benefit, ranging from 4.5 to 20 years. Management continues to evaluate and revise its business plan for the Cylink product line, and based on changes to the related expected revenue stream, determined in the second quarter of 2000 that an evaluation analysis of the recoverability of the goodwill related to this acquisition was required. Management's evaluation indicated that the goodwill balance was impaired, and the Company therefore recorded a charge of $15.0 million for the impairment of goodwill in the second quarter of 2000. The remaining balance of goodwill related to the Cylink acquisition will be amortized over the remaining estimated useful life of 4.5 years.

  10. INCOME TAXES

  Management regularly assesses the realizability of deferred tax assets based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The methodology used by Management to determine the amount of deferred tax assets that are more likely than not to be realized is based upon the Company's recent earnings and estimated future taxable income for the next year. Management believes that, based on these factors, that the Company may not realize deferred tax assets from events of the Third quarter 2000, and accordingly no deferred tax receivable is recorded for this period.

     11.  COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and the currency translation adjustment. Comprehensive loss was $2.3 million and $8.6 million for the three months ended September 30, 2000 and 1999, respectively. Comprehensive loss was $71.1 million and $72.1 million for the nine months ended September 30, 2000 and 1999. The currency translation losses are primarily the result of the increased strength of the US Dollar to the Euro and other European currencies.


     12.   SEGMENT REPORTING

     For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131. The Company has determined that there are two reportable segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization primarily located in the United States and the United Kingdom, which provides comprehensive network services including system and program planning and management, path design, and system installation for the wireless communications market.

     The accounting policies of the operating segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Annual Report on Form 10-K1A The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded from presentation, as such information is not significant.

The following tables show the operations of the Company's operating segments (in thousands):

                                                          For Three Months Ended                   For Nine Months Ended
                                                                September 30                           September 30
                                               --------------------------------------- -----------------------------------
                                                   2000                   1999               2000                 1999
                                                   ----                   ----               ----                 ----
Sales
  Product                                           $ 46,693              $ 30,012           $123,172             $ 79,996
  Service                                             12,842                10,046             36,251               29,414
                                               -------------        --------------     --------------       --------------
Total                                               $ 59,535              $ 40,058           $159,423             $109,410
                                               =============        ==============     ==============        =============

Income (loss) from continuing operations:
  Product                                            $(3,569)              $(1,554)          $(71,484)            $(81,839)
  Service                                              1,498                 1,520              2,878                3,084
                                               -------------        --------------     --------------       --------------
Total                                               $  2,071             $ (13,941)          $ 68,606             $ 78,805
                                               =============        ==============     ==============        =============


     The breakdowns of sales by geographic customer destination are (in $000):


                                                          For Three Months Ended             For Nine Months Ended
                                                               September 30                       September 30
                                               --------------------------------------- -----------------------------------
                                                   2000                   1999               2000                 1999
                                                   ----                   ----               ----                 ----
Sales:
  United States                                   $37,335                 $11,404           $ 86,887           $ 30,548
  Untied Kingdom                                   13,920                  12,346             47,255             39,614
  Europe                                            1,985                   7,331              6,923             22,161
  Africa                                              320                       -                320                  -
  Asia                                              3,245                   5,204              9,300              6,294
  Other Geographic Region                           2,730                   3,773              8,738             10,793
                                               ----------            ------------       ------------       ------------
                                                  $59,535                 $40,058           $159,423           $109,410
                                               ==========            ============       ============       ============

     13.  CONTINGENCIES

     The Company is a defendant in consolidate state-court class action lawsuits in which the plaintiffs are alleging various state securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. While management believes the actions are without merit and is defending these actions vigorously, all of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1999. Annual Report on Form 10-K/A, Form S-3 Registration statements declared effective at the Securities and Exchange Commission in 2000, and other documents filed by the Company with the Securities and Exchange Commission.

Overview

     We supply equipment and services to access worldwide telecommunications networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, we offer program management, engineering, procurement, installation and maintenance elements of the telecommunications networks between central office and customer premise locations over physical and wireless facilities. Our Point-to-MultiPoint (PMP) radio system for use in the telecommunications industry reached the production stage and shipments resulted in production revenues beginning in the fourth quarter of 1999.

     In January 2000, we received approximately $43.8 million in net proceeds from a private placement of Common Stock. In addition, we entered into a new loan agreement for $12 million in January 2000. The loan matures on January 31, 2001, subject to annual renewals. Borrowings under the line are secured by cash deposits, receivables, inventory, equipment, investment property, and intangibles. The maximum borrowings under the agreement will be limited to 85% of eligible accounts receivable, not to exceed $12 million. We issued the lender warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005.

     In February 2000, we completed the divestiture of Technosystems S.p.A. and Cemetel S.r.l, two of our Italian subsidiaries, resulting in additional losses for the first quarter 2000 of approximately $4.0 and $3.5 million respectively. In April of 2000, we sold Control Resource Corporation for $7.5 million.

    In August 2000, the Company sold 3,000,000 shares of Common Stock for $6.11 per share, for an aggregate purchase price of $18.3 million cash.

     The following table sets forth items from the Consolidated Condensed Statements of Operations as a percentage of sales for the periods indicated.


                                                       For Three Months Ended                      For Nine Months Ended
                                                             September 30                               September 30
                                               ------------------------------------       -----------------------------------
                                                       2000                    1999              2000                    1999
                                                       ----                   -----             -----                  ------
Sales:
  Product                                              78.0%                   75.0%             77.0%                   73.0%
  Service                                              22.0%                   25.0%             23.0%                   27.0%
                                               ------------           -------------       -----------            ------------
  Total Sales                                           100%                    100%              100%                    100%
                                               ============           =============       ===========            ============
Cost of Sales:
  Product                                              58.5%                   56.0%               72%                   75.0%
  Service                                              15.5%                   17.0%             17.0%                   18.0%
                                               ------------           -------------       -----------            ------------
  Total Cost of Sales                                    74%                     73%               89%                     93%
                                               ============           =============       ===========            ============
Gross Profit                                           26.0%                   27.0%               11%                    7.0%

Operating Expenses
  Research and Development                              7.0%                   19.0%             10.0%                   23.5%
  Selling and Marketing                                 5.0%                    9.0%              6.0%                   12.3%
  General and Administrative                            9.0%                   13.0%             13.0%                   24.6%
  Goodwill and Amortization                             1.0%                    5.0%             12.0%                    5.6%
  Restructuring charges                                   -                       -                 -                     3.0%
                                               ------------           -------------       -----------            ------------
  Total Operating expenses                               22%                     46%               41%                     69%
                                               ============           =============       ===========            ============
Income (loss) from continuing operations                3.6%                  (19.2%)           (29.2%)                 (62.3%)
Interest expense                                       (2.3%)                  (6.8%)            (2.6%)                  (6.3%)
Other Income (expense), net                            (4.9%)                  (8.2%)            (3.9%)                  (3.1%)
                                               ------------           -------------       -----------            ------------
Loss from continuing operations before
 income taxes and extraordinary items                  (3.6%)                 (34.2%)           (35.7%)                 (71.7%)
Provision for income taxes                              0.1%                    0.6%              6.9%                    0.4%
                                               ------------           -------------       -----------            ------------
Income (loss) from continuing operations
before extraordinary item                              (3.5%)                 -34.8%            (42.6%)                 (72.1%)
Loss from discontinued operations                         -                   -56.1%             (2.5%)                 (23.9%)
Extraordinary item: retirement of Notes                   -                       -               1.2%                   (6.7%)
                                               ------------           -------------       -----------            ------------
Net loss                                               (3.5%)                 -90.9%            (43.9%)                 (89.3%)
                                               ------------           -------------       -----------            ------------
Change related to conversion of
Preferred Stock to Common Stock                           -                       -                 -                   (11.1%)
                                               ------------           -------------       -----------            ------------
Net loss applicable to holders of
Common Stock                                           (3.5%)                 (90.9%)           (43.9%)                (100.4%)
                                               ============           =============       ===========            ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales.

     For the three months ended September 30, 2000, sales were approximately $59.5 million, compared to $40 million for the same period in the prior year. The 49% increase in total sales was primarily due to shipments under new contracts received in second and third quarter of 2000 for Point-to-Point radio units, as well as increased contract work received by the Company's US based service unit. For the nine-months ended September 30, 2000, total sales were approximately $159.4 million, as compared to $109.4 million for the same period in the prior year. The 46% increase was primarily due to the same reasons as noted above.

     Product sales for the third quarter 2000 increased approximately $16.7 million or 56% compared to the third quarter 1999. Product sales represented approximately 78% and 75% of sales in the three months ended September 30, 2000 and 1999, respectively. Point to Point product sales increased by approximately $8.7 million or 50% from approximately $17.4 in the third quarter approximately $37.1 million in the third quarter 2000 due to an increase in domestic point to point unit shipments.

     In addition, product sales from the recently released Tel-link Point to MultiPoint (PMP) product for the third quarter of 2000 were approximately $3.1 million, compared to none in the third quarter of 1999. Sales of PMP were attributable to two major customers. Sales for Air ?? product lines for the three months ended September 30, 2000 and 1999 were approximately $6.0 million and $5.9 million, respectively.

     Product sales for the nine months ended September 30, 2000 increased
approximately $43.2   million or 54 % as compared to the same period in 1999.
Product sales represented approximately 77% and 73 % of total sales in the nine months ended September 30, 2000 and 1999, respectively. The new PMP product line sales for the nine months ended September 30, 2000 were approximately $13.8 million. As the product line was introduced in quarter four of 1999, there were no comparable sales for the comparable period in 1999. Sales of Point-to-Point and ? product lines were stronger beginning in the second quarter of 2000 due primarily to sales of these products under new contracts with United States based CLAC operators and systems integrators. Point-to-Point sales for the nine months ended September 30,2000 were approximately $87.1 million compared to $63 million for the comparable period in 1999.

     Service sales for the three months ended September 30, 2000 increased approximately $2.8 million or 28% from the comparable period in the prior year. Services sales represented 22 % and 25% of total sales in the third quarter 2000 and 1999, respectively. Service sales for the nine months ended September 30, 2000 increased approximately $6.8 million or 23% from the same period in the prior year. These increased sales were primarily due to expanding markets for our United States based service group, primarily for installation of P-COM radio units and system design and installation for wireline telephone service providers. The decrease in services sales as a percentage of total sales for the nine months ended September 30, 2000 was primarily due to the product sales growth rate increasing faster (54% annually) than service sales levels (23% annually for this period only).

     During the three-month periods ended September 30, 2000 and 1999, four and three customers accounted for a total of 61.9% and 44.4% of our sales, respectively. During the nine months ended September 30, 2000 and 1999, three and three customers accounted for a total of 44.8% and 48.4% of our sales, respectively. We expect to experience an increased concentration of sales to a small number of major customers in the fourth quarter of 2000.

During the three months ended September 30, 2000, we generated approximately 62.7% of our sales in the United States and approximately 37.3% internationally. During the same period in 1999, we generated 28.4% of our sales in the United States and 71.6% internationally. The primary factors in the overall shift of sales to the domestic market were (1) a significant order for Point-to-Point products received from our single largest customer at the end of the second quarter for delivery in the third and fourth quarters, (2) steadily increasing revenue during the 2000 year for the United States based service group for installation and systems design work, and (3) a decline in sales ??
Europe.

     Many of our largest customers use our product and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly.

     Gross Profit. For the three months ended September 30, 2000 and 1999, gross profits were $15.4 million and $10.8 million, respectively, or 26% and 27% of sales, respectively. For the three months ended September 2000 and 1999, product gross profits were 25%, respectively.

     Service gross profits as a percentage of service sales were approximately 28% and 33% for the three months ended September 30, 2000 and 1999, respectively. Service gross profits as a percentage of service sales were approximately 27% and 32% for the nine months ended September 30, 2000 and 1999, respectively. Gross profit margins on work for the largest United Kingdom based customer were reduced based on a renegotiated turnkey sales and service agreement.

     Research and Development. For the three months ended September 30, 2000 and 1999, research and development (R&D) expenses were approximately $4 million and $7.6 million, respectively. As a percentage of sales, research and development expenses decreased from 19% for the three months ended September 30, 1999 to 7% for the three months ended September 30, 2000. The percentage decrease is affected by both the decrease in overall R&D spending, and the increase in sales levels in fiscal 2000. The R&D cost decrease is primarily due to our point-to-mulitpoint development project, which was completed in the fourth quarter of 1999 and new product programs in 2000 have not been as comprehensive.

     Selling and Marketing. For the three months ended September 30, 2000 and 1999, sales and marketing expenses were $3.3 million and $3.7 million, respectively. As a percentage of sales, selling and marketing expense decreased from 9% for the three months ended September 30, 1999 to 5% for the three months ended September 30, 2000. The company has begun in the third quarter an increase in international marketing, specifically in the far east and Indian subcontinent

     General and Administrative. For the three months ended September 30, 2000 and 1999, general and administrative expenses were $5.2 million and $5.3 million, respectively. As a percentage of sales, general and administrative expenses decreased from 13% to 9.0% for the three months ended September 30, 1999 and 2000, respectively. The percent of sales decline was caused by increased sales in 2000, as costs remained fairly constant between the periods. A significant percentage of general and administrative expenses, particularly for facility costs and depreciation are fixed quarter-to-quarter.

     Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 4.5 to 20 years. For the three months ended September 30, 2000 and 1999, goodwill amortization was approximately $0.7 and $2.0 million, respectively. The reduction relates to lower intangible asset levels on September 30, 2000 Balance Sheets following the sale of non core subsidiary business in early 2000, and writeoffs of goodwill taken in the second quarter of 2000.

     For the nine months ended September 30, 2000 and 1999 goodwill amortization was $18.9 million and $6.2 million, respectively. The increase in goodwill amortization for the period ending September 30, 2000 was due to a write off of Goodwill management determined was impaired associated with Cylink Wireless Group (approximately $15 million), and that resulting from the sale of Technosystem S. p. A. and Cemetel. The remaining Goodwill associated with the Cylink acquisition will be amortized over the estimated remaining useful life of
4.5 years. Goodwill related to the Columbia Software acquisition (P-Com Network Services) is being amortized over a 20-year period

     Interest Expense. For the three months ended September 30, 2000 and 1999, interest expense was $1.4 million and $2.7 million, respectively. For the nine months ended September 30, 2000 and 1999, interest expense was $4.1 million and $6.8 million respectively. Interest expense for the nine months ended September 30 2000 and under 1999 consisted primarily of interest and fees incurred on borrowings under our bank line of credit and interest on the principal amount of our subordinated 41/4% convertible promissory Notes due 2002 (the Notes).

     The reduction in interest expense was primarily due to the reduced amounts of bank debt and notes over the past twelve months. There was no significant change in our underlying interest rates between periods.

     Other income (expense), net. For the three-month period ended September 30, 2000 other expense, net, totaling ($2.9) million consisted primarily of currency translation losses. The currency translation losses are the result of the increased strength of the U.S. dollar to the Euro and other European currency.

     Sales contracts negotiated in foreign currencies have been primarily limited to British pound sterling contracts and Italian lira contracts. We may in the future be exposed to the risk of foreign currency gains and losses depending upon the magnitude of a change in the value of a local currency in an international market and the Company's actions to hedge such potential losses.

     Discontinued operations. In August of 1999, the Company's Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the December 31, 1999 Consolidated Balance Sheet, "net assets of discontinued operation", and in the "discontinued operations" line of the Consolidated Statements of Operations. The "net assets of discontinued operations" represented the assets to be sold offset by the liabilities to be assumed by the buyers of the business. In February 2000, we completed the disposal of Technosystem and recorded an additional loss of $4 million.

     Extraordinary Item. In January of 2000, we exchanged an aggregate of $7.0 million of our Notes for an aggregate of 677,000 shares of our Common Stock with a fair market value of $5.1 million. This transaction resulted in an extraordinary gain of $ 1.9 million.

     Provision (Benefit) for Income Taxes. The Company's effective tax rates for the three months ended March 31, 2000 and 1999 were (6.9%) and 0%, respectively. The provision for income taxes for the first quarter 2000 consists of estimated state and foreign taxes benefit based on taxable losses in the period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity And Capital Resources

     During the nine-month period ended September 30 2000, we used approximately $32.2 million of cash in operating activities, primarily due to the net loss of $70.1 million and the non-cash gain on exchange of Notes of $1.9 offset by non-cash charges including $9.9 million of valuation allowances against deferred tax benefits receivable which were considered not reliable, $15.0 million write-off of goodwill, $17.0 million of inventory charges, and $4.3 million of accrued excess liability charges, as well as the net loss on disposal of subsidiaries and discontinued operations of $4.0 million and net losses of $2.9 million resulting from dispositions and write-off of property and equipment. Most of this activity was effected by June 30, 2000. In addition, we experienced increases in operating cash flow from non-cash depreciation and Goodwill amortization of $12.8 million, an increase in accounts payable of $7.0 million, and a decrease in prepaid expenses of $3.5 million offset by an increase in inventories carried of $36.2 million, primarily finished units of our new Point-to-Multipoint radios. We experienced an increase in accounts receivable of $7.1 million relative to higher sales levels achieved. In the quarter ended September 30, 2000 receivables were reduced approximately $2.0 million through better collection effort results and shorter payment terms in newer contracts. During the nine-month period ended September 30, 2000, we used approximately $1.6 million in investing activities primarily for the acquisition of property and equipment offset by proceeds from the disposal of subsidiaries.

     During the nine-month period ended September 30, 2000, we retired approximately $7.0 million of our Notes through the issuance of approximately 677,000 shares of common stock. This non-cash exchange resulted in an extraordinary gain of approximately $1.9 million. During the nine-month period ended September 30, 2000, we generated approximately $57.0 million from financing activities, specifically we received approximately $62.2 million in net proceeds from private placements of a total of approximately 10.5 million shares of common stock in January 2000 and August 2000 and $8.0 million from the exercise of stock options during the nine months ended September 30, 2000, we also repaid approximately $27.0 million of borrowings under our bank line of credit and borrowed $10.5 million under a new loan agreement secured by operating assets. The loan matures on January 31, 2001, subject to annual renewals. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12.0 million.

     At September 30, 2000, we had working capital of approximately $72.1 million, compared to $32.0 million at December 31, 1999. In recent years, we have realized most of our sales near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. However, in the third quarter 2000, our sales were more evenly spread month to month, resulting in more accounts being created and collected within the quarter. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject us to risks that have and continue to materially adversely affect our business prospects, financial condition and results of operations.

     At of September 30, 2000 our principal sources of liquidity consisted of approximately $34.2 million of cash and cash equivalents. At December 31, 1999, we had approximately $11.6 million in cash and cash equivalents.

     The Company does not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

     Existing working capital availability is expected to be sufficient to meet our working capital needs through at least December 31, 2000. Several recent quarters have resulted in large losses. We are evaluating various additional alternatives to improve liquidity and working capital as required. These alternatives include the sale of additional stock, increased working capital, lines of credit and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required.

CERTAIN FACTORS AFFECTING THE COMPANY

     You should carefully consider the risks described below before making an investment decision.

Due to our stage of development and industry, an investment in our stock is very risky

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

     Our stock price is volatile, so you may not be able to sell our stock at any particular time at a favorable price

     The stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations in recent years. These fluctuations have often been unrelated to the operating performance of affected companies. The market price of our common stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, sometimes reaching extreme and unexpected lows, including fluctuations that are unrelated to our performance. During the 52 week period ending October 18, 2000, the market price of a share of our common stock was as low as $4.125and as high as $28.50. These fluctuations may mean that investors may not be able to sell our common stock at a favorable price at any given time.

     We do not pay dividends, so appreciation of our stock price is the only way in which you will realize a return on your investment

     Our bank line-of-credit agreement prohibits us from paying any dividends on our common stock except dividends paid in shares of our common stock. Since our incorporation in 1991, we have not declared or paid cash dividends on our common stock, and we anticipate that any future earnings will be retained for investment in our business. Thus, the return on an investment in our common stock will likely be through resale of shares at a price higher than the price paid for those shares. As indicated above, the market for our shares may not provide an opportunity to sell our shares at a favorable price at any given time.

We rely on our existing customers, and it will materially adversely affect our operating results and financial condition if they do not support us

     A substantial amount of our products and services are purchased by a limited number of customers, so the loss of a large customer would significantly affect our results of operations

     If any of our important customers significantly reduce their purchases from us, which has been the case during the last twelve months, then this may materially adversely affect the profitability of our business and our ability to remain in business. During 1998 and 1999, one customer, Orange Personal Communications Ltd., accounted for 27.9% and 20%, respectively, of our sales. During the third quarter of 2000, we had two different customers that individually accounted for over 10% of our sales. During the third quarter of 2000, two customers, Winstar and Mercury One to One accounted for 46.0% and 13.0%, respectively, of our sales.

     The Company places orders with suppliers based in part on customer non-binding forecasts

     Historically, the Company has built products based on non-binding forecasts from customers. This practice has resulted in write-offs of excessive and obsolete inventory for each of the past three years.

     Our customers may cancel orders leaving us with unsaleable equipment or idle capacity

     Our customers often enter into purchase orders with us far in advance of manufacture of the equipment ordered. We have experienced purchase order cancellations and deferrals. Historically, we have chosen not to harm our relationships with our customers by enforcing their obligations under purchase orders when the customer wishes to cancel an order. Cancellations of orders by customers may, depending upon the timing of the cancellation, leave us with unsaleable equipment or idle capacity, which would adversely affect our operating results and financial condition.

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

We may try to issue stock at a discount to the current market price, which would dilute our existing stockholders

     In order to raise the funds we need to execute our business plan and fund operations generally, we may continue to issue stock at a discount to the current market price. Transactions of that kind would result in dilution to our existing stockholders.

We may be forced to incur additional costs to restructure our business to reduce our expenses, which could materially adversely affect our results of operations and stock price

     During 1999, we generated net losses of approximately $103.0 million. During the first nine months of 2000, we generated net losses of $70.2 million. We may also incur net losses in future periods. In response to market declines and poor performance in our sector generally and our lower than expected performance over the last several quarters, we introduced measures to reduce operating expenses. These measures included reductions in our workforce in 1999 and 1998. Additionally, management continues to evaluate market conditions to assess the need to take further action to more closely align our cost structure with anticipated revenues. Any subsequent actions could result in additional restructuring charges, reductions of inventory valuations and provisions for the impairment of long-lived assets, which could materially adversely affect our results of operations and stock price.

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

If we are successful in growing our business, we may be unable to manage and integrate the expanded operations associated with revenue growth, which may increase costs and hurt profitability

     Our prior expansion has strained and continues to strain our management, financial resources, manufacturing capacity and other resources and has disrupted our normal business operations. Our ability to manage any possible future growth may depend upon significant expansion of our manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, all of which would involve expenditures in advance of increased sales. In particular, if our business grows, we must successfully manage overhead expenses and inventories, develop, introduce and market new products, manage and train our employee base, integrate and coordinate our geographically and ethnically diverse workforce and the monitor third party manufacturers and suppliers. We have in the past experienced and may continue to experience significant problems in these areas.

     If our business grows, any failure to efficiently coordinate and improve systems, procedures and controls, including improved inventory control and coordination with our subsidiaries, could cause continued inefficiencies, additional operational complexities and expenses, greater risk of billing delays, inventory write-downs and financial reporting difficulties. Those problems could impact our profitabilityand our ability to effectively manage our business.

     We may have difficulty managing the businesses we have acquired, which may increase our costs and divert resources from our business. We may continue to encounter problems related to the management of companies which we have acquired over the past several years. Overcoming existing and potential problems may entail increased costs, additional investment and diversion of management attention and other resources, or require divestment of one or more business units, which may adversely affect our business, financial condition and operating results. In this regard, in the first six months of 2000, we sold three business units, Technosystem, Cemetel S.r.l., and Control Resources Corporation (CRC), which primarily represented non-core business products, such as broadcast equipment and network monitoring equipment. The negative impact on the financial statements of the disposal of Technosystem was $30.9 million. The impact on our future financial statements of the divestitures of Cemetel S.r.l. and CRC is not expected to be material. In addition, we have written off assets of several of our other acquired companies including write-offs of $15 million of Cylink Wireless Group goodwill in the second quarter of 2000.

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

If our results of operations are inadequate, we may have difficulty servicing our debt, which could cause a default and acceleration of repayment of our debts

     As of September 30, 2000, our total indebtedness including current liabilities was approximately $111.1 million and our stockholders' equity was approximately $95.4 million. Our ability to make scheduled payments of the principal and interest on our indebtedness will depend on our future performance, which is subject in part to economic, financial, competitive and other factors beyond our control. We may be unable to make payments on or restructure or refinance our debt in the future, if necessary, which could lead to a default under our credit agreement and note indenture and acceleration of repayments of the debts thereunder.

Our customers may not pay us on time, leaving us short of funds needed to operate our business

     We may be unable to enforce a policy of receiving payment within a limited number of days of issuing bills. We have had difficulties in the past in receiving payment in accordance with our policies, particularly from customers in the early phases of business development which are awaiting financing to fund their expansion and from customers outside of the United States. We may not be able to locate parties to purchase our receivables on acceptable terms or at all. Any inability to timely collect or sell our receivables could cause us to be short of cash to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to compete successfully for customers with either competitors offering technologies similar to ours or with alternative technologies, which could adversely affect our business and results of operations

     Our wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We are experiencing intense competition worldwide from a number of leading telecommunications companies. Those companies offer a variety of competitive products and services and broader telecommunications product lines, which makes us more vulnerable to shifts in technology and customer preferences. Many of these companies have much greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

     Two of our primary competitors are Ericsson and DMC Stratex Networks. Ericsson is a formidable competitor for us because they provide both consulting services and equipment they manufacture to customers as complete telecommunications solutions. Ericsson's combined consulting and product approach insulates them from competition for sales of products because, in order for customers to obtain the complete solution, Ericsson requires them to purchase the product from Ericsson, which completely forecloses our opportunity to sell products to the customer. In contrast, DMC Stratex Networks is a product manufacturer like us, and competes directly against us for product sales to customers, which leads to downward pressure on prices we can charge for our products. With regard to our point-to-multipoint product line, we also compete with Netro, who is also a product manufacturer like us. If we are unable to successfully compete for customers, future growth, revenues and profitability would be adversely affected.

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

We have international operations in more volatile markets than the United States, and changes in these markets may undermine our business there

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

     Litigation may also be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of proprietary rights of others or to defend against claims of infringement. A variety of third parties have sent correspondence to the former owner of the Cylink Wireless Group in which they allege that the Cylink Wireless Group's products may be infringing their intellectual property rights. We acquired Cylink in 1998. Therefore, any intellectual property litigation based upon those allegations could result in substantial costs and diversion of management attention and resources, and could prevent us from selling certain products or require us to license technology to continue selling those products. Licenses to any of that technology may not be available on acceptable terms or at all.

Our results may suffer if we are unable to attract and retain qualified management and technical personnel

     Our highly technical business depends upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. Competition for qualified management, manufacturing, quality assurance, engineering, marketing, sales and support personnel is intense in our industry and geographic areas, and we may not be successful in attracting or retaining those personnel. We experience high employee turnover, which is disruptive and could adversely impact our business. The loss, or failure to perform, of any key employee could materially adversely affect our customer relations and results of operations.

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

 .    our stockholder rights agreement,
 .    our certificate of incorporation and bylaws,
 .    our equity incentive plans, and
 .    Delaware law.

     As a result of these factors, our board of directors could significantly delay, defer or prevent a change in control transaction involving P-Com, even if holders of our common stock might want the transaction to occur. These factors may adversely affect the voting and other rights of other holders of common stock, and prevent stockholders from receiving and accepting offers to acquire their shares that the board deems not to be in the best interest of our stockholders. In addition, the power of the board to reject those offers may discourage certain third parties from making these offers. Relying on forward-looking statements could cause you to incorrectly assess the risks and uncertainties in investing in our stock because our actual results could differ materially from those anticipated in our forward-looking statements.

     This Report, our other SEC filings, our press releases and our other statements contain "forward-looking" statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described.

We may face other risks not described in the foregoing risk factors, which may impair our business operations

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

     We believe that average unit selling prices and possibly gross margins for our systems and services will decline over time. This phenomenon is occurring in our point-to-point products business. If we are unable to offset declining average unit selling prices by comparable cost and operating expense savings, our gross margins will decline, and our results of operations and financial condition would be adversely affected. Such declines in average unit selling prices can be linked to product line maturation, contract terms granted to in order to add new customers and maintain existing ones, and the marketing and perceived relative product quality of competitors. These issues are common to many competitive marketplace dynamics, and not are not unique to P-Com and its competitors. To offset declining average selling prices, we believe a successful strategy implementation for our Company includes:

     . successfully introducing and selling new product lines and service levels on a timely basis;
     . developing competitive new products that incorporate advanced software and other features
     . that command higher average unit selling prices; and reducing the costs of our systems through positive supply chain management, design improvements and component cost reduction, among other actions.

     Inability of the Company to successfully execute the foregoing strategies or our inability to continue to provide significant value added resources to our customer base could result in our inability to offset declining unit sales prices of products as the existing product lines mature.

We depend on contract manufacturers and limited sources of supply and, if these sources cannot meet our current demands, or are subjected to significant shortages of critical parts, production delays could damage our customer relationships and our ability to increase market penetration levels.

     Our internal manufacturing capacity is very limited, and certain components, subassemblies and services necessary for the manufacture and production of our systems are obtained from a small group of suppliers. As a result, we have reduced control over the pricing, timely delivery, reliability and quality of finished products, components and subassemblies. We have experienced problems in the timely delivery and quantity of products and certain components and subassemblies from vendors. We expect to rely increasingly on these contract manufacturers and outside vendors in the future, and they may prove individually undependable, curtail business relations with us, or go out of business. Due to the complexity of our products, finding and educating additional or replacement vendors may be expensive and take considerable time. The Company has significantly expanded its alternative supplier sources in fiscal 2000 in order to maximize its ability to successfully manage its supply chain activities. However, our internal manufacturing capacity and that of our contract manufacturers may be insufficient to fulfill our orders, and we may be unable to obtain timely deliveries of components and subassemblies of acceptable quality. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and our overall business.

If we are successful in growing our business, we may be unable to manage and integrate the expanded operations levels associated with revenue growth, which may increase costs, lower operating efficiency, and adversely affect profitability.

     Business growth may require expansion of manufacturing and internal management and accounting systems and the successful implementation of these expansions and business modifications on a global basis. The necessity to implement adequate systems and operating and accounting controls may present challenges of our abilities to manage the attendant desired operating expense levels, continuously manage and train a diverse employee base to achieve superior value added in the marketplace while simultaneously monitoring.

Third party suppliers and contract manufacturers' output quality. These administrative and structural issues have adversely affected successful continued growth levels at times in the past. Situation such as these in the future could adversely impact our profitability levels and overall competitive status relative to our competitors.

Accounting charges related to prior acquisitions may decrease future earnings levels reported.

     Many business acquisitions must be accounted for as purchase acquisitions under GAAP financial reporting rules. Our past acquisitions, except the acquisitions of Control Resources Corporation, RT Masts Limited and Telematics, Inc., have been accounted for as purchase transactions, resulting in a significant amount of goodwill being amortized. Amortization of excess purchase costs have a dampening effect on financial operating results over significantly lengthy periods, depending on the overall levels of such capitalized costs over time. The Company has constantly monitored the ultimate level of realization of such intangible assets in the balance sheet. In the second quarter of 2000, the Company took a charge to operations of some $15 million to restate goodwill to what it believes is net realizable value.

If our results of operations are inadequate, we may have difficulty servicing our debt, which could cause a default and acceleration of repayment of our debts.

          As of September 30, 2000, our total indebtedness including current liabilities to suppliers, was approximately $111 million and our stockholders' equity was approximately $95.4 million. Our ability to make scheduled payments on our indebtedness and any related interest payments will depend on our future performance, which is subject in part to economic, financial, competition and other factors beyond our control. We may be unable to make payments on or restructure or refinance our debt in the future, if necessary, which could lead to a default under covenants in our working capital credit agreement and note indenture, and create acceleration of repayments of the debt amounts covered there under. As of the date of this report there is no current problem meeting such obligations and management is entering into discussions to obtain additional working capital debt availability at more competitive pricing structures.

Our customers may not pay us promptly, possibly leaving us short of funds needed to run daily operations of the business.

          We may be unable to enforce a policy of receiving payment within a limited number of days of issuing billings. We have had difficulties in the past in enforcing some customer payments in accordance with our policies, particularly from customers in the early phases of business development which are waiting financing to fund their expansion and from customers located outside the United States. Any inability to timely collect our receivables could cause us to be short of cash to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

We may experience problems with product quality, performance and reliability, which may damage our customer relationships.

          We have limited experience in attaining high internal manufacturing capacity with our own manufacturing systems and contracting with turnkey suppliers. Our customers require very demanding specifications for quality, performance and reliability. As a consequence, problems may occur with respect to the specifications for our systems or related software tools. If those problems occur, we could experience increased costs, delays of delivery, cancellations or rescheduling of orders or shipments, delays in billing and collection of accounts receivable and potentially higher levels of product return and related discounts required. In addition, the failure of any of our facilities to maintain or attain quality certification by the International Standards Organization could adversely affect our sales and sales growth. If any of these events occur, they might erode customer confidence and cause them to reduce their purchase levels from us, which could adversely impact our business and results of operations.

The market for our products may not grow rapidly enough to support our level of investment in infrastructure and markets, adversely affecting our results of operations.

          Our future operating results depend upon the continued growth and increased availability and acceptance of advanced radio-based wireless telecommunications systems and services may not continue to grow as anticipated. Because these markets are relatively new, predicting which market segments will develop and at what rate they will grow is difficult. We have recently invested additional significant time and resources in the development of new products, such as our point-to-multipoint product line and new models in our point-to-point lines. If the market for these new products and the market for related services for our systems fail to grow, or grow at a slower rate than anticipated, organic growth revenue will also slow, adversely affecting our results of operations.

We may be unable to compete successfully for customers with either competitors offering technologies similar to ours or with alternative technologies, which could adversely affect our business and operating results.

          Our wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We are experiencing intense competition worldwide from a number of leading telecommunications companies. Those companies offer a variety of competitive products and services and broader telecommunications product lines, which makes us more vulnerable to shifts in technology and overall customer preferences. Many of these companies have greater installed bases, financial resources and higher production, marketing, manufacturing, engineering and other capabilities than do we. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

Two of our primary competitors are Ericsson and Digital Microwave. Ericsson is a formidable competitor for us because they provide both consulting services and equipment they manufacture to customers as complete telecommunications solutions. Ericsson's combined consulting and product approach insulates them from competition for sales of products because, in order for customers to obtain their complete solution, Ericsson requires customers to purchase the base radio product from Ericsson, which completely forecloses our opportunity to sell our competing products to the specific customer. In contrast, Digital Microwave is a product manufacturer much like us, and competes directly against us for point-to-point product sales to the same customer markets, which leads to downward pressure on prices we can charge for our products. If we are unable to successfully compete for customers, future growth, revenue levels and profitability would be adversely affected.

Failure to respond to rapid technological change or introduce new products in a timely manner may limit our revenue growth and adversely impact our results of operations.

          Rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards characterize the communications equipment market. Our ability to compete in this market will depend upon our successful development, introduction and sale of new systems and enhancements and related software systems, including products acquired in prior acquisitions. Any inability to rapidly introduce, in a timely manner, new systems, enhancements or related software systems could have a material adverse effect on our results of operations and limit future growth potential.

We have extensive international operations, some of which are in more volatile markets than the United States. Negative growth rate changes in these markets may undermine our business in such markets.

          By competing in international markets, we face economic, political, regulatory, logistical, legal, financial and business environments and foreign currency fluctuations that are more volatile than those commonly experienced in the United States. Until 2000, a majority of our sales were made to customers located outside the United States. Because of the potential volatile nature of these markets, the basis for our business in these markets may be frequently jeopardized, materially and adversely affecting our operations in these countries and our overall results of operations and growth potential.

We are subject to extensive government regulation, which may change and harm our business.

          We operate in a constantly changing regulatory environment. The United States and foreign governments and international treaties extensively regulate radio communications. Our systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting our development efforts and those of our customers. Many of our competitors have broader telecommunications product lines, which make us more vulnerable than they are to regulatory changes that shift business from one product to another. As a result, those regulatory changes could make current systems obsolete, favor our competitors or increase competition. Any of those regulatory changes, including changes in the allocation of available spectrum or changes that require us to modify our systems and services, could prove costly and thus materially adversely affect our business and results of operations.

We are the subject of , and may be the subject of additional, class action lawsuits, which would divert significant resources away from our business.

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

We may be unable to protect our proprietary rights, permitting competitors to duplicate our products and services or preventing us from selling our products.

We rely on a combination of patents, trademarks, trade secrets, copyrights and other measures to protect our intellectual property rights. However, these measures may not provide adequate protection for our trade secrets or other proprietary information. Any of our patents could be invalidated, circumvented or challenged, or may not.

PART II - OTHER INFORMATION     [NEEDS ATTORNEY UPDATE]
-------------------------------------------------------

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

     All of these proceedings are at a very early stage and the Company is unable to speculate as to their ultimate outcomes. However, the Company believes the claims in the complaints are without merit and intends to defend against them

ITEM 2.   CHANGES IN SECURITIES.

          On August 14, 2000, we sold 3,000,000 shares of Common Stock to a State of Wisconsin Investment Board for $18.3 million cash. There were no underwriters involved or commissions paid. We relied on Securities Act Section 4 (2) to exempt this private placement from registration.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Beginning August 22, 2000, the Company solicited written consents from common shareholders for an amendment to the Company's Certificate of Incorporation to increase the total authorized shares of Common Stock from 95 million to 145 million. Shareholder approval was secured in October 2000 and the Certificate of Incorporation was subsequently amended to reflect the approval.

          ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

            10.79/(1)/  Letter of Cooperation between China PTIC and P-Com,
                        Inc., dated July 12, 2000.

            10.80/(2)/  Common Stock Pipes Purchase Agreement, dated August 11,
                        2000, by and between the Company and State of Wisconsin Investment Board.

            10.84 General Release and Settlement Agreement dated as of August 28, 2000 by and between the Company and Robert E. Collins.

            10.85 Letter of Offer, dated August 31, 2000, by and between the Company and Leighton J. Stephenson.

            27.1        Financial Data Schedule.

________________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on August 24, 2000.

(2) Incorporated by reference to identically numbered exhibit to the Company's Current Report on Form 8-K for an event of August 11, 2000.

     (b)    Reports on Form 8-K.

                         Report on Form 8-K filed on August 16, 2000 with regard to an event of August 11, 2000: The execution (and subsequent closing) of an agreement for the sale of 3,000,000 shares of newly issued common stock to an institutional investor for $18.3 million cash.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      P-COM, INC.


Date: November 14, 2000
                                      By:  /s/ George P. Roberts
                                           ---------------------
                                           George P. Roberts
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 14,2000
                                      By:  /s/ Leighton J. Stephenson
                                           --------------------------
                                           Leighton J. Stephenson
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

     Exhibit No.
     -----------

     (a)    Exhibits.

            10.79/(1)/    Letter of Cooperation between China PTIC and P-Com,
                          Inc., dated July 12, 2000


            10.80/(2)/    Common Stock Pipes Purchase Agreement, dated August
                          11, 2000, by and between the Company and State of Wisconsin Investment Board.

            10.84 General Release and Settlement Agreement dated as of August 28, 2000 by and between the Company and Robert
                          E. Collins.


            10.85 Letter of Offer, dated August 31, 2000, by and between the Company and Leighton J. Stephenson.

            27.1          Financial Data Schedule.

________________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on August 24, 2000.


(2) Incorporated by reference to identically numbered exhibit to the Company's Current Report on Form 8-K for an event of August 11, 2000.

     (b)    Reports on Form 8-K.

                         Report on Form 8-K filed on August 16, 2000 with regard to an event of August 11, 2000: The execution (and subsequent closing) of an agreement for the sale of 3,000,000 shares of newly issued common stock to an institutional investor for $18.3 million cash.