Form 10-Q/A
period 2000-09-30
P COM INC
filed 2000-11-16
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

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

              Yes [X]   No [ ]

As of October 16, 2000, there were 80,373,358 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q Consists of 3 pages of which this is page 1.

Statement of Explanation

On Nov 15, 2000, the Company instructed our financial printer to file on our behalf, via EDGAR, a Form 12b-25 (NT10-Q) for a filing date extension for the Form 10-Q for the quarter ended Sept 30, 2000. The financial printer erred and instead filed a preliminary draft of the Form 10-Q itself. This draft contained many errors and was never intended to be filed. No investor should base an investment decision on anything contained in this draft. It should be ignored in its entirety.

Later on Nov 15, 2000 the Company filed a proper Form 12b-25 for a filing date extension for the Form 10-Q. The Form 12b-25 promised, and it remains the Company's intention to file a finalized and correct Quarterly Report on Form 10-Q by no later than Nov 20, 2000, the last day of the Rule 12b-25 extension period. This finalized and correct Quarterly Report will be filed as a Form 10-Q/A, on or before Nov 20, 2000.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          P-COM, INC.


Date: November 16, 2000      By:  /s/ George P. Roberts
                                  ------------------------------------------
                                  George P. Roberts
                                  Chairman of the Board of Directors
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


Date: November 16, 2000      By:  /s/ Leighton J. Stephenson
                                  ------------------------------------------
                                  Leighton J. Stephenson
                                  Chief Financial Officer and
                                  Vice President, Finance and Administration
                                  (Principal Financial Officer)