Form 10-Q/A
period 2000-09-30
P COM INC
filed 2000-11-17
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ________________

                                   FORM 10-Q
                                Amendment No.2

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

This quarterly report on Form 10-Q consists of 20 pages of which this is page 1. The Exhibit Index appears on page 20.

                                  P-COM, INC.
                               TABLE OF CONTENTS

                                                                                                Page
PART I.   Financial Information                                                                 Number
          ---------------------                                                                 ------
  Item 1  Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999...............................................................     3

          Condensed Consolidated Statements of Operations for the three
          and nine months ended September 30, 2000 and 1999...................................     4

          Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999...................................................     5

          Notes to Condensed Consolidated Financial Statements................................     7

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................................    12

  Item 3  Quantative and Qualitative Disclosure about Market Risk.............................    17

PART II.  Other Information
          -----------------

  Item 1  Legal Proceedings...................................................................    17

  Item 2  Changes in Securities...............................................................    18

  Item 3  Defaults Upon Senior Securities.....................................................    18

  Item 4  Submission of Matters to a Vote of Security Holders.................................    18

  Item 5  Other Information...................................................................    18

  Item 6  Exhibits and Reports on Form 8-K....................................................    18

Signatures....................................................................................    19

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

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                     Three months ended September 30,     Nine months ended September 30,
                                                          2000               1999         2000                     1999
                                                     -----------       ------------     -----------          -----------
Sales:
  Product                                                $46,693           $ 30,012        $123,172            $  79,996
  Service                                                 12,842             10,046          36,251               29,414
                                                     -----------       ------------     -----------          -----------
    Total sales                                           59,535             40,058         159,423              109,410
                                                     -----------       ------------     -----------          -----------
Cost of sales:
  Product                                                 34,864             22,536         114,251               82,121
  Service                                                  9,280              6,705          26,410               20,103
                                                     -----------       ------------     -----------          -----------
    Total cost of sales                                   44,144             29,241         140,661              102,224
                                                     -----------       ------------     -----------          -----------

Gross profit                                              15,391             10,817          18,762                7,186
                                                     -----------       ------------     -----------          -----------

Operating expenses:
Research and development                                   4,026              7,623          15,592               25,763
Selling and marketing                                      3,270              3,690           9,950               13,468
General and administrative                                 5,247              5,325          20,946               26,810
Goodwill amortization                                        711              2,054          18,887                6,162
Restructuring charges                                          -               (167)              -                3,118
                                                     -----------       ------------     -----------          -----------
  Total operating expenses                                13,254             18,525          65,375               75,321
                                                     -----------       ------------     -----------          -----------

Income (loss) from continuing operations                   2,137             (7,708)        (46,613)             (68,135)
Interest expense                                          (1,368)            (2,717)         (4,148)              (6,849)
Other income (expense), net                               (2,895)            (3,288)         (6,266)              (3,342)
                                                     -----------       ------------     -----------          -----------

Loss from continuing operations before
income taxes and extraordinary items                      (2,126)           (13,713)        (57,027)             (78,326)
Provision for income taxes                                   (55)               228          11,037                  479

                                                     -----------       ------------     -----------          -----------
Loss from continuing operations before                    (2,071)           (13,941)        (68,064)             (78,805)
  extraordinary item
Loss on discontinued operations                                -            (22,458)         (4,000)             (26,144)
Extraordinary item: retirement of Notes                        -                  -           1,890                7,284
Charge related to conversion of Preferred
  Stock to Common Stock                                        -                  -               -              (12,190)
                                                     -----------       ------------     -----------          -----------
Net loss                                                 $(2,071)          $(36,399)       $(70,174)           $(109,855)
                                                     ===========       ============     ===========          ===========

Basic and diluted loss per share:
  Loss from continuing operations before
    extraordinary item                                   $ (0.03)          $  (0.21)       $  (0.88)           $   (1.41)
  Discontinued operations                                      -              (0.34)          (0.05)               (0.49)
  Extraordinary item                                           -                  -            0.02                 0.13
  Conversion of Preferred Stock                                -                  -               -                (0.22)
                                                     -----------       ------------     -----------          -----------
  Net loss                                               $ (0.03)          $  (0.55)       $  (0.91)           $   (1.99)
                                                     ===========       ============     ===========          ===========

Shares used in per share computation:
  Basic and diluted                                       78,935             65,330          77,198               55,133
                                                     ===========       ============     ===========          ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                             2000              1999
                                                                                        -------------      ------------
Cash flows from operating activities:
  Net loss                                                                              $     (70,174)     $     (71,521)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
   Depreciation                                                                                 8,945             11,680
   Amortization of goodwill                                                                     3,839              6,162
   Loss on disposal of property and equipment                                                   2,924              4,753
   Compensation expense related to stock options                                                  216                  -
   Valuation adjustment to deferred income taxes                                                9,858
   Restructuring and other charges                                                                  -             33,190
   Inventory charges                                                                           17,053
   Accrued liability charges                                                                    4,318
   Write off of goodwill                                                                       15,000
   Gain on exchange of convertible notes                                                       (1,890)                 -
   Loss on sale of subsidiary                                                                     855                  -
   Loss on disposal of discontinued operations                                                  4,000                  -
   Amortization of stock warrants                                                               1,428                  -
   Non Cash effect of retirement of notes                                                           -             (7,284)

  Change in assets and liabilities:
   Accounts receivable                                                                         (7,073)           (12,231)
   Inventory                                                                                  (36,264)             4,651
   Prepaid expenses and notes receivable                                                        4,355              5,231
   Goodwill and other assets                                                                    1,430                127
   Accounts payable                                                                             6,995             (5,238)
   Accrued employee benefits                                                                      768                351
   Other accrued liabilities                                                                    1,192              5,594
                                                                                        -------------      -------------
    Net cash used in operating activities                                                     (32,225)           (24,535)
                                                                                        -------------      -------------
Cash flows from investing activities:
   Acquisition of property and equipment                                                       (7,162)            (6,312)
   Cash paid on disposal of discontinued operations                                            (2,000)                 -
   Proceeds from sale of subsidiary                                                             6,860                  -
   Proceeds from sale of property and equipment                                                   700                  -
                                                                                        -------------      -------------
    Net cash used in investing activities                                                      (1,602)            (6,312)
                                                                                        -------------      -------------
Cash flows from financing activities:
   Borrowings (payments) under capital lease obligation                                           767               (276)
   Proceeds (payments) of notes payable                                                       (13,498)           (19,803)
   Proceeds from long term debt                                                                                       71
   Proceeds from the issuance of common stock, net of expenses                                 62,276             36,472
   Proceeds from exercise of stock options                                                      8,041                  -
   Issuance of note receivable to officer                                                        (250)                 -
                                                                                        -------------      -------------
    Net cash provided by financing activities                                                  57,336             16,464
                                                                                        -------------      -------------
Effect of exchange rate changes on cash                                                          (962)              (616)
                                                                                        -------------      -------------
Net increase (decrease) in cash and cash equivalents                                           22,547            (14,999)
Cash and cash equivalents at the beginning of the period                                       11,629             29,033
                                                                                        -------------      -------------
Cash and cash equivalents at the end of the period                                      $      34,176      $      14,034
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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 2000, and the results of its operations and its cash flows for the nine months ended September 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the Company's audited 1999 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K/A. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2000.

     2.  NET LOSS PER SHARE

     For purpose of computing basic and diluted loss per share, weighted average common share equivalents do not include stock options, warrants, or shares to be issued upon the assumed conversion of the 4 1/4% Convertible Subordinated Notes ("Notes") into Common Stock because the effect would be antidilutive.

  For the three months ended September 30, 2000 and 1999, average Options to purchase approximately 6,759,870 and 7,787,014 shares of Common Stock were excluded from the computation, respectively. For the nine months ended
September 30, 2000 and 1999, average options to purchase approximately 7,724,033 and 6,404,694 shares of Common Stock were excluded from the computation, respectively.

  For the three months ended September 30, 2000 and 1999, average Warrants to purchase approximately 2,970,517 and 1,332,257 shares of Common Stock were excluded from the computation, respectively. For the nine months ended
September 30, 2000 and 1999 average Warrants to purchase 2,668,763 and 1,332,257 shares of Common Stock were excluded from the computation.

  For the three and nine months ended September 30, 2000 and 1999 the assumed conversion of the Notes into 1,173,000 and 2,812,257 shares of Common Stock were not included in the computation.

     3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 must be adopted by the Company for the fiscal quarter beginning October 1, 2000. The Company has not yet determined if the impact, if any, will have a material effect on the consolidated financial statements.

     4.  CAPITAL STOCK

     In January 2000, the Company sold approximately 7,531,000 shares of common stock at a per share price of $5.71, for an aggregate purchase price of $43.8 million. The unregistered shares were priced at a 15% discount to the average closing sale prices of the Company's Common Stock for the 60 consecutive trading days prior to the signing of the agreement. The shares have subsequently been registered.

     In connection with a new loan agreement (see Note 5), the Company issued warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants, which are immediately exercisable and are subject to anti-dilution clauses, expire on January 31, 2005.

     In August 2000, the Company sold 3,000,000 shares of common stock at a per share price of $6.11, for an aggregate purchase price of $18.3 million. The unregistered shares were priced at a 7.2% discount to the average closing sale price of the Company's Common Stock for the 60 consecutive trading days prior to the signing of the agreement. The shares have subsequently been registered.

     5.  BORROWING ARRANGEMENTS

     The Company entered into a new revolving line of credit agreement in January 2000 for $12 million. A portion of the proceeds of the January 2000 equity (see Note 4) and this debt financing was used to repay the company's outstanding indebtedness of approximately $27 million under its previous revolving line-of-credit agreement. The loan matures on January 31, 2001, subject to automatic one-year renewals at the option of both parties. Borrowings under the line bear interest at the greater of either prime rate plus 2% or 8% per annum. The Company's U.S. cash deposits, receivables, inventory, equipment, investment property and intangibles secure borrowings under the new agreement. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12 million.

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

     6.  BALANCE SHEET COMPONENTS

     Inventory consists of the following (in $000):

                             September 30,           December 31,
                                 2000                   1999
                             (unaudited)
                          ------------------      ----------------
     Raw materials        $     17,040            $     22,484
     Work-in-process            24,293                  16,019
     Finished goods             21,137                   8,346
                          ------------------      ----------------
                          $     62,470            $     46,849
                          ==================      ================

7.   RESTRUCTURING

  In the second quarter of 2000, the Company determined that there was a need to reevaluate its inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from the UK and other European markets and toward the U.S. market, and the resultant anticipated decrease in demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point product line, and resulted in total charges of approximately $21.3 million during the second quarter of 2000. These charges consisted of increases to inventory reserves of approximately $17.0 million and accrued liabilities of approximately $4.3 million. In addition, the Company performed a review of the carrying value and remaining life of long-lived assets and recorded write-downs of approximately $15.0 million of goodwill, and an approximately $9.9 million increase in the valuation allowance against the carrying value of deferred tax assets. (See Notes 8 and 9)

The increase in inventory reserves and related purchases liabilities was charged to product cost of sales in the second quarter of 2000. Of the $17 million charge for additional reserves, $15.4 million related to the aforementioned Tel-Link Point-to-Point product line, revising the projected carrying value in the markets served, particularly in the U.K. and Europe. Based on current year sales order sourcing and forecast sales levels, the overall carrying value of the Tel-Link Point-to-Point product line, net of reserves was adjusted to $32 million. An additional reserve of approximately $1.0 million was added in the second quarter to adjust carrying value of certain modules of the Point-to-Multipoint radio line. Total carrying value of the Point-to-Multipoint product line was approximately $8.0 million at June 30, 2000 and $12.0 million at September 30, 2000.

  During 1999 and 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other charges of approximately $36.5 million and approximately $26.6 million were recorded in 1999 and 1998, respectively, relating to these initiatives.

Analysis of Restructuring Charges-9/00
Unaudited (in $000):


                            Beginning   Additions to   Expenditures    Remaining
                             Accrual     Reserves     and Write-offs    Accrual
                            ---------   ------------  --------------   ---------

Inventory Reserves          $  16,180        17,000            7,443   $  25,737
Non-cancellable purchase
 commitments reserve            2,947         3,200              157       5,990
                            ---------   ------------  --------------   ---------
Total inventory and other
 related charges               19,127        20,200            7,600      31,727

Accounts Receivable Reserve     9,669                          9,669
                            ---------   ------------  --------------   ---------
Total Accrued restructuring
 and other charges          $  28,796        20,200           17,269   $  31,727
                            =========   ============  ==============   =========

  8.   GOODWILL

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

  9. INCOME TAXES

  Management regularly assesses the realizability of deferred tax assets based upon the weight of available evidence, including such factors as the recent earnings history and expected future taxable income. The methodology used by management to determine the amount of deferred tax assets that are more likely than not to be realized is based upon the Company's recent earnings and estimated future taxable income for the next year. Management believes that, based on these factors it is more likely than not that the Company may not realize deferred tax assets, and accordingly, an additional valuation allowance of $9.9 million was reserved in the quarter ended June 30, 2000. No additional tax receivable was recorded for the quarter ended September 30, 2000.

     10.  COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and the currency translation adjustment. Comprehensive loss was $2.3 million and $8.6 million for the three months ended September 30, 2000 and 1999, respectively. Comprehensive loss was $71.1 million and $72.1 million for the nine months ended September 30, 2000 and 1999. The currency translation losses are primarily the result of the increased strength of the U.S. Dollar relative to the Euro and the British Pound.


     11.   SEGMENT REPORTING

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

     The accounting policies of the operating segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Annual Report on Form 10-K/A The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded from presentation, as such information is not significant.

The following tables show the operations of the Company's operating segments (in $000):

                                                          For Three Months Ended                   For Nine Months Ended
                                                                September 30                           September 30
                                               --------------------------------------- -----------------------------------
                                                   2000                   1999               2000                 1999
                                                   ----                   ----               ----                 ----
Sales
  Product                                           $ 46,693             $  30,012           $123,172             $ 79,996
  Service                                             12,842                10,046             36,251               29,414
                                               -------------        --------------     --------------       --------------
Total                                               $ 59,535             $  40,058           $159,423             $109,410
                                               =============        ==============     ==============        =============

Income (loss) from continuing operations:
  Product                                            $(3,569)            $ (15,511)          $(70,942)            $(81,839)
  Service                                              1,498                 1,570              2,878                3,034
                                               -------------        --------------     --------------       --------------
Total                                               $ (2,071)            $ (13,941)          $(68,064)            $(78,805)
                                               =============        ==============     ==============        =============


     The breakdowns of sales by geographic customer destination are (in $000):


                                                          For Three Months Ended             For Nine Months Ended
                                                               September 30                       September 30
                                               --------------------------------------- -----------------------------------
                                                   2000                   1999               2000                 1999
                                                   ----                   ----               ----                 ----
Sales:
  United States                                   $37,335                 $11,404           $ 86,887           $ 30,548
  United Kingdom                                   13,920                  12,346             47,255             39,614
  Europe                                            1,985                   7,331              6,923             22,161
  Africa                                              320                       -                320                  -
  Asia                                              3,245                   5,204              9,300              6,294
  Other Geographic Region                           2,730                   3,773              8,738             10,793
                                               ----------            ------------       ------------       ------------
                                                  $59,535                 $40,058           $159,423           $109,410
                                               ==========            ============       ============       ============

     12.  CONTINGENCIES

     The Company is a defendant in consolidated state-court class action lawsuit in which the plaintiffs are alleging various securities laws violations by the Company and certain of its officers and directors. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. While management believes the actions are without merit and is defending these actions vigorously, all of these proceedings are at the very early stage and the Company is unable to speculate on their ultimate outcomes. However, the ultimate results could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q/A contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q/A that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q/A. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's 1999 Annual Report on Form 10-K/A, Form S-3 Registration statements declared effective by the Securities and Exchange Commission in 2000, and other documents filed by the Company with the Securities and Exchange Commission.

Overview

     The Company supplies equipment and services to access worldwide telecommunications networks. Currently, the Company ships 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. The Company also provides software and related services for these products. Additionally, the Company offers program management, engineering, procurement, installation and maintenance elements of the telecommunications networks between central office and customer premise locations over physical and wireless facilities. Our Point-to-MultiPoint (PMP) radio system for use in the telecommunications industry reached the production stage and shipments resulted in production revenues beginning in the fourth quarter of 1999.

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

     In February 2000, we completed the divestiture of Technosystems S.p.A. and Cemetel S.r.l, two of our Italian subsidiaries, resulting in additional losses for the first quarter 2000 of approximately $4.0 and $3.5 million, respectively. In April of 2000, we sold Control Resource Corporation for $7.5 million, resulting in a gain of approximately $2.6 million.

    In August 2000, we completed a private placement of 3,000,000 shares of Common Stock for $6.11 per share, receiving $18.3 million net cash proceeds.

     Sales.

     For the three months ended September 30, 2000, sales were approximately $59.5 million, compared to $40 million for the same period in the prior year. The 49% increase in total sales was primarily due to shipments under new contracts received in second and third quarter of 2000 for Point-to-Point radio units, as well as increased contract work received by the Company's US based service unit. For the nine months ended September 30, 2000, total sales were approximately $159.4 million, as compared to $109.4 million for the same period in the prior year. The 46% increase was primarily due to the same reasons as noted above.

     Product sales for the third quarter 2000 increased approximately $16.7 million or 56% compared to the third quarter 1999. Product sales represented approximately 78% and 75% of sales in the three months ended September 30, 2000 and 1999, respectively. Point-to-Point product sales increased by approximately $14.2 million or 62% from approximately $22.9 in the third quarter of 1999 to approximately $37.1 million in the third quarter 2000 due to an increase in domestic point to point unit shipments.

     In addition, product sales from the recently released Tel-Link Point-to-MultiPoint (PMP) product for the third quarter of 2000 were approximately $3.1 million, compared to none in the third quarter of 1999. Sales of PMP were attributable to two major customers. Sales for Spread Spectrum product lines for the three months ended September 30, 2000 and 1999 were approximately $6.0 million and $5.9 million, respectively.

     Product sales for the nine months ended September 30, 2000 increased approximately $43.2 million or 54% as compared to the same period in 1999. Product sales represented approximately 77% and 73% of total sales in the nine months ended September 30, 2000 and 1999, respectively. The new PMP product line sales for the nine months ended September 30, 2000 were approximately $13.8 million. As the product line was introduced in the fourth quarter of 1999, there were no comparable sales for the comparable nine month period in 1999. Sales of Point-to-Point and Spread Spectrum product lines were stronger beginning in the second quarter of 2000 due primarily to sales of these products under new contracts with United States based CLEC operators and systems integrators. Point-to-Point sales for the nine months ended September 30, 2000 were approximately $87.1 million compared to $63.0 million for the comparable period in 1999.

     Service sales for the three months ended September 30, 2000 increased approximately $2.8 million or 28% from the comparable period in the prior year. Services sales represented 22 % and 25% of total sales in the third quarter 2000 and 1999, respectively. Service sales for the nine months ended September 30, 2000 increased approximately $6.8 million or 23% from the same period in the prior year. The increased sale levels were primarily due to expanding markets for our United States based service group for installation of P-COM radio units and system design and installation for wireline telephone service providers. The decrease in services sales as a percentage of total sales for the nine months ended September 30, 2000 was primarily due to product group sales increasing faster than service sales levels.

     During the three-month periods ended September 30, 2000 and 1999, four and three customers accounted for a total of 61.9% and 44.4% of our sales, respectively. During the nine months ended September 30, 2000 and 1999, three customers accounted for a total of 44.8% and 48.4% of our sales, respectively. We expect to experience an increased concentration of sales to a small number of major customers in the fourth quarter of 2000.

During the three months ended September 30, 2000, we generated approximately 62.7% of our sales in the United States and approximately 37.3% internationally. During the same period in 1999, we generated 28.4% of our sales in the United States and 71.6% internationally. The primary factors in the overall shift of sales to the domestic market were (1) a significant order for Point-to-Point products received from our single largest customer at the end of the second quarter for delivery in the third and fourth quarters, (2) steadily increasing revenue during the 2000 year for the United States based service group for installation and systems design work, and (3) a decline during the period in sales in Continental Europe to wireless telephone service providers.

     Many of our largest customers use our product and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly.

     Gross Profit. For the three months ended September 30, 2000 and 1999, gross profits as a percentage of product sales were $15.4 million and $10.8 million, respectively, or 26% and 27% of sales, respectively. For both three month periods ended September 30, 2000 and 1999, product gross profits were 25%.

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

     Research and Development. For the three months ended September 30, 2000 and 1999, research and development (R&D) expenses were approximately $4 million and $7.6 million, respectively. As a percentage of sales, research and development expenses decreased from 19% for the three months ended September 30, 1999 to 7% for the three months ended September 30, 2000. The percentage decrease is affected by both the decrease in overall R&D spending, and the increase in sales levels in fiscal 2000. The R&D cost decrease is primarily due to our PMP development project, which was completed in the fourth quarter of 1999; new product programs in 2000 have not been as comprehensive. For the nine months ended September 30, 2000, compared to the corresponding period in 1999, the reduction of over all expenditures for research and development relate to the heavy expenditures in the Point-to-Multipoint project in 1999 and the expenditure levels for product development which were included in the operating expenses of the sold Technosystem S.p.A. subsidiary in early 2000.

     Selling and Marketing. For the three months ended September 30, 2000 and 1999, sales and marketing expenses were $3.3 million and $3.7 million, respectively. The decrease in expenses reflects the refocus to domestic sales compared to international sales in the first nine months of 2000. As a percentage of sales, selling and marketing expense decreased from 9% for the three months ended September 30, 1999 to 5% for the three months ended September 30, 2000. We have begun in the third quarter of 2000 increasing international marketing efforts specifically in the Pacific Rim and the Indian subcontinent. During 1999, the Company went through a significant personnel reduction in mid-year, including sales and sales support personnel. The Company has not as yet rehired to the levels of personnel in 2000 that were inherent prior to the 1999 restructuring. Also, part of the cost control procedures implemented in 1999, certain international sales offices were closed in the fourth quarter, resulting in a lower year to date comparable expenditure level in fiscal 2000.

     General and Administrative. For the three months ended September 30, 2000 and 1999, general and administrative expenses were $5.2 million and $5.3 million, respectively. As a percentage of sales, general and administrative expenses decreased from 13% to 9.0% for the three months ended September 30, 1999 and 2000, respectively. The percent of sales decline was caused by increased sales in 2000, as costs remained fairly constant between the periods. A significant percentage of general and administrative expenses, particularly for facility costs and depreciation, are fixed when viewed on a quarter-to-quarter basis. Year to date general and administrative levels for 2000 were below those of the 1999 nine month period due in part to the mid 1999 staff reductions, the sale of the subsidiary companies in the first half of 2000 and lower levels of receivable account write-offs in fiscal 2000.

     Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 4.5 to 20 years. For the three months ended September 30, 2000 and 1999, goodwill amortization was approximately $0.7 and $2.0 million, respectively. The reduction relates to lower intangible asset levels carried on the Company's balance sheets following the sale of non-core subsidiary businesses in early 2000, and write-offs of excess goodwill taken in the second quarter of 2000.

     For the nine months ended September 30, 2000 and 1999 goodwill amortization was $18.9 million and $6.2 million, respectively. The increase in goodwill amortization for the period ending September 30, 2000 was due to a write off of goodwill which management determined was impaired associated with Cylink Wireless Group (approximately $15 million), and that resulting from the sale of Technosystem S.p.A. and Cemetel S.r.l. The remaining goodwill associated with the Cylink acquisition will be amortized over the estimated remaining useful life of 4.5 years. Goodwill related to the Columbia Spectrum acquisition (P-Com Network Services) is being amortized over a 20-year period.

     Interest Expense. For the three months ended September 30, 2000 and 1999, interest expense was $1.4 million and $2.7 million, respectively. For the nine months ended September 30, 2000 and 1999, interest expense was $4.1 million and $6.8 million, respectively. Interest expense for the nine months ended September 30, 2000 and under 1999 consisted primarily of interest and fees incurred on borrowings under our bank line of credit and interest on the principal amount of our subordinated 4 1/4% convertible promissory Notes due 2002 (the "Notes"), plus $1.4 million expense related to warrant amortization. The reduction in interest expense was primarily due to the reduced amounts of bank debt and notes over the past twelve months. There was no significant change in our underlying interest rates between periods.

     Other income (expense), net. For the three-month period ended September 30, 2000 other expense, net, totaling $2.9 million compared to $3.3 million in the comparable three month period in 1999. In both years, the expenses are primarily driven by foreign currency translation losses. In 2000 these are the result of the increased strength of the U.S. dollar to the Euro and the British Pound.

     Sales contracts negotiated in foreign currencies have been primarily limited to British pound sterling contracts and Italian lira contracts. We may be exposed to the risk of foreign currency gains and losses depending upon the magnitude of a change in the value of a local currency in an international market and our actions to hedge such potential losses.

     Discontinued operations. In August of 1999, the Company's Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and financial statement information related to this business has been presented on one line in the December 31, 1999 Consolidated Balance Sheet, "net assets of discontinued operation", and in the "Loss on discontinued operations" line of the Condensed Consolidated Statements of Operations. The "net assets of discontinued operations" represented the assets to be sold offset by the liabilities to be assumed by the buyers of the business. In February 2000, we completed the disposal of Technosystem and recorded an additional loss of $4 million.

     Extraordinary Item. In January of 2000, we exchanged an aggregate of $7.0 million of our Notes for an aggregate of 677,000 shares of our Common Stock with a fair market value of $5.1 million. This transaction resulted in an extraordinary gain of $ 1.9 million. In the first quarter of 1999, the Company exchanged an aggregate of $25.5 million of its Notes for an aggregate of 2,792,257 shares of its Common Stock with a fair market value of $18.3 million and recorded an extraordinary gain of $7.3 million, in the first quarter of 1999.

     Provision (Benefit) for Income Taxes. The Company's provision for income tax for the three months ended September 30, 2000 and 1999 were $(0.1) and $0.2 million, respectively. The provision for income taxes for the nine months ended September 30, 2000 and 1999 were $11.0 and $0.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended September 30, 2000, we used approximately $32.2 million of cash in operating activities, primarily due to the net loss of $70.2 million and the non-cash gain on exchange of Notes of $1.9 offset by non-cash charges including $9.9 million of valuation allowances against deferred tax benefits receivable which were considered not recoverable, $15.0 million write-off of goodwill, $17.0 million of inventory charges, and $4.3 million of accrued excess liability charges, as well as the net loss on disposal of subsidiaries and discontinued operations of $4.0 million and net losses of $2.9 million resulting from dispositions and write-off of property and equipment. Most of this activity was effected by June 30, 2000. In addition, we experienced increases in operating cash flow from non-cash depreciation and goodwill amortization of $12.8 million, an increase in accounts payable of $7.1 million, and a decrease in prepaid expenses of $4.4 million offset by an increase in inventories carried of $36.3 million, primarily finished units of our new Point-to-Multipoint radios. We experienced an increase in accounts receivable of $7.1 million relative to higher sales levels achieved. In the quarter ended September 30, 2000 receivables were reduced approximately $2.0 million through better collection effort results and shorter payment terms in newer contracts. During the nine-month period ended September 30, 2000, we used approximately $1.6 million through investing activities primarily for the acquisition of property and equipment offset by proceeds from the disposal of subsidiaries.

     During the nine-month period ended September 30, 2000, we retired approximately $7.0 million of our Notes through the issuance of approximately 677,000 shares of common stock. This non-cash exchange resulted in an extraordinary gain of approximately $1.9 million. During the nine months ended September 30, 2000, we generated approximately $57.0 million from financing activities. Specifically we received approximately $62.3 million in net proceeds from private placements of a total of approximately 10.5 million shares of common stock in January 2000 and August 2000 and $8.0 million from the exercise of stock options during the nine months ended September 30, 2000. In the first quarter of 2000, we also repaid approximately $27.0 million of borrowings under our bank line of credit and borrowed $10.5 million under a new loan agreement secured by operating assets. The loan matures on January 31, 2001, subject to annual renewals. The maximum borrowings under the agreement are limited to 85% of eligible accounts receivable, not to exceed $12.0 million.

     At September 30, 2000, we had working capital of approximately $72.2 million, compared to $32.0 million at December 31, 1999. In recent years, we have realized most of our sales near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. However, in the third quarter 2000, our sales were more evenly spread month to month, resulting in more accounts being created and collected within the quarter. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Significant investments in accounts receivable and inventories will continue to subject us to risks that have and continue to materially adversely affect our business prospects, financial condition and results of operations.

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

     Our stock price is volatile, so you may not be able to sell our stock at any particular time at a favorable price

     The stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price fluctuations in recent years. These fluctuations have often been unrelated to the operating performance of affected companies. The market price of our common stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, sometimes reaching extreme and unexpected lows, including fluctuations that are unrelated to our performance. During the 52 week period ending October 18, 2000, the market price of a share of our common stock was as low as $4.125 and as high as $28.50. These fluctuations may mean that investors may not be able to sell our common stock at a favorable price at any given time.

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

We rely on our existing customers, and it will materially adversely affect our operating results and financial condition if they do not support us

     A substantial amount of our products and services are purchased by a limited number of customers, so the loss of a large customer would significantly affect our results of operations

     If any of our important customers significantly reduce their purchases from us, which has been the case during the last twelve months, this may materially adversely affect the profitability of our business and our ability to remain in business. During 1998 and 1999, one customer, Orange Personal Communications Ltd., accounted for 28% and 20%, respectively, of our sales. During the third quarter of 2000, two customers, Winstar and Mercury One-to-One, accounted for 46% and 13%, respectively, of our sales.

     We place orders with suppliers based in part on customer non-binding forecasts

     Historically, we have built products based on non-binding forecasts from customers. This practice has resulted in write-offs of excessive and obsolete inventory for each of the past three years.

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

     If adequate working capital funds are not available, we may be required to restructure or refinance our debt or delay, scale back or eliminate our research and development, acquisition or manufacturing programs. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition and further erode our stock price.

We may try to issue stock at a discount to the current market price, which would dilute our existing stockholders

     In order to raise the funds we need to execute our business plan and fund operations generally, we may continue to issue stock at a discount to the current market price. Transactions of that kind would result in dilution to our existing stockholders.

We may be forced to incur additional costs to restructure our business to reduce our expenses, which could materially adversely affect our results of operations and stock price

     During 1999, we generated net losses of approximately $103.0 million. During the first nine months of 2000, we generated net losses of $70.2 million. We may also incur net losses in future periods. In response to market declines and poor performance in our sector generally and our lower than expected performance over the last several quarters, we introduced measures to reduce operating expenses. These measures included reductions in our workforce in 1999 and 1998. Additionally, management continues to evaluate market conditions to assess the need to take further action to more closely align our cost structure with anticipated revenues. Any subsequent actions could result in additional restructuring charges, reductions of inventory carrying values and provisions for the impairment of long-lived assets, which could materially adversely affect our results of operations and stock price.

When our large fixed costs combine with significant fluctuations in our sales, large fluctuations in our results of operations may occur which could adversely affect our stock price

     A material portion of our expenses are fixed and difficult to reduce in the same period in which revenue levels might fall, which magnifies the effects of any such revenue shortfall. In addition, to prepare for the future, we may continue to heavily invest resources in:

               .    the development of new products and technologies,

               .    the evaluation of these products,

               .    expansion into new geographic markets, and

               . our plant and equipment, inventory, personnel and other items, in order to efficiently produce these products and to provide necessary marketing and administrative service and support.

     As such, in addition to our fixed costs, our expenses will be increased by non-capitalized start-up costs associated with the initial production and installation of new products and technologies.

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

     We may be unable to become profitable if the selling prices of our products and services decline over time

     We believe that average selling prices and possibly gross margins for our systems and services will decline over time. This is occurring in our Point-to-Point business. If we are unable to offset declining average selling prices by comparable cost savings, our gross margins will decline, and our results of operations and financial condition would be adversely affected. Reasons for the decline in average selling prices include the maturation of our systems, the effect of volume price discounts in existing and future contracts, contract terms extended to add new customers and maintain existing ones, and the intensification of competition. To offset declining average selling prices, we believe we must take a number of steps, including:

 .    successfully introducing and selling new systems on a timely basis;

 .    developing new products that incorporate advanced software and other features that can be sold at higher average selling prices; and

 .    reducing the costs of our systems through positive supply chain management, design improvements and component cost reduction, among other actions.

     Inability of the company to successfully execute the foregoing strategies, or our inability to continue to provide significant value added resource to our customer base could result in our inability to offset declining unit sales prices as existing product lines mature.

     If we cannot develop new products in a timely manner, or if our new products fail to achieve customer acceptance or do not generate higher average selling prices, then we would be unable to offset declining average selling prices.

     We depend on contract manufacturers and limited sources of supply and, if these sources can not meet our current demands or are subject to significant shortage of parts, production delays could damage our customer relationships

     Our internal manufacturing capacity is very limited, and certain components, subassemblies and services necessary for the manufacture and production of our systems are obtained from a sole supplier or a small group of suppliers. As a result, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. We have experienced problems in the timely delivery and quantity of products and certain components and subassemblies from vendors. We expect to rely increasingly on these contract manufacturers and outside vendors in the future, and they may prove undependable, stop doing business with us, or go out of business. Due to the complexity of our products, finding and educating additional or replacement vendors may be expensive and take considerable time. Our internal manufacturing capacity and that of our contract manufacturers may be insufficient to fulfill our orders, and we may be unable to obtain timely deliveries of components and subassemblies of acceptable quality. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and our business.

If we are successful in growing our business, we may be unable to manage and integrate the expanded operations associated with revenue growth, which may increase costs and hurt profitability

     Our prior expansion has strained and continues to strain our management, financial resources, manufacturing capacity and other resources and has disrupted our normal business operations. Our ability to manage any possible future growth may depend upon significant expansion of our manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, all of which would involve expenditures in advance of increased sales. In particular, if our business grows, we must successfully manage overhead expenses and inventories, develop, introduce and market new products, manage and train our employee base, integrate and coordinate our geographically and ethnically diverse workforce while simultaneously monitoring third party manufacturers and suppliers. We have in the past experienced and may continue to experience significant problems in these areas.

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

     We may have difficulty managing the businesses we have acquired, which may increase our costs and divert resources from our business. We may continue to encounter problems related to the management of companies which we have acquired over the past several years. Overcoming existing and potential problems may entail increased costs, additional investment and diversion of management attention and other resources, or require divestment of one or more business units, which may adversely affect our business, financial condition and operating results. In this regard, in the first six months of 2000, we sold three business units, Technosystem, Cemetel S.r.l., and Control Resources Corporation, which primarily represented non-core business products, such as broadcast equipment and network monitoring equipment. The negative impact on the financial statements of the disposal of Technosystem was $30.9 million. The impact on our future financial statements of the divestitures of Cemetel S.r.l. and Control Resources Corporation is not expected to be material. In addition, we have written off assets of several of our other acquired companies including write-offs of $15 million of Cylink Wireless Group goodwill in the second quarter of 2000.

Accounting charges related to acquisitions are amortized against future earnings

     Many business acquisitions must be accounted for as purchase business combinations under GAAP financial reporting rules. Our past acquisitions, except for the acquisitions of Control Resources Corporation, RT Masts Limited and Telematics, Inc., the creation of have been accounted for as asset purchase transactions, resulting in the creation of significant amount of goodwill being amortized. Amortization of such excess purchase costs have a dampening effect on financial results over lenghty periods, depending on the overall levels of such capitalized cost overtime.

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

Our customers may not pay us on time, leaving us short of funds needed to operate our business

     We may be unable to enforce a policy of receiving payment within a limited number of days of issuing billing. We have had difficulties in the past in enforcing some customer payments in accordance with our policies, particularly from customers in the early phases of business development which are awaiting financing to fund their expansion and from customers outside of the United States. Any inability to timely collect or sell our receivables could cause us to be short of cash to fund operations and could have a material adverse effect on our business, financial condition and results of operations.

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

     Two of our primary competitors are Ericsson and DMC Stratex Networks. Ericsson is a formidable competitor for us because they provide both consulting services and equipment they manufacture to customers as complete telecommunications solutions. Ericsson's combined consulting and product approach insulates them from competition for sales of products because, in order for customers to obtain the complete solution, Ericsson requires them to purchase the product from Ericsson, which completely forecloses our opportunity to sell products to the customer. In contrast, DMC Stratex Networks is a product manufacturer like us, and competes directly against us for product sales to customers, which leads to downward pressure on prices we can charge for our products. With regard to our PMP product line, we also compete with Netro, who is also a product manufacturer like us. If we are unable to successfully compete for customers, future growth, revenues and profitability would be adversely affected.

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

     This Report, our other SEC filings, our press releases and our other statements contain "forward-looking" statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described above.

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

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

For financial risk related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, item 7A, Quantitative and Qualitative Disclosures About Market Risk. In our Annual Report on Form 10-K/A for the year ended December 31, 1999 as well as the risks detailed above in the present document.


PART II - OTHER INFORMATION
---------------------------

     ITEM 1.  LEGAL PROCEEDINGS.

     No material developments in previously reported proceedings.

ITEM 2.   CHANGES IN SECURITIES.

          On August 14, 2000, we sold 3,000,000 shares of Common Stock to
          State of Wisconsin Investment Board for $18.3 million cash. There were no underwriters involved or commissions paid. We relied on Securities Act Section 4 (2) to exempt this private placement from registration.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Beginning August 22, 2000, we solicited written consents from our Stockholders for an amendment to our Certificate of Incorporation to increase the total authorized number of shares of Common Stock from 95 million to 145 million. Stockholder approval was secured in October 2000 and the Certificate of Incorporation was subsequently amended to reflect the approval.

          ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

            10.79(1) Letter of Cooperation between China PTIC and P-Com, Inc., dated July 12, 2000.

            10.80(2) Common Stock Pipes Purchase Agreement, dated August 11, 2000, by and between the Company and State of Wisconsin Investment Board.

            10.84 General Release and Settlement Agreement, dated as of August 28, 2000 by and between the Company and Robert E. Collins.

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

     (b)    Reports on Form 8-K.

                         Report on Form 8-K filed on August 16, 2000 with regard to an event of August 11, 2000: The execution (and subsequent closing) of an agreement for the sale of 3,000,000 shares of newly issued common stock to State of Wisconsin Investment Board for $18.3 million cash.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      P-COM, INC.


Date: November 17, 2000
                                      By:  /s/ George P. Roberts
                                           ---------------------
                                           George P. Roberts
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 17,2000
                                      By:  /s/ Leighton J. Stephenson
                                           --------------------------
                                           Leighton J. Stephenson
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

     Exhibit No.
     -----------

            10.79(1) Letter of Cooperation between China PTIC and P-Com, Inc., dated July 12, 2000


            10.80(2) Common Stock Pipes Purchase Agreement, dated August 11, 2000, by and between the Company and State of Wisconsin Investment Board.

            10.84 General Release and Settlement Agreement, dated as of August 28, 2000 by and between the Company and Robert
                          E. Collins.


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