Form 10-K405
period 2000-12-31
P COM INC
filed 2001-04-02
CIK 935493

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal period ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                to

                        Commission File Number: 0-25356

                                  P-COM, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                77-0289371
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

            3175 S. Winchester Boulevard, Campbell, California 95008
                                 (408) 866-3666
         (Address and Telephone Number of Principal Executive Offices)

          Securities registered pursuant to Section 12(b) of the Act:

          Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, $0.0001 par value
                        Preferred Stock Purchase Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 2001, was approximately $114,762,710 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  On March 15, 2001, approximately 80,740,176 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

The following Business section contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements are characterized by words such as "plan," "expect," "believe," "intend," "would" and similar words. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risk Factors Affecting the Company" and elsewhere in this Annual Report on Form 10-K.

Overview

P-Com develops, manufactures, and markets Point-to-Multipoint, Point-to-Point, and Spread Spectrum radio systems for the worldwide telecommunications market. Cellular and Personal Communications Services ("PCS") providers employ our Point-to-Point systems for backhaul between remote tower sites and switching centers in their growing global markets. Network service providers and Internet service providers are able, through the deployment of P-Com equipment and systems, to respond to the increasing global demands for high-speed wireless access services, such as Internet access associated with Business-to-Business and E-Commerce business processes. Through deployment of our systems, network providers can quickly and efficiently establish integrated Internet, data, voice, and video services for their customers, then expand and grow those services as demand increases. P-Com's market is a subset of the global telecom, cellular, PCS, Wireless Internet access, and private network markets. Because of the number of sub-markets for various products within the nations of the world, reliable market statistics are not readily available.

Most of our revenue is currently derived from our Point-to-Point products. We believe that in the future our Point-to-Multipoint products will generate an increasing share of our revenue.

P-Com's wholly owned subsidiary, P-Com Network Services, Inc. (PCNS), provides engineering, installation support, program management and maintenance support services to the telecommunications industry in the United States. Network service providers (wireless and traditional wireline) outsource these tasks to approved service suppliers on a project-by-project basis. Microwave service projects are typically short in duration--one to two weeks--and primarily involve logistical installation or maintenance of millimeter wave radio systems. Central office services projects involve ordering materials and substantial man-hour commitments and can last up to three months.

Since January 1, 2000, we have acted to strengthen our core business by raising $61.2 million in private equity financings and raising additional capital by disposing of several previously acquired businesses (Technosystem, Cemetel, Control Resources, and RT Masts), which we determined no longer fit with our business plan and strategy. In the year ended December 31, 2000, we generated our highest revenues to date, but we continued to report operating losses.

Industry background

There is a growing demand for multimedia communications infrastructure globally. Over the past 3-4 years, Internet usage has exploded, and has become the key driver, along with demand for global telephone accessibility. Communication networks' expansion is required. Speed, reliability and economies of scale are the key elements inherent in commercially successful networked systems globally. Broadband Wireless Access ("BWA") is an efficient and particularly economical means to meet this growing demand for information transfer. P-Com's BWA products and services are targeted to add value to the integrated service providers and wireless telephone operators globally. The Company's products are designed to be frequency specific by country where required.

The BWA market has developed into two commercially viable architectures for voice and data transmission: Point-to-Point and Point-to-Multipoint. P-Com has developed and sold equipment in commercial quantities for both formats. BWA providers have just begun to utilize high frequency Point-to-Multipoint systems as produced by P-Com, as a significant alternative to existing Point-to-Point systems, particularly in the United States markets.

Although P-Com believes the overall markets within which it competes are growing, P-Com cannot insure the proliferation of its products or guarantee a given market share of the global telecom equipment market in future years. Additionally, there are competing technologies which service the communication sector's hardware demands. P-Com does not provide products for wireline sub-sectors of the telecommunications market, including wireline systems and cable systems.

Drivers of Broadband Wireless Access Growth

Global deregulation of telecommunications markets and the related set-aside of radio frequencies for BWA transmission have spurred competition to supply wireless-based systems as a cost effective alternative to traditional wireline service delivery systems. New network service providers are operating in the United States and other high demand markets to create integrated digital network solutions to meet the growing demand for multi-purpose efficient telecommunications systems. Broadband wireless systems are competitive due to the relatively short set up and deployment time compared to wireline alternatives, high return on capital investment, ability to "turn on" customers quickly once the transmission hardware and software infrastructure are in place. There are less capacity restraints for transmission levels compared to T1/E1 lines and DSL alternatives with lower potential of "stranded capital costs" as ultimate user locales expand or change over time. Incumbent exchange carriers can also create more flexible systems via adjunct buildouts of BWA systems which integrate with their existing trunk lines.

In the United States, incumbent Regional Bell Operating Companies ("RBOC") were traditionally the sole providers of the copper wire interconnection network that connected business and residential subscribers to the Public Switched Telephone Network ("PSTN"), commonly known as the "last mile" connection. The Telecommunications Act of 1996 required incumbent telephone companies to lease portions of their networks, including this last mile, to Competitive Local Exchange Carriers ("CLECs"), created a significantly competitive telecommunications industry domestically. Additional competition has risen between traditional telephone companies and cable television operators expanding services into the others' traditional markets. To provide services, CLECs can either lease infrastructure from incumbent wireline carriers to connect their customers, or they can build their own access services, termed "on network." Constructing landline access, whether copper or fiber optic, is costly and time-consuming; deployment of BWA is relatively quick, efficient, and economical, for the reasons noted above.

The initial market deregulation in the United States has fostered similar deregulation actions globally. Newly allocated frequencies have been auctioned or apportioned for BWA usage. Service providers of the new systems are differentiating themselves from "commodity" status of existing private or state-owned wireline carriers through deploying and marketing integrated, digital, high-speed access services to business and residential customers. BWA alternatives are, as a result, in high demand, although many competitors vie for these markets globally.

Based upon providers' choice to deploy BWA as the quickest, most economical and scalable means of providing reliable, cost effective telecommunications service, the demand for this technology portends significant growth globally.

In most locales, P-Com's Point-to-Point and Point-to-Multipoint radio systems are marketed to spectrum license holders who hold rights to transmit via BWA. Such license holders have various options from competing technologies and competitive equipment providers are in direct competition with P-Com for the business. P-Com does market a line of unlicensed radios, which are used by off spectrum service providers, primarily in Asian, South American and African markets.

Global Privatization and Deregulation: Stimuli to Broadband Wireless Access
Growth

In many parts of the world, communication services are either inadequate or non-existent due to the lack of existing infrastructure. Additionally, many such countries have both privatized the once state-owned telecommunications monopoly and opened their markets to competitive network service providers. In these markets, we believe competitive service providers often find deployment of BWA the quickest, most economical and scalable means of provisioning reliable, modern telecommunications services. Thus, the demand for such wireless access systems is expected to continue to grow.

For the communications service providers of the world to be able to utilize P-Com's BWA systems (which include P-Com's Point-to-Multipoint and Point-to-Point radio systems), they must own the licenses required to operate such systems. Once the service provider has obtained the license, they must then determine from a number of competing systems (including non-BWA systems), the one that appears best suited for their particular application. In some cases, competitive systems may be determined to be more appropriate than P-Com systems for the satisfaction of such applications.

Network Architecture Bottlenecks

Fiber optic networks have received much attention because of the speed and quality associated with such technology. Increasingly, network service providers are constructing fiber optic interoffice backbones to meet the significant demand created by Internet and data, video conferencing, and voice services. To satisfy the growing user demand for high-speed access, the fiber optic channels would (if not supplemented by other systems) have to extend all the way into the buildings in which the users reside. Such is the case today in only about five percent of the commercial buildings within the United States, and that number is not expected to grow much because of the extremely high cost to extend fiber optic channels to buildings. Instead, the fiber optic channel usually ends short of the building, at the beginning of the "last mile". Thus, users are often forced to use slower dial-up modem connections and ISDN (Integrated Services Digital Network) services, or ADSL (Asymmetrical Digital Subscriber Line) service, subject to its physical distance proximity limitations. This local access "bottleneck" denies users the real benefits afforded by fiber optic backbones because the highest speed which users can experience is that of the local access portion of their end-to-end connection. To overcome such limitations in a quick and efficient manner, we believe BWA is attractive to incumbent and competitive carriers alike because the local access speed restrictions are obviated, and because wireless systems can be installed and become operational in weeks as compared to months or years for wired infrastructure, and at a much reduced cost, since street cuts are not required for installation.

Wireless Access Solutions

Point-to-Multipoint BWA service is a wireless technology that provides the highest speed symmetrical access service other than Point-to- Point wireless and dedicated access fiber optic service. This service is drawing significant attention and growing interest because it can be rapidly deployed; it is highly efficient, reliable, and scalable; it is cost effective because it can serve many subscribers from one hub, and can be expanded as demand for service dictates. Nonetheless, the traditional system providers' buildout approach has resulted in P-Com's and its competitors' Point-to-Multipoint products only gradually gaining market share in the BWA market.

Point-to-Point BWA is a dedicated link wireless technology enabling symmetrical voice and data services between a subscriber and the network. For each new subscriber using this service, the network service provider provides a separate set of dedicated access equipment. Even providers who offer Point-to-Multipoint services use Point-to-Point technology for those customers with very high capacity requirements. Backhauls between mobile wireless towers and the mobile switching office on cellular phone networks are a typical application for Point-to-Point equipment. As mobile service usage continues to grow, cellular service providers will have to continue to scale down existing cells into smaller ones to reuse precious spectrum. With each such division of cells comes opportunity for new wireless Point-to-Point applications because of the need for more backhauls. Mobile wireless access to the numerous and growing Internet-based applications is fueling growth in this segment of the wireless market.

Certain limitations are common to all BWA systems like those provided by P-Com. Among the more common of these limitations are the requirement for line-of-sight between the hubs and the remote sites; signal fade due to weather conditions including rain, fog, and snow; spacing between the hubs and the remote stations; signal transmit/receive power level interference; poor performance if there is improper antenna alignment; and adjacent cell interference due to improper power levels. Careful and professional execution encompassing engineering of path and site surveys and installation and testing procedures can mitigate most of the problems associated with such limiting factors. P-Com Network Services can provide the professional engineering and installation services required for wireless access system operation, which adds an element of competitive advantage for P-Com.

The P-Com Solution

The P-Com Strategy

P-Com's goal is to be the leading worldwide supplier of high-performance Point-to-Multipoint, Point-to-Point, and Spread Spectrum wireless access equipment. P-Com's strategy to accomplish this objective is to:

 . Focus on Point-to-Multipoint, Point-to-Point, and Spread Spectrum Microwave
  Markets. P-Com is designing products specifically for the millimeter wave and spread spectrum microwave frequency bands. We have designed P-Com's core architecture to optimize the systems for operation at millimeter and microwave frequencies.

 . Continue domestic expansion of P-Com's service business, PCNS, by commencing full EF&I (Engineering, Furnishing and Installation) Central Office operations for DC power and transport at selectively targeted microwave services field offices.

 . Continue expansion of its identified global market opportunities. We have met the standards established by the European Telecommunications Standards Institute ("ETSI") and achieved regulatory approval for our systems in Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Greece, Hungary, Italy, Japan, Mexico, Spain, the United Kingdom, as well as the United States. We maintain sales and/or support offices in major international markets.

 . Build and Sustain Manufacturing Cost Advantage. P-Com has designed its system architecture to reduce the number of components incorporated into each system, and to permit the use of common components across the range of our products. Such an approach assists in manufacturing cost reduction through volume component purchases and through enablement of a standardized manufacturing process. Utilization of turnkey contract manufacturers eliminates expensive in-house manufacturing assembly facility maintenance, provides ability to scale up or down as conditions dictate, and provides multiple manufacturing assembly sourcing through which customer requirements can be satisfied.

 . Leverage and Maintain Software Leadership. P-Com differentiates its systems through proprietary software embedded in the IDU ("InDoor Unit") and ODU ("OutDoor Unit"), and in the Windows and SNMP-based software tools. This software is designed to allow us to deliver to our customers a high level of functionality that can be easily reconfigured by the customer to meet changing needs. Software tools are also used to facilitate network management.

Range of Product Choices

P-Com offers access providers around the world a range of wireless systems that encompass Point-to-Multipoint BWA, Point-to-Point BWA, and Spread Spectrum systems. P-Com's systems utilize a common architecture in the millimeter wave and spread spectrum microwave frequencies, including 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 28 GHz, 31 GHz, 38 GHz, and 50 GHz. Both FDMA (Frequency Division Multiple Access) and TDMA (Time Division Multiple Access) technologies are designed into our systems.

Point-to-Multipoint and Point-to-Point BWA systems operate in specific radio frequency bands uniquely allocated by the telecommunications authorities of the nations of the world. To participate in the BWA markets of the world, BWA manufacturers must provide systems that conform to these national frequency specifications systems. The systems are subjected to stringent customs testing and must pass homologation procedures. The greater the number of frequencies provided for by the BWA manufacturer, the greater the potential market penetration.

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

Point-to-Point systems provided by P-Com and its competitors are essentially equal in terms of revenue producing capacity within a common radio spectrum utilized by providers. Point-to-Multipoint systems, however, differ greatly in terms of revenue producing capacity within the same spectrum. Systems throughput may provide typically anywhere from 16mbps or higher. Also, the radius served may be divided into a range from 4 sectors to 24 sectors per hubsite.

Access providers determine from studies of their market whether to provide a Point-to-Multipoint or Point-to-Point system, or a combination of both, to best meet their business plan objectives. Additionally, access providers determine if TDMA or FDMA, or a combination of both, best satisfies their engineering requirements. Although TDMA appears to offer the most cost effective use of bandwidth, FDMA has the advantage of being easier to deploy and allows providers to better guarantee service levels to their customers. It is not yet clear which will be the eventual dominant technology either throughout the world or in specific geographic regions. As a result, P-Com has elected to offer both FDMA and TDMA. P-Com provides greater versatility for the customer and higher levels of network flexibility by allowing both FDMA and TDMA to be simultaneously deployed within a section.

CLECs, ISPs, and other carriers are currently identifying how Point-to-Multipoint technology might most effectively integrate into existing and newly built systems. As a result the products required are evolving as well. All equipment provider companies in this market must be aware and able to react to product developments to remain competitive.

P-Com provides both Point-to-Multipoint and Point-to-Point systems in a broad range of frequencies and provide both TDMA and FDMA capability. P-Com's competitors' generally provide either Point-to-Multipoint or Point-to-Point, but seldom both. Through provision of such a broad range of design options, and through the application of a network management system that is common across all of our systems, P-Com gives BWA service providers broader design latitudes than those available from many competing systems and enables providers to tailor their purchases to help maximize their "throughput." In addition, P-Com's relatively broad range of product offerings tends to cushion P-Com against the risk that a particular frequency or standard might, for whatever reason, come to dominate all marketplace alternatives, or be mandatory for a particular country or project.

Software embedded in P-Com's systems allows the user to easily configure and adjust system settings such as frequency, power, and capacity without manual tuning and mechanical adjustments. Software provided with our systems includes sophisticated diagnostics, maintenance, network management, and system configuration tools.

P-Com first produced and marketed its Point-to-Point systems in 1993. P-Com's Point-to-Multipoint systems became commercially available in 1999, and P-Com's Spread Spectrum Systems became available through

P-Com's acquisition of Cylink assets in 1998. In fiscal 2000, the revenue mix reflects P-Com's introduction of the Point-to-Multipoint product line, with product revenues for the Point-to-Multipoint, Point-to-Point, and Spread Spectrum systems of 8%, 82%, and 10%, respectively.

Services

P-Com Network Services, Inc. ("PCNS") is an installation services company providing three distinct service lines in the United States: Central Office DC Power Services, Central Office Transport Services, and Microwave Services. In the Central Office Group, PCNS installs and services a wide variety of central office power and transmission equipment produced and distributed by several telecommunications manufacturers. Typically, Central Office Group projects involve full engineering, furnishing and installation (EF&I) services. In the Microwave Group, PCNS installs the millimeter wave radio equipment manufactured by P-Com, Inc. The Microwave Group primarily offers installation services in commercial buildings consisting of site preparation/construction, equipment installation and equipment commissioning into a customers' network. Both the Central Office Group and Microwave Group offer full program or project management that vary in complexity and length of time. Central Office projects are performed primarily in the Eastern region. Microwave projects are performed in areas surrounding PCNS field offices in Los Angeles and San Francisco, CA; Salt Lake City, UT; Denver, CO; Kansas City, KS; Milwaukee, WI; Tampa, FL; and Dulles, VA.

Manufacturing and Testing

P-Com's Campbell, California facility received its initial ISO 9001 registration in December 1993, and was subsequently recertified in December of 1999. The Company's ISO 9001 registration for its United Kingdom sales and customer support facility was received in 1996 and recertified in 1999; the Company's ISO 9001 registration for its Tortona facility in Italy was first received in 1996 and recertified in 2000. The Company's production facility in Melbourne, Florida and its Dietzenbach, Germany repair center were ISO 9001 certified in 1999.

Once a system reaches commercial status, P-Com contracts with one or more of several certified turnkey fabricators to build radio system units in commercial quantities. Utilization of such fabricators relieves P-Com of expensive investments in manufacturing facilities, equipment, and parts inventories. This strategy enables P-Com to quickly scale to meet varying customer demands and changes in technology.

Manufactured systems are tested by P-Com in its California and Florida locations prior to shipment to its customers. Testing includes the complete IDU-ODU assembly, thereby providing customers completely tested end-to-end systems as opposed to independent testing of IDUs and ODUs.

Sales Channels and P-Com Customers

P-Com's wireless access systems and services are sold internationally and domestically directly through its own sales force, as well as through strategic partners, systems providers and original equipment manufacturers ("OEMs"). P-Com's services are sold directly through its internal sales force.

P-Com's customers include:

     . AT&T Local Services     .Orange Personal Communications
     . Bosch Telecom           .Siemens
     . Embratel                .Tellabs
     . Lucent Technologies     .Verizon
     . Mercury One-2-One       .Winstar Communications
     . New Century Global Net  .XO Communications

During 2000, sales to Winstar Communications and Lucent Technologies accounted for approximately 28% and 12% of our total sales, respectively. We expect that sales to relatively few customers will continue to account for a high percentage of our sales in the foreseeable future. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or a major reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the telecommunications industry, may have a material adverse effect on our business, financial condition and results of operations. While we generally enter into written agreements with our major customers, they do not provide for minimum purchase commitments. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunication industry and the economy in general.

We operate in two segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, Germany, and Italy, which develop, manufacture and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment performs installation and program management services through its Central Office Group and Microwave Group. See Note 8 to the Consolidated Financial Statements for additional information regarding the operations of our operating segments, as well as the allocation of sales by geographic customer destination.

The Company's backlog was approximately $41.9 million as of December 31, 2000, as compared to approximately $32.6 million as of December 31, 1999. The increase is due to the timing of purchase orders received from the Company's largest customers relating to ongoing contracts or significant purchase orders. The Company includes in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of the Company's backlog scheduled for shipment in the twelve months subsequent to December 31, 2000 can be cancelled since orders are often made substantially in advance of shipment, and most of the Company's contracts provide that orders may be cancelled with limited or no penalties up to a specified period (generally 60 to 90 days) before shipment, and in some cases at any time. Therefore, backlog is not necessarily indicative of future sales for any particular period.

Technology

P-Com's technological approach to Point-to-Multipoint, Point-to-Point, and Spread Spectrum radio systems is, we believe, meaningfully different from conventional approaches. Through use of proprietary digital signal processing, frequency converter, and antenna interface technology, and proprietary software and custom application-specific integrated circuits, P-Com produces highly integrated, feature-rich systems. The results of this integrated design are reliability and cost advantages. The microprocessor and embedded software in both the IDU and ODU enclosures enable flexible customization to the user's specific telecommunications requirements.

Wireless transmission of voice, data and video traffic has become a desirable alternative to wired solutions due to its advantages in the ease and cost of implementation and maintenance. Because high frequency transmissions are best suited for distance replication, microwave radio frequencies are typically used for communications links of 15 to 50 miles and millimeter wave radio frequencies for transmissions of up to 15 miles. P-Com's Point-to-Point technology uses four-level ("FSK") modulation which is spectrally efficient and very impervious to interference. This robust quality results in improved frequency reuse distances which is beneficial to operators of large-scale Point-to-Point radio network deployments.

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

P-Com's Point-to-Point and Spread Spectrum microwave radios consist of three primary assemblies: the IDU, the ODU and the antenna. The IDU houses the digital signal processing and the modem functions, and interfaces to the ODU via a single coaxial cable. The ODU, a radio frequency ("RF") enclosure, establishes the specific transmit and receive frequencies and houses the proprietary P-Com frequency converter. The antenna interfaces directly to the ODU via a proprietary P-Com wave-guide transition technology.

We believe our millimeter wave technology is meaningfully different from that contained in most conventional systems. When transmitting, the Company's IDU sends an already modulated, intermediate frequency ("IF") transmit signal to the ODU where it is received by the IF processor, routed to the transmit converter and mixed with a synthesized frequency source. This signal is then amplified and passed through to the Company's proprietary frequency converter to establish the appropriate millimeter wave frequency. The signal is then routed to the antenna for transmission to the millimeter wave radio system at the receiving end. At the receiving end, the incoming signal is routed to the frequency converter and mixed in the down-converter with the same frequency that was used when transmitting. The signal is passed through the IF processor to the IDU where it is demodulated and sent to the end-user's equipment.

Our spread spectrum products use biphase shift keying ("BPSK"), minimal shift keying ("MSK"), quadrature phase shift keying ("QPSK") or quadrature amplitude modulation ("QAM") in the IDU. This signal is converted into a microwave frequency in the ODU, or in the case of some products, a single, stand-alone terminal can be installed indoors or outdoors. This signal is then routed to the antenna to be transmitted. The receiving antenna captures the signal power and routes it to the ODU. The ODU down-converts the signal to be demodulated in the IDU.

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

P-Com's Point-to-Multipoint radios provide further software configurable options. The system is comprised of Base Station equipment transmitting to many Remote Terminals within a sector. This "downlink" carries Asynchronous Transfer Mode ("ATM") cells over the link. The return, or up-link from the Remote to the Base Station, can operate in either FDMA or TDMA mode. This gives the network service provider the option of selecting the most efficient transmission method for the type of traffic to be carried. FDMA is efficient for constant bit rate, high-capacity traffic, while TDMA is more suitable for fractional rate, or bursty type data. The system can operate concurrently in both modes within the sector thereby providing the network access operator the flexibility to design systems that uniquely match the specific traffic profiles within individual sectors.

The transport of ATM cells over the link allows multimedia transmission to be supported, including voice, data, fax, IP, Frame Relay, 10 BaseT, and many other services.

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

Research and Development

The Company has a continuing research and development program in order to enhance its existing systems and related software tools and to introduce new systems. The Company invested approximately $20.2 million, $32.4 million, and $38.9 million in 2000, 1999, and 1998, respectively, in research and development efforts and expects to continue to invest significant resources in research and development. The Company's research and development efforts can be classified into two distinct efforts: (1) increasing the functionality of its Point-to-Point and Point-to-Multipoint radio systems under development by adding additional frequencies and capacities to its product portfolio, modifying its network management system software offering, and developing other advancements to its radio systems under development, and
(2) integrating new functionality to extend the reach of its products into the customers' networks, such as access technology which allows the customer to manage telecommunications services at its site and integrate voice, data, video and facsimile in one offering. There can be no assurance that current efforts will result in new product introductions or modifications to existing products. The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. The Company's ability to be competitive in this market will depend in significant part upon its ability to develop successfully, introduce, and sell new systems and enhancements and related software tools on a timely and cost effective basis that respond to changing customer requirements. The Company has experienced and may continue to experience delays from time to time in completing development and introduction of new systems, and enhancements or related software tools. There can be no assurance that errors will not be found in the Company's systems after commencement of commercial shipments, which would result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new systems, enhancements, or related software tools that contribute to sales could have a material adverse effect on the Company's business, financial condition, and results of operations.

Sales and Marketing

P-Com's sales and marketing efforts are directed from the Company's executive offices in Campbell, California. The Company has sales and customer support facilities in the United Kingdom, and Germany that serve as bases for the European market and in China and Singapore for the Asian Market. Internationally, the Company uses a variety of sales channels, including system providers, OEMs, dealers and local agents. In addition, the Company has established agent relationships in numerous other countries in the Asia/Pacific region, the mid-East, South America, and Europe.

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

Competition

The worldwide wireless communications market is very competitive. P-Com's wireless radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company has experienced increasing competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services, including Alcatel Network Systems, Floware, DMC Stratex Networks, Ericsson, Harris-Farinon Division,

Nokia, Nortel, SIAE, Hughes Network Systems, and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services, such as DSL. The Company may also face competition in the future from new market entrants offering competing technologies. The Company's results of operations may depend in part upon the extent to which customers, which choose to rely on wireless strategies, elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on, or expand, their reliance on the Company as an external source of supply for their radio systems. Recently, certain of the Company's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. The Company expects its competitors to continue to improve the performance and lower the price of their current products, and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by the Company's competitors could cause a significant decline in sales or loss of market acceptance of the Company's systems or intense price competition, or make the Company's systems or technologies obsolete or noncompetitive. The Company has experienced significant price competition and expects such price competition to intensify, which may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements.

The principal elements of competition in the Company's market, and the basis upon which customers may select the Company's systems, include price, performance, software functionality, the ability to meet delivery requirements and customer service and support.

Government Regulation

Radio communications are subject to extensive regulation by the United States and foreign governmental agencies and international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the limited availability of frequency spectrum has inhibited growth of wireless telecommunications networks. In order for the Company to operate in a foreign jurisdiction, it must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless communication products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company and its customers, which in turn may have prevent or delay the sale of systems by the Company to such customers.

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

Intellectual Property

The Company relies on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. The Company currently holds eleven U.S. patents. The Company generally enters into confidentiality and nondisclosure agreements with its service providers, customers and others, and attempts to limit access to and distribution of its proprietary rights. The Company also enters into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or design around the patents owned by the Company or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights abroad. The failure of the Company to protect its proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

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

Employees

As of March 16, 2001, P-Com and its subsidiaries had a total of 891 employees, including 484 in Operations, 124 in Research and Development, 93 in Sales and Marketing, 31 in Quality Assurance and 159 in Administration. P-Com believes that future results of operations will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees are represented by a labor union, and we have not experienced any work stoppages to date. On February 7, 2001, the RT Masts group was sold, at which time this group employed 172 employees.

Item 2. Properties

      Location of                                              Square    Date Lease
  Lease Facility (/1/)                 Functions               Footage    Expires
  --------------------                 ---------               ------- --------------
HEADQUARTERS              Administration/ Customer Support/    61,000  November 2005
Campbell, CA              Sales/ Engineering/ Manufacturing
Campbell, CA              Manufacturing                        25,000  September 2002
San Jose, CA              Warehouse                            34,000  September 2003
Redditch, England         Sales/ Customer Support               5,500  June 2005
Watford, England          Research/ Development                 7,500  April 2008
Redditch, England         Warehouse                             6,800  September 2004
Dulles, VA                Administration                        8,750  October 2007
Sterling, VA              Sales/ Customer Support/ Warehouse   15,000  July 2007
Orange, CA                Warehouse                             3,400  April 2001
Northants, England (/2/)  Administration Sales/ Customer        5,290  August 2011
                          Support
Essex, England (/2/)      Administration Sales/ Customer        8,000  September 2007
                          Support
Frankfurt, Germany        Warehouse/ Sales and Customer        11,000  Month to Month
                          Support
Melbourne, Florida        Research/ Development                36,250  June 2001
Beijing, China            Sales/ Customer Support               4,200  July 2002

(/1/)All locations support product sales except Sterling, VA; Northants,
     England; and Essex, England which support services sales.
(/2/)Leased properties located in Northants and Essex, England pertain to the operation of RT Masts, which was sold in February 2001. Leases related to these properties were assumed by the buyer at the time of the sale.

P-Com Italia, S.p.A., owns and maintains its corporate headquarters in Tortona, Italy. This facility, approximately 36,000 square feet, contains design, test, manufacturing, mechanical and warehouse functions.

Item 3. Legal Proceedings

In September and October 1998, several punitive class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of its officers and directors. The complaints seek un- quantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On June 30, 2000 the Superior Court issued a notice of ruling certifying this matter as a class action.

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

Item 4. Submission of Matters to a Vote of Security Holders

In August 2000, the Company solicited the written consent of stockholders for a proposal to amend the Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 95,000,000 to 145,000,000. The proposal was approved on October 17, 2000 with 45,321,49 votes FOR; 1,941,572 votes AGAINST; and 135,221 votes ABSTAINED.

On November 30, 2000, the Company held its 1999 Annual Meeting of Stockholders, where one matter was put to a vote of stockholders, the election of two directors to serve for "three-year" terms ending upon the 2002 annual meeting of stockholders or until their successors are duly elected. George P. Roberts and Brian T. Josling were elected. There were 48,512, 670 votes FOR and 1,105,126 votes WITHHELD from George P. Roberts; and 48,566,993 votes FOR and 1,050,903 votes WITHHELD from Brian T. Josling. The continuing directors were John A. Hawkins, James J. Sobczak, and M. Bernard Pucket.

Also, on November 30, 2000, the Company held its 2000 Annual Meeting of Stockholders, where three matters were put to a vote of stockholders. The first matter was to elect 2 directors to serve for "three-year" terms ending upon the 2003 annual meeting of stockholders or until their successors are duly elected. John A. Hawkins and James J. Sobczak were elected. There were 44,292,908 votes FOR and 2,591,456 votes WITHHELD from John A. Hawkins; and 45,796,704 votes FOR and 1,087,660 votes WITHHELD from James J. Sobczak. The continuing directors were George P. Roberts, Brian T. Josling, and M. Bernard Pucket.

The second proposal was to approve a series of amendments to the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") which included: (i) elimination of the automatic share increase provisions of the 1995 Plan; (ii) elimination of the provisions of the 1995 Plan that would otherwise allow option grants to be made with exercise prices below the fair market value of the option shares on the grant date; (iii) modification of the option cancellation/re-grant provisions of the 1995 Plan to require stockholder approval of any repricing of outstanding options; (iv) to increase the maximum number of shares authorized for issuance under the 1995 Plan; (v) to increase the limitation on the maximum number of shares any one individual may be granted; and (vi) to change the vesting period for 4,000-share automatic option grants to non-employee Board members so they fully vest upon grant. The proposal was approved with 42,338,431 votes FOR, 4,291,534 votes AGAINST, and 254,399 votes ABSTAINED.

The third proposal was to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2000. The proposal was approved with 46,757,275 votes FOR, 87,735 votes AGAINST, and 39,354 votes ABSTAINED.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is quoted in the Nasdaq National Market under the symbol PCOM. The following tables sets forth the range of high and low closing bid prices, as reported on the Nasdaq Market for each quarter in 1999 and 2000. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 15, 2001, there were 495 stockholders of record of our Common
Stock.

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
   Year Ended December 31, 1999:
    First Quarter................................................. $10.38 $3.31
    Second Quarter................................................   7.72  3.75
    Third Quarter.................................................   8.00  3.69
    Fourth Quarter................................................  10.00  4.56

   Year Ended December 31, 2000:
    First Quarter................................................. $23.72 $9.00
    Second Quarter................................................  15.00  5.56
    Third Quarter.................................................   8.44  5.18
    Fourth Quarter................................................   6.13  1.53

Recent Sales of Unregistered Securities

None.

Dividends

To date, we have not paid any cash dividends on shares of our Common Stock. We currently anticipate that we will retain any available funds for use in the operation of our business, and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our working capital credit agreements prohibit us from paying any dividends without the prior approval of the other parties named therein.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The balance sheet data as of December 31, 2000 and 1999 and the Statement of Operations data for the years ended December 31, 2000, 1999, and 1998, have been derived from the audited financial statements included in Item 8 of this document.

                          Statement of Operations Data

                             2000 (2)(3) 1999 (4)   1998 (5)    1997      1996
                             ----------- ---------  --------  --------  --------
                                  (in thousands, except per share data)
Sales:
 Product...................   $183,606   $ 116,409  $118,948  $169,453  $101,853
 Service...................     50,795      40,470    43,597    30,157    19,100
                              --------   ---------  --------  --------  --------
  Total sales..............    234,401     156,879   162,545   199,610   120,953
                              --------   ---------  --------  --------  --------
Cost of sales:
 Product...................    160,965     107,378    93,829    96,948    60,362
 Service...................     38,170      28,274    30,777    18,968    13,696
                              --------   ---------  --------  --------  --------
  Total cost of sales......    199,135     135,652   124,606   115,916    74,058
                              --------   ---------  --------  --------  --------
Gross profit...............     35,266      21,227    37,939    83,694    46,895
                              --------   ---------  --------  --------  --------

Operating expenses:
 Research and development..     20,241      32,431    38,882    27,854    20,163
 Selling and marketing.....     11,972      17,135    19,224    12,795     7,525
 General and
  administrative...........     26,893      25,179    24,260    11,029    10,178
 Goodwill amortization.....     19,598       6,547     5,023     1,380       105
 Restructuring charges.....         --       3,300     4,332        --        --
 Acquired in-process
  research and
  development(7)...........         --          --    15,442        --        --
                              --------   ---------  --------  --------  --------
  Total operating
   expenses................     78,704      84,592   107,163    53,058    37,971
                              --------   ---------  --------  --------  --------
Income (loss) from
 operations................    (43,438)    (63,365)  (69,224)   30,636     8,924
Interest expense...........     (4,750)     (8,175)   (8,652)   (1,811)       --
Other income (expense),
 net.......................     (6,977)     (2,537)    1,446     1,988       906
                              --------   ---------  --------  --------  --------
Income (loss) from
 continuing operations
 before income taxes,
 extraordinary item and
 cumulative effect of
 accounting change.........    (55,165)    (74,077)  (76,430)   30,813     9,830
Provision (benefit) for
 income taxes..............     11,140       1,407   (11,501)   11,018       956
                              --------   ---------  --------  --------  --------
Income (loss) from
 continuing operations
 before extraordinary item
 and cumulative effect of
 accounting change.........    (66,305)    (75,484)  (64,929)   19,795     8,874
Discontinued operations(6):
 Loss from operations......     (4,000)    (13,903)   (2,869)     (904)       --
 Loss on disposal..........         --     (26,901)       --        --        --
                              --------   ---------  --------  --------  --------
                               (4,000)     (40,804)   (2,869)     (904)    8,874
                              --------   ---------  --------  --------  --------
Extraordinary gain on
 retirement of notes.......      1,890      13,239     5,333        --        --
Cumulative effect of
 accounting change(2)......     (1,534)         --        --        --        --
                              --------   ---------  --------  --------  --------
Net income (loss)..........   $(69,949)  $(103,049) $(62,465) $ 18,891  $  8,874
                              ========   =========  ========  ========  ========
Charge related to Preferred
 Stock discount............         --          --    (1,839)       --        --
Loss on conversion of
 Preferred Stock Common
 Stock.....................         --     (18,521)       --        --        --
                              --------   ---------  --------  --------  --------
Net income (loss)
 applicable to Common
 Stockholders..............   $(69,949)  $(121,570) $(64,304) $ 18,891  $  8,874
                              ========   =========  ========  ========  ========
Basic income (loss) from
 Continuing Operations(1)..   $  (0.85)  $   (1.32) $  (1.50) $   0.47  $   0.23
Diluted income (loss) from
 Continuing Operations(1)..      (0.85)      (1.32)    (1.50)     0.44      0.22
Basic net income (loss)
 applicable to Common
 Stockholders(1)...........      (0.90)      (2.13)    (1.49)     0.45      0.23
Diluted net income (loss)
 applicable to Common
 Stockholders(1)...........      (0.90)      (2.13)    (1.49)     0.42      0.22

                       Balance Sheet Data (in thousands)

                               2000       1999       1998      1997     1996
                             ---------  ---------  --------  -------- --------
Cash and cash equivalents..  $  27,541  $  11,629  $ 29,241  $ 88,145 $ 42,226
Working capital............     76,823     31,984    78,967   196,279   90,811
Total assets...............    216,219    218,746   315,217   305,521  155,452
Long-term debt.............     30,290     39,858    97,769   101,690      914
Mandatorily redeemable
 Preferred Stock...........         --         --    13,559        --       --
Mandatorily Redeemable
 Common Stock Warrants.....         --         --     1,839        --       --
Retained earnings
 (accumulated deficit).....   (218,922)  (148,973)  (45,924)   18,380     (511)
Stockholders' equity.......     95,247     89,215    99,409   148,297  112,479

--------
(/1/)See Note 9 of Notes to Consolidated Financial Statements for an explanation of the method used to determine share and per share amounts.

(/2/)The Company recorded a non-cash charge of approximately $1.5 million on January 1, 2000 to account for the cumulative effect of the change in accounting method related to revenue recognition made to comply with SAB
     101. See Note 2 of Notes to Consolidated Financial Statements.

(/3/)In 2000, the Company recorded charges of approximately $21.7 million related to excess inventory and inventory purchase commitments, $15.0 million related to a write-down of goodwill, and a $9.9 million increase in the valuation allowance against the carrying value of deferred tax assets.

(/4/)In 1999, the Company recorded restructuring and other charges of approximately $36.5 million.

(/5/)In 1998, the Company recorded restructuring and other charges of approximately $26.6 million.

(/6/)Losses from discontinued operations are attributable to Technosystem, which was reclassified to discontinued operations in the third quarter of 1999.

(/7/)In connection with the acquisition of substantially all of the assets of the Cylink Wireless Group in 1998, $15.4 million of purchase price attributed to in-process research and development was expensed.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We supply equipment and services for access to worldwide telecommunications and broadcast networks. The Company was founded in April 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz Point-to-Point radio systems. Additionally, we offer central office and microwave installation services. Our Point-to-Multipoint radio system, first marketed in the fourth quarter of 1999, was sold primarily to one U.S. customer and one Chinese customer in 2000. We anticipate that our ability to generate future revenues and profits will depend in large part on our ability to attract a large customer base and increase market penetration for the Point-to-Multipoint systems, as well as our ability to continue to bring to market competitive new products in our Point-to-Point and Spread Spectrum product lines.

The net loss in 2000 was primarily attributable to charges to operations required to state inventories and deferred tax assets at realizable value, write down of goodwill carried from prior years' acquisitions to current estimated realizable value, losses recorded from discontinued operations and losses on the sale of subsidiaries. We experienced a sharp decrease in sales beginning in September 1998 due to the worldwide downturn in the telecommunications equipment market as a whole. This status continued into the third quarter of 1999. We instituted cost reduction programs through this period, and made decisions to divest certain non-core operations in 1999 and 2000, which resulted in significant losses related to the disposition of these businesses over the past two years.

In February 2000, we completed the divestiture of two Italian subsidiaries, Technosystem, S.p.A. and Cemetel S.r.L., resulting in additional losses for the first quarter of approximately $4.0 million and $3.5 million, respectively.

In April 2000, we sold Control Resources Corporation ("CRC") resulting in a gain of approximately $2.6 million.

The Company revised its method for recognizing revenue for sales of radio systems as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company previously recognized revenue upon shipment of product, provided no significant obligations remained and collection was probable. This was changed to recognition upon transfer of title and risk of loss, which is generally upon shipment of the product provided no significant obligations remained and collection was probable. In accordance with SAB No. 101, the Company recorded a non-cash charge of approximately $1.5 million on January 1, 2000 to account for the cumulative effect of the accounting change.

The cumulative effect of this accounting change primarily resulted from contracts where revenue had historically been recognized upon shipment, however, under the terms of the underlying contracts, title and risk of loss did not transfer until either delivery or subsequent receipt of payment. Under the Company's revised revenue recognition method, revenue relating to such sales is deferred until both title and risk of loss is assumed by the customer. As a result of this change, approximately $12.0 million in revenue and $10.5 million in related costs originally recognized in 1999 were deferred and re-recognized in the first quarter of 2000. During 2000, the Company renegotiated the terms of one of its significant contracts so that title and risk of loss transfers upon shipment.

Years Ended 2000, 1999 and 1998

Sales

Sales consist of revenues from radio systems sales and repairs and support services offered.

In 2000, 1999 and 1998, sales were approximately $234.4 million, $156.9 million, and $162.5 million, respectively. The 49.4% increase in sales from 1999 to 2000 was primarily due to increased radio systems delivery levels under a large order from Winstar in the second half of the year and a 25% increase in the services business sales in the U.S. and UK combined. The 3.5% decrease in sales from 1998 to 1999 was primarily due to the downturn in the telecommunications equipment market.

During 2000, the Tel-Link Point-to-Point product line contributed 61.0% of our total sales, compared to 59.0% of our total sales during 1999 and 58.2% during 1998. The Spread Spectrum product line contributed approximately 8% of our total sales in 2000, as compared to 11.3% during 1999 and 10.6% of our total sales during 1998. Our Point-to-Multipoint Tel-Link product line, which was introduced in late fourth quarter 1999, contributed 6% of our total sales in 2000 and only approximately $1.1 million of sales in 1999. Total sales for the Point-to-Multipoint line of approximately $13.9 million in 2000 did not meet our expectations. Customers, particularly in the U.S. CLEC markets, did not place orders equivalent to forecasted orders. However, these same customers increased their Point-to-Point radio orders to bring actual sales levels for this line higher than originally forecasted for 2000.

Sales to Orange Personal Communications Services accounted for approximately 7%, 20%, and 24% of total sales in 2000, 1999, and 1998, respectively. Sales to Winstar Communications accounted for approximately 28% and 11% of total sales in 2000 and 1999, respectively. Sales to Bosch Telecom accounted for approximately 13% of total sales in 1999. Sales to Lucent Technologies accounted for approximately 12% of total sales in 2000.

Product sales for 2000 reached $183.6 million during the year, an increase of $67.2 million or 57.7%, when compared to 1999 levels, and as compared to a decrease of approximately $2.5 million or 2.1% during 1999 when compared to 1998. Product sales represented 78.3%, 74.2%, and 73.2% of sales in 2000, 1999, and 1998, respectively. The increase in 2000 product sales resulted from larger orders from U.S. CLEC customers and an order from a Chinese customer under a multi-year contract for Point-to-Multipoint products announced in mid-2000. The decrease in product sales in 1999 and 1998 was primarily due to the continued slowdown in the telecommunication equipment industry construction activity and declining prices as a result of the Pacific Rim currency crisis and surplus capacity in the industry.

Service sales for 2000 increased approximately $10.3 million or 25.5% from the prior year as compared to a decrease of approximately $3.1 million or 7.2% during 1999. Service sales represented 21.7%, 25.8%, and 26.8% of total sales in 2000, 1999, and 1998, respectively. The increase in service sales in 2000 resulted from increased levels of installation services for the primary UK service group customers, and a significant increase in central office maintenance work performed by the U.S. service group for a major RBOC group. The decrease in service revenue sales in 1999 vs. 1998 was a result of the previously mentioned downturn. Historically, we have generated a majority of our sales outside of the United States. During 2000, we generated 55.9% of our sales in the United States, 24.3% in the United Kingdom, 7.8% in Continental Europe and Middle East markets, and 12% in other geographic regions, particularly in the Pacific Rim. During 1999, we generated 30.8% of our sales in the U.S., 34.5% in the United Kingdom, 18.0% in Europe excluding the UK, 6.1% in Asia, and 10.7% in other geographic regions. During 1998, we generated 25.6% of our sales in the U.S., 43.9% in the United Kingdom, 7.5% in Europe excluding the UK and 11.8% in Africa, 11.2% in Asia.

In February 2001, we sold RT Masts, our U.K. services unit. RT Masts' revenues were approximately $20 million, $18 million and $22 million in 2000, 1999 and 1998, respectively. Operating income for RT Masts was approximately $1.2 million, $3.1 million and $5.8 million for 2000, 1999 and 1998, respectively.

Many of our largest customers use our products and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from us accordingly.

We provide our customers with significant volume price discounts, which would lower the average selling price of any particular product line as more units are sold to a given customer up to a maximum discount level offered. In addition, we expect that the average selling price of any particular product line will also decline as a given product matures and as competition increases in the future. Accordingly, our ability to maintain or increase sales will depend upon many factors, including our ability to increase unit sales volumes of our systems and to introduce and sell new systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of our more mature products.

As the first quarter of 2001 progresses, there is evidence of a significant slowing in economic growth and related capital spending in the U.S. economy and, to a lesser extent, in other global economies, especially in the telecommunications equipment industry. Such a slowdown can have an effect on our ability to continue recent quarter-on-quarter sales increases, and our most recent guidance to financial and investor markets have included lowered sales expectations as a result of this economic slowdown.

Gross Profit

Cost of sales consists primarily of costs related to materials, labor and overhead, freight and duty. And in the case of the services business, direct labor and applied materials. In 2000, 1999, and 1998, gross profits were

$35.3 million, $21.7 million, and $37.9 million, respectively, or 15.0%, 13.5%, and 23.3% of sales, respectively.

In 2000, 1999, and 1998, product gross margins were affected by inventory and other related charges of $21.3 million, $21.4 million, and $16.9 million, respectively. (See Restructuring and Other Charges below.) Product gross profit as a percentage of product sales, not including the effect of the inventory charges described above, was approximately 23.9%, 26.1%, and 35.3% in 2000, 1999, and 1998, respectively. In 2000, the reduced gross profit margins related to high materials cost for the Point-to-Multipoint products due to industry wide part shortages, and higher overhead applied to sales due to lower than originally expected unit sales of the Point-to-Multipoint line in the second half of 2000. Additionally, the Point-to-Point Tel-Link products were subjected to margin pressure due to the existence of highly competitive alternative product lines in the marketplace in 2000. In 1999, the decrease in such product gross profit percentage was due to manufacturing variances and declining average selling prices that generated lower margins.

Service gross profit as a percentage of service sales was approximately 25.0%, 30.1%, and 29.4% in 2000, 1999, and 1998, respectively. The decrease in service gross profit percentage in 2000 was due to fixed contract rates charged in the UK market for RT Masts' largest customer and shifts in service job type mix. Fourth quarter revenue in the U.S. service market was heavily weighted to lower margin radio installation work directly related to our higher sales volume of radios to Winstar.

Research and Development

Research and development expenses consist primarily of costs associated with new product development. Our research and development activities include the development of additional radio products, frequencies and upgrading operating features and related software tools. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and before general release to customers are capitalized, if material. To date, all software development costs incurred after the establishment of technological feasibility have been immaterial.

In 2000, 1999, and 1998, research and development expenses were approximately $20.2 million, $32.4 million, and $38.9 million, respectively. As a percentage of sales, research and development expenses decreased from 20.7% in 1999 to 8.6% in 2000, primarily due to our Point-to-Multipoint development project, which was completed in the fourth quarter of 1999, resulting in reduced spending for this project in 2000 as compared to 1999,and overall sales increases in 2000, including rollout of the Point-to-Multipoint radio product. The period from early 1998 through the third quarter of 1999 was a period of relatively high research and development activity, since the Point-to-Multipoint project involved entirely new technology, not just improving existing products. As a percentage of sales, research and development expenses decreased from 23.9% in 1998 to 20.7% in 1999.

Selling and Marketing

Selling and Marketing expenses consist of salaries, sales commissions, travel expenses, customer service and support expenses and costs related to business development and trade shows. In 2000, 1999, and 1998, selling and marketing expenses were $12.0 million, $17.1 million, and $19.2 million, respectively. As a percentage of sales, selling and marketing expense decreased from 10.9% in 1999 to 5.1% in 2000, primarily due to smaller sales and marketing staff levels as a result of the sales of Control Resources Corporation and Technosystem subsidiaries in early 2000. The decrease in actual spending in 1999 was due to the Company implementing a cost reduction program, which included personnel reductions and the closure of sales offices in the United Arab Emirates and Mexico. As a percentage of sales, selling and marketing expense decreased from 11.8% in 1998 to 10.9% in 1999, primarily due to a lower level of sales in 1998 and the 1998 expansion and start-up of our international sales and marketing organization, including opening sales offices in the United Arab Emirates, Singapore, China, and Mexico.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses for management, finance, accounting, data processing, and legal and other professional services. In 2000, 1999, and 1998, general and administrative expenses were $26.9 million, $25.2 million, and $24.3 million, respectively. As a percentage of sales, general and administrative expenses decreased from 16.0% in 1999 to 11.5% in 2000. General and administrative expenses overall increased 6.8% in 2000 compared to 1999. The sale of Control Resources Corporation in April 2000 reduced the total 2000 expense levels. Control Resources Corporation general and administrative expenses in 2000 through the April 2000 sale date were approximately $850,000. However, the expansion of the services business, predominantly in the U.S. market, significantly increased the related administrative expenses in 2000. General and administrative expenses overall level for the manufacturing operations were reduced in 2000 as compared to 1999 due to better cost controls and due to significant write-offs of accounts receivable in 1999 which did not recur in 2000. The increase in 1999 compared to 1998 was primarily due to a charge for accounts receivable write-offs and reserves of $11.8 million and charges of $3.3 million for the abandonment of one of our leased facilities in Campbell, California.

Goodwill Amortization

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized based on a straight-line basis over the period of expected benefit, ranging from 5 to 20 years. In 2000, 1999, and 1998, goodwill amortization was approximately $19.6 million, $6.5 million, and $5.0 million, respectively. In the second quarter of 2000, management reviewed the carrying value of goodwill related to its 1998 acquisition of the Cylink Wireless Group. Based upon its assessment of future value of revenue flows estimated to be provided from this acquisition, a $15 million impairment charge was made. This amount is included in the total figure for 2000 noted above. Management also determined it appropriate to amortize the remaining goodwill related to the Cylink Wireless Group over a 4 1/2 year period beginning in July 2000. Other than the impairment charge of $15 million, the amortization of goodwill for 2000 totaled $4.6 million compared to $6.5 million in 1999. The increase in goodwill amortization for 1999 as compared to 1998 was due to recording a full year of amortization expense relating to the acquisition of the assets of the Cylink Wireless Group on March 28, 1998.

Restructuring and Other Charges

In the second quarter of 2000, the Company determined that there was a need to reevaluate its inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from the UK and other European markets and toward the U.S. market, and the resulting anticipated decrease in demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point product line, and resulted in total charges of approximately $21.7 million during the second quarter of 2000. These charges consisted of increases to inventory reserve of approximately $17.4 million and accrued liabilities of approximately $4.3 million, both relating to the Company's product segment. In addition, the Company performed a review of the carrying value and remaining life of long-lived assets associated with the Company's product segment and recorded write-downs of approximately $15.0 million of goodwill, and an approximately $9.9 million of deferred tax assets.

The increase in inventory reserves and related purchases liabilities was charged to product cost of sales in the second quarter of 2000. Of the $17 million charge for additional reserves, $15.4 million related to the aforementioned Tel-Link Point-to-Point product line. An additional reserve of approximately $1.0 million was added in the second quarter to adjust carrying value of certain modules of the Point-to-Multipoint radio line.

During 1999 and 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other charges of approximately $36.5 million and approximately $26.6 million were recorded in 1999 and 1998, respectively, relating to these initiatives, all relating to the Company's product segment. As of December 31, 1999, the Company had utilized all restructuring reserves established to offset actual restructuring costs incurred by the Company.

Operating expenses overall declined in fiscal 2000 due to cost reduction plans in place and due to sale of Control Resources Corporation in April 2000.

In-Process Research and Development

We had no expenses for acquired in-process research and development in 2000 or 1999.

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

Interest Expense

In 2000, 1999, and 1998, interest expense was $4.8 million, $8.2 million and $8.7 million, respectively. For 2000 and 1999, interest expense consisted primarily of interest and fees incurred on borrowings under our bank lines of credit, interest on the principal amount of our subordinated 4 1/4% convertible promissory notes due 2002 (the "Notes"), equipment leases, and contractual penalties for late filing of the registration statement in connection with the issuance of the Series B Convertible Preferred Stock and the related warrants. Approximately $1.9 million was charged to interest expense during the year related to amortization of fair value of warrants issued to our lender group in January 2000. The reduction in interest expense in 2000 was primarily due to reduced debt levels outstanding.

Other Income (Expense), net

In 2000, other income and expense represents primarily a $3.5 million loss in the first quarter on the sale of our Cemetel unit, foreign exchange losses of approximately $5 million and the write-off of a 1998 investment in a Poland-based telecom venture of $1.3 million. This was partially offset by interest income from bank deposits, a gain of $2.6 million on the sale of Control Resources Corporation in April 2000. For 2000, 1999, and 1998, interest income consisted primarily of interest generated from cash maintained in interest bearing bank accounts. In 2000, 1999, and 1998, interest income was $0.4 million, $0.6 million, and $1.5 million, respectively. For 2000, 1999, and 1998, we incurred net other expenses of $7.4, $3.2 million, and $0.1 million.

Sales contracts negotiated in foreign currencies have been primarily limited to British Pound Sterling contracts and Italian Lira contracts. The impact of translating balance sheet accounts due to currency fluctuations in British Pound Sterling or Italia Lira for 2000 was related to strengthening of the U.S. dollar versus these currencies through most of the year. We may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market.

Provision (Benefit) for Income Taxes

In 2000 and 1999, we recorded tax provisions of $11,140 and $1,407, respectively, representing effective tax rates of (20.2)% and (1.4)%, respectively. The tax provision for 2000 is comprised of a $9.9 million write-off of deferred tax assets taken in 2000 and income taxes attributable to foreign jurisdictions that had taxable income for 2000. The tax provision for 1999 is comprised of income taxes attributable to foreign jurisdictions that had taxable income for 1999. No benefit was recognized in 2000 or 1999 for net operating losses incurred. In 1998, we recorded a tax benefit of $(11,501) representing an effective tax rate of 15.9%.

Discontinued Operations

In August 1999, we decided to divest our broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and the financial statement information related to this business was presented on one line in the 1999 Consolidated Balance Sheet, "net assets of discontinued operations", and in the "discontinued operations" line of the Consolidated Statements of Operations. The "net assets of discontinued operations" represented the assets intended to be sold, offset by the liabilities anticipated to be assumed by the buyers of the business. The disposition of Technosystem was completed by the end of the first quarter of 2000.

In 1999 we recorded an estimated loss on disposal of $26.9 million, including the write-off of approximately $12.5 million of goodwill, related to the disposal of Technosystem. Losses from discontinued operations were $4.0 million, $13.9, million, and $2.9 million in 2000, 1999, and 1998, respectively.

Extraordinary Item

In January 2000, we repurchased an additional $7.0 million of our Notes for 677,000 shares of newly issued common stock with a fair market value of $5.1 million. The extraordinary gain resulting from this transaction amounted to $1.9 million. In January and February of 1999, we repurchased an aggregate of $25.5 million of our Notes for an aggregate of 2,792,000 shares of our Common Stock with a fair market value of $18.3 million and recorded an extraordinary gain of $7.2 million. In December 1999, we repurchased an aggregate of $23.8 million of our Notes for an aggregate of 2,359,000 shares of our Common Stock with a fair market value of $17.8 million. This transaction resulted in an extraordinary gain of $6.0 million. In December 1998, we repurchased an aggregate of $14.3 million of our Notes for an aggregate of 2,467,000 shares of our Common Stock with a fair market value of $9.0 million, which resulted in an extraordinary gain of $5.3 million.

Charge related to preferred stock discount

In June 1999, we exchanged all 15,000 shares of Series B Convertible Preferred Stock for 5,135,000 shares of redeemable Common Stock. We also exchanged outstanding mandatorily redeemable warrants to purchase 1,242,000 shares of Common Stock, which were held by the Series B Convertible Preferred Stockholders, for new warrants with an exercise price of $3.00 per share rather than $3.47 per share. We recorded a charge in 1999 of approximately $12.2 million resulting from this exchange.

In November 1999, we entered into agreements with the former Series B preferred shareholders to eliminate their redemption rights and their past and future late registration premiums and penalties in exchange for 220,000 shares of Common Stock, warrants to purchase 443,000 share of Common Stock, and a $400,000 promissory note convertible (with interest) into Common Stock at a conversion price of approximately $4.72 per share. As a result of these transactions, we recorded a charge in 1999 of approximately $6.3 million relating to these agreements.

In December 1998, we completed a private placement of 15,000 shares of a newly designated Series B Convertible Preferred stock and warrants to purchase up to 1,242,000 shares of Common Stock for $15 million. During the period the Series B preferred stock as outstanding, we recorded a charge for the accretion of the Series B preferred stock to its redemption value as a dividend to the holders of the Series B preferred stock. Consequently, we recorded a charge of approximately $1.8 million to our accumulated deficit in 1998.

Liquidity and Capital Resources

Since our inception in August 1991, we have financed our operations and met our capital requirements through net proceeds of approximately $89.5 million from our initial and two follow-on public offerings of our Common Stock, three private placements of Common Stock yielding approximately $18.2 million in August 2000, $43.0 million in January 2000, $38.3 million in June 1999, four preferred stock financings aggregating approximately $32.2 million, including a $13.6 million preferred stock financing in 1998. Notes with net proceeds of approximately $97.5 million in 1997 and borrowings under bank lines of credit and equipment lease arrangements.

In 2000, we used approximately $37.0 million of cash in operating activities, primarily due to the net loss of $69.9 million offset by non-cash charges for inventory related charges aggregating $21.7 million, the loss on disposal of discontinued operations of $4.0 million and an impairment charge related to goodwill of $15 million. In addition, we experienced increases in accounts receivable and inventories. These increases were offset by increases in accounts payable and other accrued liabilities.

During 2000, we used approximately $2.5 million of cash in investing activities primarily for the acquisition of property and equipment of $8.0 million offset by proceeds on the sale of the Control Resources Corporation and Cemetel subsidiaries of $6.8 million.

In 2000, we generated approximately $57.2 million from financing activities. We repaid approximately $14.0 million of borrowings under our bank line of credit and other credit arrangements, borrowed $12 million under a new bank line of credit, and received approximately $61.2 million in net proceeds from private placements of approximately 7.5 million shares of Common Stock in January and an additional private placement of 3.0 million shares in July. In addition proceeds from exercises of stock options and warrants aggregated $9.9 million. During 2000, we retired approximately $7 million of our 4 1/4% convertible subordinated notes ("Notes") through the issuance of approximately 677,000 shares of Common Stock. This non-cash exchange resulted in an extraordinary gain of approximately $1.9 million.

At December 31, 2000, we had working capital of approximately $76.8 million. In recent years, we have realized most of our sales near the end of each quarter, resulting in a significant investment in accounts receivable at the end of the quarter. We expect that our investments in accounts receivable and inventories will continue to represent a significant portion of working capital. Sales terms to some larger customers have recently been at extended due dates, resulting in additional use of working capital.

Our principal sources of liquidity as of December 31, 2000 consisted of approximately $27.5 million of cash and cash equivalents. At December 31, 1999, we had approximately $11.6 million in cash and cash equivalents. At December 31, 2000, we had outstanding borrowings of approximately $11.0 million under our line of credit, which expired and was paid off, with accrued interest, on January 31, 2001.

In February 2001, we sold RT Masts our U.K. services unit for approximately $12 million in cash, an additional $750,000 retained by the purchaser for six months to cover any contingencies, and a seven year note receivable for $750,000, interest due annually at LIBOR.

On March 29, 2001, we entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum and are secured by our cash deposits, receivables, inventories, equipment, and intangibles. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable.

Given the size and working capital needs of our business and our recent history of losses, we judge our current liquidity situation to be adequate. At present, we do not have any material commitments for capital equipment purchases. However, our future capital requirements will depend upon many factors, including the repayment of our outstanding debt (including $29 million of Notes maturing on November 1, 2002), our results of operations, the development of new radio systems and related software tools, expansion of our domestic services business, the extent and timing of acceptance of our radio systems in the market, requirements to maintain adequate manufacturing facilities, the progress of our research and development efforts, expansion of our marketing and sales efforts, and the status of competitive products, potential acquisitions, working capital requirements. We believe that cash and cash equivalents on hand, projected cash flow from operations and funds available from eligible receivable financing under our new loan agreement should be adequate to fund our operations in the ordinary course of business for at least the next twelve months. There can be no assurance, however, that we will not require additional financing prior to such date to fund our operations, particularly if economic conditions in our industry or in global economies in which we compete restrain our sales.

To the extent that our financial resources are insufficient to fund our activities and to repay our debts, additional funds will be required. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. If additional funds are raised by issuing equity securities further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our research and development or manufacturing programs, cease any potential acquisition activities or obtain funds through arrangements with partners or others that may require the Company to relinquish some level of control of operations. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

CERTAIN RISK FACTORS AFFECTING THE COMPANY

Small Player in Large Market

We do not have the customer base or other resources of more established companies, which makes it more difficult for us to address the liquidity and other challenges we face.

Although we have installed and have in operation over 100,000 radio units globally, we have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by older, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so from time to time we may face serious challenges in financing our continued operation. We may not be able to successfully address these risks.

Additional Capital Requirements

Our future capital requirements will depend upon many factors, including development costs of new products and related software tools, potential acquisitions opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt (including Notes which come due November 1, 2002) could also severely limit our ability to raise additional financing. In addition, given the recent price for our common stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

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

Rapid Technological Change

Rapid technological change, frequency of new product introductions and enhancements, product obsolescence, changes in end-user requirements and period-to-period demand, and evolving industry standards characterize the communications market. The Company's ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. Recently, the Company has been developing our new Point-to-Multipoint systems, upgraded Point-to-Point systems, and cost effective Spread Spectrum radios. Any success in developing new and enhanced systems and related software tools will depend upon a variety of factors. Such factors include:

 . new product development to meet market demand;

 . integration of various elements of complex technology;

 . timely and efficient implementation of manufacturing and assembly processes at turnkey suppliers and manufacturing cost reduction programs for existing product lines;

 . development and completion of related software tools, system performance, quality and reliability of systems; and

 . timely and efficient completion of system design.

Moreover, the Company may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. For example, to date, revenue generated through the sales of Point-to-Multipoint systems has not met original expectations.

Also, errors could be found in the Company's systems after commencement of commercial quantity shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment.

History of Losses

From inception to December 31, 2000, the Company generated an accumulated deficit of approximately $219.0 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $219.0 million at December 31, 2000 was due primarily to net losses of $62.5 million in 1998, $103.0 million in 1999, and $70.0 million in 2000.

The decline in product prices received has had a significant downward impact on the Company's gross margin over the past three years, particularly in its Point-to-Point radio systems line. Additionally, slow sales in the Point-to-Multipoint product line in the second half of 2000 resulted in lower margins on this line than had been forecasted for higher sales unit levels. The Company expects pricing pressures to continue for the next several quarters and also expects pricing pressures from the slowing U.S. economy in 2001 to affect gross margins. Our ability to drive down cost of producing radio units will be a key issue in the coming year.

Customer Concentration

For 2000, approximately 180 customers accounted for substantially all of the Company's sales. Sales to 4 customers accounted for 58% of sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the economy in general.

Many of the Company's major customers are located in foreign countries, primarily in the United Kingdom and the Pacific Rim. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which the Company cannot supply in terms of long-term financing.

If the Company's customers cannot finance their purchases of the Company's products or services, this may materially adversely affect the Company's business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for the Company's products and services. Both current customers and potential future customers in the telecommunications industry have, from time to time, reportedly undergone financial difficulties and may therefore limit their future orders or find it difficult to pay our billings to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of the Company's products or services, may materially adversely affect the Company's business. Some difficulties of this nature have occurred in the past and the Company believes they can occur in the future.

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

 . customers' seasonal purchasing and budgetary cycles, as well as their own buildout schedules;

 . compliance with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies;

 . compliance with governmental or other regulatory standards;

 . difficulties associated with customers' ability to secure financing;

 . negotiation of purchase and service terms for each sale;

 . price negotiations required to secure purchase orders; and

 . education of customers as to the potential applications of our products and services, as well as related product-life cost savings.

Shipment delays

Due to logistics of production and inventory, a delay in a shipment near the end of a particular quarter for any reason may cause sales in a particular quarter to fall significantly below the Company's and stock market analysts' expectations. A single customer's order scheduled for shipment in a quarter can represent a large portion of the Company's potential sales for the quarter. Such delays have occurred in the past due to, for example, unanticipated shipment rescheduling, cancellations or deferrals by customers, competitive and economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers and failure to receive anticipated orders. The Company cannot determine whether similar or other delays might occur in the future, but expect that some or all of such problems might recur.

Uncertainty in Telecommunications Industry

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, the Company typically permits orders to be modified or canceled with limited or no penalties. Any failure to reduce actual costs to the extent anticipated when an order is received substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect the Company's gross margin for such orders. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as occurred in 2000.

Global economic conditions have had a depressing effect on sales levels in past years, particularly in 1998. The soft economy and reported slowdown in capital spending in early 2001 in the U.S. market may again have a significant depressing effect on the sales levels to be attained by our Company in 2001.

Inventory

The Company's customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires the Company to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If the Company over or under-estimates inventory requirements to fulfill customer needs, its results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs in the second quarter of 1999 and 2000.

Expenses

Magnifying the effects of any sales shortfall, a material portion of the Company's operating expenses is fixed and difficult to reduce should sales not meet expectations.

Volatility of Operating Results

If the Company or its competitors announce new products, services and technologies, it could cause customers to defer or cancel purchases of its existing systems and services. Additional factors have caused and will continue to cause the Company's performance to vary significantly from period to period. These factors include:

 . new product introductions and enhancements and related costs;

 . weakness in emerging-country markets, resulting in overcapacity;

 . ability to manufacture and produce sufficient volumes of systems and meet customer requirements;

 . manufacturing efficiencies and costs;

 . customer hold on placing orders due to the impact of actions of competitors;

 . variations in the mix of sales through direct efforts or through distributors or other third parties;

 . variations in the mix of systems and related software tools sold and services provided, as margins from service revenues are typically lower than margins from product sales;

 . operating and new product development expense levels incurred;

 . product sales discounts;

 . accounts receivable collection issues;

 . changes in its pricing or customers' or its suppliers' pricing;

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

 . customisation of systems;

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

From April 1996 through 1998, the Company acquired nine complementary companies and businesses. Integration and management of these companies into the Company's business is ongoing. Some of these acquisitions have not resulted in the benefits originally anticipated and two of these companies, Technosystem S.p.A. and Cemetel S.r.l. were divested in February 2000, Control Resources Corporation was divested in April 2000, and RT Masts was divested in February 2001. The Company has encountered or expects to encounter the following problems relating to such transactions:

 . difficulty of assimilating operations and personnel of combined companies;

 . potential disruption of ongoing business;

 . inability to retain key technical and managerial personnel;

 . inability of management to maximize financial and strategic position through integration of acquired businesses;

 . additional expenses and/or accelerated write-offs associated with amortization of acquired intangible assets;

 . impairment of relationships with employees and customers as a result of integration of new personnel;

 . risks of entering markets in which it has no or limited direct prior experience; and

 . operation of companies in different geographical locations with different operating cultures.

Although we have now integrated the remaining acquired businesses, we may continue to encounter problems related to the management of these companies. Overcoming existing and potential problems may entail increased costs, additional investment and diversion of management attention and other resources, or require divestment of one or more business units, which may adversely affect our business, financial condition and operating results. In addition, we have written off assets of several of our other acquired companies for which the acquisitions have not worked out as originally anticipated.

The Company may not be successful in overcoming any or all of these risks or any other problems encountered in connection with our past or any future acquisitions, and such transactions may materially adversely affect its business, financial condition and results of operations or require divestment of one or more business units or a charge due to impairment of assets including, in particular, goodwill.

Most of the Company's past acquisitions have been accounted for under the purchase method of accounting, and as a result, a significant amount of goodwill is being amortized relative to two of these acquisitions where the Company continues to operate. This amortization expense may have a significant effect on the Company's future financial results.

Contract Manufacturers and Limited Sources of Supply

The Company's internal manufacturing capacity is very limited. The Company uses contract manufacturers in large part to produce its systems, components and subassemblies and expects to rely increasingly on these manufacturers in the future. The Company also relies on outside vendors to manufacture certain other components and subassemblies. Its internal manufacturing capacity and that of its contract manufacturers may not be sufficient to fulfill its orders. The Company's failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on its business, financial condition and results of operations.

In addition, certain components, subassemblies and services necessary for the manufacture of its systems are obtained from a sole supplier or a limited group of suppliers.

The Company's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. The Company has experienced an inability to obtain an adequate supply of finished products and required components and subassemblies. As a result, the Company has reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. The Company does not have long-term supply agreements with most of its manufacturers or suppliers. The Company has experienced problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Some suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance would require the Company to seek alternative sources of supply, or to manufacture finished products or components and subassemblies internally. As manufacture of its products and certain of its components and subassemblies is an extremely complex process, finding and educating new vendors could delay the Company's ability to ship its systems.

Management of Growth

To maintain a competitive market position, the Company is required to continue to invest resources for growth. Currently, the Company is devoting significant resources to the development of new products and technologies and is continuously conducting evaluations of these products. The Company will continue to invest additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide any necessary marketing and administration to service and support bringing these products to commercial production stage. Accordingly, in addition to the effect its recent performance has had on gross profit margin and inventory levels, its gross profit margin and inventory management may be further adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. Start-up costs may include additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations.

Additional inventory on hand for new product development and customer service requirements also increases the risk of further inventory write-downs if such products do not gain reasonable market acceptance at normal gross profit margin. Although the Company, through monitoring its operating expense levels relative to business plan revenue levels, tries to maintain a given level of operating results, there are many market condition changes which have and may continue to challenge the Company's ability to maintain given levels of operating expenses to revenue ratios.

Expansion of its operations and acquisitions in prior periods have caused and continue to impose a significant strain on the Company's management, financial, manufacturing and other resources and have from time to time disrupted its normal business operations. The Company's ability to manage any possible future growth may depend upon significant expansion of its executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements or replacements to inventory and management systems designed to help control and monitor inventory levels and other operating decision criteria. In particular, the Company must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of its employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. The Company cannot be certain that attempts to manage or expand its marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. The Company must efficiently coordinate activities in its companies and facilities in Italy, the United Kingdom, California, Florida, Virginia, and elsewhere. The Company has experienced difficulties due to the integration of acquired businesses utilizing differing business and accounting systems, currencies, and a variety of unique customs, cultures, and language barriers.

Any failure to coordinate and improve systems, procedures and controls, including improvements relating to inventory control and coordination with its subsidiaries, at a pace consistent with the Company's business, could cause continued inefficiencies, additional operational expenses and inherent risks, greater risk of billing delays, inventory write-downs and financial reporting difficulties.

A significant ramp-up of production of products and services could require the Company to make substantial capital investments in equipment and inventory, in recruitment and training additional personnel and possibly in investment in additional manufacturing facilities. If undertaken, the Company anticipates these expenditures would be made in advance of increased sales. In such event, gross margins would be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and such cost categories may periodically increase as a percentage of revenues.

Decline in Selling Prices

The Company believes that average selling prices and possibly gross margins for its systems and services will tend to decline in both the near and the long term relative from the point at which a product is initially marketed and priced. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition. To offset declining average selling prices, the Company believes it must take a number of steps, including:

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

Accounts Receivable

The Company is subject to credit risk in the form of trade accounts receivable. The Company could be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. Such risk is mitigated through the requirement that newer customers place irrevocable Letters of Credit at the Company's disposal. The Company's current credit policy on customers both domestically and internationally requires letters of credit and/or significant advance payments for those customers deemed to be a high risk and open credit levels for customers which are deemed creditworthy and have a history of timely payments with the Company. The Company's current credit policy typically allows payment terms between 30 and 120 days depending upon the customer and the economic norms of the region. The Company could have difficulties in receiving payment in accordance with its policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. In 1999, the Company recorded charges of $11.3 million, for accounts receivable write-offs and reserves additions. While such charges amount to only $0.7 million in 2000, similar write-offs may occur in the future, which could have a further material adverse effect on its business, financial condition and results of operations.

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

Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditure levels. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner. Moreover, one potential application of the Company's technology is the use of its systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline telephone companies. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If the Company allocates resources to any market segment that does not grow, it may be unable to reallocate resources to other market segments in a timely manner, ultimately curtailing or eliminating its ability to enter such other segments.

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

Intensely Competitive Industry

The wireless communications market is intensely competitive. The Company's wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. The Company is experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and some offer broader telecommunications product lines, and include Alcatel Network Systems, Bosch Telekom, DMC Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, Lucent T.R.T., NEC, Nokia Telecommunications, Nortel/BNI, SIAE, Siemens, and Western Multiplex Corporation.

Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company does. The Company faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

The Company may also compete in the future with other market entrants offering competing technologies. Some of the Company's current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with the Company's products. Nokia and Ericsson have recently developed new competitive radio systems, and new technology featuring laser-based millimeter-wave delivery is now on the marketplace.

The principal elements of competition in its market and the basis upon which customers may select the Company's systems include price, performance, software functionality, ability to meet delivery requirements, and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. The Company expects competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of its systems. New offerings could also make the Company's systems, services or technologies obsolete or non-competitive. In addition, the Company is experiencing significant price competition and expects such competition to intensify.

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

Uncertainty in International Operations

In doing business in international markets, the Company faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States. The majority of the Company's sales to date have been made to customers located outside of the United States. In addition, to date, the Company has acquired three companies based in Italy, Technosystem S.p.A., Cemetel S.r.l., and P-Com Italia S.p.A., and two United Kingdom-based companies, RT Masts and Telesys Limited, as well as the acquisition of the assets of the Cylink Wireless Group, a division with substantial international operations. Many of these acquired companies sell their products and services primarily to customers in Europe, the Middle East and Africa. In February 2000, the Company sold Technosystem S.p.A. and Cemetel S.r.l. at a significant loss. In February 2001, the Company sold RT Masts at an estimated gain.

Historically, the Company's international sales have been denominated in British pounds sterling or United States dollars. Certain of the Company's international sales are denominated in other foreign currencies, including Italian lira (P-Com Italia). A decrease in the value of foreign currencies relative to the United States dollar could result in decreased margins from those transactions if such decreases are not hedged. For international sales that are United States dollar-denominated, such a decrease could make its systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon its financial condition.

Additional risks are inherent in the Company's international business activities. Such risks include:

 . changes in regulatory requirements;

 . costs and risks of localizing systems (homologation) in foreign countries;

 . delays in receiving and processing components and materials;

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

 . difficulty in accounts receivable collections, if applicable; and

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

Extensive Government Regulation

Radio communications are extensively regulated by the United States and foreign governments as well as by international treaties. The Company's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks.

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

Class Action Litigation

In September and October 1998, several class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of its officers and directors. The complaints seek un-quantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On June 30, 2000 the Superior Court of California, County of Santa Clara, issued a notice of ruling certifying this matter as a class action.

Although the litigation is being conducted actively, it is still at an early stage and the Company is unable to speculate as to ultimate outcomes. An unfavorable outcome could have a material adverse effect on our business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in our favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management.

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

Dependence on Key Personnel

The Company's future operating results depend in significant part upon the continued contributions of key technical and senior management personnel, many of who would be difficult to replace. Future operating results also depend upon the ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and the Company may not be successful in attracting or retaining such personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for the Company to hire such personnel.

The Company has experienced and may continue to experience employee turnover due to several factors, including an expanding economy within the geographic area in which the Company maintains its principal business offices. Such turnover could adversely impact its business. The Company is presently addressing these issues and has instituted solutions designed to provide performance incentives and thereby retain employees. The loss of any key employee, the failure of any key employee to perform in his or her position, the Company's inability to attract and retain skilled employees as needed or the inability of its officers and key employees to expand, train and manage the Company's employee base could all materially adversely affect the Company's business.

Volatility of Stock Price

In recent years, the stock market in general, and the market for shares of small capitalization, technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of individual affected companies. The Company believes that factors such as announcements of developments related to its business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the emerging countries' economies, sales by competitors, including sales to its customers, sales of its common stock into the public market, including by members of management, developments in its relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in its market or markets served by its customers or the economy, could cause the price of its common stock to fluctuate, sometimes reaching extreme and unexpected lows. The market price of its Common Stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to its performance.

Substantial Amount of Debt

As of December 31, 2000, the Company's total indebtedness including current liabilities was approximately $121.0 million and its stockholders' equity was approximately $95.2 million. The Company's ability to make scheduled payments of the principal and interest on indebtedness will depend on future performance, which is subject in part to economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company will be able to make payments on its debt in the future. As of January 31, 2001, the Company paid off $11 million in maturing debt under an asset-based lending agreement, as the lender was withdrawing from the market. The Company's $29 million outstanding principal amount of Notes matures on November 1, 2002.

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

Change of Control Inhibition

The Company's stockholder rights ("poison pill") plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of other holders of common stock.

The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any other preferred stock that may be issued in the future, including the Series A junior participating preferred stock that may be issued pursuant to the stockholder rights ("poison pill") plan, upon the occurrence of certain triggering events. In general, the stockholder rights plan provides a mechanism by which the share position of anyone that acquires 15% or more (20% or more in the case of the State of Wisconsin Investment Board and Firsthand Capital Management) of the Common Stock will be substantially diluted. Future issuance of stock or any additional preferred stock could have the effect of making it more difficult for a third party to acquire a majority of its outstanding voting stock.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company has international sales and facilities and is, therefore, subject to foreign currency rate exposure. Historically, its international sales have been denominated in British pounds sterling or United States dollars. The functional currency of the Company's wholly owned and majority-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at December 31, 2000, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

The Company's Notes bear interest at a fixed rate, therefore, the Company's financial condition and results of operations would not be affected by interest rate changes in this regard. The working capital credit facility being negotiated at March 15, 2001 includes borrowing options based on either U.S. prime, or 30-90 LIBOR settings. Such rates in either case are subject to movements in underlying central bank offering rates.

Item 8. Financial Statements

                                  P-Com, Inc.

  Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                           ----
Financial Statements:
  Report of Independent Accountants.......................................  39
  Consolidated Balance Sheets at December 31, 2000 and 1999...............  40
  Consolidated Statements of Operations for the years ended December 31,
   2000, 1999, and 1998...................................................  41
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999, and 1998......................................  42
  Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999, and 1998...................................................  44
  Notes to Consolidated Financial Statements..............................  45
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts..........................  66

All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of P-Com, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of P-Com, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting associated with revenue recognition effective January 1, 2000.

PricewaterhouseCoopers LLP
San Jose, California
March 9, 2001, except for Note 15, which is as of March 29, 2001

                                  P-Com, Inc.
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Assets
Current assets:
 Cash and cash equivalents................................. $ 27,541  $ 11,629
 Accounts receivable, net of allowances of $3,810 and
  $14,899, respectively....................................   63,458    44,041
 Inventory.................................................   62,838    46,849
 Prepaid expenses and notes receivable.....................   13,668    15,987
 Net assets of discontinued operations.....................       --     3,151
                                                            --------  --------
   Total current assets....................................  167,505   121,657

Property and equipment, net................................   23,166    36,626
Deferred income taxes......................................       --     9,858
Goodwill and other assets..................................   25,548    50,605
                                                            --------  --------
   Total assets............................................ $216,219  $218,746
                                                            ========  ========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable.......................................... $ 36,093  $ 34,275
 Accrued employee benefits.................................    2,440     2,894
 Other accrued liabilities.................................   41,238    28,947
 Notes payable.............................................   10,911    23,557
                                                            --------  --------
   Total current liabilities...............................   90,682    89,673
Other long-term liabilities................................      991     3,542
Convertible subordinated notes.............................   29,299    36,316
                                                            --------  --------
   Total liabilities.......................................  120,972   129,531
                                                            --------  --------
Commitments and contingencies (notes 12 and 13)
Stockholders' equity:
 Series A Preferred Stock..................................       --        --
 Common Stock, $0.0001 par value; 145,000 shares and 95,000
  shares authorized at December 31, 2000 and 1999,
  respectively; 80,631 and 67,400 shares issued and
  outstanding at December 31, 2000 and 1999, respectively..        8         7
 Additional paid-in capital................................  316,515   238,721
 Accumulated deficit....................................... (218,922) (148,973)
 Accumulated other comprehensive loss......................   (2,354)     (540)
                                                            --------  --------
   Total stockholders' equity..............................   95,247    89,215
                                                            --------  --------
   Total liabilities and stockholders' equity.............. $216,219  $218,746
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-Com, Inc.
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                    2000      1999       1998
                                                  --------  ---------  --------
Sales:
 Product........................................  $183,606  $ 116,409  $118,948
 Service........................................    50,795     40,470    43,597
                                                  --------  ---------  --------
  Total sales...................................   234,401    156,879   162,545
                                                  --------  ---------  --------
Cost of sales:
 Product........................................   160,965    107,378    93,829
 Service........................................    38,170     28,274    30,777
                                                  --------  ---------  --------
  Total cost of sales...........................   199,135    135,652   124,606
                                                  --------  ---------  --------
Gross profit....................................    35,266     21,227    37,939
                                                  --------  ---------  --------
Operating expenses:
 Research and development.......................    20,241     32,431    38,882
 Selling and marketing..........................    11,972     17,135    19,224
 General and administrative.....................    26,893     25,179    24,260
 Goodwill amortization..........................    19,598      6,547     5,023
 Restructuring charges..........................        --      3,300     4,332
 Acquired in-process research and development...        --         --    15,442
                                                  --------  ---------  --------
  Total operating expenses......................    78,704     84,592   107,163
                                                  --------  ---------  --------
Loss from continuing operations.................   (43,438)   (63,365)  (69,224)

Interest expense................................    (4,750)    (8,175)   (8,652)
Other income (expense), net.....................    (6,977)    (2,537)    1,446
                                                  --------  ---------  --------
Loss from continuing operations before income
 taxes, extraordinary items and cumulative
 effect of change in method of accounting.......   (55,165)   (74,077)  (76,430)
Provision (benefit) for income taxes............    11,140      1,407   (11,501)
                                                  --------  ---------  --------
Loss from continuing operations before
 extraordinary items and cumulative effect of
 accounting change..............................   (66,305)   (75,484)  (64,929)
Discounted operations:
 Loss from operations...........................    (4,000)   (13,903)   (2,869)
 Loss on disposal...............................        --    (26,901)       --
                                                  --------  ---------  --------
                                                    (4,000)   (40,804)   (2,869)
Extraordinary gain on retirement of Notes.......     1,890     13,239     5,333
Cumulative effect of change in method of
 accounting.....................................    (1,534)        --        --
                                                  --------  ---------  --------
Net loss........................................  $(69,949) $(103,049) $(62,465)
                                                  ========  =========  ========

Net loss applicable to Common Stockholders:
 Net loss.......................................   (69,949)  (103,049)  (62,465)
 Charge related to Preferred Stock discount.....        --         --    (1,839)
 Loss on conversion of Preferred Stock to Common
  Stock.........................................        --    (18,521)       --
                                                  --------  ---------  --------
 Net loss applicable to Common Stockholders.....  $(69,949) $(121,570) $(64,304)
                                                  ========  =========  ========
Basic and diluted loss per share:
 Loss from continuing operations................  $  (0.85) $   (1.32) $  (1.50)
 Loss from discontinued operations..............     (0.05)     (0.72)    (0.07)
 Extraordinary gain on retirement of Notes......      0.02       0.23      0.12
 Cumulative effect of change in method of
  accounting....................................     (0.02)        --        --
 Charges related to Preferred Stock discount and
  loss on conversion of Preferred Stock to
  Common Stock..................................        --      (0.32)    (0.04)
                                                  --------  ---------  --------
Basic and diluted net loss per share applicable
 to Common Stockholders.........................  $  (0.90) $   (2.13) $  (1.49)
                                                  ========  =========  ========
Shares used in per share computations:
 Basic and diluted..............................    78,000     56,995    43,254
                                                  ========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-Com, Inc.
                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)

                                                                Accumulated
                                                                   Other
                                                     Retained     Compre-   Compre-
                          Common Stock  Additional   Earnings     hensive   hensive
                          -------------  Paid-In   (Accumulated   Income     Income
                          Shares Amount  Capital     Deficit)     (Loss)     (Loss)    Total
                          ------ ------ ---------- ------------ ----------- --------  --------
Balance at December 31,
 1997...................  42,664  $ 4    $131,735    $ 18,380     $(1,822)            $148,297
Issuance of Common Stock
 upon exercise of stock
 options and warrants...     499   --       2,651          --          --                2,651
Issuance of Common Stock
 under employee stock
 purchase plan..........     240   --       1,842          --          --                1,842
Issuance of Common Stock
 upon retirement of
 Convertible
 Subordinated Notes due
 2002...................   2,467    1       9,018          --          --                9,019
Charge related to
 Preferred Stock
 discount...............      --   --          --      (1,839)         --               (1,839)
Cumulative translation
 adjustment.............      --   --          --          --       1,904   $  1,904     1,904
Net loss................      --   --          --     (62,465)         --    (62,465)  (62,465)
                                                                            --------
Comprehensive income....                                                     (60,561)
                          ------  ---    --------    --------     -------   ========  --------
Balance at December 31,
 1998...................  45,870    5     145,246     (45,924)         82               99,409
Issuance of Common
 Stock, net of issuance
 costs..................  10,068    1      38,274          --          --               38,275
Issuance of Common Stock
 in exchange for
 convertible notes......   5,171   --      36,095          --          --               36,095
Charge to Common
 stockholders resulting
 from the conversion of
 redeemable Preferred
 Stock to redeemable
 Common Stock...........      --   --     (10,190)         --          --              (10,190)
Charge to Common
 stockholders resulting
 from repricing of
 warrants...............      --   --      (2,000)         --          --               (2,000)
Charge to Common
 stockholders resulting
 from penalties due to
 certain Common
 stockholders...........      --   --      (6,331)         --          --               (6,331)
Issuance of Common Stock
 and Common Stock
 warrants in
 satisfaction of
 penalties due to
 certain Common
 stockholders...........     220   --       4,886          --          --                4,886
Reclassification of
 Mandatorily redeemable
 Common Stock and Common
 Stock warrants
 resulting from the
 cancellation of
 Redemption rights......   5,135    1      29,007          --          --               29,008
Issuance of Common Stock
 upon exercise of stock
 options................     725   --       3,016          --          --                3,016
Issuance of Common Stock
 under employee stock
 purchase plan..........     211   --         718          --          --                  718
Cumulative translation
 adjustment.............      --   --          --          --        (622)      (622)     (622)
Net loss................      --   --          --    (103,049)         --   (103,049) (103,049)
                                                                            --------
Comprehensive income....                                                    (103,671)
                          ------  ---    --------    --------     -------   ========  --------
Balance at December 31,
 1999...................  67,400    7     238,721    (148,973)       (540)              89,215

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-Com, Inc.
           Consolidated Statement of Stockholders' Equity (Continued)
                                 (in thousands)

                                                                Accumulated
                                                                   Other
                                                     Retained     Compre-   Compre-
                          Common Stock  Additional   Earnings     hensive   hensive
                          -------------  Paid-In   (Accumulated   Income     Income
                          Shares Amount  Capital     Deficit)     (Loss)     (Loss)    Total
                          ------ ------ ---------- ------------ ----------- --------  --------
Balance at December 31,
 1999...................  67,400    7     238,721    (148,973)       (540)              89,215
Issuance of Common Stock
 for cash, net of
 issuance costs of
 $125...................  10,531    1      61,206          --          --               61,207
Issuance of warrants for
 Common Stock on
 conjunction with line
 of credit borrowings...      --   --       1,902          --          --                1,902
Conversion of notes
 payable to Common
 Stock..................     677   --       4,382          --          --                4,382
Issuance of Common Stock
 upon exercise of
 warrant................     158   --         600                                          600
Stock-based compensation
 expense from
 acceleration of option
 vesting................      --   --         372          --          --                  372
Issuance of Common Stock
 upon exercise of stock
 options................   1,473   --       8,098          --          --                8,098
Issuance of Common Stock
 under employee stock
 purchase plan..........     392   --       1,234          --          --                1,234
Cumulative translation
 adjustment.............      --   --          --          --      (1,814)    (1,814)   (1,814)
Net loss................      --   --          --     (69,949)         --    (69,949)  (69,949)
                                                                            --------
Comprehensive income....                                                    $(71,763)
                          ------  ---    --------   ---------     -------   ========  --------
Balance at December 31,
 2000...................  80,631  $ 8    $316,515   $(218,922)    $(2,354)            $ 95,247
                          ======  ===    ========   =========     =======             ========



  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-Com, Inc.
                      Consolidated Statement of Cash Flows
                                 (in thousands)

                                                    2000      1999       1998
                                                  --------  ---------  --------
Cash flows from operating activities:
 Net loss.......................................  $(69,949) $(103,049) $(62,465)
 Adjustments to reconcile net loss to net cash
  used in operating activities, net of effect of
  acquisition:
 Depreciation...................................    10,948     11,783    11,544
 Amortization of goodwill and other intangible
  assets........................................     4,598      7,798     6,827
 Write-off of goodwill..........................    15,000         --        --
 Loss on disposal of property and equipment.....     6,206      2,157        --
 Compensation expense related to stock
  options.......................................       372         --        --
 Change in minority interest....................        --         --      (604)
 Deferred income taxes..........................     9,858       (180)   (7,981)
 Acquired in-process research and development
  expenses......................................        --         --    15,442
 Inventory and other restructuring charges......    21,679     15,100        --
 Non cash effect of retirement of notes.........    (1,890)   (13,239)   (5,333)
 Loss on sale of subsidiary.....................       855         --        --
 Loss on disposal of discontinued operations....     4,000     26,901        --
 Cumulative effect of change in method of
  accounting....................................     1,534         --        --
 Amortization of stock warrants.................     1,745         --        --
 Accounts receivable charge.....................        --     21,400        --
 Writedown of long term investment..............     1,320         --        --
 Changes in assets and liabilities:
  Accounts receivable...........................   (23,034)   (18,501)   23,905
  Inventory.....................................   (36,940)       563   (15,016)
  Prepaid expenses and notes receivable.........       473      3,800    (9,109)
  Other assets..................................     1,559        295     2,684
  Accounts payable..............................     6,409          1    (1,390)
  Accrued employee benefits.....................       587        362      (585)
  Other accrued liabilities.....................     7,695     17,584     2,709
  Deferred contract obligation..................        --         --     8,000
  Income taxes payable..........................        --     (2,189)   (6,409)
                                                  --------  ---------  --------
   Net cash used in operating activities........   (36,975)   (29,414)  (37,781)
                                                  --------  ---------  --------

Cash flows from investing activities:
 Acquisition of property and equipment..........    (8,037)    (6,054)  (29,187)
 Cash paid on disposal of discontinued
  operations....................................    (2,000)        --        --
 Proceeds from sale of property and equipment...       700      1,373        --
 Proceeds from sale of subsidiary...............     6,860         --        --
 Acquisitions, net of cash received.............        --         --   (61,398)
                                                  --------  ---------  --------
   Net cash used in investing activities........    (2,477)    (4,681)  (90,585)
                                                  --------  ---------  --------

Cash flows from financing activities:
 Proceeds from (payment of) note payable........   (12,487)   (21,525)   46,067
 Proceeds from issuance of Common Stock, net of
  expenses......................................    61,206     38,274        --
 Proceeds from exercise of stock options and
  warrants......................................     9,932      3,734     4,493
 Borrowings (Repayments) of long-term
  obligations and capital leases................    (1,223)    (3,378)    1,882
 Proceeds from issuance of Preferred Stock and
  warrants, net.................................        --         --    13,559
 Proceeds from sale-leaseback transaction.......        --         --     1,557
 Issuance of note receivable to officers........      (250)        --        --
                                                  --------  ---------  --------
   Net cash provided by financing activities....    57,178     17,105    67,558
                                                  --------  ---------  --------
Effect of exchange rate changes on cash.........    (1,814)      (622)    1,904
                                                  --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    15,912    (17,612)  (58,904)
                                                  --------  ---------  --------
Cash and cash equivalents at beginning of year..    11,629     29,241    88,145
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $ 27,541  $  11,629  $ 29,241
                                                  ========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  P-Com, Inc.

                   Notes to Consolidated Financial Statements

1.The Company and Summary of Significant Accounting Policies

The Company

P-Com, Inc. (the "Company") was incorporated in Delaware on August 23, 1991 to engage in the design, manufacture and marketing of millimeter network access wave radio systems for use in the worldwide wireless telecommunications market. The Company also provides network services including system and program planning and management, path design, and installation for the wireless communication market through its service sales segment.

Through December 31, 2000, the Company has incurred substantial losses and negative cash flows from operations and, as of December 31, 2000, the Company had an accumulated deficit of $218.9 million. For the year ended December 31, 2000, the Company recorded losses from operations of $69.9 million and cash outflows from operating activities of $37.0 million.

During 2000, the Company successfully consummated two separate sales of Common Stock in private placement offerings. The Company sold a total of 7,531,000 shares of Common Stock at a 15% discount to the trailing 60-day average closing market price for net proceeds of $43.0 million in January 2000. In August 2000, the Company sold 3,000,000 shares of Common Stock in a private placement at a 7.2% discount to the trailing 60-day average closing market price for net proceeds of $18.2 million.

The Company operates in a highly competitive market characterized by rapidly changing technology, together with competitors and distributors that have significantly greater financial resources than the Company. The Company intends to incur significant expenses to develop and promote new products as well as to support existing product sales. Failure to generate sufficient revenues from new and existing products, raise additional capital or reduce discretionary expenditures would have a material adverse effect on the Company's ability to continue as a going concern and achieve its intended business objectives.

Summary of Significant Accounting Policies

Management's use of estimates and assumptions

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the results of operations reported in future periods.

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

                                  P-Com, Inc.

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair value of the Company's Convertible Subordinated Notes included in long-term debt was approximately 70% of par or $20.4 million at December 31, 2000, compared to 74% of par or $21.7 million at December 31, 1999. The estimated fair value of cash, accounts receivable and payable, and accrued liabilities at December 31, 2000 and 1999 approximated cost due to the short maturity of these assets and liabilities.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

Revenue recognition

Revenue from product sales is generally recognized upon transfer of title and risk of loss, which is generally upon shipment of the product provided persuasive evidence of an arrangement exists, the price is fixed or determinable, no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. Revenue from service sales is recognized ratably over the contractual period or as the service is performed.

Inventory

Inventory is stated at the lower of cost or market, based on standard costs that are updated at least annually. Products and their associated costs are released from inventory based on first-in, first-out basis.

Property and equipment

Property and equipment are stated at cost and include tooling and test equipment, computer equipment, furniture, land and buildings, and construction-in-progress. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit ranging from 5 to 20 years.

                                  P-Com, Inc.

Impairment of long-lived assets

In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

Comprehensive income (loss)

The Company has adopted SFAS 130, "Reporting Comprehensive Income." Under SFAS 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company's foreign currency translation, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income. Comprehensive income (loss) in 2000, 1999 and 1998 has been reflected in the Consolidated Statement of Stockholders' Equity.

Accounting for stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each non-employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, trade accounts receivable, and derivative financial instruments used in hedging activities. The Company places its cash equivalents in a variety of financial instruments such as market rate accounts and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

To date, the Company has sold most of its products in international markets. Sales to several customers have been denominated in British pounds and, at December 31, 2000 and 1999, amounts due from these customers represented 22% and 28%, respectively, of accounts receivable. Any gains and/or losses incurred on the settlement of these receivables are included in the financial statements as they occur.

The Company extends credit terms to international customers of up to 120 days, which is consistent with local business practices. The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then generally made either on 30 to 120 day payment terms, COD or letters of credit.

                                  P-Com, Inc.

At December 31, 2000 and 1999, approximately 66% and 43%, respectively, of trade accounts receivable represents amounts due from three and four customers, respectively.

The following table summarizes the percentage of total company sales to Company's significant customers with sales of 10% or more:

                                                                    Year Ended
                                                                   December 31,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
       Company A.................................................  --    20%   25%
       Company B.................................................  28%   11%   --
       Company C.................................................  --    13%   --
       Company D.................................................  12%   --    --

Reclassifications

Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

2.Change in Method of Accounting

Effective January 1, 2000, the Company has revised its method of accounting associated with revenue recognition for sales of equipment as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company previously recognized revenue upon shipment of product, provided no significant obligations remained and collection was probable. This method was changed to recognition upon transfer of title and risk of loss, which is generally upon shipment of the product provided no significant obligations remained and collection is probable. In accordance with SAB No. 101, the Company has recorded a non-cash charge of approximately $1.5 million ($1.5 million, after tax) on January 1, 2000 to account for the cumulative effect of this change in method of accounting.

The cumulative effect of this change in method of accounting primarily resulted from one contract where revenue had historically been recognized upon shipment, however, under the terms of the underlying contract, title did not transfer until subsequent receipt of payment. Under the Company's revised revenue recognition method, revenue relating to such sales is deferred until title transfers. Primarily as a result of this, approximately $12.0 million in revenue and $10.5 million in related costs originally recognized in 1999 were deferred and re-recognized in the first quarter of 2000.

The following table provides selected financial data for 1999 as reported and on a Pro Forma basis assuming SAB No. 101 had been in effect for that year (in thousands, except per share data):

                                                                 1999
                                                         ---------------------
                                                         As Reported Pro Forma
                                                         ----------- ---------
   Loss from Continuing Operations Before Extraordinary
    Items and Cumulative Effect of Change in Method of
    Accounting..........................................  $ (75,484) $ (75,638)
   Net Loss.............................................   (103,049)  (103,203)
   Net Loss Applicable to Common Stockholders...........   (121,570)  (121,724)
   Basic and Diluted Net Loss Applicable to Common
    Stockholders........................................  $   (2.13) $   (2.14)

Pro Forma information for 1998 has not been presented as the underlying records necessary to prepare such information are no longer readily available.

                                  P-Com, Inc.

3.Balance Sheet Components

Inventory consists of the following (in thousands of dollars):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Raw materials............................................ $ 36,366  $ 22,484
   Work-in-process..........................................   20,757    16,019
   Finished goods...........................................   25,155    21,837
   Inventory at customer sites..............................    6,550     2,689
                                                             --------  --------
                                                               88,828    63,029
   Less: Inventory reserves.................................  (25,990)  (16,180)
                                                             --------  --------
                                                             $ 62,838  $ 46,849
                                                             ========  ========

Property and equipment consists of the following (in thousands of dollars):

                                                         December 31,
                                                -------------------------------
                                                Useful Life    2000      1999
                                                ------------ --------  --------
   Tooling and test equipment.................. 5 to 7 years $ 41,839  $ 48,936
   Computer equipment.......................... 3 to 5 years   11,809    10,716
   Furniture and fixtures...................... 3 to 5 years    3,822     5,860
   Land and buildings.......................... 5 to 7 years    2,923     2,837
   Construction-in-process.....................                    --     1,538
                                                             --------  --------
                                                               60,393    69,887
   Less: Accumulated deprecation and amortization...........  (37,227)  (33,261)
                                                             --------  --------
                                                             $ 23,166  $ 36,626
                                                             ========  ========

The above amounts include items under capital leases and related accumulated amortization of $3,634 and $974 at December 31, 2000 and $1,557 and $441 at December 31, 1999, respectively.

Goodwill and other assets consist of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Goodwill:
    CSM..................................................... $ 22,295  $ 22,295
    Cylink..................................................   34,261    34,261
    Cemetel S.r.l...........................................       --     4,360
                                                             --------  --------
                                                               56,556    60,916
   Less: Accumulated amortization...........................  (31,616)  (12,474)
                                                             --------  --------
     Net goodwill...........................................   24,940    48,442
   Other assets.............................................      608     2,163
                                                             --------  --------
                                                             $ 25,548  $ 50,605
                                                             ========  ========

In 2000, management reviewed the carrying value of the goodwill related to Cylink. Based upon its assessment of future cash flows estimated to be provided by Cylink, a $15 million impairment charge was recorded.

                                  P-Com, Inc.

Other accrued liabilities consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Deferred revenue............................................ $11,920 $ 4,735
   Deferred contract obligation (a)............................   8,000   8,000
   Purchase commitment.........................................   6,687   4,047
   Accrued warranty............................................   6,323   3,060
   Other.......................................................   5,106   4,153
   Income taxes payable........................................   1,566   2,098
   Lease obligations...........................................   1,428   1,364
   Interest payable............................................     208   1,490
                                                                ------- -------
                                                                $41,238 $28,947
                                                                ======= =======

(a) Under a joint license and development contract, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement provided for subsequent payments of $8 million specifically earmarked for marketing the Company's products manufactured under this joint license and development contract. As of December 31, 2000 and 1999, payment obligations of $8 million under this contract remained outstanding.

Other long-term liabilities consist of the following (in thousands):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    2000  1999
                                                                    ---- ------
   Capital lease obligations....................................... $703 $1,777
   Other...........................................................  288  1,765
                                                                    ---- ------
                                                                    $991 $3,542
                                                                    ==== ======

4.Borrowing Arrangements

The Company entered into a revolving line-of-credit agreement on May 15, 1998, as amended, that provided for borrowings of up to $50.0 million. The maximum revolving commitment, as amended, had been reduced to $30.0 million until maturity on January 15, 2000. At December 31, 1999, the Company had been advanced approximately $23.6 million and had used the remaining $3.4 million to secure letters of credit under such line. In January 2000, the balance was paid in full and the line-of-credit agreement was terminated. Borrowings under the line were secured by the assets of the Company and bore interest at either a base interest rate or a variable interest rate.

In January 2000 the Company entered into a line-of-credit agreement for $12 million. The line matured and was repaid in full on January 31, 2001 (see Note
15). Borrowings under the line bore interest at the greater of prime rate plus 2% (8% per annum at December 31, 2000) and were secured by cash deposits, receivables, inventory, equipment, investment property and intangibles of the Company in the United States. In connection with the loan agreement, the Company issued the lender warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants are fully exercisable, are subject to anti-dilution clauses and expire on January 31, 2005. The Company recorded a discount to amounts recorded under the loan agreement of approximately $2 million, which represented the estimated fair value of the warrants. Such discount was amortized to interest expense over the term of the loan resulting in $1,745,000 of interest expense in 2000.

On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of the Company's Common Stock at an initial conversion price of $27.46 per share and at $24.73 per share subsequent to October 2000. The Notes are redeemable by the Company, beginning on November 5, 2000,

                                  P-Com, Inc.

upon 30 days notice, subject to a declining redemption price. Interest on the Notes is paid semi-annually on May 1 and November 1 of each year. In 2000, 1999 and 1998, the Company issued Common Stock in exchange for a portion of these Notes and recorded extraordinary gains as noted below.

A summary of Convertible Subordinated Note activity is as follows:

                                                          Shares     Gain on
                                               Amount     Issued    Conversion
                                             ---------- ----------- ----------
                                             (millions) (thousands) (millions)
Issuance of $100 million in Convertible
 Subordinated Notes in November 1997........    $100          --       $ --
                                                ----       -----       ----
Balance at December 31, 1997................     100          --         --
Conversion of Notes in December 1998........     (14)      2,467          5
                                                ----       -----       ----
Balance at December 31, 1998................      86       2,467          5
Conversion of Notes in January and February
 1999.......................................     (26)      2,812          7
Conversion of Notes in December 1999........     (24)      2,359          6
                                                ----       -----       ----
Balance at December 31, 1999................      36       7,638         18
Conversion of Notes in January 2000.........      (7)        677          2
                                                ----       -----       ----
Balance at December 31, 2000................    $ 29       8,315       $ 20
                                                ====       =====       ====

5.Capital Stock

The authorized capital stock of the Company consists of 145 million shares of Common Stock, $0.0001 par value (the "Common Stock"), and 2 million shares of preferred stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below).

Preferred Stock

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

Mandatorily Redeemable Convertible Preferred Stock and warrants

In December 1998, the Company completed a private placement of 15,000 shares of the Series B Convertible Participating Preferred Stock (the "Series B") for $1,000 per share and issued mandatorily redeemable warrants to purchase up to 1,242,000 shares of Common Stock at $3.47 per share. A portion of the proceeds was allocated to the warrants based on their fair value and accounted for as a discount to the Series B. The remainder of the proceeds was allocated to the Series B. Because the Series B was immediately convertible into shares of Common Stock, the discount was amortized as a reduction of income available to holders of Common Stock in the amount of $1.8 million upon the issuance of the Series B. The Company did not record a beneficial conversion feature related to Series B because the conversion price, using the conversion terms that are most beneficial to the holder, was greater than the market price of the Common Stock on the date of issuance.

Pursuant to the registration rights agreement the Company entered into in connection with the issuance of the Series B, as amended by the exchange agreements, the Company was required to register the Series B for resale on or before July 19, 1999. See additional discussion below regarding premiums and penalties related to this requirement.

                                  P-Com, Inc.

The mandatorily redeemable warrants issued in connection with Series B were valued at $1,839,000 using the Black-Scholes option-pricing model with the following assumptions used: expected volatility of 65%; a weighted-average risk-free interest rate of 4.5% and a weighted-average expected life of 5 years. The initial exercise price for the Common Stock underlying the warrants was $3.47.

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

Common Stock

In January 2000, the Company sold approximately 7,531,000 shares of common stock at a per share price of $5.71, for an aggregate purchase price of $43.0 million. The unregistered shares were priced at a 15% discount to the average closing sale prices of the Company's common stock for the 60 consecutive trading days prior to the signing of the agreement. The shares were subsequently registered for resale in October 2000. As a result of the late registration of these shares, the Company was required to issue the holders warrants to purchase 1,358,000 shares of Common Stock at an exercise price of $3.80 per share.

In August 2000, the Company sold 3,000,000 shares of common stock at a per share price of $6.11, for an aggregate purchase price of $18.2 million. The unregistered shares were priced at a 7.2% discount to the average closing sale price of the Company's Common Stock for the 60 consecutive trading days prior to the signing of the agreement. The shares have subsequently been registered for resale.

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

                                  P-Com, Inc.

holders of the Series B for new warrants to purchase 1,243,000 shares of Common Stock with an exercise price of $3.00 per share rather than $3.47 per share.

In November 1999, the Company entered into agreements with the holders of the mandatorily redeemable Common Stock to eliminate their redemption rights and their past and future late registration premiums and penalties in exchange for 212,000 shares of Common Stock issued on November 16, 1999 at $4.72 per share, warrants to purchase 443,000 shares of Common Stock issued on January 20, 2000 at an exercise price of $8.50 per share, and a $400,000 promissory note convertible (with interest) into Common Stock at a conversion price of $4.72 per share. As a result of this transaction, the Company recorded a $6.3 million charge to loss attributable to Common Stockholders representing the difference between the value of the redemption rights and the market value of the common stock issued, the fair value of the warrants issued, and the convertible promissory note net of accrued interest eliminated as part of the transaction. This note was converted into approximately 95,000 shares of common stock in the fourth quarter of 2000.

At December 31, 2000, the Company had 10,881 shares of Common Stock reserved for issuance of warrants and options.

Common Stock warrants

A summary of issued and outstanding warrants to purchase Common Stock is as follows:

                                                                        Exercise
                                                                Number   Price
                                                                ------  --------
                                                                (in thousands)
     June 1999 -- issuance..................................... 1,242    $3.00
     August 1999 -- issuance...................................   180    $5.00
     November 1999 -- issuance.................................   443    $8.50
     January 2000 -- issuance..................................   200    $5.71
     October 2000 -- issuance.................................. 1,358    $3.80
     October 2000 -- exercise..................................  (158)   $3.80
                                                                -----
       Balance at December 31, 2000............................ 3,265
                                                                =====

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

In general, the Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, the Board, in its sole discretion, may redeem the Rights for $0.0001 per Right. In the case of the State of Wisconsin Investment Board and Firsthand Capital Management, the threshold figure is 20% rather than 15%.

                                  P-Com, Inc.

6.Employee Benefit Plans

Stock Option Plans. On January 11, 1995, the Company's Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan"). As of January 11, 1995, no further option grants or stock issuances were made under the 1992 Plan, and all option grants and stock issuances made during the remainder of 1995 were made under the 1995 Plan. All outstanding options under the 1992 Plan were incorporated into the 1995 Plan. The 1995 Plan authorizes the issuance of up to 14,934,459 shares of Common Stock as of December 31, 2000.

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

Options under the Discretionary Option Grant Program may be granted at not less than 100% of the fair market value per share of common stock on the grant date with exercise periods not to exceed ten years. The plan administrator is authorized to issue tandem stock appreciation rights and limited stock appreciation rights in connection with the option grants.

The Stock Issuance Program provides for the sale of common stock at a price not less than 100% of fair market value. Shares may also be issued solely for services. The administrator has discretion as to vesting provisions, including accelerations, and may institute a loan program to assist participants with financing stock purchases. The program also provides certain alternatives to satisfy tax liabilities incurred by participants in connection with the program.

Under the Automatic Option Grant Program, as amended, participants will automatically receive an option to purchase 40,000 shares of common stock upon initially joining the Board of Directors and will receive an additional automatic grant each year at each annual stockholders' meeting for 4,000 shares. Each option will have an exercise price per share equal to 100% of the fair market value of the common stock on the grant date. The shares subject to the initial share option vest, and for options granted before November 2000 the shares subject to the annual 4,000 share option will vest, in eight successive equal quarterly installments upon the optionee's completion of each successive 3-month period of Board service over the 24-month period measured from the grant date. Effective November 2000, the annual 4,000 share options will vest fully on the grant date.

                                  P-Com, Inc.

The following table summarizes stock option activity under the Company's 1992 and 1995 Plans (in thousands, except per share amounts):

                                        2000          1999          1998
                                    ------------- ------------- --------------
                                    Shares  Price Shares  Price Shares  Price
                                    ------  ----- ------  ----- ------  ------
Outstanding at beginning of year...  6,635  $6.36  7,862  $6.77  6,006  $12.65
 Granted...........................  4,439   6.71  1,453   4.52  6,481    6.20
 Exercised......................... (1,473)  5.50   (725)  4.16   (499)   5.32
 Canceled.......................... (1,985)  6.80 (1,955)  6.73 (4,126)  14.59
                                    ------        ------        ------
Outstanding at end of year.........  7,616   6.62  6,635   6.36  7,862    6.77
                                    ======        ======        ======
Options exercisable at year-end....  2,611   7.49  3,909   7.03  2,483    8.57
                                    ======        ======        ======
Weighted-average fair value of
 options granted during the year...         $5.32         $4.52         $ 2.24

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 (in thousands, except per share amounts):

                                                                  Options Exercisable
                            Options Outstanding                   -------------------------
                      ----------------------------------------
                                   Weighted-
                                    Average        Weighted                    Weighted-
       Range of                    Remaining         Life                       Average
       Exercise                    Life (in        Exercise                    Exercise
        Prices        Shares        Years)          Price         Shares         Price
       --------       ------       ---------       --------       ------       ---------
     $ 0.10- 2.88       491           8.5           $ 1.80          115         $ 1.04
       3.00- 3.00       827           7.7             3.00          444           3.00
       3.09- 4.75     1,054           8.7             3.95          328           4.24
       5.00- 5.81     2,002           8.5             5.66          515           5.78
       6.31- 7.25     1,715           8.8             6.83          302           6.95
       8.25-10.25       611           6.2             9.37          509           9.43
      12.38-13.75       522           8.7            13.25           79          13.20
      17.25-23.22       394           6.7            18.21          319          18.20
                      -----                                       -----
                      7,616           8.2           $ 6.62        2,611         $ 7.49
                      =====                                       =====

Employee Stock Purchase Plan. On January 11, 1995, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. A total of 1,150,000 shares of Common Stock have been reserved for issuance under the Purchase Plan, as amended at the May 1997 and 1998 Annual Meetings of Stockholders. Awards and terms are established by the Company's Board of Directors. The Purchase Plan may be canceled at any time at the discretion of the Company's Board of Directors prior to its expiration in December 2004. Under the Plan, the Company sold approximately 392,000, 211,000, and 240,000 shares in 2000, 1999, and 1998, respectively.

Because the Company has adopted the disclosure-only provision of SFAS No. 123, no compensation expense has been recognized for its stock option plan or for its stock purchase plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for

                                  P-Com, Inc.

awards under those plans, consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated as follows:

                                                 2000      1999        1998
                                               --------  ---------  ----------
                                                                    (restated)
   Net loss applicable to common stockholders
     As reported.............................. $(69,949) $(121,570)  $(64,304)
     Pro forma................................ $(78,219) $(127,685)  $(66,743)
   Net loss per share
     As reported -- Basic and Diluted......... $  (0.90) $   (2.13)  $  (1.49)
     Pro forma -- Basic and Diluted........... $  (1.00) $   (2.24)  $  (1.54)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999, and 1998, respectively: expected volatility of 95%, 96%, and 72%; weighted-average risk-free interest rates of 6.2%, 5.4%, and 5.1%, weighted-average expected lives of 3.71, 3.28, and 2.76, respectively, and a zero dividend yield.

The fair value of the employees' stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2000, 1999, and 1998, respectively: expected volatility of 95%, 96%, and 72% weighted-average risk-free interest rates of 6.2%, 4.6%, and 5.3%, weighted-average expected lives of 0.5, 0.5, and 0.5 years and a dividend yield of zero. The weighted-average fair value of those purchase rights granted in 2000, 1999, and 1998 was $6.03, $5.74, and $1.99, respectively.

401(k) Plan

The Company sponsors a 401(k) Plan (the "401(k) Plan") which provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan permits, but does not require, the Company to make matching contributions. To date, no matching contributions have been made.

7.Restructuring and Other Charges

In the second quarter of 2000, the Company determined that there was a need to reevaluate its inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from the UK and other European markets and toward the U.S. market, and the resulting anticipated decrease in demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point product line, and resulted in total charges of approximately $21.7 million during the second quarter of 2000. These charges consisted of increases to inventory reserve of approximately $17.4 million and accrued liabilities of approximately $4.3 million, both relating to the Company's product segment. In addition, the Company performed a review of the carrying value and remaining life of long-lived assets associated with the Company's product segment and recorded write-downs of approximately $15.0 million of goodwill, and an approximately $9.9 million write-off of deferred tax assets.

The increase in inventory reserves and related purchases liabilities was charged to product cost of sales in the second quarter of 2000. Of the $17 million charge for additional reserves, $15.4 million related to the Tel-Link Point-to-Point product line. An additional reserve of approximately $1.0 million was added in the second quarter to adjust carrying value of certain modules of the Point-to-Multipoint radio line.

                                  P-Com, Inc.

During 1999 and 1998, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other charges of approximately $36.5 million and approximately $26.6 million were recorded in 1999 and 1998, respectively, relating to these initiatives, all relating to the Company's product segment. As of December 31, 1999, the Company had utilized all restructuring reserves established to offset actual restructuring costs incurred by the Company.

8.Segment Reporting

For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria specified in SFAS No. 131. The Company has determined that there are two reportable segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of organizations primarily located in the United States, the United Kingdom, and Italy, which provide comprehensive network services including system and program planning and management, path design, and installation for the wireless communications market.

In August 1999, the Company announced its intent to divest its broadcast equipment business, Technosystem, and concluded that a measurement date had occurred. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and the amounts presented for prior periods have been reclassified for appropriate comparability. Technosystem was divested in the first quarter of 2000. As such, the segment information shown below does not include Technosystem's financial information. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. The following tables show the operating results and identifiable assets of the Company's operating segments (in thousands):

                                                     Product   Service  Total
     For the Year Ended December 31, 2000            --------  ------- --------
     Sales.......................................... $183,606  $50,795 $234,401
     Income (loss) from operations..................  (46,701)   3,263  (43,438)
     Depreciation...................................   10,375      573   10,948
     Identifiable assets............................  194,351   21,868  216,219
     Interest expense, net..........................    4,629      121    4,750

                                                     Product   Service  Total
     For the Year Ended December 31, 1999            --------  ------- --------
     Sales.......................................... $116,409  $40,470 $156,879
     Income (loss) from operations..................  (67,856)   4,491  (63,365)
     Depreciation...................................   11,010      773   11,783
     Identifiable assets............................  196,712   22,034  218,746
     Interest expense, net..........................    8,086       89    8,175

                                                      Product   Service  Total
     For the Year Ended December 31, 1998             --------  ------- -------
     Sales........................................... $118,948  $43,597 162,545
     Income (loss) from operations...................  (73,000)   3,776 (69,224)
     Depreciation....................................   10,528    1,016  11,544
     Identifiable assets.............................  290,662   24,555 315,217
     Interest expense, net...........................    8,518      134   8,652

                                  P-Com, Inc.

The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                              % of
                                             Total
                                            for 2000   2000     1999     1998
                                            -------- -------- -------- --------
     Sales:
      United States........................   55.9%  $130,942 $ 48,248 $ 41,597
      United Kingdom.......................   24.3%    57,061   54,172   71,399
      Continental Europe...................    7.8%    18,135   28,183   12,123
      Africa...............................    1.1%     2,635       --   19,104
      Asia.................................    3.7%     8,637    9,489   18,322
      Other geographic regions.............    7.2%    16,991   16,787       --
                                             -----   -------- -------- --------
        Total..............................  100.0%  $234,401 $156,879 $162,545
                                             =====   ======== ======== ========

                                                                2000     1999
                                                              -------- --------
     Property, plant, and equipment, net
      United States.......................................... $ 20,462 $ 28,751
      United Kingdom.........................................    1,234    2,878
      Italy..................................................    1,349    4,771
      Other geographic regions...............................      121      226
                                                              -------- --------
        Total................................................ $ 23,166 $ 36,626
                                                              ======== ========

9.Net Loss Per Share

For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. Because losses were incurred in the years 2000, 1999, and 1998, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

10.Income Taxes

Loss before extraordinary items, income taxes and cumulative effect of accounting change consists of the following (in thousands):

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Domestic....................................... $(55,511) $(67,120) $(71,277)
   Foreign........................................      346    (6,957)   (5,153)
                                                   --------  --------  --------
                                                   $(55,165) $(74,077) $(76,430)
                                                   ========  ========  ========

                                  P-Com, Inc.

The provision (benefit) for income taxes consists of the following (in thousands):

                                                       Year Ended December 31,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- ------  --------
   Current:
     Federal.......................................... $    -- $   --  $ (4,727)
     State............................................      --     55       (37)
     Foreign..........................................   1,282  1,532     1,244
                                                       ------- ------  --------
                                                         1,282  1,587    (3,520)
                                                       ------- ------  --------
   Deferred:
     Federal..........................................   8,792   (135)   (7,410)
     State............................................   1,066    (45)     (571)
                                                       ------- ------  --------
                                                         9,858   (180)   (7,981)
                                                       ------- ------  --------
       Total.......................................... $11,140 $1,407  $(11,501)
                                                       ======= ======  ========

Deferred tax assets consist of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Net operating loss carryforwards......................... $ 54,663  $ 31,776
   Credit carryforwards.....................................    4,302     4,043
   Intangible assets........................................   12,177     6,177
   Reserves and other.......................................   18,412    26,941
                                                             --------  --------
                                                               89,554    68,937
                                                              (89,554)  (59,079)
                                                             --------  --------
   Valuation allowance...................................... $     --  $  9,858
                                                             ========  ========

The Company's net operating loss carryforwards included as a deferred tax asset above are approximately $148 million and $86 million for 2000 and 1999, respectively. These operating loss carryforwards will expire between 2005 and 2020 if not utilized beforehand.

For federal and state tax purposes, a portion of the Company's net operating loss carryforwards may be subject to certain limitations on utilization in case of change in ownership as defined by federal and state tax law.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. During 2000, the Company reassessed its ability to realize future tax benefits, and concluded that as a result of the recent history of losses, it was more likely than not, that such benefits would not be realized. Accordingly, the Company recorded a charge of approximately $9.9 million in 2000 to establish a full valuation allowance against its deferred tax assets.

                                  P-Com, Inc.

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                           Year Ended
                                                          December 31,
                                                        ---------------------
                                                        2000    1999    1998
                                                        -----   -----   -----
   U.S. federal statutory rate.........................  35.0%   35.0%   35.0%
   State income taxes, net of federal income tax
    benefit............................................   0.0     0.0     0.3
   Change in valuation allowance....................... (52.9)  (35.0)  (11.9)
   Foreign income taxes at different rate..............  (2.3)   (1.5)   (0.8)
   Other, net..........................................   0.0     0.1    (6.7)
                                                        -----   -----   -----
                                                        (20.2)%  (1.4)%  15.9%
                                                        =====   =====   =====

11.Acquisitions and Divestitures

On March 28, 1998, the Company acquired substantially all of the assets, and on April 1, 1998, the accounts receivable of the Wireless Communications Group of Cylink Corporation ("Cylink Wireless Group"), a Sunnyvale, California-based company, for $46.0 million in cash and $14.5 million in a short-term note, non-interest bearing unsecured subordinated promissory note due July 6, 1998. The Cylink Wireless Group designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. The Company accounted for this acquisition as a purchase business combination. The results of the Cylink Wireless Group were included from the date of acquisition.

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

                                  P-Com, Inc.

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

In February 2000, the Company completed the divestiture of two Italian subsidiaries, Technosystem, S.p.A. and Cemetal S.r.L. resulting in additional losses for the first quarter of approximately $4.0 million and $3.5 million, respectively.

In April 2000, the Company sold Control Resources Corporation ("CRC") resulting in a gain of approximately $2.6 million.

Discontinued Operation

In August 1999, the Company's Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the 1999 Consolidated Balance Sheet, "net assets of discontinued operations," and in the "discontinued operations" line of the Consolidated Statements of Operations for 2000 and 1999. The "net assets of discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of the business. The Statements of Operations amounts related to Technosystem in prior periods have been reclassified to discontinued operations.

Summarized results of Technosystem are as follows (in thousands):

                                                                Year Ended
                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
     Sales.................................................. $  6,483  $25,258
                                                             ========  =======
     Loss before income taxes............................... $(13,903) $(2,869)
     Provision for income taxes.............................       --       --
                                                             --------  -------
       Net loss............................................. $(13,903) $(2,869)
                                                             ========  =======

Net assets of Technosystem, as reported in the Consolidated Balance Sheets, comprised the following (in thousands):

                                                                    December 31,
                                                                        1999
                                                                    ------------
     Current assets................................................   $17,962
     Land, buildings and equipment, net............................     3,832
     Other assets..................................................       453
                                                                      -------
       Total assets................................................    22,247

     Current liabilities...........................................    12,369
     Long-term borrowings..........................................       982
                                                                      -------
       Total liabilities...........................................    13,351
     Accrual for loss on disposal of discontinued operations.......     3,151
                                                                      -------
     Net assets of discontinued operations.........................   $ 5,745
                                                                      =======

                                  P-Com, Inc.

12.Commitments

Obligations Under Capital and Operating Leases

In August 1998, the Company entered into a capital lease for equipment in the amount of $1.6 million with interest accruing at the rate of 6.3%. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. In 2000, the Company entered into several capital leases for equipment in the amount of $1,869 with interest accruing at 11%. These leases expire in 2002. Future minimum lease payments required under these leases are as follows (in thousands):

       Year Ended December 31,
       -----------------------
       2001............................................................. $1,483
       2002.............................................................    750
       2003.............................................................     33
                                                                         ------
       Total minimum lease payments.....................................  2,266
       Less: Amount representing interest...............................   (135)
                                                                         ------
       Present value of net minimum lease payments...................... $2,131
                                                                         ======

The present value of net minimum lease payments are reflected in the December 31, 2000 and 1999 balance sheets as a component of other accrued liabilities and other long-term liabilities of $2,131 and $3,141.

The Company leases its facilities under non-cancelable operating leases which expire at various times through 2007. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under the Company's non-cancelable operating leases at December 31, 2000 are as follows (in thousands):

       Year Ended December 31,
       -----------------------
       2001............................................................ $ 4,463
       2002............................................................   3,969
       2003............................................................   3,087
       2004............................................................   2,893
       2005............................................................   2,639
       Thereafter......................................................     351
                                                                        -------
                                                                        $17,402
                                                                        =======

During 2000, 1999, and 1998, the amount of rent expense incurred by the Company under non-cancelable operating leases was $3,180, $3,258, and $3,218.

13.Contingencies

In September and October 1998, several class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of its officers and directors. The complaints seek un-quantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On June 30, 2000 the Superior Court of California, County of Santa Clara, issued a notice of ruling certifying this matter as a class action.

                                  P-Com, Inc.

Although the litigation is being conducted actively, it is still at an early stage and the Company is unable to speculate as to ultimate outcomes. An unfavorable outcome could have a material adverse effect on our business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in our favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management.

14.Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosure of cash flow activities.

                                                           Year Ended December
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
     Supplemental cash flow information:
     Cash paid for income taxes........................... $  435 $3,900 $5,610
                                                           ====== ====== ======
     Cash paid for interest............................... $2,725 $8,717 $  656
                                                           ====== ====== ======

Non-cash transactions

During 2000 and 1999, the Company issued shares of Common Stock in exchange for Convertible Subordinated Notes. In conjunction with these transactions, the Company recorded extraordinary gains of $1.9 million and $13.2 million for the years ended December 31, 2000 and 1999, respectively.

The Company exchanged Mandatorily Redeemable Series B Convertible Preferred Stock for shares of Common Stock and repriced certain warrants held by the holders of the Series B Convertible Preferred Stock during June 1999. During November 1999, the Company issued shares of Common Stock, warrants to purchase additional shares of Common Stock, and a promissory note convertible into Common Stock in exchange for the elimination of certain redemption rights and late registration premiums and penalties. In connection with these transactions, the Company recorded charges of $18.5 million for the year ended December 31, 1999, respectively, as adjustments to arrive at the net loss applicable to Common Stockholders.

During 1999 and 1998, the Company issued shares of Common Stock and a promissory note in conjunction with various acquisitions. The Company also exchanged a loan payable to stockholder for shares of Common Stock during 1998.

During 2000 $1,869 of fixed assets were acquired through the assumption of capital lease liabilities.

15.Subsequent Events

The existing $12 million bank loan facility matured January 31, 2001 and was paid off, with accrued interest, at that date.

On March 29, 2001, the Company entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum and are secured by cash deposits, receivables, inventories, equipment, and intangibles of the Company. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable.

                                  P-Com, Inc.

On February 7, 2001, the Company sold RT Masts Limited its U.K. services subsidiary to SpectraSite Transco, a U.S. based company with operations in the UK and on the European continent, for approximately $12 million in cash, an additional $750,000 in a 6-month escrow, and a $750,000 Note receivable due in 2008 with interest due annually at LIBOR. RT Masts is primarily engaged in providing site preparation, installation, and maintenance of wireless broadband radio systems for cell phone services providers in the UK. RT Masts' revenues were approximately $20 million, $18 million, and $22 million in 2000, 1999 and 1998, respectively. Operating income for RT Masts was approximately $1.2 million, $3.1 million, and $5.8 million for 2000, 1999 and 1998, respectively.

                                  P-Com, Inc.


Selected Quarterly Financial Data -- Unaudited

The data for first three quarters of 2000 is presented both as originally reported by the Company and as restated to reflect the retroactive application by the Company of new revenue recognition accounting policies in accordance with SAB 101. The data for 1999 is presented both as originally reported by the Company and on a pro forma basis to reflect the results of the Company as if the new revenue recognition accounting policies had been in effect during 1999. The following is in thousands, except per share data:

                                               Three Months Ended
                                  -----------------------------------------------
                                  March 31,  June 30,  September 30, December 31,
                                  ---------  --------  ------------- ------------
2000 - As Reported
 Sales (1)......................  $ 51,055   $ 48,833    $ 59,535      $ 74,978
 Gross profit (loss) (1)........  $ 12,714   $ (9,343)   $ 15,391      $ 16,504
 Net income (loss)..............  $(15,901)  $(52,202)   $ (2,071)     $    225
 Net income (loss) per common
  share:
  Basic and diluted.............  $  (0.21)  $  (0.68)   $  (0.03)     $   0.00

2000 - As Restated
 Sales (1)......................  $ 60,459   $ 49,930    $ 61,031        n/a
 Gross profit (loss) (1)........  $ 13,105   $ (9,382)   $ 16,573        n/a
 Net income (loss)..............  $(17,044)  $(52,241)   $   (889)       n/a
 Net income (loss) per common
  share:
  Basic and diluted.............  $  (0.22)  $  (0.68)   $  (0.01)       n/a

                                               Three Months Ended
                                  -----------------------------------------------
                                  March 31,  June 30,  September 30, December 31,
                                  ---------  --------  ------------- ------------
1999 - As Reported
 Sales (1)......................  $ 33,909   $ 35,443    $ 40,058      $ 47,469
 Gross profit (loss) (1)........  $  9,555   $(13,186)   $ 10,817      $ 14,041
 Net loss.......................  $ (6,651)  $(54,615)   $(36,399)     $ (5,384)
 Net loss attributable to common
  stockholders..................  $ (6,651)  $(66,805)   $(36,399)     $(11,715)
 Net loss per common share:
  Basic and diluted.............  $  (0.14)  $  (1.29)   $  (0.55)     $  (0.21)

1999 - Pro Forma
 Sales (1)......................  $ 32,177   $ 38,455    $ 29,649      $ 49,847
 Gross profit (loss) (1)........  $ 10,095   $(12,752)   $  8,980      $ 14,794
 Net loss.......................  $ (6,111)  $(54,181)   $(38,280)     $ (4,631)
 Net loss attributable to common
  stockholders..................  $ (6,111)  $(66,371)   $(38,280)     $(10,962)
 Net loss per common share:
  Basic and diluted.............  $  (0.13)  $  (1.28)   $  (0.58)     $  (0.20)

--------
(/1/)Quarterly sales and gross profit amounts for each of the four quarters in 1999 and the first quarter of 2000 reflect a reduction for sales and gross profit attributable to Technosystem, which was reclassified to discontinued operations in the third quarter of 1999.

                                  Schedule II
                       Valuation and Qualifying Accounts
                 Years ended December 31, 1998, 1999, and 2000
                                 (in thousands)

                                                 Additions
                                     Balance at  Charged to  Deductions Balance
                                     Beginning  Statement of    from    at End
                                      of Year    Operations   Reserves  of Year
                                     ---------- ------------ ---------- -------
Allowance for doubtful accounts:
 Year ended December 31, 1998.......  $ 2,521     $10,892     $ (3,822) $ 9,591
 Year ended December 31, 1999.......    9,591      11,284       (5,976)  14,899
 Year ended December 31, 2000.......   14,899         696      (11,785)   3,810

Inventory related reserves:
 Year ended December 31, 1998.......  $   915     $23,367     $ (7,360) $16,922
 Year ended December 31, 1999.......   16,922      15,400      (16,142)  16,180
 Year ended December 31, 2000.......   16,180      17,361       (7,551)  25,990

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable

                                    PART III

Item 10. Directors and Officers of the Registrant

The executive officers and directors of the Company, their ages as of March 31, 2001, and their positions and their backgrounds are as follows:

Name                      Age Position
----                      --- --------
George P. Roberts.......   68 Chairman of the Board and Chief Executive Officer
James J. Sobczak........   59 President and Chief Operating Officer
Leighton J. Stephenson..   52 Chief Financial Officer, Vice President
Alan T. Wright..........   52 Executive Vice President, Operations
Ben L. Jarvis...........   63 Executive Vice President and General Manager, P-Com Network Services
Caroline Baldwin Kahl...   43 Vice President and General Counsel
John R. Wood............   45 Senior Vice President Technology Strategies
Brian T. Josling........   58 Director
John A. Hawkins.........   40 Director
M. Bernard Puckett......   55 Director

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

Mr. Stephenson has served as Vice President and Chief Financial Officer since September 2000. From 1993 to 2000 he served as Chief Financial Officer, Treasurer, and Secretary of Vallen Corporation, a Texas company engaged in manufacturing and distribution of industrial safety products and services.

Mr. Wright has served as Executive Vice President of Operations since March of 2000 and previously from 1997 to 1998 (from 1998 to 1999 he served as Senior Operations Advisor and was a private investor from 1996 to 1997 and 1999 to 2000.) From 1994 to 1996 he acted as Director of Quality and Product Integrity at Stratacom.

Mr. Jarvis has served as Executive Vice President and General Manager of P-Com Network Services since May of 2000. From September of 1998 to November of 1999 he served as Senior Vice President of Operations for Alaska Communications Systems. From 1996 to August of 1998, he served as Chief Operating Officer of Amaritel S.A. DE C.V. and Vice President of Operations, CT Global, Inc.

Ms. Kahl has served as Vice President and General Counsel of the Company since February 2000. From March 1997 to February 2000 she served as General Counsel to P-Com Network Services, and from August 1994 to March 1997 as General Counsel for Columbia Spectrum Management, the predecessor of PCNS.

Mr. Wood was appointed Senior Vice President of Technology Strategies of the Company in January 1997. From April 1993 to January 1997, Mr. Wood served as Vice President, Engineering for the Company.

Mr. Josling has served as Director of the Company since September 1999. Since December 2000 he has served as the President of Fuel Cells, Canada. Mr. Josling is a former division President for Rogers ATT, Canada's national cellular telephone carrier, and was a senior executive with CSB and Capitol EMI in the music entertainment industry.

Mr. Puckett has served as a Director of the Company since May 1994. From 1996 to present he has been a private investor.

Mr. Hawkins has served as a Director of the Company since September 1991. Since August 1995, Mr. Hawkins has been a General Partner of Generation Capital Partners, L.P., a private equity firm. He also currently serves on the Board of Directors for PixTech, Inc. and Hotjobs, Inc.

Board Committees and Meetings

The Board of Directors held six (6) meetings and acted by unanimous written consent 15 times during the fiscal year ended December 31, 2000. The Board of Directors has an Audit Committee and a Compensation Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board on which such director served during 2000.

The Audit Committee currently consists of two directors, Mr. Josling and Mr. Puckett, and is primarily responsible for approving the services performed by the Company's independent accountants and reviewing their reports regarding the Company's accounting practices and systems of internal accounting controls. The Audit Committee held four (4) meetings during 2000.

The Compensation Committee currently consists of two directors, Mr. Hawkins and Mr. Puckett, and is primarily responsible for reviewing and approving the Company's general compensation policies and setting compensation levels for the Company's executive officers. The Compensation Committee also has the authority to administer the Company's Employee Stock Purchase Plan and the Company's 1995 Stock Option/Stock Issuance Plan and to make option grants thereunder. The Compensation Committee held one (1) meeting and acted by unanimous written consent 14 times during 2000.

Director Compensation

Non-employee board members do not receive cash compensation for their services as directors.

Under the Automatic Option Grant Program as now contained in the Company's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), each individual who first joins the Board as a non-employee will receive, at the time of such initial election or appointment, an automatic option grant to purchase 40,000 shares of Common Stock, provided such person has not previously been in the Company's employ. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee Board member, whether or not such individual is standing for re-election at that particular Annual Meeting, will be granted an option to purchase 4,000 shares of Common Stock, provided such individual has not received an option grant under the Automatic Option Grant Program within the preceding six months. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to 100% of the fair market value per share of the Company's Common Stock on the grant date, and will have a maximum term of ten (10) years, subject to earlier termination should the optionee cease to serve as a Board of Directors member.

Because the "1999" Annual Meeting of Stockholders was held so soon before the 2000 Annual Meeting of Stockholders and the non-employee directors would be receiving a 4,000-share automatic option grant upon the 1999 Annual Meeting, the technical terms of the 1995 Plan preclude the three non-employee directors (Messrs. Hawkins, Josling and Puckett) from receiving automatic 4,000-share options upon the 2000 Annual

Meeting. The Company believes it would be unfair if the three directors were deprived of this compensation and therefore granted the three directors 4,000-share options under the 1995 Plan's Discretionary Option Grant Program, with the same terms and conditions as the erstwhile automatic grants, immediately after the 2000 Annual Meeting.

Item 11. Executive Compensation and Related Information

The following table provides certain information summarizing the compensation earned for services rendered in all capacities to the Company and its subsidiaries for each of the last three fiscal years by (i) the Company's Chief Executive Officer, and (ii) each of the Company's four other most highly compensated executive officers, who were executive officers on December 31, 2000 and whose salary and bonus for the fiscal year ended December 31, 2000 (the "2000 Fiscal Year") was in excess of $100,000 (collectively, the "Named Executive Officers").

                        2000 SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                                                                   ------------
                                                       Annual
                                                    Compensation    Securities
                                                   ---------------  Underlying
                                                    Salary  Bonus     Stock
         Name and Principal Position          Year ($)(/1/)  ($)   Options (#)
         ---------------------------          ---- -------- ------ ------------
George P. Roberts............................ 2000 376,000      --   375,000
 Chief Executive Officer and                  1999 376,000      --        --
 Chairman of the Board of Directors           1998 366,600      --   450,000

James J. Sobczak............................. 2000 300,000      --   100,000
 President & Chief Operating Officer          1999 101,538  11,538   300,000
                                              1998      --      --     4,000

Alan T. Wright............................... 2000 164,307  25,000   190,000
 Executive Vice President, Operations         1999  30,000      --        --
                                              1998 159,601      --   100,000

Ben L. Jarvis................................ 2000 151,538      --   100,000
 Executive Vice President &                   1999      --      --        --
 General Manager, P-Com Network Services      1998      --      --        --

Caroline Baldwin Kahl........................ 2000 145,961      --    25,000
 Vice President & General Counsel             1999 115,000  46,000        --
                                              1998 112,615  50,000    65,000

--------
(/1/)Includes amounts deferred under the Company's 401(k) Plan.

The following table contains information concerning the stock option grants made to each of the named Executive Officers for the 2000 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                             Potential
                                                                        Realizable Value at
                                                                              Assumed
                                                                          Annual Rates of
                                     % of Total                                Stock
                          Number of   Options                           Price Appreciation
                         Securities  Granted to    Individual Grant     for Option Term (1)
                         Underlying  Employees  ----------------------- -------------------
                           Options   in Fiscal    Exercise   Expiration
                         Granted (#)    Year    Price ($/Sh)    Date     5% ($)   10% ($)
                         ----------- ---------- ------------ ---------- -------- ----------
George P. Roberts.......   375,000      8.48       $ 2.03     12/20/10  $479,029 $1,213,954
James J. Sobczak........   100,000      2.26         5.63     09/27/10   353,753    896,480
Alan T. Wright..........    40,000      0.90         6.81     02/11/10   171,374    434,295
                           150,000      3.39         5.63     08/01/10   530,630  1,344,720
Ben L. Jarvis...........   100,000      2.26         6.81     05/11/10   428,434  1,085,737
Caroline Baldwin Kahl...    25,000      0.57        13.25     01/27/10   208,321    527,927

(/1/)There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(/2/)Each option is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, should the individual cease service with the Company prior to vesting in those shares. Twenty-five percent (25%) of the option shares will vest upon the optionee's continuation in service through one year following the grant date and the balance of the shares will vest in thirty-six (36) successive equal monthly installments upon the optionee's completion of each of the next thirty-six (36) months of service thereafter. The shares subject to the option will immediately vest in full should (i) the Company be acquired by merger or asset sale in which the option is not assumed or replaced by the acquiring entity or (ii) the optionee's employment be involuntarily terminated within eighteen (18) months after certain changes in control or ownership of the Company.

The table below sets forth certain information with respect to the named Executive Officers concerning the exercise of options during 2000 and unexercised options held by such individuals as of the end of such fiscal year. No SARs were exercised during 1999 nor were any SARs outstanding at the end of such fiscal year.

                Aggregated Option Exercises in Last Fiscal Year
                         Fiscal Year-End Option Values

                                                  Number of Securities        Value of Unexercised
                           Shares                Underlying Unexercised           in-the-Money
                         Acquired On  Value       Options at FY-End (#)       Options at FY-End (1)
                          Exercise   Realized ----------------------------- -------------------------
Name                         (#)      ($)(2)  Exercisable (3) Unexercisable Exercisable Unexercisable
------------------------ ----------- -------- --------------- ------------- ----------- -------------
George P. Roberts.......       --    $     --    1,160,206       628,126     $199,650     $399,042
James J. Sobczak........       --          --      144,000       300,000           --           --
Alan T. Wright..........       --          --           --       190,000           --           --
Ben L. Jarvis...........   12,604     188,279       15,312       102,084           --           --
Caroline Baldwin Kahl...   12,923     117,929       34,439        42,638          527          410

(/1/)Based on the fair market value of the option shares at the 2000 Fiscal
     Year-end ($3.0625 per share based on the closing selling price on the NASDAQ Market as of December 31, 2000) less the exercise price.

(/2/)Based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.

(/3/)The exercisable options are immediately exercisable for all the options shares. However, any shares purchased under the options are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in such shares. As of December 31, 2000, the following number of shares were unvested: Mr. Roberts- 628,126 shares; Mr. Sobczak- 300,000 shares; Mr. Wright- 190,000 shares; Mr. Jarvis- 102,084 shares and Ms Kahl- 42,638 shares.

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

The Company has entered into severance agreements (the "Agreements") with George Roberts, Chairman of the Board of Directors and Chief Executive Officer, James Sobczak, President and Chief Operating Officer, and Leighton Stephenson, Chief Financial Officer and Vice President, Finance and Administration (individually, the "Officer" and collectively the "Officers"), dated December 15, 1997, September 7, 1999, and September 6, 2000, respectively. Each of these Agreements provides for the following benefits should the Officer's employment terminate, either voluntarily or involuntarily, for any reason within twenty-four (24) months following a Change in Control: (a) a severance payment in an amount equal to two (2) times his annual rate of base salary; (b) a bonus in an amount equal to the greater of either (i) two (2) times the full amount of the Officer's target bonus for the fiscal year in which the termination occurs or
(ii) two (2) times the full amount of his target bonus for the fiscal year in which a Change in Control occurs; (c) the shares subject to each outstanding option held by the Officer (to the extent not then otherwise fully vested) will automatically vest so that each such option will become immediately exercisable for all the option shares as fully-vested shares (notwithstanding anything in this Form 10-K to the contrary); and (d) the Company will, at its own expense, provide Mr. Roberts and his dependents continued health care coverage for life. A Change in Control will be deemed to occur under the Agreements upon: (a) a merger or consolidation in which securities possessing fifty percent (50%) or more of the total combined voting power of the Company's outstanding securities are transferred to person or persons different from the persons holding those securities immediately prior to such transaction, (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company in complete liquidation or dissolution of the Company; (c) a hostile take-over of the Company, whether effected through a tender offer for more than twenty-five percent (25%) of the Company's outstanding voting securities or a change in the majority of the Board by one or more contested elections for Board membership; or (d) the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than thirty percent (30%) of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's stockholders. In addition, each Officer will be entitled to a full tax gross-up to the extent one or more of the severance benefits provided under his Agreement are deemed to constitute excess parachute payments under the federal income tax laws.

The Company does not have any existing agreements with any named Executive Officer that establish a specific term of employment for them, and their employment may accordingly be terminated at any time at the discretion of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's Board of Directors currently consists of Mr. Puckett and Mr. Hawkins. Neither of these individuals was an officer or employee of the Company at any time during the 2000 Fiscal Year or at any other time, and neither had a business relationship with the Company.

No executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

"The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for the Company's executive officers. The Committee also has the exclusive responsibility for the administration of the Company's 1995 Stock Option/Stock Issuance Plan, under which grants may be made to executive officers and other key employees of the Company.

Compensation Philosophy

Since the initial public offering of the Company's Common Stock in March 1995, it has been the Committee's policy and objective to provide the Company's executive officers and other key employees with competitive compensation opportunities based upon their contribution to the financial success of the Company, the enhancement of corporate and stockholder values, the market levels of compensation in effect at companies with which the Company competes for executive talent and the personal performance of such individuals. The primary factors that the Committee considered in establishing the compensation levels of the executive officers for the 2000 fiscal year are summarized below. The Committee may, however, in its discretion, apply different factors in setting executive compensation for future fiscal years.

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

Cash Compensation

A key objective of the Company's current executive compensation program is to position its key executives to earn annual cash compensation (base salary plus bonus) equaling or exceeding that which the executive would earn at other peer group companies. During 2000, the Committee reviewed and relied on technology industry compensation surveys in its assessment of appropriate compensation levels.

The fiscal year 2000 base salaries for the named executive officers are based upon a number of factors, including, without limitation, each executive's performance and contribution to overall Company performance and the levels of base salary in effect for comparable positions with the peer group companies. Base salary decisions are made as part of a formal review process. Generally, the base salaries of the Company's executive officers for the 2000 fiscal year ranged from the 10th percentile to the 75th percentile of the salaries surveyed for comparable positions at the peer group companies. In defining "peer group companies," the Company considered companies with revenues between $100 million and $200 million. In comparison to other companies in the $200 million to $500 million range, the base salaries for the Company's executive officers ranged from the 10th percentile to the 50th percentile.

The annual incentive compensation provided to the Company's executive officers is in the form of cash bonuses based on the Committee's assessment of the Company's financial performance for the year and the individual officer's contribution to that performance. For the 2000 fiscal year, the Committee determined not to award any cash bonus to the executive officers.

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

Chief Executive Officer Performance and Compensation

In setting the base salary for Mr. Roberts for the 2000 fiscal year, the Committee sought to achieve two objectives: (i) make his base salary competitive with the base salaries paid to the chief executive officers of the same peer group of companies which the Committee surveyed for comparative compensation purposes for all other executive officers of the Company and (ii) make a significant percentage of his total compensation package contingent upon Company performance. For the 2000 fiscal year, the base salary of Mr. Roberts was set at the 75th percentile of the base salary levels in effect for those other chief executive officers. In comparison to companies in the range from $200 million to $500 million in revenues, Mr. Roberts' base salary was set at the 50th percentile of the base salary levels for those chief executive officers. As indicated above, the Committee decided not to award any cash bonus to Mr. Roberts or any other executive officer for the 2000 fiscal year.

The Committee granted Mr. Roberts 375,000 stock options with an exercise price of $2.03120 on December 20, 2000 (166,152 ISO; 208,848 NQ).

It is the Committee's view that the total compensation package provided Mr. Roberts for the 2000 fiscal year is competitive with the typical compensation packages awarded to chief executive officers in the Company's peer group, in light of the Company's performance.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation to be paid to the Company's executive officers for the 2000 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the non-performance based compensation to be paid to the Company's executive officers for fiscal 2001 will exceed that limit. Options granted under the Company's 1995 Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of those options will qualify as performance-based compensation that will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1 million level.

It is the opinion of the Compensation Committee that the executive compensation policies and programs in effect for the Company's executive officers provide an appropriate level of total remuneration which properly aligns the Company's performance and the interests of the Company's stockholders with competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term."

                                          M. Bernard Puckett
                                          Member, Compensation Committee

                                          John A. Hawkins
                                          Member, Compensation Committee

Stock Performance Graph

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Standard & Poor's 500 Index and the Standard & Poor's Communications Equipment Manufacturers Index.

[STOCK PERFORMANCE GRAPH]

--------

(/1/)The graph covers the period from March 2, 1995, the date of the Company's initial public offering of shares of its Common Stock, to December 31, 2000.

(/2/)The graph assumes that $100 was invested on March 2, 1995, in the Company's Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on the Company's Common Stock.
(/3/)Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

12.Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of March 15, 2001, by (i) all persons who are beneficial owners of five percent (5%) or more of the Company's Common Stock, (ii) each director, (iii) the named Executive Officers, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable, and has the same address as the company.

                                                                   Percentage
                                                        Shares     of Shares
                                                     Beneficially Beneficially
                  Beneficial Owner                    Owned (#)    Owned (1)
                  ----------------                   ------------ ------------
State of Wisconsin Investment Board (/2/)...........  15,400,000     19.07
  P.O. Box 7842
  Madison, WI 53707
Firsthand Capital Management, Inc (/3/).............  11,028,300     13.66
  101 Park Center Plaza, Ste. 1300
  San Jose, CA 95113
John A. Hawkins (/4/)...............................      38,000       *
Brian T. Josling (/5/)..............................      38,000       *
M. Bernard Puckett (/6/)............................      89,332       *
George P. Roberts (/7/).............................   1,465,545      1.82
James J. Sobczak (/8/)..............................     197,319       *
Alan T. Wright (/9/)................................      25,236       *
Ben L. Jarvis (/10/)................................      41,146       *
Caroline Baldwin Kahl (/11/)........................      51,988       *
All current directors and executive officersas a
 group (10 persons) (/12/)..........................   2,098,106      2.60

--------
* Less than one percent of the outstanding Common Stock

(/1/)Percentage of ownership is based on 80,740,176 shares of Common Stock outstanding on March 15, 2001. Shares of Common Stock subject to stock options that are currently exercisable or will become exercisable within 60 days after March 15, 2001 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.
(/2/)Pursuant to schedule 13G dated February 9, 2001, filed with the Securities and Exchange Commission, the State of Wisconsin Investment Board reported that as of December 31, 2000 it had sole voting power over all 15,400,000 shares and sole dispositive power over all shares.
(/3/)Pursuant to schedule 13G dated February 14, 2001, filed with the Securities and Exchange Commission, Firsthand Capital Management reported that as of December 31, 2000 it had sole voting power over all 11,028,300 shares and sole dispositive power over all shares.

(/4/)Includes 38,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/5/)Includes 38,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/6/)Includes 69,332 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/7/)Includes 1,235,205 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/8/)Includes 194,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/9/)Includes 20,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/10/)Includes 41,146 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/11/)Includes 48,383 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.
(/12/)Includes 1,790,211 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after March 15, 2001.

13.Certain Relationships and Related Transactions

In connection with certain relocation expenses a promissory note in the amount of $250,000 was issued to Mr. James Sobczak interest free and payable one year after Mr. Sobczak leaves the company. In addition, P-Com agreed to pay for certain fees and services in connection with the sale of Mr. Sobczack's home in Pennsylvania so that could complete his relocation to California. We anticipate these fees and services to amount to approximately $55,000.

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

All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties

                                    PART IV

14.Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on form 10-
    K:

  1. Financial Statements. The following Consolidated Financial Statements of P-Com, Inc. and its subsidiaries are included in Item 8 of this Annual Report on 10-K:

                                                                           Page
   Financial Statements:
   Report of Independent Accountants.....................................   39
   Consolidated Balance Sheets at December 31, 2000 and 1999.............   40
   Consolidated Statements of Operations for the years ended December 31,
   2000, 1999, and 1998..................................................   41
   Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999, and 1998.....................................   42
   Consolidated Statements of Cash Flows for the years ended December 31,
   2000, 1999, and 1998..................................................   44
   Notes to Consolidated Financial Statements............................   45

   Financial Statement Schedule:
   Schedule II--Valuation and Qualifying Accounts........................   66

  All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(b) No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) Exhibits -- See Exhibit list below.

    Number                               Description
    ------                               -----------

  3.2 (/1/)   Restated Certificate of Incorporation filed with the Secretary of
              State on March 9, 1995.

  3.2A (/11/) Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Secretary of State on June 16, 1997.

  3.2B (/12/) Certificate of Designation for the Series A Junior Participating
              Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

  3.2C (/13/) Amended and Restated Certificate of Designation of the Series A
              Junior Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998.

  3.2D (/13/) Certificate of Designation for the Series B Convertible
              Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998.

  3.2E (/13/) Certificate of Correction of Certificate of Designations for the
              Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 23, 1998.

  3.2F        Certificate of Elimination of Series B Convertible Participating
              Preferred Stock as filed with the Secretary of State on June 15,
              1999

  3.3 (/2/)   Bylaws of the Company.

  4.1 (/2/)   Form of Common Stock Certificates

  4.2 (/3/)   Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust Company of California, N.A., as
              Trustee.

  4.10        Amended and Restated Rights Agreement, dated as of January 24,
              2001 between the Company and BankBoston, N.A.

    Number                               Description
    ------                               -----------

 10.16 (/10/) 1995 Stock Option/Stock Issuance Plan, as amended. 1995 Stock
              Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreements, as amended.

 10.17 (/4/)  Employee Stock Purchase Plan, as amended.

 10.18 (/2/)  Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

 10.60 (/5/)  Common Stock PIPES Purchase Agreement, dated January 6, 2000, by and among P-Com and several investors.

 10.61 (/5/)  Loan and Security Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

 10.62 (/5/)  Warrant to Purchase Stock, dated January 14, 2000, to Greyrock
              Capital.

 10.63 (/5/)  Registration Rights Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

 10.64 (/5/)  Antidilution Agreement, dated January 14, 2000, by and between P-
              Com and Greyrock Capital.

 10.65 (/5/)  Warrant to Purchase Stock, dated January 14, 2000 to Silicon
              Valley Bank.

 10.66 (/5/)  Registration Rights Agreements, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

 10.67 (/5/)  Antidilution Agreement, dated January 14, 2000, by and between P-
              Com and Silicon Valley Bank.

 10.74 (/6/)  Stock Purchase Warrant between P-Com, Inc. and Marshall Capital
              Management, Inc., dated January 20, 2000.

 10.75 (/6/)  Promissory Note between P-Com, Inc. and Castle Creek Technology
              Partners LLC, dated November 16, 1999.

 10.76 (/6/)  Asset Purchase Agreement between Paradyne Networks, Inc., P-Com,
              Inc. and Control Resources Corporation, dated April 5, 2000.

 10.77 (/6/)  Promissory note between James Sobczak and P-Com, Inc., dated May
              3, 2000.

 10.78 (/6/)  Agreement between Reloaction, a California Corporation and P-Com,
              Inc., dated November 8, 1999.

 10.79 (/7/)  Letter of Cooperation between China PTIC and P-Com, Inc., dated
              July 12, 2000.

 10.80 (/8/)  Common Stock PIPES Purchase Agreement dated August 11, 2000, by and between the Company and State of Wisconsin Investment Board.

 10.84 (/8/)  General Release and Settlement Agreement, dated as of August 28,
              2000, by and between the Company and Robert E. Collins.

 10.85 (/9/)  Letter of Offer, dated August 31, 2000, by and between the
              Company and Leighton J. Stephenson.

 10.86        Severance Agreement dated December 7, 2000 by and between the
              Company and Leighton J. Stephenson

 10.87        Loan and Security Agreement by and between P-Com, Inc., P-Com
              Network Services, Inc., and Foothill Capital Corporation, dated
              March 29, 2001.

 21.1         List of subsidiaries of the Registrant.

 23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants.

--------
 (1) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-1 (File No. 33-95392) declared effective with the Securities and Exchange Commission on August 17, 1995.

 (2) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.
 (3) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-3 (File No. 333-45463) as filed with the Securities and Exchange Commission on February 2, 1998.
 (4) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1997.
 (5) Incorporated by reference to the identically numbered exhibit of the Company's form 8-K as filed with the Securities and Exchange Commission on January 25, 2000.
 (6) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-3/A (File No. 333-70937) as filed with the Securities and Exchange Commission on May 4, 2000.
 (7) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-3/A (File No. 333-70937) as filed with the Securities and Exchange Commission on August 24, 2000.
 (8) Incorporated by reference to the identically numbered exhibit of the Company's form 8-K as filed with the Securities and Exchange Commission on August 11, 2000.
 (9) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on form 10-Q/A for the quarterly period ended September 30, 2000.
(10) Incorporated by reference to exhibit 99.1 included in the Company's Registration Statement on form S-8 (File No. 333-55604) as filed with the Securities and Exchange Commission on February 14, 2001.
(11) Incorporated by reference to exhibit 3.3 of the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1997.
(12) Incorporated by reference to exhibit 3 of the Company's Quarterly Report on form 10-Q for the quarterly period ended September 30, 1997.
(13) Incorporatedby reference to the identically numbered exhibit to the Company's Report on Form 8-K as filed with the Securities and Exchange on December 24, 1998.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 30, 2001                    By:    /s/ George P. Roberts
                                             __________________________________
                                                    George P. Roberts
                                                Chairman of the Board and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


      /s/ George P. Roberts           Chairman of the Board and      March 30, 2001
____________________________________   Chief Executive Officer
         George P. Roberts               (Principal Executive
                                               Officer)

   /s/ Leighton J. Stephenson             Vice President and         March 30, 2001
____________________________________   Chief Financial Officer
       Leighton J. Stephenson        (Principal Financial Officer
                                       and Principal Accounting
                                               Officer)

      /s/ James J. Sobczak                  President and            March 30, 2001
____________________________________   Chief Operating Officer,
          James J. Sobczak             Director of the Company

      /s/ Brian T. Josling             Director of the Company       March 30, 2001
____________________________________
          Brian T. Josling

       /s/ John A. Hawkins             Director of the Company       March 30, 2001
____________________________________
          John A. Hawkins

     /s/ M. Bernard Puckett            Director of the Company       March 30, 2001
____________________________________
        M. Bernard Puckett

                               INDEX TO EXHIBITS

    Number                               Description
    ------                               -----------


  3.2 (/1/)   Restated Certificate of Incorporation filed with the Secretary of
              State on March 9, 1995.

  3.2A (/11/) Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Secretary of State on June 16, 1997.

  3.2B (/12/) Certificate of Designation for the Series A Junior Participating
              Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

  3.2C (/13/) Amended and Restated Certificate of Designation of the Series A
              Junior Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998.

  3.2D (/13/) Certificate of Designation for the Series B Convertible
              Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998.

  3.2E (/13/) Certificate of Correction of Certificate of Designations for the
              Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 23, 1998.

  3.2F        Certificate of Elimination of Series B Convertible Participating
              Preferred Stock as filed with the Secretary of State on June 15,
              1999

  3.3 (/2/)   Bylaws of the Company.

  4.1 (/2/)   Form of Common Stock Certificates

  4.2 (/3/)   Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust Company of California, N.A., as
              Trustee.

  4.10        Amended and Restated Rights Agreement, dated as of January 24,
              2001 between the Company and BankBoston, N.A.

 10.16 (/10/) 1995 Stock Option/Stock Issuance Plan, as amended. 1995 Stock
              Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreements, as amended.

 10.17 (/4/)  Employee Stock Purchase Plan, as amended.

 10.18 (/2/)  Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

 10.60 (/5/)  Common Stock PIPES Purchase Agreement, dated January 6, 2000, by and among P-Com and several investors.

 10.61 (/5/)  Loan and Security Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

 10.62 (/5/)  Warrant to Purchase Stock, dated January 14, 2000, to Greyrock
              Capital.

 10.63 (/5/)  Registration Rights Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

 10.64 (/5/)  Antidilution Agreement, dated January 14, 2000, by and between P-
              Com and Greyrock Capital.

 10.65 (/5/)  Warrant to Purchase Stock, dated January 14, 2000 to Silicon
              Valley Bank.

 10.66 (/5/)  Registration Rights Agreements, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

 10.67 (/5/)  Antidilution Agreement, dated January 14, 2000, by and between P-
              Com and Silicon Valley Bank.

 10.74 (/6/)  Stock Purchase Warrant between P-Com, Inc. and Marshall Capital
              Management, Inc., dated January 20, 2000.

   Number                                Description
   ------                                -----------


 10.75 (/6/) Promissory Note between P-Com, Inc. and Castle Creek Technology
             Partners LLC, dated November 16, 1999.

 10.76 (/6/) Asset Purchase Agreement between Paradyne Networks, Inc., P-Com,
             Inc. and Control Resources Corporation, dated April 5, 2000.

 10.77 (/6/) Promissory note between James Sobczak and P-Com, Inc., dated May
             3, 2000.

 10.78 (/6/) Agreement between Reloaction, a California Corporation and P-Com,
             Inc., dated November 8, 1999.

 10.79 (/7/) Letter of Cooperation between China PTIC and P-Com, Inc., dated
             July 12, 2000.

 10.80 (/8/) Common Stock PIPES Purchase Agreement dated August 11, 2000, by and between the Company and State of Wisconsin Investment Board.

 10.84 (/8/) General Release and Settlement Agreement, dated as of August 28,
             2000, by and between the Company and Robert E. Collins.

 10.85 (/9/) Letter of Offer, dated August 31, 2000, by and between the Company and Leighton J. Stephenson.

 10.86       Severance Agreement dated December 7, 2000 by and between the
             Company and Leighton J. Stephenson

 10.87       Loan and Security Agreement by and between P-Com, Inc., P-Com
             Network Services, Inc., and Foothill Capital Corporation, dated
             March 29, 2001.

 21.1        List of subsidiaries of the Registrant.

 23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

--------
 (1) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-1 (File No. 33-95392) declared effective with the Securities and Exchange Commission on August 17, 1995.
 (2) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.
 (3) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-3 (File No. 333-45463) as filed with the Securities and Exchange Commission on February 2, 1998.
 (4) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1997.
 (5) Incorporated by reference to the identically numbered exhibit of the Company's form 8-K as filed with the Securities and Exchange Commission on January 25, 2000.
 (6) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-3/A (File No. 333-70937) as filed with the Securities and Exchange Commission on May 4, 2000.
 (7) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on form S-3/A (File No. 333-70937) as filed with the Securities and Exchange Commission on August 24, 2000.
 (8) Incorporated by reference to the identically numbered exhibit of the Company's form 8-K as filed with the Securities and Exchange Commission on August 11, 2000.
 (9) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on form 10-Q/A for the quarterly period ended September 30, 2000.
(10) Incorporated by reference to exhibit 99.1 included in the Company's Registration Statement on form S-8 (File No. 333-55604) as filed with the Securities and Exchange Commission on February 14, 2001.

(11) Incorporated by reference to exhibit 3.3 of the Company's Quarterly Report on form 10-Q for the quarterly period ended June 30, 1997.
(12) Incorporated by reference to exhibit 3 of the Company's Quarterly Report on form 10-Q for the quarterly period ended September 30, 1997.
(13) Incorporatedby reference to the identically numbered exhibit to the Company's Report on Form 8-K as filed with the Securities and Exchange on December 24, 1998.