Form 10-Q
period 2001-03-31
P COM INC
filed 2001-05-15
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _______.

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

              Yes [X]   No [_]

As of May 2, 2001, there were 80,739,898 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 28 pages of which this is page 1. The Exhibit Index appears on page 28.

                                  P-COM, INC.
                               TABLE OF CONTENTS

                                                                                                                Page
                                                                                                               Number
                                                                                                               ------
PART I.     Financial Information
            ---------------------
Item 1      Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of
            March 31, 2001 and December 31, 2000...........................................................       3

            Condensed Consolidated Statements of Operations for the three
            months ended March 31, 2001 and 2000...........................................................       4

            Condensed Consolidated Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000..................................................................       5

            Notes to Condensed Consolidated Financial Statements...........................................       6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations..........      11

Item 3      Quantitative and Qualitative Disclosure about Market Risk......................................      25

PART II.    Other Information
            -----------------

Item 1      Legal Proceedings..............................................................................      26

Item 2      Changes in Securities..........................................................................      26

Item 3      Defaults Upon Senior Securities................................................................      26

Item 4      Submission of Matters to a Vote of Security Holders............................................      26

Item 5      Other Information..............................................................................      26

Item 6      Exhibits and Reports on Form 8-K...............................................................      26

Signatures.................................................................................................      27

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                        March 31
                                                          2001              December 31,
                                                      (unaudited)               2000
                                                      ------------          ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $  28,232            $  27,541
  Accounts receivable, net                                 35,022               63,458
  Inventory                                                56,957               62,838
  Prepaid expenses and other assets                        13,355               13,668
                                                        ---------            ---------
    Total current assets                                  133,566              167,505

Property and equipment, net                                21,263               23,166
Goodwill and other assets                                  24,808               25,548
                                                        ---------            ---------
                                                        $ 179,637            $ 216,219
                                                        =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  17,921            $  36,093
  Accrued employee benefits                                 3,145                2,440
  Other accrued liabilities                                43,137               41,238
  Notes payable                                                 -               10,911
                                                        ---------            ---------
    Total current liabilities                              64,203               90,682
                                                        ---------            ---------

Other long-term liabilities                                   808                  991
Convertible Subordinated Notes                             29,299               29,299
                                                        ---------            ---------
    Total liabilities                                      94,310              120,972
                                                        ---------            ---------
Stockholders' equity:
  Common Stock                                                  8                    8
  Additional paid-in capital                              316,878              316,515
  Accumulated deficit                                    (229,109)            (218,922)
  Accumulated other comprehensive loss                     (2,450)              (2,354)
                                                        ---------            ---------
    Total stockholders' equity                             85,327               95,247
                                                        ----------           ---------
                                                        $ 179,637            $ 216,219
                                                        =========            =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                           Three months ended March 31,
                                                                             2001                2000
                                                                           -------             --------
Sales:
   Product                                                                 $ 43,610            $ 49,044
   Service                                                                   15,564              11,415
                                                                           --------            --------
      Total sales                                                            59,174              60,459
                                                                           --------            --------
Cost of sales:
   Product                                                                   40,403              39,068
   Service                                                                   11,851               8,286
                                                                           --------            --------
      Total cost of sales                                                    52,254              47,354
                                                                           --------            --------
Gross profit                                                                  6,920              13,105

Operating expenses:
   Research and development                                                   5,302               6,398
   Selling and marketing                                                      2,346               3,100
   General and administrative                                                 6,931               8,702
   Receivable valuation charge                                               11,600                   -
   Goodwill amortization                                                        711               1,612
                                                                           --------            --------
         Total operating expenses                                            26,890              19,812
                                                                           --------            --------
Loss from continuing operations                                             (19,970)             (6,707)

Interest expense                                                               (648)             (1,572)
Gain on sale of subsidiary                                                    9,814                   -
Other income (expense), net                                                     851              (4,838)
                                                                           --------            --------
Loss from continuing operations before income taxes,
 extraordinary item and cumulative effect of accounting change               (9,953)            (13,117)
Provision for income taxes                                                      234                 283
                                                                           --------            --------
Loss from continuing operations before extraordinary item
 and cumulative effect of accounting change                                 (10,187)            (13,400)

Loss on discontinued operations                                                   -              (4,000)
Extraordinary gain on retirement of Notes                                         -               1,890
Cumulative effect of change in method of accounting                               -              (1,534)
                                                                           --------            --------
Net loss                                                                   $(10,187)           $(17,044)
                                                                           ========            ========
Basic and diluted loss per share:
    Loss from continuing operations                                        $  (0.13)              (0.17)
    Loss on discontinued operations                                               -               (0.05)
    Extraordinary gain on retirement of Notes                                     -                0.02
    Cumulative effect of change in method of accounting                           -               (0.02)
                                                                           ========            ========
Basic and diluted net loss per share applicable to
    Common Stockholders                                                       (0.13)              (0.22)
                                                                           ========            ========
Shares used in Basic and Diluted per share computation                       80,703              77,302
                                                                           ========            ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                               Three Months Ended March 31,
                                                                                                   2001           2000
                                                                                               ------------   -------------
Cash flows from operating activities:
 Net loss                                                                                        $(10,187)       $(17,044)
 Adjustments to reconcile net loss to net cash used in operating activities:
   (Gain) loss on sale of subsidiaries                                                             (9,814)          3,510
   Depreciation                                                                                     2,568           2,755
   (Gain) Loss on disposal of property and equipment                                                 (183)          1,074
   Amortization of goodwill and other intangible assets                                               740           1,564
   Amortization of stock warrants                                                                     159             476
   Gain on exchange of convertible notes                                                                -          (1,890)
   Loss on disposal of discontinued operations                                                          -           4,000
   Cumulative effect of change in method of accounting                                                  -           1,534
   Inventory valuation and other charges                                                           10,000               -
   Accounts receivable valuation charge                                                            11,600               -
Changes in assets and liabilities:
   Accounts receivable                                                                             11,914             (75)
   Inventory                                                                                        1,150          (8,684)
   Prepaid expenses and other assets                                                                   54           5,164
   Goodwill and other intangible assets                                                                 -           1,194
   Accounts payable                                                                               (16,218)          4,478
   Accrued employee benefits                                                                        1,095             433
   Other accrued liabilities                                                                       (2,136)         (1,166)
                                                                                                 ---------      ---------
     Net cash provided by (used in) operating activities                                              742          (2,677)
                                                                                                 ---------      ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                                           (1,650)         (2,819)
   Cash paid on disposal of discontinued operations                                                     -          (2,000)
   Proceeds from sale of subsidiary                                                                 12,088          1,035
                                                                                                 ---------      ---------
     Net cash provided by (used in) investing activities                                            10,438         (3,784)
                                                                                                 ---------      ---------
Cash flows from financing activities:
   Payments on note payable                                                                        (11,033)       (11,557)
   Proceeds from the issuance of common stock, net of expenses                                           -         43,776
   Proceeds from Employee Stock Purchase Plan                                                          440              -
   Proceeds from exercise of stock options and warrants                                                  -          6,406
   Proceeds from long-term obligations                                                                   -             60
   Proceeds from payments on notes receivable                                                          137              -
   Payments under capital lease obligations                                                           (129)           (82)
                                                                                                 ---------      ---------
     Net cash provided by (used in) financing activities                                           (10,585)        38,603
                                                                                                 ---------      ---------
   Effect of exchange rate changes on cash                                                              96           (487)
   Net increase in cash and cash equivalents                                                           691         31,655
   Cash and cash equivalents at the beginning of the period                                         27,541         11,629
                                                                                                 ---------      ---------
   Cash and cash equivalents at the end of the period                                            $  28,232      $  43,284
                                                                                                 =========      =========

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                             (In thousands, unaudited)

                                                                           Three Months Ended March 31,
                                                                              2001              2000
                                                                           ----------        ----------
Supplemental cash flow disclosures:
  Cash paid for income taxes                                                 $    -            $  283
                                                                             ------            ------
  Cash paid for interest                                                     $  173            $  982
                                                                             ------            ------
  Exchange of Convertible Subordinated Notes for Common Stock                $    -            $7,017
                                                                             ------            ------
    Notes receivable from sale of subsidiary                                 $1,500            $    -
                                                                             ------            ------

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

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 2001, and the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000. These consolidated financial statements should be read in conjunction with the Company's audited 2000 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

  2. NET LOSS PER SHARE

  For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. Because losses were incurred in the first quarter of 2001 and 2000, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

  3.  RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

  Effective January 1, 2000, the Company revised its method of accounting associated with revenue recognition for sales of equipment as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company previously recognized revenue upon shipment of product, provided no significant obligations remained and collection was reasonably assured. This policy was changed to recognition upon transfer of title and risk of loss, which is generally upon shipment of the product provided no significant obligations remain and collection is reasonably assured. In accordance with SAB No. 101, the Company recorded a non-cash charge of approximately $1.5 million ($1.5 million, after tax) on January 1, 2000 to account for the cumulative effect of this change in method of accounting.

  The cumulative effect of this change in method of accounting primarily resulted from one contract where revenue had historically been recognized upon shipment, however, under the terms of the underlying contract, title did not transfer until subsequent receipt of payment. Under the Company's revised revenue recognition method, revenue relating to such sales is deferred until title transfers. As a result of this, approximately $12.0 million in revenue and $10.5 million in related costs originally recognized in 1999 were deferred and primarily re-recognized in the first quarter of 2000.

  4.  SALE OF SUBSIDIARY

  On February 7, 2001, the Company sold RT Masts Limited, its U.K. services subsidiary, to SpectraSite Transco, for approximately $12 million in cash, an additional $750,000 in a 6-month escrow account, and a $750,000 note receivable due in 2008 with interest due annually at LIBOR. RT Masts is primarily engaged in providing site preparation, installation, and maintenance of wireless broadband radio systems for cell phone services providers in the UK. RT Masts provided approximately $20 million in revenues to P-Com's consolidated operations in 2000 and approximately $1.8 million in revenue in the first quarter of 2001 up to the date of sale, and has historically been included as a component of the Company's Service sales segment.

  5.  BORROWING ARRANGEMENTS

  The Company entered into a revolving line of credit in January 2000 for $12 million. A portion of the proceeds of the January 2000 equity and this debt financing was used to repay the company's outstanding indebtedness of approximately $27 million under its previous revolving line of credit agreement. On January 31, 2001, the Company paid off and terminated the revolving line of credit agreement.

  On March 29, 2001, the Company and Foothill Capital Corporation entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum and are secured by our cash deposits, receivables, inventories, equipment, and intangibles. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable. At March 31, 2001, there were no outstanding borrowings under the Loan and Security Agreement. Due to effect of the bankruptcy filing by one of the Company's customers (See Note 6) on the Company's results of operations for the quarter ended March 31, 2001, the Company was in default as to certain financial covenants in the Agreement as of the end of the quarter. Under an amendment to the Loan and Security Agreement, Foothill Capital Corporation has waived the Events of Default as of March 31, 2000.

  6.  CUSTOMER BANKRUPTCY

  On April 18, 2001, Winstar Communications Inc., the Company's largest customer, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. This filing resulted in certain effects on the Company's first-quarter financial statements. The total impact on the Company's first-quarter pre-tax earnings was $21.6 million in charges to operations, which consists of $11.6 million for establishing reserves against receivables on account and $10 million for restating customer specific inventories to their estimated net realizable value and expense related to non-cancellable purchased commitments for work in progress related to Winstar. On the condensed consolidated statement of operations, the $10 million is reflected as a charge included in product cost of sales and the $11.6 million is reflected under "Receivable valuation charge".

  7.  BALANCE SHEET COMPONENTS

Inventory consists of the following (in thousands of dollars):

                                                               (unaudited)
                                                                March 31,     December 31,
                                                                  2001           2000
                                                              -------------  -------------
Raw materials                                                   $ 40,606      $ 36,366
Work-in-process                                                   16,517        20,757
Finished goods                                                    25,140        25,155
Inventory at customer sites                                        4,192         6,550
                                                              ------------   ------------
                                                                  86,455        88,828
Less:  Inventory reserves                                        (29,498)      (25,990)
                                                              ------------   ------------
                                                                $ 56,957      $ 62,838
                                                              ============   ============

Other accrued liabilities consist of the following (in thousands):

                                                                 (unaudited)
                                                                  March 31,      December 31,
                                                                    2001             2000
                                                                 ------------  ---------------
Deferred revenue                                                  $  6,234         $ 11,920
Deferred contract obligation                                         8,000            8,000
Purchase commitment                                                 13,487            6,687
Accrued warranty                                                     4,823            6,323
Other                                                                8,373            5,106
Income taxes payable                                                   273            1,566
Lease obligations                                                    1,428            1,428
Interest payable                                                       519              208
                                                                  -----------      --------
                                                                  $ 43,137         $ 41,238
                                                                  ===========      ========

  8.  SEGMENT REPORTING

  For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131. The Company has determined that there are two reportable segments:
Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization primarily located in the United States (and, until February 7, 2001, in the United Kingdom), which provides program management, engineering, procurement and maintenance elements of path design and system installation for the wireless telecommunications networks between central office and customer premise locations over wireline and wireless facilities.

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

The following tables in condensed form show the results of the operations of the Company's operating segments (in $000):

                                                      For Three Months Ended
                                                             March 31
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
Sales                                               $ 43,610         $ 49,044
  Product                                             15,564           11,415
  Service                                           --------         --------
                                                    $ 59,174         $ 60,459
Total                                               ========         ========


Income (loss) from continuing operations:           $(10,773)        $(17,654)
  Product                                                586              610
  Service                                           --------         --------
Total                                               $(10,187)        $(17,044)
                                                    ========         ========

The breakdown of sales by geographic customer destination is (in $000):


                                 For Three Months Ended
                                       March 31
                              --------------------------

                                2001             2000
                                ----             ----

North America                 $ 28,206         $ 27,426
United Kingdom                  20,991           21,861
Europe                             921            3,374
Africa                           1,475                -
Asia                             6,714            3,255
Other Geographic Regions           867            4,543
                              --------         --------
                              $ 59,174         $ 60,459
                              ========         ========


  9.   COMPREHENSIVE LOSS

  Comprehensive loss is comprised of net income and the currency translation adjustment. Comprehensive loss was $10.3 million and $17.5 million for the three months ended March 31, 2001 and 2000, respectively.

 10.   CONTINGENCIES

  The Company is a defendant in a consolidated state-court class action lawsuit in which the plaintiffs are alleging various securities laws violations by the Company and certain of its officers and directors. The plaintiffs are seeking unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. While management believes the action is without merit and is defending this action vigorously, these proceedings are at an early stage and the Company is unable to speculate on the ultimate outcomes. However, the ultimate results could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the 10-Q expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, our Form S-3 Registration Statements declared effective by the Securities and Exchange Commission in 2000, and other documents filed by us with the Securities and Exchange Commission.

Overview

  We supply equipment and services to access worldwide telecommunications networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, we offer program management, engineering, procurement, installation and maintenance elements of the telecommunications networks between central office and customer premise locations over wireline and wireless facilities.

  The telecommunications equipment industry is experiencing a significant worldwide slowdown. Our largest customer, Winstar Communications Inc., declared bankruptcy on April 18, 2001. Other customers are deferring or canceling orders. We are actively attempting to reduce our expenses to respond to our lowered expectation of revenues. Among other things, we are reducing our product segment personnel by approximately 20%, and have enacted salary reductions.

  On February 7, 2001, we completed the divestiture of RT Masts, Ltd. for approximately $12 million cash, an additional $750,000 in a six-month escrow deposit plus a long-term note receivable from the purchaser of $750,000. We realized a book gain of $9.8 million from the sale of the stock of RT Masts.

  On March 29, 2001, we entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum or Prime (reference rate plus 0.5% to 1.0% and are secured by our cash deposits, receivables, inventories, equipment, and intangibles. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable.

Results of Operations

  Sales. For the three months ended March 31, 2001, total sales were approximately $59.2 million, compared to $60.5 million for the same period in the prior year. The decrease in total sales was primarily due to decreased product sales to domestic CLEC (Competitive Local Exchange Carriers) customers, offset by increased contract work received by our United States based service unit.

  Product sales for the first quarter 2001 decreased approximately $5.4 million or 11.1% compared to the first quarter 2000. Product sales represented approximately 73.7% and 81.1% of sales in the three months ended March 31, 2001 and 2000, respectively. Excluding the $12.0 million SAB 101 adjustment in 2000, Point-to-Point product sales increased by approximately $7.5 million or 29% from approximately $26.1 in the first quarter of 2000 to approximately $33.6 million in the first quarter of 2001 due to an increase in domestic Point-to-Point unit shipments.

  In addition, product sales from the Point-to-Multipoint (PMP) product for the first quarter of 2001 were approximately $3.5 million, compared to $5.1 million in the first quarter of 2000. Sales of PMP were attributable to non US based customers. Point-to-Multipoint sales have not increased at a rate which we anticipated, primarily due to the continuing viability of our and our competitors' Point-to-Point products, which are less costly options to our customers. Sales for the Spread Spectrum product line for the three months ended March 31, 2001 and 2000 were approximately $4.1 million and $5.1 million, respectively.

  Service sales for the three months ended March 31, 2001 increased approximately $4.1 million or 36% from the comparable period in the prior year. Services sales represented 26% and 19% of total sales in the first quarter 2001 and 2000, respectively. The increased sales levels were primarily due to expanding markets for our United States based service group for installation of P-COM radio units and system design and installation for wireline telephone service providers in an expanded geographical area. 2001 service sales included only a partial period of sales from RT Masts Limited, our United Kingdom service unit, which we sold on February 7, 2001.

  During the three-month period ended March 31, 2001 and 2000, two customers accounted for a total of 32% and 33% of our sales, respectively. Winstar sales for the period ended March 3, 2001 and 2000 were 10% and less than 1% respectively. Winstar sales were 28% of total sales for fiscal year 2000.

  During the three months ended March 31, 2001, we generated approximately 50% of our sales in the United States. During the same period in 2000, we generated 35% of our sales in the United States. However, for all of 2000, 56% of our sales were domestic.

  Many of our largest customers use our product and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the worldwide slowdown in the telecommunications industry is significantly affecting our customers and us.

  Gross Profit. Before the effect of charges related to Winstar Communications Inc., gross profit for the three months ended March 31, 2001 and 2000, was $16.9 million and $13.1 million, respectively, or 29% and 22% of sales, respectively. Service business gross profit as a percentage of service sales was approximately 24% and 27% for the three months ended March 31, 2001 and 2000, respectively. This variance in the service business is due to the specific mix of jobs completed in the individual quarters.

  After the effect of charges related to Winstar Communications Inc., gross profit for the three months ended March 31, 2001 and 2000, was $6.9 million and $13.1 million, respectively, or 12% and 22% of sales, respectively. For the three-month periods ended March 31, 2001 and 2000, product gross profit as a percent of product sales was 7% and 20% respectively. This decline was primarily due to the $10 million charge related to the Winstar specific inventory on hand and on order. Service gross profits as a percentage of service sales were not affected by the effects of the Winstar bankruptcy filing.

  Research and Development. For the three months ended March 31, 2001 and 2000, research and development (R&D) expenses were approximately $5.3 million and $6.4 million, respectively. As a percentage of sales, research and development expenses decreased from 10.6% for the three months ended March 31, 2000 to 9% for the three months ended March 31, 2001. The percentage decrease is caused by the timing of specific R&D program spending and the relative development costs of different products.

  Selling and Marketing. For the three months ended March 31, 2001 and 2000, sales and marketing expenses were $2.3 million and $3.1 million, respectively. As a percentage of sales, selling and marketing expenses decreased from 5% for the three months ended March 31, 2000 to 4% for the three months ended March 31, 2001. The decrease in expenses is partly due to a change in the commission plan and closing of some international sales offices in the third and fourth quarters of 2000.

  General and Administrative. For the three months ended March 31, 2001 and 2000, general and administrative expenses were $18.5 million and $8.7 million, respectively. As a percentage of sales, general and administrative expenses increased from 14% to 31% for the three months ended March 31, 2001 and 2000, respectively. The increase is due to an $11.6 million receivable valuation reserve related to the Winstar Communications Inc., bankruptcy filing. Excluding the reserve, general and administrative expenses were $6.9 million in 2001, down $1.8 million from the comparative quarters in 2000. The decrease is partially due to lower legal and accounting service charges in the first quarter of 2001.

  Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 5 to 20 years. For the three months ended March 31, 2001 and 2000, goodwill amortization was approximately $0.7 and $1.6 million, respectively. The reduction relates to lower intangible asset levels carried on the Company's balance sheets following the sale of non-core subsidiary businesses in early 2000, and write-down of excess goodwill taken in the second quarter of 2000.

  Interest Expense. For the three months ended March 31, 2001 and 2000, interest expense was $0.6 million and $1.6 million, respectively. The reduction of interest expense was due to the expiration and payoff of our line of credit in January of 2001. Interest expense for the quarter consisted primarily of interest and fees incurred on borrowings under our bank line of credit and interest on the principal amount of our subordinated 4 1/4% convertible promissory Notes due 2002. There was no significant change in our underlying interest rates between periods.

  Other income (expense), net. For the three-month period ended March 31, 2001, other income, net, totaled $0.9 million compared to a net loss of $4.8 million in the comparable three-month period in 2000. In 2000, the expenses are primarily driven by foreign currency translation effects arising from the increased strength of the U.S. dollar against the Euro and the British Pound. The income in 2001 is related to higher investment income from higher available cash levels and an earn out royalty payment related to the sale of our Technosystems subsidiary in early 2000.

  Gain on sale of subsidiary. On February 7, 2001, we completed the divestiture of RT Masts, Ltd. for approximately $12 million in cash, an additional $750,000 in a six-month escrow deposit plus a long-term note receivable from the purchaser of $750,000. We realized a book gain of $9.8 million from the sale of the stock of RT Masts Ltd. The original acquisition was accounted for as a pooling of interests.

  Discontinued operations. In August of 1999, we decided to divest our broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation. In February 2000, we completed the disposal of Technosystem and recorded an additional loss of $4 million.

  Extraordinary Item. In January 2000, we exchanged an aggregate of 677,000 shares of our Common Stock with a fair market value of $5.1 million for an aggregate of $7.0 million principal amount of our Notes. This transaction resulted in an extraordinary gain of $ 1.9 million.

  Provision (Benefit) for Income Taxes. The Company's provision for income tax for the three months ended March 31, 2001 and 2000 was $234,000 and $283,000, respectively. The provisions were primarily related to state and foreign taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

  During the three-month period ended March 31, 2001, we generated approximately $0.7 million of cash in operating activities, primarily due to the fact that our net loss of $10.2 million included $21.6 million of non-cash charges related to receivables and inventories and the accrual of other liabilities related to the Winstar bankruptcy. Other significant contributions to cash flow from operations for the quarter were (1) the gain recognized on sale of the RT Masts, Limited subsidiary of $9.8 million, (2) cash generated through net reduction of inventories, primarily Point-to-Multipoint finished goods of approximately $1.1 million, (3) depreciation and amortization of $3.3 million, (4) receivable reduction net of the effect of the Winstar issue of $11.9 million through strong collection results during the quarter, offset by a net reduction in payables and other accrued liabilities of approximately $18.3 million, which resulted from our ability to maintain key vendor payments within terms and a slowdown of new payable balances-occurring in the period as a result of reduced orders from domestic CLEC customers.

  During the three-month period ended March 31, 2000, we used approximately $2.6 million of cash in operating activities, primarily due to the net loss of $17.0 million and the non-cash gain on exchange of Notes of $1.9 million offset by non-cash charges for the loss on disposal of subsidiaries and discontinued operations of $7.5 million. In addition, we experienced increases in operating cash flow from non-cash depreciation and amortization of $4.3 million, and an increase in accounts payable of $4.5 million and, a decrease in prepaid expenses of $5.2 million, offset by an increase in inventories of $8.7 million.

  During the three-month period ended March 31, 2001, we generated $10.4 million cash from investing activities. We used approximately $1.6 million cash through the acquisition of property and equipment, offset by proceeds from the disposal of RT Masts Limited of approximately $12 million.

  During the three-month period ended March 31, 2001, we used approximately $10.6 million for financing activities. Most notably, we paid off our bank loan in the amount of $11.0 million.

  During the three-month period ended March 31, 2000, we used approximately $3.8 million in investing activities primarily for the acquisition of property and equipment and payments made related to the disposal of subsidiaries.

  During the three-month period ended March 31,2000, we retired approximately $7.0 million of our 4 1/4% Convertible Subordinated Notes ("Notes") through the issuance of approximately 677,000 shares of Common Stock. This non-cash exchange resulted in an extraordinary gain of approximately $1.9 million.

  During three-month period ended March 31, 2000, we generated approximately $38.6 million from financing activities. We repaid approximately $27 million of borrowings under our bank line of credit and borrowed $12 million under a new loan agreement. The loan matured on January 31, 2001, and was paid off. In addition we received approximately $43.8 million in net proceeds from a private placement of approximately 7.5 million shares of Common Stock in January 2000.

  As of March 31, 2001 our principal sources of liquidity consisted of approximately $28.2 million of cash and cash equivalents and borrowings available under our new banking line of credit. Although we were in default of covenants under the line of credit at March 31, 2001, the bank has granted a waiver of these conditions as of that date, therefore our borrowing ability under the credit facility is currently intact at March 31, 2001. At December 31, 2000, we had approximately $27.5 million in cash and cash equivalents.

  The Company does not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

  Several recent quarters have resulted in large losses. We are evaluating various additional alternatives to improve liquidity and working capital. These alternatives include the sale of additional stock and the divestiture of certain business assets. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required. We are attempting to enhance our liquidity position during the worldwide telecommunications industry slowdown by reducing expenses wherever possible. Among other cost reduction initiatives, we have reduced our product business personnel by approximately 20% and have reduced salaries. Preservation of liquidity during the slowdown is a higher priority than market share gains.

CERTAIN FACTORS AFFECTING THE COMPANY


Worldwide Industry Slowdown

  A worldwide slowdown in the telecommunications equipment is affecting our customers and, therefore, us. Our customers are deferring, calling back, or canceling orders. In addition, our accounts receivable and inventory values can be jeopardized if our customers experience financial distress. We took large valuation charges in the first quarter of 2001 because our largest customer, Winstar Communications Inc., declared bankruptcy on April 18, 2001. 10% of our sales in the first quarter of 2001 were to Winstar.

Small Player in Large Market

  We do not have the customer base or other resources of more established companies, which makes it more difficult for us to address the liquidity and other challenges we face.

  Although we have installed and have in operation over 105,000 radio units globally, we have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by older, more developed companies, which would provide a base for optimal financial performance from which to launch strategic initiatives and withstand business reversals and downturns. In addition, we have not built up the level of working capital often enjoyed by more established companies, so from time to time we may face serious challenges in financing our continued operation. We may not be able to successfully address these risks.

Additional Capital Requirements

  Our future capital requirements will depend upon many factors, including the timing of the end of the industry-wide slowdown, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt (including Notes which come due November 1, 2002) could also severely limit our ability to raise additional financing. In addition, given the recent price for our common stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

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

Rapid Technological Change

  Rapid technological change, frequency of new product introductions and enhancements, product obsolescence, changes in end-user requirements and period-to-period demand, and evolving industry standards characterize the communications market. The Company's ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. Recently, we have been developing a new generation of Point-to-Point systems, and Spread Spectrum radios. Any success in developing new and enhanced systems and related tools will depend upon a variety of factors. Such factors include:

  .  new product development to meet market demand;

  .  integration of various elements of complex technology;

  . timely and efficient implementation of manufacturing and assembly processes at turnkey suppliers and manufacturing cost reduction programs for existing product lines;

  . development and completion of related system tools, performance, quality and reliability; and

  .  timely and efficient completion of system design.

  Moreover, we may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related tools. For example, to date, revenue generated through the sales of Point-to-Multipoint systems has not met original expectations.

  Also, errors and system failures could be found in our products after commencement of commercial quantity shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment.

History of Losses

  From inception to March 31, 2001, we generated an accumulated deficit of approximately $229.1 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $229.1 million at March 31, 2001 was due primarily to net losses of $62.5 million in 1998, $103.0 million in 1999, $70.0 million in 2000, and $10.2 million in the first quarter of 2001.

  The decline in product prices has had a significant downward impact on our gross margin over the past three years, particularly in its Point-to-Point radio systems line. Additionally, slow sales in the Point-to-Multipoint product line in the second half of 2000 and early 2001 resulted in lower margins on this line than had been forecasted for higher sales unit levels. We expect low demand and pricing pressures to continue for the next several quarters and also expect pricing pressures from the slowing U.S. economy in 2001 to affect gross margins. Our ability to drive down cost of producing radio units will be a key issue in the remainder of the year.

Customer Concentration

  For the quarter ended March 31, 2001, approximately 180 customers accounted for substantially all of our sales. Sales to Winstar accounted for 10% of sales; Our largest customer accounted for 17% of our sales in this period. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the economy in general. The bankruptcy filing by Winstar will have a significant impact on sales for the remainder of 2001 in relation to comparable periods in 2000.

  Many of our major customers are located outside the United States, primarily in the United Kingdom and the Pacific Rim. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which the Company cannot supply in terms of long-term financing.

  If our customers cannot finance their purchases of our products or services, this may materially adversely affect the Company's business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for our products and services. Both current customers and potential future customers in the telecommunications industry have, from time to time, reportedly undergone financial difficulties and may therefore limit their future orders or find it difficult to pay our billings to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of our products or services, may materially adversely affect the Company's business. Some difficulties of this nature, such as the recent Winstar bankruptcy filing, have occurred in the past and we believe they can occur in the future.

  Finally, acquisitions in the communications industry are common, which further concentrates the customer base and may cause some orders to be delayed or cancelled.

Fluctuations in Operating Results

  We have experienced and will continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of its current and potential customers is complex and lengthy. As a result, the timing and amount of sales is often difficult to predict reliably. The sale and implementation of its products and services generally involves a significant commitment of senior management, as well as its sales force and other resources. The sales cycle for its products and services typically involve technical evaluation and commitment of cash and other resources and delays often occur. Delays are frequently associated with, among other things:

  . customers' seasonal secular) purchasing and budgetary cycles, as well as their own buildout schedules;

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

Shipment delays

  Due to logistics of production and inventory, a delay in a shipment near the end of a particular quarter for any reason may cause sales in a particular quarter to fall significantly below our and stock market analysts' expectations. A single customer's order scheduled for shipment in a quarter can represent a large portion of our potential sales for the quarter. Such delays have occurred in the past due to, for example, unanticipated shipment rescheduling, cancellations or deferrals by customers, competitive and economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers and failure to receive anticipated orders. We cannot determine whether similar or other delays might occur in the future, but expect that some or all of such problems might recur.

Uncertainty in Telecommunications Industry

  Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. Any failure to reduce actual costs to the extent anticipated when an order is received (or anticipated) substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect our gross margin for such orders. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs or valuation charges , such as occurred in 2000 and again in the first quarter of 2001.

  Global economic conditions have had a depressing effect on sales levels in past years, particularly in 1998. The soft economy and slowdown in telecommunications capital spending in early 2001 in the U.S. market may again have a significant depressing effect on the sales levels to be attained by us during the remainder of 2001.

Inventory

  Our customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires us to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs in the second quarter of 1999 and 2000, as well as the inventory related write-off in the current quarter.

Expenses

  Magnifying the effects of any sales shortfall, a material portion of the Company's operating expenses is fixed and difficult to reduce should sales not meet expectations. Although we are taking steps to reduce our operating expenses during the current business downturn, there is no assurance that such steps may be significant enough our timely enough to prevent further deterioration of our business.

Volatility of Operating Results

  If we or our competitors announce new products, services and technologies, it could cause customers to defer or cancel purchases of its existing systems and services. Additional factors have caused and will continue to cause the

Company's performance to vary significantly from period to period. These factors include:

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

  . variations in the mix of systems sold and services provided, as margins from service revenues are typically lower than margins from product sales;

  .  operating and new product development expense levels incurred;

  .  product sales discounts;

  .  accounts receivable collection issues;

  .  changes in its pricing or customers' or its suppliers' pricing;

  .  inventory write-downs and obsolescence;

  . market acceptance by customers and timing of availability of new products and services provided by us or our competitors;

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

  .  general economic and political conditions; and

  .  natural disasters.

  All of the above factors are difficult for us to forecast, and any of them could materially adversely affect our business, financial condition and results of operations.

  Because of all of the foregoing factors, in some future quarter or quarters our operating results may be below those projected by public market analysts, and the price of our common stock may continue to be materially adversely affected. Because of lack of order visibility and the current trend of order delays, deferrals and cancellations, we cannot assure that we will be able to achieve or maintain our current or recent historical sales levels.

Contract Manufacturers and Limited Sources of Supply

  Our internal manufacturing capacity is very limited. We use contract manufacturers in large part to produce our systems, components and subassemblies and expect to rely increasingly on these manufacturers in the future. We also rely on outside vendors to manufacture certain other components and subassemblies. Our internal manufacturing capacity and that of our contract manufacturers may not be sufficient to fulfill its orders. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business, financial condition and results of operations.

  In addition, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers.

  Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have experienced an inability to obtain an adequate supply of finished products and required components and subassemblies. As a result, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. We do not have long-term supply agreements with most of our manufacturers or suppliers. We have experienced problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Some suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance would require us to seek alternative sources of supply, or to manufacture finished products or components and subassemblies internally. As manufacture of our products and certain of our components and subassemblies is an extremely complex process, finding and educating new vendors could delay our ability to ship its systems.

Management of Growth

  To maintain a competitive market position, we are required to continue to invest resources for growth. Currently, we are devoting significant resources to the development of new products and technologies and is continuously conducting evaluations of these products. We will continue to invest additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide any necessary marketing and administration to service and support bringing these products to commercial production stage. Accordingly, in addition to the effect our recent performance has had on gross profit margin and inventory levels, our gross profit margin and inventory management may be further adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. Start-up costs may include additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. Additional inventory on hand for new product development and customer service requirements also increases the risk of further inventory write-downs if such products do not gain reasonable market acceptance at normal gross profit margin. Although we, through monitoring our operating expense levels relative to business plan revenue levels, try to maintain a given level of operating results, there are many market condition changes which have and may continue to challenge our ability to maintain given levels of operating expenses to revenue ratios.

  Expansion of our operations and acquisitions in prior periods have caused and continue to impose a significant strain on our management, financial, manufacturing and other resources and have from time to time disrupted our normal business operations. Our ability to manage any possible future growth may depend upon significant expansion of our executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements or replacements to inventory and management systems designed to help control and monitor inventory levels and other operating decision criteria. In particular, we must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of our employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. We cannot be certain that attempts to manage or expand our marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. We must efficiently coordinate activities in our companies and facilities in Italy, the United Kingdom, California, Florida, Virginia, and elsewhere. We have experienced difficulties due to the integration of acquired businesses utilizing differing business and accounting systems, currencies, and a variety of unique customs, cultures, and language barriers.

  Any failure to coordinate and improve systems, procedures and controls, including improvements relating to inventory control and coordination with our subsidiaries, at a pace consistent with the our business, could cause continued inefficiencies, additional operational expenses and inherent risks, greater risk of billing delays, inventory write-downs and financial reporting difficulties.

  A significant ramp-up of production of products and services could require us to make substantial capital investments in equipment and inventory, in recruitment and training additional personnel and possibly in investment in additional manufacturing facilities. If undertaken, we anticipate these expenditures would be made in advance of increased sales. In such event, gross margins would be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities.

Decline in Selling Prices

  We believe that average selling prices and possibly gross margins for our systems and services will tend to decline in both the near and the long term relative to the point at which a product is initially marketed and priced. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition. To offset declining average selling prices, we believe it must take a number of steps, including:

  .  successfully introducing and selling new systems on a timely basis;

  . developing new products that incorporate advanced software and other features that can be sold at higher average selling prices; and

  . reducing the costs of its systems through contract manufacturing, design improvements and component cost reduction, among other actions.

  If we cannot develop new products in a timely manner or fail to achieve increase sales of new products at a higher average selling price, then we would be unable to offset declining average selling prices. If we are unable to offset declining average selling prices, our gross margins will decline.

Accounts Receivable

  We are subject to credit risk in the form of trade accounts receivable. We could be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. Our current credit policy on customers both domestically and internationally requires letters of credit and/or significant advance payments for those customers deemed to be a high risk and open credit levels for customers which are deemed creditworthy and have a history of timely payments with us. Our current credit policy typically allows payment terms between 30 and 120 days depending upon the customer and the economic norms of the region. We could have difficulties in receiving payment in accordance with our policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. In 2000, we recorded charges of $0.7 million. In the current quarter, we recorded charges of $11.6 million, related to the receivable from Winstar. Similar write-offs may occur in the future, which could have a further material adverse effect on our business, financial condition and results of operations.

Product Quality, Performance and Reliability

  Customers require very demanding specifications for quality, performance and reliability. We have limited experience in producing and manufacturing systems and contracting for such manufacture. As a consequence, problems may occur with respect to the quality, performance and reliability of our systems or related software tools. If such problems occur, we could experience increased costs, delays or cancellations or rescheduling of orders or shipments, delays in collecting accounts receivable and product returns and discounts. If any of these events occur, it would have a material adverse effect on our business, financial condition and results of operations.

Market Acceptance

  Our future operating results depend upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the United States and internationally.
The volume and variety of wireless telecommunications services or the markets for and acceptance of such services may not continue to grow as expected. The growth of such services may also fail to create anticipated demand for its systems. Because these markets are relatively new, predicting which segments of these markets will develop and at what rate these markets will grow is difficult. In addition to its other products, we have recently invested significant time and resources in the development of Point-to-Multipoint radio systems. If the licensed millimeter wave, spread spectrum microwave radio or Point-to-Multipoint microwave radio market and related services for our systems fails to grow, or grows more slowly than anticipated, our business, financial condition and results of operations will be materially adversely affected. As noted, an industry-wide slowdown has occurred, and Point-to-Multipoint sales have not met our original expectations.

  Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditure levels. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner. Moreover, one potential application of our technology is the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter such other segments.

  Certain current and prospective customers are delivering services and features that use competing transmission media such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, we must offer systems with superior price/performance characteristics and extensive customer service and support. Additionally, we must supply such systems on a timely and cost-effective basis, in sufficient volume to satisfy such prospective customers' requirements and otherwise overcome any reluctance on the part of such customers to transition to new technologies. Any delay in the adoption of our systems may result in prospective customers using alternative technologies in their next generation of systems and networks.

  Prospective customers may not design their systems or networks to include our systems. Existing customers may not continue to include our in their products, systems or networks in the future. Our technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of our currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect it. Also, industry technical standards may change or, if emerging standards become established, we may not be able to conform to these new standards in a timely and cost-effective manner.

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

  We may also compete in the future with other market entrants offering competing technologies. Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have recently developed new competitive radio systems, and new technology featuring laser-based millimeter-wave delivery is now on the marketplace.

  The principal elements of competition in its market and the basis upon which customers may select our systems include price, performance, software functionality, ability to meet delivery requirements, and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. We expect competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by our competitors could cause a decline in sales or loss of market acceptance of its systems. New offerings could also make our systems, services or technologies obsolete or non-competitive. In addition, we are experiencing significant price competition and expects such competition to intensify.

  We believe that to be competitive, we will need to expend significant resources on, among other items, new product development and enhancements. In marketing our systems and services, we will compete with vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. We may not be able to compete successfully in the future.

Uncertainty in International Operations

  In doing business in international markets, we face economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States. The majority of the Company's sales to date have been made to customers located outside of the United States.

  Historically, our international sales have been denominated in British pounds sterling or United States dollars. Certain of our international sales are denominated in other foreign currencies, including Italian lira (P-Com Italia). A decrease in the value of foreign currencies relative to the United States dollar could result in decreased margins from those transactions if such decreases are not hedged. For international sales that are United States dollar-denominated, such a decrease could make our systems less price-competitive if competitors choose to price in other currencies.

 Additional risks are inherent in our international business activities. Such risks include:

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

  .  difficulty in accounts receivable collections; and

  .  political and economic instability.

  In addition, many of our customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in its ability to enforce our rights under such agreements and to collect damages, if awarded.

  In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to such markets. The successful expansion of our international operations in certain markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in targeted regions. The failure to establish regional or local relationships or to successfully market or sell its products in international markets could limit its ability to expand operations. Our inability to identify suitable parties for such relationships, or even if such parties are identified to form and maintain strong relationships with them, could prevent us from generating sales of products and services in targeted markets or industries. Moreover, even if such relationships are established, we may be unable to increase sales of products and services through such relationships.

  Some of our potential markets include developing countries that may deploy wireless communications networks as an alternative to the construction of a limited wired infrastructure. These countries may decline to construct wireless telecommunications systems or construction of such systems may be delayed for a variety of reasons. If such events occur, any demand for our systems in these countries will be similarly limited or delayed. Also, in developing markets, economic, political and foreign currency fluctuations may be even more volatile than conditions in developed areas. Such volatility could have a material adverse effect on our ability to develop or continue to do business in such countries.

  Countries in the Asia/Pacific, African, and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for products, the availability and supply of product components to us and, ultimately, our consolidated results of operations.

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

  Each country's regulatory process differs. To operate in a jurisdiction, we must obtain regulatory approval for our systems and comply with differing regulations. Regulatory bodies worldwide continue to adopt new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by us and our customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require us to modify its products and services and incur substantial costs to comply with such regulations and changes.

  In addition, we are also affected by domestic and international authorities' regulation of the allocation and auction of the radio frequency spectrum. Equipment to support new systems and services can be marketed only if permitted by governmental regulations and if suitable frequency allocations are auctioned to service providers. Establishing new regulations and obtaining frequency allocation at auction is a complex and lengthy process. If PCS operators and others are delayed in deploying new systems and services, we could experience delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on our results. In addition, delays in the radio frequency spectrum auction process in the United States could delay our ability to develop and market equipment to support new services.

  We operate in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting our development efforts and those of our customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on our business, financial condition and results of operations. We may also find it necessary or advisable to modify our systems and services to operate in compliance with such regulations. Such modifications could be expensive and time-consuming.

Class Action Litigation

  In September and October 1998, several class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired our Common Stock between April 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of its officers and directors. The complaints seek un-quantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

  On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On June 30, 2000 the Superior Court of California issued a notice of ruling certifying this matter as a class action.

  Although the litigation is being conducted actively, it is still at an early stage and we are unable to speculate as to ultimate outcomes. An unfavorable outcome could have a material adverse effect on our business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in our favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management.

Protection of Proprietary Rights

  We rely on a combination of patents, trademarks, trade secrets, copyrights and other measures to protect our intellectual property rights. We generally enter into confidentiality and nondisclosure agreements with service providers, customers and others to limit access to and distribution of proprietary rights. We also enter into software license agreements with customers and others. However, such measures may not provide adequate protection for our trade secrets or other proprietary information for a number of reasons.

  Any of our patents could be invalidated, circumvented or challenged, or the rights granted thereunder may not provide competitive advantages to us. Any of our pending or future patent applications might not be issued within the scope of the claims sought, if at all. Furthermore, others may develop similar products or software or duplicate our products or software. Similarly, others might design around the patents owned by us, or third parties may assert intellectual property infringement claims against us. In addition, foreign intellectual property laws may not adequately protect our intellectual property rights abroad. A failure or inability to protect proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

  Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce patents, copyrights and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of proprietary rights of others or to defend against claims of infringement or invalidity. Litigation, even if wholly without merit, could result in substantial costs and diversion of resources, regardless of the outcome. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims could be asserted in the future and such assertions may materially adversely affect the Company. If any claims or actions are asserted against us, we may seek a license under a third party's intellectual property rights. However, such a license may not be available under reasonable terms or at all.

Personnel Turnover

  We have experienced and may continue to experience employee turnover due to several factors, including an expanding economy within the geographic area in which we maintain our principal business offices. Such turnover could adversely impact its business. We are presently addressing these issues and have instituted solutions designed to provide performance incentives and thereby retain employees. The loss of any key employee, the failure of any key employee to perform in his or her position, our inability to attract and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could all materially adversely affect our business.

Volatility of Stock Price

  In recent years, the stock market in general, and the market for shares of small capitalization, technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of individual affected companies. We believe that factors such as announcements of developments related to our business, announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, including sales to our customers, sales of our common stock into the public market, including by members of management, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in our market or markets served by our customers or the economy, could cause the price of our common stock to fluctuate, sometimes reaching extreme and unexpected lows. The market price of our Common Stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Debt

  As of March 30, 2001, our total indebtedness including current liabilities in approximately $94.3 million and our stockholders equity $85.3 million. As of April 30, 2001, our total indebtedness including current liabilities was approximately $91.9 million and our stockholders' equity was approximately $83.4 million. Our ability to make scheduled payments of the principal and interest on indebtedness will depend on future performance, which is subject in part to economic, financial, competitive and other factors beyond our control. Our $29 million outstanding principal amount of convertible subordinated notes matures on November 1, 2002. As of April 30, 2001, we have no borrowings outstanding under our current working capital bank line of credit. There can be no assurance that we will be able to make payments on our debt in the future.

Dividends

  We have never declared or paid cash dividends on our common stock, and we anticipate that any future earnings will be retained for investment in the business. Any payment of cash dividends in the future will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, extent of indebtedness and contractual restrictions with respect to the payment of dividends.

Change of Control Inhibition

  Our stockholder rights ("poison pill") plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law, may have a significant effect in delaying, deferring or preventing a change in control of us and may adversely affect the voting and other rights of other holders of common stock.

  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any other preferred stock that may be issued in the future, including the Series A junior participating preferred stock that may be issued pursuant to the stockholder rights ("poison pill") plan, upon the occurrence of certain triggering events. In general, the stockholder rights plan provides a mechanism by which the share position of anyone that acquires 15% or more (20% or more in the case of the State of Wisconsin Investment Board and Firsthand Capital Management) of the Common Stock, without the approval of our Board of Directors, will be substantially diluted. Future issuance of stock or any additional preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

  For financial risk related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2000 as well as the risks detailed above in the present document.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         No material developments in previously reported proceedings.


ITEM 2.  CHANGES IN SECURITIES.

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Due to the valuation charges recorded in the quarter ended March 31, 2001, the Company was in default of certain financial covenants under its existing senior working capital Loan and Security Agreement with Foothill Capital Corporation. Foothill Capital Corporation has agreed to waive the Event of Default as of March 31, 2001 under an Amendment to the Loan and Security Agreement dated May 15, 2001, through preserving the Company's borrowing-rights under this Agreement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION.  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

          4.10 Amended and Restated Rights Agreement, dated as of January 24, 2001, between the Company and Fleet National Bank. (Incorporated by reference to Form 8-K filed on May 1, 2001.)

          10.86 Agreement dated February 7, 2001 among P-Com, Inc., P-Com Network Services Limited, and SpectraSite Transco Communications Limited. (Incorporated by reference to Form 8-K filed on February 15, 2001 for an event of February 7, 2001.)

      (b) Reports on Form 8-K.

          Report on Form 8-K (Item 5) was filed on February 15, 2001 with regard to an event of February 7, 2001: The sale of RT Masts to SpectraSite Transco Communications Limited.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      P-COM, INC.


Date: May 14, 2001

                                      By:  /s/ George P. Roberts
                                           ---------------------
                                           George P. Roberts
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
                                           (Duly Authorized Officer)


Date: May 14, 2001

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

EXHIBIT LIST


4.10 Amended and Restated Rights Agreement, dated as of January 24, 2001, between the Company and Fleet National Bank. (Incorporated by reference to Form 8-K filed on May 1, 2001.)


10.86 Agreement dated February 7, 2001 among P-Com, Inc., P-Com Network Services Limited, and SpectraSite Transco Communications Limited. (Incorporated by reference to Form 8-K filed on February 15, 2001 for an event of February 7, 2001.)


10.88 Amendment Number One to Loan and Security Agreement and Waiver with Foothill Capital Corporation dated May 15, 2001.