Form 10-Q/A
period 2001-03-31
P COM INC
filed 2001-05-21
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________
                                Amendment No. 1
                                      to
                                   FORM 10-Q


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

  6.  CUSTOMER BANKRUPTCY

  On April 18, 2001, Winstar Communications Inc., the Company's largest customer, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. This filing resulted in certain effects on the Company's first-quarter financial statements. The total impact on the Company's first-quarter pre-tax earnings was $21.6 million in charges to operations, which consists of $11.6 million for establishing reserves against receivables on account and $10 million for reducing customer specific inventories to their estimated net realizable value and expense related to non-cancellable purchase commitments for work in progress related to Winstar. On the condensed consolidated statement of operations, the $10 million is reflected as a charge included in product cost of sales and the $11.6 million is reflected under "Receivable valuation charge".

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

The following tables in condensed form show the results of the operations of the Company's operating segments (in $000):

                                                      For Three Months Ended
                                                             March 31
                                                    -------------------------
                                                      2001             2000
                                                    --------         --------
Sales                                               $ 43,610         $ 49,044
  Product                                             15,564           11,415
  Service                                           --------         --------
                                                    $ 59,174         $ 60,459
Total                                               ========         ========


Income (loss) from continuing operations:           $(20,556)        $ (7,317)
  Product                                                586              610
  Service                                           --------         --------
Total                                               $(19,970)        $ (6,707)
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

  During three-month period ended March 31, 2000, we generated approximately $38.6 million from financing activities. We borrowed $12 million under a new loan agreement. The loan matured on January 31, 2001, and was paid off. In addition we received approximately $43.8 million in net proceeds from a private placement of approximately 7.5 million shares of Common Stock in January 2000.

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

Debt

  As of March 31, 2001, our total indebtedness including current liabilities in approximately $94.3 million and our stockholders equity $85.3 million. As of April 30, 2001, our total indebtedness including current liabilities was approximately $91.9 million and our stockholders' equity was approximately $83.4 million. Our ability to make scheduled payments of the principal and interest on indebtedness will depend on future performance, which is subject in part to economic, financial, competitive and other factors beyond our control. Our $29 million outstanding principal amount of convertible subordinated notes matures on November 1, 2002. As of April 30, 2001, we have no borrowings outstanding under our current working capital bank line of credit. There can be no assurance that we will be able to make payments on our debt in the future.

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


Date: May 21, 2001

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


Date: May 21, 2001

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