Form 10-Q
period 2001-06-30
P COM INC
filed 2001-08-13
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

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

              Yes [X]   No [ ]

As of August 7, 2001, there were 84,818,204 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 29 pages of which this is page 1. The Exhibit Index appears on page 29.

                                  P-COM, INC.
                               TABLE OF CONTENTS

                                                                                                        Page
PART I.         FINANCIAL INFORMATION                                                                  Number
                ---------------------                                                                  ------
   Item 1       Condensed Consolidated Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of June 30, 2001
                and December 31, 2000.................................................................      3

                Condensed Consolidated Statements of Operations for the three
                months and six months ended June 30, 2001 and 2000....................................      4

                Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 2001 and 2000..........................................................      5

                Notes to Condensed Consolidated Financial Statements..................................      7

   Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................................     11

  Item 3        Quantitative and Qualitative Disclosure about Market Risk.............................     26

PART II.        OTHER INFORMATION
                -----------------

   Item 1       Legal Proceedings.....................................................................     27

   Item 2       Changes in Securities.................................................................     27

   Item 3       Defaults Upon Senior Securities.......................................................     27

   Item 4       Submission of Matters to a Vote of Security Holders...................................     27

   Item 5       Other Information.....................................................................     27

   Item 6       Exhibits and Reports on Form 8-K......................................................     27

Signatures............................................................................................     28

PART I - FINANCIAL INFORMATION

ITEM 1.
                                  P-COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              JUNE 30,
                                                                2001               DECEMBER 31,
                                                            (unaudited)                2000
                                                            -----------            ------------
ASSETS
Current assets:
Cash and cash equivalents                                    $  22,241              $  27,541
Accounts receivable, net                                        24,910                 63,458
Inventory                                                       52,580                 62,838
Prepaid expenses and other assets                                9,001                 13,668
                                                             ---------              ---------
Total current assets                                           108,732                167,505
Property and equipment, net                                     21,373                 23,166
Goodwill and other assets                                       24,015                 25,548
                                                             ---------              ---------
                                                             $ 154,120              $ 216,219
                                                             =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                             $  11,740              $  36,093
Other accrued liabilities                                       26,918                 35,678
Deferred contract obligations                                    8,000                  8,000
Notes payable                                                        -                 10,911
                                                             ---------              ---------
Total current liabilities                                       46,658                 90,682
                                                             ---------              ---------
Other long-term liabilities                                      1,032                    991
Convertible Subordinated Notes                                  29,299                 29,299
                                                             ---------              ---------
Total liabilities                                               76,989                120,972
                                                             ---------              ---------
Stockholders' equity:
Common Stock                                                         8                      8
Additional paid-in capital                                     316,878                316,515
Accumulated deficit                                           (239,262)              (218,922)
Accumulated other comprehensive loss                              (493)                (2,354)
                                                             ---------              ---------
Total stockholders' equity                                      77,131                 95,247
                                                             ---------              ---------
                                                             $ 154,120              $ 216,219
                                                             =========              =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                               JUNE 30,                            JUNE 30,
                                                                     ------------------------             ------------------------
                                                                         2001          2000                 2001            2000
Sales:
Product                                                              $ 15,231        $ 37,936             $ 58,841        $ 86,980
Service                                                                12,014          11,994               27,578          23,409
                                                                     --------        --------             --------        --------
Total sales                                                            27,245          49,930               86,419         110,389
                                                                     --------        --------             --------        --------
Cost of sales:
Product                                                                14,978          50,468               55,381          89,536
Service                                                                 8,542           8,844               20,393          17,130
                                                                     --------        --------             --------        --------
Total cost of sales                                                    23,520          59,312               75,774         106,666
                                                                     --------        --------             --------        --------
Gross profit                                                            3,725          (9,382)              10,645           3,723
Gross margin                                                               14%            -19%                  12%              3%

Operating expenses:
   Research and development/engineering                                 5,372           5,168               10,674          11,566
   Selling and marketing                                                2,262           3,580                4,608           6,680
   General and administrative                                           4,657           6,997               11,588          15,699
   Receivable valuation charge                                              -               -               11,600               -
   Goodwill amortization                                                  711          16,564                1,422          18,176
                                                                     --------        --------             --------        --------
   Total operating expenses                                            13,002          32,309               39,892          52,121
                                                                     --------        --------             --------        --------
Operating expenses as a percentage of sales                              47.7%           64.7%                46.2%           47.2%

Loss from continuing operations                                        (9,277)        (41,691)             (29,247)        (48,398)

Interest expense                                                         (402)         (1,208)              (1,050)         (2,780)
Gain on sale of subsidiary                                                  -               -                9,814               -
Other income (expense), net                                              (100)          1,467                  751          (3,371)
                                                                     --------        --------             --------        --------
Loss from continuing operations before income taxes,
   extraordinary item and cumulative effect of accounting change       (9,779)        (41,432)             (19,732)        (54,549)
Provision for income taxes                                                374          10,809                  608          11,092
                                                                     --------        --------             --------        --------
Loss from continuing operations before extraordinary item
   and cumulative effect of accounting change                         (10,153)        (52,241)             (20,340)        (65,641)

Loss on discontinued operations                                             -               -                    -          (4,000)
Extraordinary gain on retirement of Notes                                   -               -                    -           1,890
Cumulative effect of change in method of accounting                         -               -                    -          (1,534)
                                                                     --------        --------             --------        --------
Net loss                                                             $(10,153)       $(52,241)            $(20,340)       $(69,285)
                                                                     ========        ========             ========        ========
Basic and diluted loss per share:
Loss from continuing operations                                        $(0.13)         $(0.68)              $(0.25)       $  (0.86)
Loss on discontinued operations                                             -               -                    -           (0.05)
Extraordinary gain on retirement of Notes                                   -               -                    -            0.02
Cumulative effect of change in method of accounting                         -               -                    -           (0.02)
                                                                     --------        --------             --------        --------
Basic and diluted net loss per share applicable to
Common Stockholders                                                    $(0.13)         $(0.68)              $(0.25)       $  (0.91)
                                                                     ========        ========             ========        ========
Shares used in Basic and Diluted per share computation                 80,740          77,086               80,685          76,279
                                                                     ========        ========             ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                   2001             2000
                                                                                  ------           ------
Cash flows from operating activities:
Net loss                                                                        $(20,340)        $(69,285)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss on sale of subsidiaries                                                (9,814)           1,260
Depreciation                                                                        6,042            6,011
(Gain) Loss on disposal of property and equipment                                     (36)           2,924
Amortization of goodwill and other intangible assets                                1,451            3,230
Amortization of stock warrants                                                        159              952
Valuation adjustment to deferred income taxes                                           -            9,858
Gain on exchange of convertible notes                                                   -           (1,890)
Loss on disposal of discontinued operations                                             -            4,000
Cumulative effect of change in method of accounting                                     -            1,534
Inventory valuation and other charge                                               10,000           17,053
Accounts receivable valuation charge                                               11,600                -
Accrued liability charges                                                               -            4,318
Write-off of goodwill                                                                   -           15,000
Changes in assets and liabilities:
Accounts receivable                                                                21,921           (8,928)
Inventory                                                                           4,821          (28,767)
Prepaid expenses and other assets                                                   4,662            3,528
Goodwill and other assets                                                              84            1,455
Accounts payable                                                                  (24,312)          11,141
Other accrued liabilities                                                          (9,772)             (76)
                                                                                 --------         --------
Net cash used in operating activities                                              (3,534)         (26,682)
                                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                              (2,497)          (5,127)
Proceeds from disposal of property and equipment                                        -              700
Cash paid on disposal of discontinued operations                                        -           (2,000)
Proceeds from sale of subsidiary                                                   12,088            2,485
                                                                                 --------         --------
Net cash provided by (used in) investing activities                                 9,591           (3,942)
                                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable                                                          (11,070)         (13,017)
Proceeds from the issuance of common stock, net of expenses                             -           43,776
Proceeds from Employee Stock Purchase Plan                                            440                -
Proceeds from exercise of stock options and warrants                                    -            7,125
Repayment from (issuance of) notes receivable                                         137             (250)
(Payments) Borrowings under capital lease obligations                              (1,053)             338
                                                                                 --------         --------
Net cash provided by (used in) financing activities                               (11,546)          37,972
                                                                                 --------         --------

                                  P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                         (In thousands, unaudited)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                          2001                    2000
                                                                        --------                --------
Effect of exchange rate changes on cash                                    189                    (695)
                                                                       -------                 -------

Net increase (decrease) in cash and cash equivalents                    (5,300)                  6,653

Cash and cash equivalents at the beginning of the period                27,541                  11,629
                                                                       -------                 -------
Cash and cash equivalents at the end of the period                     $22,241                 $18,282
                                                                       =======                 =======
Supplemental cash flow information:
Cash paid for income taxes                                             $    62                 $   385
                                                                       -------                 -------
Cash paid for interest                                                 $   861                 $ 1,327
                                                                       -------                 -------
Non-cash investing and financing activities:
Exchange of Convertible Subordinated Notes for Common Stock            $     -                 $ 7,017
                                                                       -------                 -------
Notes receivable from sale of subsidiary                               $ 1,500                 $     -
                                                                       -------                 -------
Equipment purchased under capital leases                               $ 1,815                 $     -
                                                                       -------                 -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  P-COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-COM, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 2001, and the results of their operations and their cash flows for the three and six months ended June 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the Company's audited 2000 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

2.  NET LOSS PER SHARE

  For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. Because losses were incurred for the three and six months ended June 30, 2001 and 2000, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

3. RECENT ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 2000, the Company revised its method of accounting associated with revenue recognition for sales of equipment as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company previously recognized revenue upon shipment of product, provided no significant obligations remained and collection was reasonably assured. This policy was changed to recognition upon transfer of title and risk of loss, which is generally upon shipment of the product provided no significant obligations remain and collection is reasonably assured. In accordance with SAB No. 101, the Company recorded a non-cash charge of approximately $1.5 million, after tax, on January 1, 2000 to account for the cumulative effect of this change in method of accounting.

  The cumulative effect of this change in method of accounting primarily resulted from one contract where revenue had historically been recognized upon shipment, however, under the terms of the underlying contract, title did not transfer until subsequent receipt of payment. Under the Company's revised revenue recognition method, revenue relating to such sales is deferred until title transfers. As a result of this, approximately $12.0 million in revenue and $10.5 million in related costs originally recognized in 1999 were deferred and re-recognized in 2000. Such revenue included for the three and six-month period ended June 30, 2001 was approximately $1.1 million and $10.5 million, respectively. Related cost of sales included for the three and six-month period ended June 30, 2000 was $1.1 million and $10.1 million, respectively.

  In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

4.   SALE OF SUBSIDIARY

  On February 7, 2001, the Company sold RT Masts Limited, its U.K. services subsidiary, to SpectraSite Transco, for approximately $12 million in cash, an additional $750,000 in a 6-month escrow account which was received on August 7, 2001, and a $750,000 note receivable due in 2008 with interest due annually at LIBOR. RT Masts was primarily engaged in providing site preparation, installation, and maintenance of wireless broadband radio systems for cell phone services providers in the UK. RT Masts provided approximately $20 million in revenues to P-Com's consolidated operations in 2000 and approximately $1.8 million in revenue in the first quarter of 2001 up to the date of sale, and has historically been included as a component of the Company's Service sales segment.

5.   BORROWING ARRANGEMENTS

  On March 29, 2001, we entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million with Foothill Capital Corporation. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum or Prime (Reference) Rate plus 0.5% to 1.0%, and are secured by our cash deposits, receivables, inventories, equipment, and intangibles. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable. At June 30, 2001, there were no outstanding borrowings under the Loan and Security Agreement.

6.   CUSTOMER BANKRUPTCY

  On April 18, 2001, Winstar Communications Inc., the Company's then largest customer, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The total impact on the Company's pre-tax earnings for the six months ended June 30, 2001 was $21.6 million in charges to operations, which consists of $11.6 million for establishing reserves against accounts receivables and $10 million for reducing the customer specific inventories to their estimated net realizable value and expense related to non-cancelable purchased commitments for work in progress related to Winstar. These charges were recorded in the three months ended March 31, 2001. On the condensed consolidated statement of operations, the $10 million charge is included in product cost of sales and the $11.6 million charge is reflected under "Receivable valuation charge".

7.   BALANCE SHEET COMPONENTS

     Inventory consists of the following (in thousands of dollars):

                                            JUNE 30,
                                              2001       DECEMBER 31,
                                           (UNAUDITED)       2000
                                           -------------------------
Raw materials                              $ 44,252       $ 36,366
Work-in-process                              12,641         20,757
Finished goods                               24,693         25,155
Inventory at customer sites                   1,072          6,550
                                        --------------------------
                                             82,658         88,828
Less:  Inventory reserves                   (30,078)       (25,990)
                                        --------------------------
                                           $ 52,580       $ 62,838
                                        ==========================

     Other accrued liabilities consist of the following (in thousands):

                                              JUNE 30,
                                                2001       DECEMBER 31,
                                             (UNAUDITED)       2000
                                             -----------   ------------
Deferred revenue                              $ 4,527       $11,920
Purchase commitment                             7,038         6,687
Accrued warranty                                3,942         6,323
Lease obligations                               2,095         1,428
Interest payable                                  208           208
Accrued employee benefits                       2,072         2,440
Other                                           7,036         6,672
                                              -------       -------
                                              $26,918       $35,678
                                              =======       =======

8.   SEGMENT REPORTING

  For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131. The Company has determined that there are two reportable segments:
Product Sales and Service Sales. The Product Sales segment consists of organizations with offices located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture, and/or market broadband access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization primarily located in the United States (and, until February 7, 2001, in the United Kingdom), which provides program management, engineering, procurement, and maintenance elements of path design, and system installation for the wireless telecommunications network between central office and customer premise locations over wireline and wireless facilities.

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

The following tables in condensed form show the results of the operations of the Company's operating segments (in $000):

                                                     FOR THREE MONTHS ENDED                  FOR SIX MONTHS ENDED
                                                             JUNE 30                                JUNE 30
                                                    -------------------------             -------------------------
                                                       2001             2000                2001             2000
                                                    --------         --------             --------         --------
Sales
Product                                             $ 15,231         $ 37,936             $ 58,841         $ 86,980
Service                                               12,014           11,994               27,578           23,409
                                                    --------         --------             --------         --------
Total                                               $ 27,245         $ 49,930             $ 86,419         $110,389
                                                    ========         ========             ========         ========
Income (loss) from continuing operations:
Product                                             $(10,544)        $(42,461)            $(31,100)        $(49,778)
Service                                                1,267              770                1,853            1,380
                                                    --------         --------             --------         --------
Total                                               $ (9,277)        $(41,691)            $(29,247)        $(48,398)
                                                    ========         ========             ========         ========

The breakdown of sales by geographic customer destination is (in $000):


                                          FOR THREE MONTHS ENDED                  FOR SIX MONTHS ENDED
                                                  JUNE 30                                JUNE 30
                                       ---------------------------             ---------------------------
                                         2001                2000                2001                2000
                                       -------             -------             -------            --------
North America                          $13,737             $32,627             $41,943            $ 60,053
United Kingdom                           5,582              11,474              26,573              33,335
Europe                                      95               1,564               1,016               4,938
Asia                                     5,046               2,800              13,235               6,055
Other Geographic Regions                 2,785               1,465               3,652               6,008
                                       -------             -------             -------            --------
                                       $27,245             $49,930             $86,419            $110,389
                                       =======             =======             =======            ========

9.  COMPREHENSIVE LOSS

  Comprehensive loss is comprised of net income and the currency translation adjustment. Comprehensive loss was $8.2 million and $52.5 million for the three months ended June 30, 2001 and 2000, respectively. Comprehensive loss was $18.5 million and $70.0 million for the six months ended June 30, 2001 and 2000, respectively.

10.  CONTINGENCIES

  The Company is a defendant in a consolidated state-court class action lawsuit in which the plaintiffs are alleging various securities laws violations by the Company and certain of its officers and directors. The plaintiffs are seeking unspecified damages based upon the decrease in market value of shares of the Company's Common Stock. The Company is unable to speculate on the ultimate outcome. However, the ultimate result could have a material adverse effect on the Company's results of operations or financial position either through the defense or results of such litigation.

11.  SUBSEQUENT EVENTS

  On July 31, 2001, the Company issued 3,797,468 new shares of Common Stock to an existing stockholder for $3 million.

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

OVERVIEW

  We supply equipment and services to access worldwide telecommunications networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, we offer program management, engineering, procurement, installation and maintenance elements of telecommunications networks between central office and customer premise locations over wireline and wireless facilities.

  The telecommunications equipment and services industry is experiencing a significant worldwide slowdown. Our largest customer, Winstar Communications Inc., declared bankruptcy on April 18, 2001. Other customers have deferred or cancelled orders. We are actively reducing our expenses to respond to our lowered expectation of revenues. Among other things, we are reducing our product business personnel by approximately 45%, lowering salaries, reducing contract personnel, reducing business travel levels, and consolidating the number of offices.

  On February 7, 2001, we completed the divestiture of RT Masts, Ltd. for approximately $12 million cash, an additional $750,000 in a six-month escrow deposit plus a long-term note receivable from the purchaser of $750,000. We realized a book gain of $9.8 million from the sale of the stock of RT Masts.

  On March 29, 2001, we entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million with Foothill Capital Corporation. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum or Prime (Reference) Rate plus 0.5% to 1.0%, and are secured by our cash deposits, receivables, inventories, equipment, and intangibles. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable.

  On July 31, 2001, we issued 3,797,468 new shares of Common Stock to an existing stockholder for $3 million.

RESULTS OF OPERATIONS

  Sales. For the three months ended June 30, 2001, total sales were approximately $27.2 million as compared to $49.9 million for the same period in the prior year. The 45.5% decrease in total sales was primarily due to decreased product sales to domestic CLEC (Competitive Local Exchange Carriers) customers. The worldwide market for telecommunications equipment has contracted substantially in the first six months of 2001, significantly affecting the Company and its direct competitors. This was offset by increased contract work received by our United States based service unit. For the six months ended June 30, 2001, total sales were approximately $86.4 million, compared to $110.4 million for the same period in the prior year.

  Product sales for the second quarter 2001 decreased approximately $22.7 million or 59.9% compared to the second quarter 2000. Excluding the effects of SAB 101 adjustment in 2000, Point-to-Point product sales decreased by approximately $18.4 million, or 77%, from approximately $23.9 in the second quarter of 2000 to approximately $7.3 million in the second quarter of 2001 due to a decrease in domestic Point-to-Point unit shipments, primarily to CLEC's, and the overall current decline in global spending for telecommunications equipment.

  Product sales from the Tel-Link Point-to-Multipoint (PMP) product for the second quarter of 2001 were approximately $4.9 million, a decrease of $0.6 million compared to the second quarter of 2000. The PMP market for the second quarter was almost entirely non-U.S. based. Point-to-Multipoint sales have not increased at a rate which we anticipated, primarily due to the slow adoption rate of the product by large system integrators and global telecommunications services sector operators. Sales for the Spread Spectrum product line for the three months ended June 30, 2001 and 2000 were approximately $2.5 million and $2.8 million, respectively.

  Product sales for the six months ended June 30, 2001 decreased approximately $28.1 million or 32.4% compared to the same period in 2000. The primary reason for the decrease was a reduction in United States CLECs' demand for Point-to-Point products. Product sales from the PMP product for the six months ended June 30, 2001 were approximately $8.4 million, compared to $9.5 million for the six months ended June 30, 2000. Sales of PMP were to non-domestic customers, primarily Pacific Rim areas. Sales for the Spread Spectrum product line for the six months ended June 30, 2001 and 2000 were approximately $6.6 million and $7.8 million, respectively. The lower level in 2001 follows the overall softness seen in telecommunications equipment markets globally.

  Service sales for the three months ended June 30, 2001 were $12.0 million, virtually the same as in the comparable period in the prior year. Services sales represented 44% and 24% of total sales in the second quarter 2001 and 2000, respectively. Service sales for the six months ended June 30, 2001 increased approximately $4.2 million or 17.8% from the comparable period in the prior year. The increased sales levels were primarily due to expanding markets for our United States based service group for installation of radio units and system design and engineering/maintenance programs for wireline telephone service providers in an expanded geographical area. 2001 service sales included only a partial period of sales from RT Masts Limited, our United Kingdom service unit, which we sold on February 7, 2001.

  During the three-month period ended June 30, 2001 and 2000, two and four customers, respectively, accounted for a total of 47.9% and 61.9% of our sales, respectively. During the six-month period ended June 30, 2001 and 2000, three customers accounted for a total of 46.6% and 44.8% of our sales, respectively. A major customer in the first quarter of 2001, Winstar, is bankrupt and is not expected to resume its orders.

  During the three months ended June 30, 2001, we generated approximately 50.4% of our sales in the United States. During the same period in 2000, we generated 65.3% of our sales in the United States. The services business comprised 87.5% of the current quarter's sales in the United States. This reflects both the weakness of United States product sales in 2001 and the relatively better acceptance of our PMP products in Asia.

  Many of our largest customers use our product and services to build telecommunications network infrastructures. These purchases represent significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the worldwide slowdown in the telecommunications equipment buildout levels significantly affected our operating results in the second quarter and first half of 2001.

  Gross Profit. For the six months ended June 30, 2001, gross profit excluding the effect of a $10 million charge related to Winstar was $20.6 million or 23.9% of sales. For the six months ended June 30, 2000, gross profit was $3.7 million or 3.4% of sales, primarily due to additional provisions for inventory-related issues of approximately $21.3 million. Gross profit for the three months ended June 30, 2001 was $3.7 million compared to a gross loss of $9.4 million during the same period in 2000, or 13.7% and -18.8% of sales, respectively. The 2000 periods were penalized by charges for $21.3 million, primarily for inventory write-downs. As a percentage of sales, service sales gross profit was approximately 29% and 24% for the three months ended June 30, 2001 and 2000, respectively. This improved gross margin is due primarily to a movement away from lower margin radio system installation work in 2001.

  After the effect of the charge related to Winstar Communications Inc., gross profit for the six months ended June 30, 2001 was $10.6 million or 12.3% of sales. For the three-month period ended June 30, 2001, product gross profit as a percent of product sales was 2%. Service gross profit as a percentage of service sales was not diminished by the effects of the Winstar bankruptcy filing.

  Research and Development. For the three months ended June 30, 2001 and 2000, research and development/engineering (R&D) expenses were approximately $5.4 million and $5.2 million, respectively. As a percentage of sales, research and development expenses increased from 10.4% for the three months ended June 30, 2000 to 19.7% for the three months ended June 30, 2001. For the six months ended June 30, 2001 and 2000, research and development expenses were approximately $10.7 million and $11.6 million, respectively. As a percentage of sales, research and development expenses increased from 10.5% for the six months ended June 30, 2000 to 12.4% for the six months ended June 30, 2001. The percentage increase is primarily caused by the lower dollar level of sales in the second quarter of 2001. Research and development expense as a percentage of sales continued to be significant due to a substantial level of final development effort on the new Encore Point-to-Point radios in preparation for commercial rollout later in 2001.

  Selling and Marketing. For the three months ended June 30, 2001 and 2000, selling and marketing expenses were $2.3 million and $3.6 million, respectively. As a percentage of sales, selling and marketing expenses increased from 7.2% for the three months ended June 30, 2000 to 8.3% for the three months ended June 30, 2001. For the six months ended June 30, 2001 and 2000, selling and marketing expenses were $4.6 million and $6.7 million, respectively. As a percentage of sales, selling and marketing expenses decreased from 6.1% for the six months ended June 30, 2000 to 5.3% for the six months ended June 30, 2001. The decrease in expenses is due to reduced travel costs and lower relative sales commissions in the United States and European markets.

  General and Administrative. For the three months ended June 30, 2001 and 2000, general and administrative expenses were $4.7 million and $7.0 million, respectively. As a percentage of sales, general and administrative expenses increased to 17% from 14%, due to the decline in sales levels when comparing the two periods. For the six months ended June 30, 2001 and 2000, including the $11.6 million receivable valuation charge, general and administrative expenses were $23.2 million and $15.7 million, respectively. As a percentage of sales, general and administrative expenses increased to 26.8% from 14.2% for the six months ended June 30, 2001 and 2000, respectively. The increase is due to an $11.6 million receivable valuation reserve related to the Winstar Communications Inc. bankruptcy filing, plus the effect of 2001's decline in sales levels. General and administrative expenses, not including the Winstar reserve charges, showed a decline of $4.1 million from the comparative period in 2000. The decrease is due to lower legal and accounting expenses in 2001, a 45% reduction in the headcount of the equipment business and lower traveling expenses.

  Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill currently recorded arose from the acquisition of our service business in 1997 ($17.4 million) and the acquisition of the Spread Spectrum product line in 1998 ($6.1 million). Goodwill is amortized on a straight-line basis over the period of expected benefit, ranging from 5 to 20 years. For the three months ended June 30, 2001 and 2000, goodwill amortization was approximately $0.7 and $16.6 million, respectively. For the six months ended June 30, 2001 and 2000, goodwill amortization was approximately $1.4 and $18.2 million, respectively. The reduction relates to lower intangible asset levels carried on the Company's balance sheets following the sale of non-core subsidiary businesses in early 2000, and write-offs of $15 million of
excess goodwill taken in the second quarter of 2000.   With the impending
adoption of FAS 142 on January 1, 2002, the Company will be required to perform a goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

  Interest Expense. For the three months ended June 30, 2001 and 2000, interest expense was $0.4 million and $1.2 million, respectively. For the six months ended June 30, 2001 and 2000, interest expense was $1.0 million and $2.8 million, respectively. The reduction of interest expense was due to the expiration and payoff of a bank line of credit in January of 2001. Interest expense for the 2001 second quarter consisted primarily of fees incurred on borrowings under our bank line of credit and interest on the principal amount of our subordinated 4- 1/4% convertible promissory Notes due November 2002. There was no significant change in our underlying interest rates between periods.

  Other Income (Expense), Net. For the three-month period ended June 30, 2001, other expense, net, totaled $0.1 million compared to $1.5 million other income in the comparable three-month period in 2000. Other expense in the second quarter of 2001 comprised primarily of foreign currency translation effects of $447,000 arising from the increased strength of the U.S dollar against the Euro and the British pound, offset by the investment income earned from cash deposits.

  For the six-month period ended June 30, 2001, other income, net, totaled $0.7 million compared to a net expense of $3.4 million in the comparable six-month period in 2000. Other income for the six-month period ended

June 30, 2001 was comprised primarily of an earn out royalty payment related to the sale of the Control Resources Corporation subsidiary in early 2000 and investment income from higher available cash balances, offset by foreign currency translation loss. The other expense in 2000 consisted of a net loss on the sale the Cemetel and Control Resources Corporation subsidiaries, and net losses related to the disposition and write-down of property and equipment.

  Gain on Sale of Subsidiary. On February 7, 2001, we completed the divestiture of RT Masts, Ltd. for approximately $12 million in cash, an additional $750,000 in a six-month escrow deposit plus a long-term note receivable from the purchaser of $750,000. We realized a book gain of $9.8 million from the sale of the stock of RT Masts Ltd.

  Discontinued Operations. In August of 1999, we decided to divest our broadcast equipment business, Technosystem S.p.A. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation. In February 2000, we completed the disposal of Technosystem and recorded an additional loss of $4 million.

  Extraordinary Item. In January 2000, we exchanged an aggregate of 677,000 new shares of our Common Stock with a fair market value of $5.1 million for an aggregate of $7.0 million principal amount of our outstanding 4- 1/4% convertible promissory Notes. This transaction resulted in an extraordinary gain of $1.9 million.

  Provision (Benefit) for Income Taxes. The Company's provision for income tax for the three months ended June 30, 2001 and 2000 was $0.4 million and $10.8 million, respectively. The Company's provision for income tax for the six months ended June 30, 2001 and 2000 was $0.6 million and $11.1 million, respectively. The provisions were primarily related to state and foreign taxes payable and a $9.8 million valuation reserve taken in the second quarter of 2000 against deferred tax assets such as net operating loss carryforwards in 2000. In 2000, the expense related primarily to a change in the valuation allowance of $9.8 million.

LIQUIDITY AND CAPITAL RESOURCES

  During the six-month period ended June 30, 2001, we used approximately $3.5 million of cash in operating activities, primarily due to the net loss of $20.3 million and non-cash gain on sale of a subsidiary of $9.8 million, offset by $21.6 million non-cash write-off for receivables and inventories and the accrual of other liabilities related to the Winstar bankruptcy. In addition, there was an increase in cash flow resulting from net reduction of inventory at customer sites and finished good inventories totalling approximately $5.9 million, primarily in Point-to-Point products, and non-cash depreciation and amortization totaling $7.5 million, reduction of prepaid expenses and other assets of $4.6 million, and receivable reduction net of the effect of the Winstar issue of $21.9 million offset by a net reduction in payables and other accrued liabilities of approximately $34.1 million, which resulted from our ability to maintain key vendor payments within terms, and a slowdown of new payable balances occurring in the period as a result of reduced orders from domestic CLEC customers.

  During the six-month period ended June 30, 2001, a net $9.6 million was provided from investing activities. We received $12 million for the sale of the RT Masts business in February 2001 and invested approximately $2.5 million in capital equipment in the same period.

  During the six-month period ended June 30, 2001, approximately $11.5 million was used for financing activities. We paid off a bank loan in the amount of $11.0 million. We also made capital lease payments of $1 million in the period.

  As of June 30, 2001, our principal sources of liquidity consisted of approximately $22.2 million of cash and cash equivalents, and borrowings available under our line of credit. We have not drawn on the line of credit at this time. At December 31, 2000, we had approximately $27.5 million in cash and cash equivalents. The primary reasons for the lower cash position are Winstar's bankruptcy and our significantly lower sales levels. We were not able to curtail operating expenses in a similar ratio. It is possible that the cash position may continue to deteriorate not withstanding cost-cutting measures taken if the sales levels continue to fall near term.

  The Company does not have any material commitments for purchases of capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase or decrease manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

  Several recent quarters have resulted in large losses. We are taking measures to enhance our liquidity position during the worldwide telecommunications industry slowdown by reducing expenses. Current cost reduction initiatives include reducing our equipment business personnel by approximately 45%, implementing across the board salary reductions, and combining physical facilities. Preservation of liquidity during the slowdown is a higher priority than market share gains. We are evaluating various additional alternatives to improve liquidity and working capital. These alternatives include the sale of additional stock and the divestiture of certain business assets. On July 31, 2001, we received $3 million from the sale of 3,797,468 shares of newly issued Common Stock to an existing shareholder group at a premium to market price. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all, when required. Our ability to obtain additional financing on acceptable terms could seriously change the Company's business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

CERTAIN FACTORS AFFECTING THE COMPANY

WORLDWIDE INDUSTRY SLOWDOWN

  A worldwide slowdown in the telecommunications equipment and services sector is affecting us. Customers, specifically systems operators and integrated system providers, are deferring, calling back, or canceling orders, and, in general, not building out additional infrastructure at this time. In addition, our accounts receivable and inventory levels and stability can be jeopardized if our customers experience financial distress. In the second quarter, many large telecommunications equipment manufacturers reduced or eliminated their estimates of product sales levels for the remainder of 2001. We took large valuation charges and other write-offs in the first quarter of 2001 because our largest customer, Winstar Communications Inc., declared bankruptcy on April 18, 2001. 10% of our sales in the first quarter of 2001 were to Winstar. Our services business' largest customer began a slowdown and deferment of previously committed work orders as of the end of the second quarter. We do not think our own product sales levels can likely recover while an industry-wide slowdown persists.

SMALL PLAYER IN LARGE MARKET

  We do not have the customer base or other resources of more established companies, which makes it more difficult for us to address the liquidity and other challenges we face, especially during an industry-wide slowdown.

  Although we have installed and have in operation over 105,000 radio units globally, we have not developed the kind of large strategic supplier relationships with a broad base of customers of a type enjoyed by other worldwide suppliers of comparable products, which would provide a base for optimal financial performance from which to launch strategic initiatives and withstand business downturns such as the current one. In addition, we have not built up the level of working capital often enjoyed by more established companies, so from time to time we may face serious challenges in financing our continued operation. We may not be able to successfully address these risks.

NASDAQ DELISTING NOTICE

  The Company received a letter of notice dated June 20, 2001 from the Nasdaq National Market stating that due to our bid price levels remaining under the $1 level for thirty consecutive trading days, the Company is therefore on notice that it could be subject to a delisting procedure should the bid price continue to remain under the $1 level for an additional 90-day period, unless our stock attains a bid price of $1 or more for a period of ten consecutive days during such 90-day period. This period would culminate on September 18, 2001. Management has instituted a solicitation of shareholders for approval of a reverse stock split calling for one share of newly issued Common Stock to be issued in place of each five shares of existing stock as of the date at which the reverse stock split is effected. It is expected that a reverse stock split would result in us attaining the $1 bid price objective. Under existing Nasdaq rules, the passage of the previously noted 90-day period does not automatically revoke the Company's current listing status. Further appeal, involving management presentation of facts, business issues, and plans to a Nasdaq-designated review board are additional steps which may be taken to further delay or stop the delisting process. Should the Company's stock at some point be delisted from the Nasdaq National Market, the Company's stock could still be traded electronically on the OTC Bulletin Board. However, this alternative could result in a less liquid market available for existing and potential shareholders to exchange shares of the Company's stock and could ultimately further depress the trading price of the Company's Common Stock.

ADDITIONAL CAPITAL REQUIREMENTS

  Our future capital requirements will depend upon many factors, including the timing of the end of the industry-wide slowdown, development costs of competitive new products and related software, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing relationships, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt (including $29.9 million of principal amount of Notes which come due November 1, 2002) could also severely limit our ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders will result.

  If adequate funds are not available, we may be required to attempt to restructure or refinance our debt or delay, scale back or eliminate our research and development or manufacturing programs. We may also need to attempt to obtain funds through arrangements with partners or others that may require us to sell off or relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition and depress or further erode our stock price.

RAPID TECHNOLOGICAL CHANGE

  Rapid technological change, frequency of new product introductions and enhancements, product obsolescence, changes in end-user requirements and interperiod demand, and evolving industry standards characterize the communications market. Our ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. We are marketing a new generation of more efficient Point-to-Point systems in the third quarter of 2001, and are completing market testing of a new Spread Spectrum line of radios. Any success in developing additional new and enhanced systems and related software tools will depend upon a variety of factors. Such factors include:

 . ability of such products to meet market demand;

 . integration of various elements of complex technology;

 . timely and efficient implementation and oversight of manufacturing and assembly processes at turnkey suppliers and manufacturing cost reduction programs for existing product lines;

 . development and completion of related system tools, performance, quality and reliability; and

 . timely and efficient completion of system design.

  Moreover, we may not be successful in selecting, developing, manufacturing and creating adequate levels of market demand for new systems or enhancements. For example, to date, revenue generated through the sales of Point-to-Multipoint systems has not met original expectations and the introduction of the new Point-to-Point product line encountered several market rollout plan delays.

  Also, errors and system failures could be found in our products after commencement of commercial quantity shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment under warranty programs offered.

HISTORY OF LOSSES

  From inception to June 30, 2001, we generated an accumulated deficit of approximately $239.2 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $239.2 million at June 30, 2001 resulted from net losses of $62.5 million in 1998, $103.0 million in 1999, $70.0 million in 2000, and $20.3 million for the six-month period ended June 30, 2001.

  The decline in product prices, as product lines mature and are subjected to technical obsolescence in a competitive market, has had a significant downward impact on our gross margin over the past three years, particularly the Tel-Link Point-to-Point radio systems line. Additionally, slow sales in the Point-to-Multipoint product line in the second half of 2000 and early 2001 resulted in lower margins on this line than had been forecasted for higher sales unit levels. We expect low demand and pricing pressures to continue for the next several quarters and also expect pricing pressures from the slowing U.S. economy in 2001 to affect gross margins. Our ability to drive down cost of producing radio units will be a key issue for the remainder of this year.

CUSTOMER CONCENTRATION

  For the quarter ended June 30, 2001, approximately 150 customers accounted for substantially all of our sales. Two customers accounted for 47.9% of sales in the period. Our largest single customer accounted for 35.8% of our sales in the period. Our ability to maintain or increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the economy in general. The bankruptcy filing by Winstar will have a significant impact on sales for the remainder of 2001 in relation to comparable periods in 2000. The relatively small number of potential customers for broadband wireless radio products can mean that the loss of such a significant customer suddenly will have at least a short run depressing effect on results of operations.

  Many of our major customers, except those from our services business, are located outside the United States, primarily in the United Kingdom and the

Pacific Rim. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks and the lack of such financing in 2001 has curtailed buildouts in 2001. The Company does not possess the resources to provide such long-term financing. If our customers cannot finance their purchases of our products or services, this may materially adversely affect our business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for our products and services. Both current customers and potential future customers in the telecommunications industry have, from time to time, undergone financial difficulties and may therefore limit their future orders or find it difficult to pay our billings to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of our products or services, may materially adversely affect our business. Some difficulties of this nature, such as the recent Winstar bankruptcy filing, have occurred in the past and we believe they can occur in the future.

  During a slowdown, with many suppliers pursuing relatively few active customers, there is likely to be pressure on the pricing of products and services such as ours. This could put pressure on our gross margins and further deteriorate our profitability.

  Finally, acquisitions in the telecommunications industry are common, which further concentrates the customer base and may cause some orders to be delayed or cancelled.

FLUCTUATIONS IN OPERATING RESULTS

  We have experienced and will continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of our current and potential customers is complex and lengthy. As a result, the timing and amount of sales is often difficult to predict reliably. The sale and implementation of our products and services generally involve a significant commitment of senior management, as well as our sales force and other resources. The sales cycle for our products and services typically involve technical evaluation and commitment of cash and other resources and delays often occur. Delays are frequently associated with, among other things:

 . customers' seasonal purchasing and budgetary cycles, as well as their own buildout schedules;

 . compliance with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies;

 . compliance with governmental or other regulatory standards, including frequency allocation processes;

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

UNCERTAINTY IN TELECOMMUNICATIONS INDUSTRY

  In light of the recent severe downturn in the telecommunications markets and the related pullback in many cases of previously available vendor financing funds, many newer or startup service providers have limited financial resources to complete major infrastructure projects. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders for products and services such as ours. In certain situations such service providers may be forced to cease operations or operate under bankruptcy law protection. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. Any failure to reduce actual costs to the extent anticipated when an order is received (or anticipated) substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect our gross margin for such orders. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs or valuation charges, such as occurred in 1999, 2000 and again in the first quarter of 2001.

  Global economic conditions have had a depressing effect on prior years' sales levels, particularly in 1998. A slowdown in global telecommunications capital spending in the first half of 2001 has again had a depressing effect on our sales levels.

INVENTORY

  Our customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires us to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs in the second quarter of 1999 and 2000, as well as the inventory-related write-off in the first fiscal quarter of 2001. We will be required to continuously evaluate the ultimate realization of existing inventory lines, particularly during the current downturn, and a combination of market conditions and accounting rules covering such carrying values could result in additional valuation reserves applied to existing inventories.

EXPENSES

  Magnifying the effects of any sales shortfall, a material portion of the Company's operating expenses is fixed and difficult to reduce quickly enough to offset rapid sales decline levels. Although we are reducing our operating expenses during the current business downturn, there is no assurance that such steps may be significant enough or timely enough to prevent further deterioration of our business.

VOLATILITY OF OPERATING RESULTS

  If we or our competitors announce new products, services and technologies, it could cause customers to defer or cancel purchases of our existing systems and services. Additional factors have caused and will continue to cause the Company's performance to vary significantly from period to period. These factors include:

 .  new product introductions and enhancements and related costs;

 . weakness in emerging-country markets, resulting in overcapacity;

 . weakness in United States CLEC markets;

 . ability to manufacture and produce sufficient volumes of systems and meet customer requirements;

 . manufacturing efficiencies and costs;

 . customer holds on placing orders due to the impact of actions of competitors;

 . significant customers filing for bankruptcy protection under bankruptcy laws;

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

  Because of all of the foregoing factors, in some future quarter or quarters, our operating results may be below those projected by public market analysts, and the price of our common stock may continue to be materially adversely affected. Because of lack of order visibility and the current trend of order delays, deferrals and cancellations, we cannot assure that we will be able to achieve or maintain our current or recent historical sales levels.

CONTRACT MANUFACTURERS AND LIMITED SOURCES OF SUPPLY

  Our internal manufacturing capacity is very limited. We employ a strategy of using contract manufacturers in large part to produce our systems, components and subassemblies and expect to rely increasingly on these manufacturers in the future. We also rely on outside vendors to manufacture certain other components and subassemblies. Our internal manufacturing capacity and that of our contract manufacturers may not be sufficient to fulfill its orders. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business and its reputation, financial condition and results of operations.

  In addition, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers.

  Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have experienced an inability to obtain an adequate supply of finished products and required components and subassemblies. As a result, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. We do not have long-term supply agreements with most of our manufacturers or suppliers. We have experienced problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Some suppliers have relatively limited financial and other resources, particularly in distressed market periods. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance would require us to seek alternative sources of supply, or to manufacture finished products or components and subassemblies internally. As manufacture of our products and certain of our components and subassemblies is an extremely complex process, finding and educating new vendors could delay our ability to ship its systems.

MANAGEMENT OF GROWTH

  To maintain a competitive market position, we are required to continue to invest resources for growth. Currently, we are devoting significant resources to the development of new products and technologies and continuously conducting evaluations of these products. We will continue to invest resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide any necessary marketing and administration to service and support bringing these products to commercial production stage. Accordingly, in addition to the effect our recent performance has had on gross profit margin and inventory levels, our gross profit margin and inventory management may be further adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. Start-up costs may include additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations. Additional inventory on hand for new product development and customer service requirements also increases the risk of further inventory write-downs if such products do not gain reasonable market acceptance at normal gross profit margin. Although we, through monitoring our operating expense levels relative to business plan revenue levels, try to maintain a given level of operating results, there are many market condition changes which have challenged and may continue to challenge our ability to maintain comparative levels of operating expenses to revenue ratios period to period.

  Expansion of our operations and acquisitions in prior periods, coupled with more recent contractions, has caused and continues to impose a significant strain on our management, financial, manufacturing and other resources and has, from time to time, disrupted our normal business operations. Our ability to manage any possible future growth may depend upon significant expansion of our executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements or replacements to inventory and management systems designed to help control and monitor inventory levels and other operating decision criteria. In particular, we must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of our employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. We cannot be certain that attempts to manage or expand our marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. We must efficiently coordinate activities in our companies and facilities in Italy, the United Kingdom, the Pacific Rim, California, Florida, Virginia, and elsewhere.

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

DECLINE IN SELLING PRICES

  We believe that average selling prices and possibly gross margins for our systems and services will tend to decline in both the near and the long term relative to the point at which a product is initially marketed and priced. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition, particularly during an industry-wide slowdown. To offset declining average selling prices, we believe we must continue initiatives such as:

 . successfully introducing and selling new systems on a timely basis;

 . developing new products that incorporate advanced software and other differentiated features that can be sold at higher average selling prices; and

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

ACCOUNTS RECEIVABLE

  We are subject to credit risk in the form of trade accounts receivable. We sometimes are unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. Our current credit policy on customers both domestically and internationally requires letters of credit and/or significant advance payments for those customers deemed to be a high risk and open credit levels for customers which are deemed creditworthy and have a history of timely payments with us. Our current credit policy typically allows payment terms between 30 and 120 days depending upon the customer and the economic norms of the region. We could have difficulties in receiving payment in accordance with our policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. In the first quarter of 2001, we recorded an $11.6 million charge related to the receivable from Winstar.
Similar write-offs may occur in the future, which could have a further material adverse effect on our business, financial condition and results of operations.

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

MARKET ACCEPTANCE

  Our future operating results depend upon the continued growth and increased availability and acceptance of microcellular, Personal Communication Networks
(PCN)/ Personal Communication Systems (PCS) and wireless local loop access telecommunications services in the United States and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of such services may not continue to grow as expected. The growth of such services may also fail to create anticipated demand for our systems. Because these markets are relatively new, predicting which segments of these markets will develop and at what rate these markets will grow is difficult. In addition to our other products, we have recently invested significant time and resources in the development of Point-to-Multipoint radio systems. As noted, an industry-wide slowdown has occurred, and Point-to-Multipoint sales have not met our original expectations.

  Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditure levels. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner whether due to general economic downturns or issues within specific organizations. Moreover, one potential application of our technology is the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter such other segments.

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

  Prospective customers may not design their systems or networks to include our systems. Existing customers may not continue to include our equipment in their products, systems or networks in the future. Our technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of our currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect us. Also, industry technical standards may change or, if emerging standards become established, we may not be able to conform to these new standards in a timely and cost-effective manner.

INTENSELY COMPETITIVE INDUSTRY

  The wireless communications market is intensely competitive. Our wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We are experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and some offer broader telecommunications product lines, and include Alcatel Network Systems, Marconi, DMC Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, SIAE, Siemens, and Western Multiplex Corporation.

  Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

  We may also compete in the future with other market entrants offering competing technologies. Some of our current and prospective customers have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have developed new competitive radio systems, and new technology featuring laser-based millimeter-wave delivery is now on the marketplace.

  The principal elements of competition in our market and the basis upon which customers may select our systems include price, performance, software functionality, ability to meet delivery requirements, and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. We expect competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by our competitors could cause a decline in sales or loss of market acceptance of our systems. New offerings could also make our systems, services or technologies obsolete or non-competitive. In addition, we are experiencing significant price competition and expect such competition to intensify, especially during the industry-wide downturn.

  We believe that to be competitive, we will need to expend significant resources on, among other items, new product development and enhancements, as well as incurring startup costs in our services business for expanded market coverage. In marketing our systems and services, we will compete with vendors employing other technologies and services that may extend the capabilities of their competitive products beyond their current limits, increase their productivity or add other features. We may not be able to compete successfully in the future.

UNCERTAINTY IN INTERNATIONAL OPERATIONS

  In doing business in international markets, we face economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States. The majority of the Company's sales in 2001 have been made to customers located outside of the United States.

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

 . potentially adverse tax consequences;

 . non-hedged foreign currency exchange fluctuations;

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

  In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to such markets. The successful expansion of our international operations in certain markets will depend on our ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in targeted regions. The failure to establish regional or local relationships or to successfully market or sell our products in international markets could limit our ability to expand operations. Our inability to identify suitable parties for such relationships, or even if such parties are identified to form and maintain strong relationships with them, could prevent us from generating sales of products and services in targeted markets or industries. Moreover, even if such relationships are established, we may be unable to increase sales of products and services through such relationships.

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

  Each country's regulatory process differs. To operate in a jurisdiction, we must obtain regulatory approval for our systems and comply with differing regulations. Regulatory bodies worldwide continue to adopt new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by us and our customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require us to modify our products and services and incur substantial costs to comply with such regulations and changes.

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

  We operate in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting our development efforts and those of our customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of or delays in the allocation of available spectrum, could have a material adverse effect on our business, financial condition and results of operations. We may also find it necessary or advisable to modify our systems and services to operate in compliance with such regulations. Such modifications could be expensive and time-consuming.

CLASS ACTION LITIGATION

  In September and October 1998, several class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired our Common Stock between April 1997 and September 11, 1998. The plaintiffs allege various state securities laws violations by P-Com and certain of our officers and directors. The complaints seek unquantified compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

  On December 3, 1998, the Court entered an order consolidating all of the above complaints. On June 30, 2000 the Court certified this matter as a class action.

  The litigation is being conducted actively and we are unable to speculate as to ultimate outcomes. An unfavorable outcome could have a material adverse effect on our business, prospects, financial condition and results of operations. Even if all of the litigation is resolved in our favor, the defense of such litigation may entail considerable cost and the significant diversion of efforts of management.

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

  Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce patents, copyrights and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources, regardless of the outcome. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims could be asserted in the future and such assertions may materially adversely affect the Company. If any claims or actions are asserted against us, we may need to or choose to seek a license under a third party's intellectual property rights. However, such a license may not be available under reasonable terms or at all.

PERSONNEL TURNOVER

  We have experienced and may continue to experience employee turnover due to several factors, including layoffs in response to the decline in product sales. Such turnover could adversely impact our business. Periodic downturns in our industry result in recurring layoffs. The loss of any key employee, the failure of any key employee to perform in his or her position, our inability to attract and retain skilled employees as needed or the inability of our officers and key employees to expand, train and manage our employee base could all materially adversely affect our business, either immediately or when and if we face the challenges of renewed growth.

VOLATILITY OF STOCK PRICE

  In recent years, the stock market in general, and the market for shares of small capitalization, technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of individual affected companies. We believe that factors such as announcements of developments related to our business, announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, including sales to our customers, sales of our common stock into the public market, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in our market or markets served by our customers or the economy, could cause the price of our Common Stock to fluctuate, sometimes reaching extreme and unexpected lows. The market price of our Common Stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. We also recognize that our financial performance has caused our recent price decline.

DEBT

  As of June 30, 2001, our total indebtedness including current liabilities was approximately $77.0 million and our stockholders' equity was approximately $77.1 million. Our $29 million outstanding principal amount of convertible subordinated notes matures on November 1, 2002. Our ability to make scheduled payments of the principal and interest on indebtedness will depend on future performance, which is subject in part to economic, financial, competitive and other factors beyond our control.

DIVIDENDS

  We have never declared or paid cash dividends on our common stock, and we anticipate that any future earnings will be retained for investment in the business.

CHANGE OF CONTROL INHIBITION

  Our stockholder rights ("poison pill") plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law may have a significant effect in delaying, deferring or preventing a change in control of us and may adversely affect the voting and other rights of holders of Common Stock.

  The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any preferred stock that may be issued in the future, including the Series A junior participating preferred stock that may be issued pursuant to the stockholder rights ("poison pill") plan, upon the occurrence of certain triggering events. In general, the stockholder rights plan provides a mechanism by which the share position of anyone that acquires 15% or more (20% or more in the case of the State of Wisconsin Investment Board and Firsthand Capital Management) of the Common Stock, without the approval of our Board of Directors, will be substantially diluted.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On May 31, 2001 the Company held its 2001 Annual Meeting of Stockholders, where three matters were put to a vote of stockholders. The first matter was the election of one director to serve for a "three-year" term ending upon the 2004 annual meeting of stockholders or until a successor is duly elected. M. Bernard Puckett was elected. There were 60,186,389 votes FOR and 451,696 votes WITHHELD. The continuing directors were John A. Hawkins, James J. Sobczak, George P. Roberts, and Brian T. Josling.

       The second proposal was to approve an amendment to the Company's Employee Stock Purchase Plan (the "Purchase Plan") to increase the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by an additional 350,000 shares, to a total of 1,500,000 shares. The proposal was approved with 59,184,563 votes FOR, 1,271,919 votes AGAINST, and 183,103 votes ABSTAINED.

       The third proposal was to ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2001. The proposal was approved with 60,349,587 votes FOR, 184,563 votes AGAINST, and 103,915 votes ABSTAINED.

ITEM 5. OTHER INFORMATION.

       Effective May 31, 2001, George Roberts retired as our Chief Executive Officer; he remains Chairman. James Sobczak, our President, was elected Chief Executive Officer. In June 2001, we appointed Frederick Fromm and Gen. H.R. Johnson (Ret.) to fill vacancies on our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q.

(a)  Exhibits.

         10.89 Purchase Agreement dated May 25, 2001 by and between P-Com, Inc. and MynTahl Corporation.

         10.90 Employment and Continuity of Benefits Agreement by and between George Roberts and P-Com, Inc., dated May 31, 2001.*

         * Compensatory benefit arrangement.

         (b)  Reports on Form 8-K.

         None.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         P-COM, INC.


Date: August 13, 2001
                                      By:  /s/ James J. Sobczak
                                           --------------------------
                                           James J. Sobczak
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

Date: August 13, 2001
                                      By:  /s/ Leighton J. Stephenson
                                           --------------------------
                                           Leighton J. Stephenson
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration
                                           (Principal Financial Officer)

EXHIBIT INDEX

10.89 Purchase Agreement dated May 25, 2001 by and between P-Com, Inc. and MynTahl Corporation.

10.90 Employment and Continuity of Benefits Agreement by and between George Roberts and P-Com, Inc., dated May 31, 2001.*

* Compensatory benefit arrangement.