Form 10-Q
period 2001-09-30
P COM INC
filed 2001-11-13
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _______.

                         Commission File Number: 0-25356

                               __________________
                                   P-COM, Inc.
             (Exact name of Registrant as specified in its charter)
                               __________________


                      Delaware                                     77-0289371
           (State or other jurisdiction of              (IRS Employer Identification No.)
            incorporation or organization)

 3175 S. Winchester Boulevard, Campbell, California                  95008
      (Address of principal executive offices)                     (zip code)

       Registrant's telephone number, including area code: (408) 866-3666
                               __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]   No [_]

  As of November 8, 2001, there were 84,823,416 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

  This quarterly report on Form 10-Q consists of 29 pages of which this is page
1. The Exhibit Index appears on page 29.

                                   P-COM, INC.
                                TABLE OF CONTENTS


                                                                                                   Page
PART I.  Financial Information                                                                    Number
         ---------------------                                                                    ------
 Item 1  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 2001
         and December 31, 2000.................................................................      3

         Condensed Consolidated Statements of Operations for the three
         months and nine months ended September 30, 2001 and 2000..............................      4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001 and 2000.....................................................      5

         Notes to Condensed Consolidated Financial Statements..................................      7

 Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................................     11

 Item 3  Quantitative and Qualitative Disclosure about Market Risk.............................     26

PART II. Other Information
         -----------------

 Item 1  Legal Proceedings.....................................................................     27

 Item 2  Changes in Securities.................................................................     27

 Item 3  Defaults Upon Senior Securities.......................................................     27

 Item 4  Submission of Matters to a Vote of Security Holders...................................     27

 Item 5  Other Information.....................................................................     27

 Item 6  Exhibits and Reports on Form 8-K......................................................     27

Signatures.....................................................................................     28

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                             September 30,        December 31,
                                                                                  2001                2000
                                                                           ------------------  ------------------
ASSETS
Current assets:
Cash and cash equivalents                                                   $        16,358     $        27,541
   Accounts receivable, net                                                          14,358              63,458
   Inventory                                                                         33,416              62,838
   Prepaid expenses and other assets                                                 11,631              13,668
                                                                           ------------------  ------------------
      Total current assets                                                           75,763             167,505


Property and equipment, net                                                          19,413              23,166
Goodwill and other assets                                                            17,865              25,548
                                                                           ------------------  ------------------
                                                                            $       113,041     $       216,219
                                                                           ==================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $        10,008     $        36,093
   Other accrued liabilities                                                         21,499              35,678
   Deferred contract obligations                                                      8,000               8,000
   Notes payable                                                                          -              10,911
                                                                           ------------------  ------------------
      Total current liabilities                                                      39,507              90,682
                                                                           ------------------  ------------------

Other long-term liabilities                                                           1,316                 991
Convertible Subordinated Notes                                                       29,299              29,299
                                                                           ------------------  ------------------
      Total liabilities                                                              70,122             120,972
                                                                           ------------------  ------------------

Stockholders' equity:
   Common Stock                                                                          8                    8
   Additional paid-in capital                                                      319,994              316,515
   Accumulated deficit                                                            (276,534)            (218,922)
   Accumulated other comprehensive loss                                               (549)              (2,354)
                                                                           ------------------  ------------------
      Total stockholders' equity                                                    42,919               95,247
                                                                           ------------------  ------------------
                                                                            $      113,041      $       216,219
                                                                           ==================  ==================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                  Three months ended September 30,   Nine months ended September 30,
                                                                       2001              2000             2001             2000
                                                                 ----------------  ---------------  ---------------  ---------------
Sales:
 Product                                                          $        7,554    $      48,189    $      66,395    $     135,169
 Service                                                                   2,696           12,842           30,274           36,251
                                                                 ----------------  ---------------  ---------------  ---------------
   Total sales                                                            10,250           61,031           96,669          171,420
                                                                 ----------------  ---------------  ---------------  ---------------
Cost of sales:
 Product                                                                  27,486           35,178           82,867          124,714
 Service                                                                   2,293            9,280           22,686           26,410
                                                                 ----------------  ---------------  ---------------  ---------------
   Total cost of sales                                                    29,779           44,458          105,553          151,124
                                                                 ----------------  ---------------  ---------------  ---------------


Gross profit                                                             (19,529)          16,573           (8,884)          20,296
Gross margin                                                                -191%              27%              -9%              12%

Operating expenses:
 Research and development/engineering                                      4,952            4,026           15,626           15,592
 Selling and marketing                                                     1,589            3,270            6,197            9,950
 General and administrative                                                4,191            5,247           15,778           20,946
 Receivable valuation charge                                                   -                -           11,600                -
 Goodwill amortization                                                     6,333              711            7,756           18,887
                                                                 ----------------  ---------------  ---------------  ---------------
   Total operating expenses                                               17,065           13,254           56,957           65,375
                                                                 ----------------  ---------------  ---------------  ---------------
Loss from continuing operations                                          (36,594)           3,319          (65,841)         (45,079)
Interest expense                                                            (474)          (1,368)          (1,524)          (4,148)
Gain on sale of subsidiary                                                     -                -            9,814                -
Other expenses, net                                                       (1,127)          (2,895)            (377)          (6,266)
                                                                 ----------------  ---------------  ---------------  ---------------
Loss from continuing operations before income taxes,
 extraordinary item and cumulative effect of
 accounting change                                                       (38,195)            (944)         (57,928)         (55,493)
Provision (benefit) for income taxes                                        (923)             (55)            (316)          11,037
                                                                 ----------------  ---------------  ---------------  ---------------
Loss from continuing operations before extraordinary item
 and cumulative effect of accounting change                              (37,272)            (889)         (57,612)         (66,530)

Loss on discontinued operations                                                -                -                -           (4,000)

Extraordinary gain on retirement of Notes                                      -                -                -            1,890
Cumulative effect of change in method of accounting                            -                -                -           (1,534)
                                                                 ----------------  ---------------  ---------------  ---------------

Net loss                                                          $      (37,272)   $        (889)   $     (57,612)   $     (70,174)
                                                                 ================  ===============  ===============  ===============

Basic and diluted loss per share:
 Loss from continuing operations                                  $        (0.44)   $       (0.01)   $       (0.70)   $       (0.86)
 Loss on discontinued operations                                               -                -                -            (0.05)
 Extraordinary gain on retirement of Notes                                     -                -                -             0.02
 Cumulative effect of change in method of accounting                           -                -                -            (0.02)
                                                                 ----------------  ---------------  ---------------  ---------------
Basic and diluted net loss per share applicable to
 Common Stockholders                                              $        (0.44)   $       (0.01)   $       (0.70)   $       (0.91)
                                                                 ================  ===============  ===============  ===============
Shares used in Basic and Diluted per share computation                    84,751           78,935           82,066           77,198
                                                                 ================  ===============  ===============  ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                        2001                  2000
                                                                                --------------------  --------------------
Cash flows from operating activities:
  Net loss                                                                                  (57,612)              (70,174)
  Adjustments to reconcile net loss to net cash used in operating activities:
    (Gain) Loss on sale of subsidiaries                                                      (9,814)                    -
    Depreciation                                                                              8,389                 8,945
    Loss on disposal of property and equipment                                                1,363                 2,924
    Amortization of goodwill and other intangible assets                                      2,130                 3,839
    Amortization of stock warrants                                                              159                 1,428
    Valuation adjustment to deferred income taxes                                                 -                 9,858
    Gain on exchange of convertible notes                                                         -                (1,890)
    Loss on disposal of discontinued operations                                                   -                 4,000
    Compensation expense related to stock options                                                29                   216
    Inventory valuation and other charges                                                    28,000                17,053
    Accounts receivable valuation charge                                                     10,800                     -
    Accrued liability charges                                                                     -                 5,173
    Write-off of goodwill                                                                     5,622                15,000
  Changes in assets and liabilities:
    Accounts receivable                                                                      32,609                (7,073)
    Inventory                                                                                 6,541               (36,264)
    Prepaid expenses and other assets                                                         3,019                 4,355
    Other assets                                                                                233                 1,430
    Accounts payable                                                                        (24,990)                6,995
    Other accrued liabilities                                                               (18,694)                1,960
                                                                                --------------------  --------------------
      Net cash used in operating activities                                                 (12,216)              (32,225)
                                                                                --------------------  --------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                                      (2,777)               (7,162)
  Proceeds from disposal of property and equipment                                                -                   700
  Cash paid on disposal of discontinued operations                                                -                (2,000)
  Proceeds from sale of subsidiary                                                           12,088                 6,860
                                                                                --------------------  --------------------
    Net cash provided by (used in) investing activities                                       9,311                (1,602)
                                                                                --------------------  --------------------
Cash flows from financing activities:
  Payments on note payable                                                                  (11,070)              (13,498)
  Proceeds from the issuance of common stock, net of expenses                                 3,000                62,276
  Proceeds from Employee Stock Purchase Plan                                                    556                     -
  Proceeds from exercise of stock options and warrants                                            -                 8,041
  Repayment from (issuance of) notes receivable                                                 864                  (250)
  (Payments) Borrowings under capital lease obligations                                      (1,900)                  767
                                                                                --------------------  --------------------
    Net cash provided by (used in) financing activities                          $           (8,550)   $           57,336
                                                                                --------------------  --------------------

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                            (In thousands, unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                         2001                   2000
                                                                                ---------------------- ----------------------
Effect of exchange rate changes on cash                                                           272                   (962)
                                                                                ---------------------- ----------------------
Net increase (decrease) in cash and cash equivalents                                          (11,183)                22,547
Cash and cash equivalents at the beginning of the period                                       27,541                 11,629
                                                                                ---------------------- ----------------------
Cash and cash equivalents at the end of the period                               $             16,358   $             34,176
                                                                                ---------------------- ----------------------

Supplemental cash flow information:
   Cash paid for income taxes                                                    $                221   $                435
                                                                                ---------------------- ----------------------
   Cash paid for interest                                                        $                954   $              1,726
                                                                                ---------------------- ----------------------

Non-cash investing and financing activities:
   Exchange of Convertible Subordinated Notes for Common Stock                   $                  -   $              7,017
                                                                                ---------------------- ----------------------
   Notes receivable from sale of subsidiary                                      $                750   $                  -
                                                                                ---------------------- ----------------------
   Equipment purchased under capital leases                                      $              3,213   $                  -
                                                                                ---------------------- ----------------------

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-COM, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 2001, and the results of their operations and their cash flows for the three and nine months ended September 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the Company's audited 2000 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2001.

     2. NET LOSS PER SHARE

     For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be antidilutive. Because losses were incurred for the three and nine months ended September 30, 2001 and 2000, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

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

     The cumulative effect of this change in method of accounting primarily resulted from one contract where revenue had historically been recognized upon shipment, however, under the terms of the underlying contract, title did not transfer until subsequent receipt of payment. Under the Company's revised revenue recognition method, revenue relating to such sales is deferred until title transfers. As a result of this, approximately $12.0 million in revenue and $10.5 million in related costs originally recognized in 1999 were deferred and re-recognized in 2000. Such revenue included for the three and nine-month period ended September 30, 2000 was approximately $1.5 million and $12 million, respectively. Related cost of sales included for the three and nine-month period ended September 30, 2000 was $0.3 million and $10.5 million, respectively.

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might beimpaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS

142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is assessing but has not yet determined the impact these standards will have on its results of operations and financial position.

    In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations.

    In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations.

    4.  SALE OF SUBSIDIARY

    On February 7, 2001, the Company sold RT Masts Limited, its U.K. services subsidiary, to SpectraSite Transco, for approximately $12 million in cash, an additional $750,000 in a 6-month escrow account which was received on August 7, 2001, and a $750,000 note receivable due in 2008 with interest due annually at LIBOR. RT Masts was primarily engaged in providing site preparation, installation, and maintenance of wireless broadband radio systems for mobile phone service providers in the UK. RT Masts provided approximately $20 million in revenues to P-Com's consolidated operations in 2000 and approximately $1.8 million in revenue in the first quarter of 2001 up to the date of sale, and has historically been included as a component of the Company's Service sales segment.

    5.  BORROWING ARRANGEMENTS

    On March 29, 2001, the Company entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million with Foothill Capital Corporation. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum or Prime (Reference) Rate plus 0.5% to 1.0%, and are secured by our cash deposits, receivables, inventories, equipment, and intangibles. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable. At September 30, 2001, there were no outstanding borrowings under the Loan and Security Agreement.

     The Company is not in compliance with the "Minimum net tangible net worth" and "Earnings before income tax, depreciation and amortization" covenants of the Loan and Security Agreement as of September 30, 2001. The Company is also in default of the Loan and Security Agreement due to the $2.9 million pre-judgment writ of attachment on the Company's cash balance, as disclosed in note 12 to the financial statements. As a result of these defaults, Foothill has the option to cease advancing money or extending future credit to the Company. The Company is in discussion with Foothill towards resetting the covenant requirements which would allow the Company to continue to borrow under the Loan and Security Agreement, although at this date we can not determine the outcome of these discussions.

    6. CUSTOMER BANKRUPTCY

    On April 18, 2001, Winstar Communications Inc., the Company's then largest customer, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The total impact on the Company's pre-tax earnings for the nine months ended September 30, 2001 was $21.6 million in charges to operations, which consists of $11.6 million for establishing reserves against accounts receivables and $10 million for reducing the customer specific inventories to their estimated net realizable value and expense related to non-cancelable purchase commitments for work in progress related to Winstar. These charges were recorded in the three months ended March 31, 2001. On the condensed consolidated statement of operations, the $10 million charge is included in product cost of sales and the $11.6 million charge is reflected under "Receivable valuation charge".

    7.  BALANCE SHEET COMPONENTS

        Inventory consists of the following (in thousands of dollars, unaudited):

                                              September 30,          December 31,
                                                  2001                   2000
                                         ---------------------- ----------------------
          Raw materials                  $          44,677       $        36,366
          Work-in-process                           14,017                20,757
          Finished goods                            23,362                25,155
          Inventory at customer sites                1,615                 6,550
                                         ---------------------- ----------------------
                                                    83,671                88,828
          Less:  Inventory reserves                (50,255)              (25,990)
                                         ---------------------- ----------------------
                                         $          33,416       $        62,838
                                         ====================== ======================

         Other accrued liabilities consist of the following (in thousands of dollars, unaudited):

                                               September 30,        December 31,
                                                   2001                 2000
                                           -------------------- --------------------
         Deferred revenue                  $         3,655      $       11,920
         Purchase commitment                         5,337               6,687
         Accrued warranty                            3,620               6,323
         Lease obligations                           2,361               1,428
         Interest payable                              519                 208
         Accrued employee benefits                   1,476               2,440
         Other                                       4,531               6,672
                                           -------------------- --------------------
                                           $        21,499      $       35,678
                                           ==================== ====================

    8.  INVENTORY VALUATION

    During the third quarter of 2001, the Company determined that there was a need to reevaluate its inventory carrying value and related accrued liabilities in light of the significant slowdown in the global telecommunication market and in light of current phasing out and replacement of existing product designs. The evaluation included a market evaluation of future demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point products, and resulted in total charges to inventory reserves and product cost of sales of approximately $18 million during the quarter ended September 30, 2001. In addition, the Company had in the first quarter ended March 31, 2001 recorded a $10 million inventory charge for reasons as discussed in note 6 to the financial statements.

    9.  GOODWILL

    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill arising from the acquisition of the service business in 1997 is amortized on a straight-line basis over the period expected to benefit of 20 years. During the quarter ended September 30, 2001, based on changes to the forecast revenue stream and the expected replacement of the Cylink spread spectrum products with its successor "Airpro Gold" line, the Company had determined that the residual goodwill arising from the acquisition of Cylink in 1998 was impaired, and recorded a charge of $5.6 million in the quarter.

    10. SEGMENT REPORTING

    For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131. The Company has determined that there are two reportable segments:
Product Sales and Service Sales. The Product Sales segment consists of organizations with offices located primarily in the United States, the United Kingdom, China and Italy, which develop, manufacture, and/or market broadband access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization primarily located in the United States (and, until February 7, 2001, in the United Kingdom), which provides program management, engineering, procurement, and maintenance elements of path design, and system installation for the wireless telecommunications network between central office facilities and customer premise locations over wireline and wireless facilities.

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

The following tables in condensed form show the results of the operations of the Company's operating segments (in thousands of dollars):

                                            For Three Months Ended                     For Nine Months Ended
                                                 September 30                               September 30
                                     --------------------------------------     -------------------------------------

                                            2001                 2000                  2001                2000
                                            ----                 ----                  ----                ----
Sales
-----
   Product                            $         7,554     $       48,189         $       66,395      $     135,169
   Services                                     2,696             12,842                 30,274             36,251
                                     ------------------  ------------------     ------------------  -----------------
                                      $        10,250     $       61,031         $       96,669      $     171,420
                                     ------------------  ------------------     ------------------  -----------------

Income (loss) from Operations
-----------------------------
   Product                            $       (36,806)      $       (2,387)        $     (58,754)      $     (69,408)
   Services                                      (466)               1,498                 1,142               2,878
                                     ------------------  ------------------     ------------------  -----------------
                                      $       (37,272)                (889)        $     (57,612)      $     (66,530)
                                     ------------------  ------------------     ------------------  -----------------

The breakdown of sales by geographic customer destination is (in $000):

                                            For Three Months Ended                     For Nine Months Ended
                                                 September 30                               September 30
                                     --------------------------------------     -------------------------------------

                                            2001                 2000                   2001               2000
                                            ----                 ----                   ----               ----
United States                         $          3,506    $         38,831       $         45,449    $        98,884
United Kingdom                                   3,301    $         13,920                 29,874    $        47,255
Continental Europe                                 171    $          1,985                  1,187    $         6,923
Asia                                             2,683    $          3,245                 15,918    $         9,300
Other geographic regions                           589    $          3,050                  4,241    $         9,058
                                     ------------------  ------------------     ------------------  -----------------
                                      $         10,250    $         61,031       $         96,669    $       171,420
                                     ==================  ==================     ==================  =================

    11.  COMPREHENSIVE LOSS

    Comprehensive loss is comprised of net income and the currency translation adjustment. Comprehensive loss was $37.3 million and $2.3 million for the three months ended September 30, 2001 and 2000, respectively. Comprehensive loss was $55.8 million and $71.1 million for the nine months ended September 30, 2001 and 2000, respectively.

    12.  CONTINGENCIES

    A turnkey vendor has filed a suit against the Company in the Superior Court of Los Angeles County for alleged breach of contract, and is claiming damages in the amount of $4.4 million. In this suit, the Superior Court of Los Angeles granted a pre-judgment writ of attachment on November 1, 2001 against the Company's cash of approximately $2.9 million. The Company is vigorously defending this suit. The final outcome of this suit cannot however be determined at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, our Form S-3 Registration Statements declared effective by the Securities and Exchange Commission in 2000, and other documents filed by us with the Securities and Exchange Commission.

Overview

     We supply equipment and services to access worldwide telecommunications networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, we offer program management, engineering, procurement, installation and maintenance elements of telecommunications networks between central office facilities and customer premise locations over wireline and wireless facilities.

     Our performance in the third quarter of 2001 reflects the most challenging period the telecommunications equipment and services industry has experienced. The severe reduction in capital spending in the United States within the telecommunications industry dramatically impacted our equipment sales in this quarter. The international telecommunication market is equally soft. Our service revenue was also negatively impacted by certain major customers implementing spending control programs since mid-year 2001.

     Our key strategy during this trying time is to manage our cash and asset levels to enable us to survive a prolonged downturn. We are also actively reducing our expenses to respond to lowered revenue expectation, and bringing on line our new products to be positioned for a recovery in capital spending in our market. We cannot be profitable at the sales levels seen in the third quarter of 2001.

     On July 31, 2001, we issued 3,797,468 new shares of Common Stock to two existing stockholders for $3 million.

Results of Operations

     Sales. For the three months ended September 30, 2001, total sales were approximately $10.3 million as compared to $61.0 million for the same period in the prior year. The 83.1% decrease in total sales was primarily due to decreased product sales to domestic CLEC (Competitive Local Exchange Carriers) customers. The worldwide market for telecommunications equipment has contracted substantially in the first nine months of 2001, significantly affecting the Company and its direct competitors. Our United States based service unit was similarly affected by certain major customers implementing spending control program beginning in mid-year. For the nine months ended September 30, 2001, total sales were approximately $96.7 million, compared to $171.4 million for the same period in the prior year.

     Product sales for the third quarter of 2001 decreased approximately $40.6 million or 84.3% compared to the third quarter 2000. Excluding the effects of the SAB 101 adjustment in 2000, Point-to-Point product sales decreased by approximately $32.3 million, or 87.1%, from approximately $37.1 million in the third quarter of 2000 to approximately $4.8 million in the third quarter of 2001 due to a decrease in domestic Point-to-Point unit shipments, primarily to CLECs, and the overall current decline in global spending for telecommunications equipment.

     Product sales from the Tel-Link Point-to-Multipoint (PMP) product for the third quarter of 2001 were approximately $0.8 million, a decrease of $2.3 million compared to the third quarter of 2000. The PMP market for the third quarter was almost entirely non-U.S. based. Point-to-Multipoint sales have not increased at a rate which we anticipated, primarily due to the slow adoption rate of the product by large system integrators and global telecommunications services sector operators. Sales for the Spread Spectrum product line for the three months ended September 30, 2001 and 2000 were approximately $1.9 million and $6.0 million, respectively.

     Product sales for the nine months ended September 30, 2001 decreased approximately $68.8 million or 50.9% compared to the same period in 2000. The primary reason for the decrease was a reduction in United States CLECs demand for Point-to-Point products. Product sales from the PMP product for the nine months ended September 30, 2001 were approximately $9.2 million, compared to $13.8 million for the nine months ended September 30, 2000. Sales of PMP were to non-domestic customers, primarily Pacific Rim areas. Sales of the Spread Spectrum product line for the nine months ended September 30, 2001 and 2000 were approximately $8.5 million and $13.9 million, respectively. The lower level sales in 2001 follows the overall decline in telecommunications equipment markets globally.

     Service sales for the three months ended September 30, 2001 were $2.7 million, a decrease of 78.9% over the corresponding period last year. The decrease was due to certain major customers implementing spending controls through the remainder of the year. The service business revenues are normally dependent on less than five customers. Service sales for the nine months ended September 30, 2001 decreased approximately $6.0 million or 16.5% from the comparable period in the prior year. Service sales for 2001 included only a partial period of sales from RT Masts Limited, our United Kingdom service unit, which we sold on February 7, 2001.

     During the three-month period ended September 30, 2001 and 2000, two and four customers, respectively, accounted for a total of 44% and 61.9% of our total sales, respectively. During the nine-month period ended September 30, 2001 and 2000, three customers accounted for a total of 47.5% and 44.8% of our total sales, respectively. A major customer in the first quarter of 2001, Winstar, is bankrupt and is not expected to resume its orders.

     During the three months ended September 30, 2001, we generated approximately 34.2% of our sales in the United States. During the same period in 2000, we generated 63.6% of our sales in the United States. The services business comprised 76.9% of the current quarter's sales in the United States. This reflects both the weakness of United States market in 2001 and the relatively better acceptance of our PMP products in Asia.

     Many of our largest customers use our products and services to build telecommunications network infrastructures. These purchases represent significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the worldwide slowdown in the telecommunications equipment buildout levels significantly affected our operating results in the third quarter and nine months period ended September 30, 2001.

     Gross Profit. Our sharply reduced sales, combined with our relatively fixed costs, have resulted in poor gross margins. For the nine months ended September 30, 2001, gross profit excluding the effect of a $10 million charge related to Winstar was $1.1 million or 1.2% of sales. For the nine months ended September 30, 2000, gross profit was $20.3 million or 11.8% of sales. Gross loss for the three months ended September 30, 2001 was $19.5 million compared to a gross profit of $16.6 million during the same period in 2000, or -191% and 27% of sales, respectively. This quarter's gross loss included charges of $18 million, primarily for inventory write-downs based on forecast demand for the next 12 months. As a percentage of sales, service sales gross profit was approximately 14.9% and 27.7% for the three months ended September 30, 2001 and 2000, respectively. The decreased gross margin is due primarily to slow down in manufacture network roll out by a major customer.

     After the effect of the $10 million charge related to Winstar in the first quarter of 2001 and $18 million inventory write-down in the third quarter of 2001, gross loss for the nine months ended September 30, 2001 is -$8.9 million or -9% of sales. For the three-month period ended September 30, 2001, product gross loss as a percent of product sales was -264%.

     Research and Development. For the three months ended September 30, 2001 and 2000, research and development/engineering (R&D) expenses were approximately $5.0 million and $4.0 million, respectively. As a percentage of sales, research and development expenses increased from 6.6% for the three months ended September

30, 2000 to 48.3% for the three months ended September 30, 2001. For the nine months ended September 30, 2001 and 2000, research and development expenses were approximately $15.6 million for both periods. As a percentage of sales, research and development expenses increased from 9.1% for the nine months ended September 30, 2000 to 16.2% for the nine months ended September 30, 2001. The percentage increase is primarily caused by the decrease in sales in the second and third quarter of 2001. Research and development expense as a percentage of sales continued to be significant due to a substantial level of final development effort on the new Encore Point-to-Point and Airpro Gold Spread Spectrum products in preparation for commercial rollout later in 2001 and into 2002.

     Selling and Marketing. For the three months ended September 30, 2001 and 2000, selling and marketing expenses were $1.6 million and $3.3 million, respectively. As a percentage of sales, selling and marketing expenses increased from 5.4% for the three months ended September 30, 2000 to 15.5% for the three months ended September 30, 2001. For the nine months ended September 30, 2001 and 2000, selling and marketing expenses were $6.2 million and $9.9 million, respectively. The decrease in expenses is due to reduced travel costs and lower relative sales commissions in the United States and European markets. As a percentage of sales, selling and marketing expenses increased from 5.8% for the nine months ended September 30, 2000 to 6.4% for the nine months ended September 30, 2001 due to a decrease in sales levels for the third quarter of 2001.

     General and Administrative. For the three months ended September 30, 2001 and 2000, general and administrative expenses were $4.2 million and $5.2 million, respectively. As a percentage of sales, general and administrative expenses increased to 40.9% from 8.6%, due to the decline in sales levels when comparing the two periods. For the nine months ended September 30, 2001 and 2000, including the $11.6 million Winstar receivable valuation charge in the second quarter of 2001, general and administrative expenses were $27.4 million and $20.9 million, respectively. As a percentage of sales, general and administrative expenses increased to 28.3% from 12.2% for the nine months ended September 30, 2001, and 2000, respectively. The increase is due to an $11.6 million receivable valuation reserve related to the Winstar bankruptcy filing, plus the effect of 2001's decline in sales levels. General and administrative expenses, not including the Winstar reserve charges, showed a decline of $5.2 million from the comparative period in 2000. The decrease is due to a 45% reduction in the headcount of the equipment business, lower traveling expenses and lower legal and accounting expenses in 2001.

     Goodwill Amortization. Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. In response to the sharp decrease in revenue, the Company reviewed the carrying value and remaining useful life of its long-term assets, including goodwill. During the quarter ended September 30, 2001 based on changes to the forecast revenue stream and the expected replacement of the Cylink spread spectrum products with its successor "Airpro Gold" line, the Company had in the third quarter of 2001 determined that the residual goodwill arising from the acquisition of Cylink in 1998 was impaired, and recorded a charge of $5.6 million in the quarter. Goodwill currently recorded of $17.2 million arose from the acquisition of our service business in 1997. Goodwill arising from the acquisition of the service business is amortized on a straight-line basis over the period of expected benefit of 20 years. For the three months ended September 30, 2001 and 2000, goodwill amortization including the $5.6 million write-off this quarter was approximately $6.3 million and $0.7 million, respectively. For the nine months ended September 30, 2001 and 2000, goodwill amortization was approximately $7.8 million and $18.9 million, respectively. The reduction relates to lower intangible asset levels carried on the Company's balance sheets following the sale of non-core subsidiary businesses in early 2000, write-offs of $15 million of excess goodwill taken in the second quarter of 2000, and the write-off of $5.6 million related to the Cylink acquisition in the third quarter of 2001.

     Interest Expense. For the three months ended September 30, 2001 and 2000, interest expense was $0.5 million and $1.4 million, respectively. For the nine months ended September 30, 2001 and 2000, interest expense was $1.5 million and $4.1 million, respectively. The reduction of interest expense was due to the expiration and payoff of a bank line of credit in January of 2001. Interest expense for the third quarter of 2001 consisted primarily of fees incurred on borrowings under our bank line of credit and interest on the principal amount of our subordinated 4-1/4% convertible subordinated Notes due November 2002. There was no significant change in our underlying interest rates between periods.

     Other Income (Expense), Net. For the three-month period ended September 30, 2001, other expense, net, totaled $1.1 million compared to $2.9 million other income in the comparable three-month period in 2000. Other expense in the third quarter of 2001 comprised primarily of loss on fixed assets written-off of $1.3 million, offset by the investment income earned from cash deposits.

     For the nine-month period ended September 30, 2001, other expense, net, totaled $0.4 million compared to a net expense of $6.3 million in the comparable nine-month period in 2000. Other expense for the nine-month period ended September 30, 2001 was comprised primarily of losses related to the write-down of property and equipment and foreign currency translation loss offset by an earnout royalty payment related to the 2000 sale of the Control Resources Corporation subsidiary and investment income from higher available cash balances. The other expense in 2000 consisted of a loss on the sale of the Cemetel and Control Resources Corporation subsidiaries, and net losses related to the disposition and write-down of property and equipment.

     Gain on Sale of Subsidiary. On February 7, 2001, the Company completed the divestiture of RT Masts Limited for approximately $12 million in cash, an additional $750,000 in a 6-month escrow account and a long-term note receivable from the purchaser in the amount of $750,000. The Company realized a book gain of $9.8 million from the sale of the stock of RT Masts Limited. The $750,000 in the escrow account was received in this quarter.

     Discontinued Operations. In August of 1999, we decided to divest our broadcast equipment business, Technosystem S.p.A. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation. In February 2000, we completed the disposal of Technosystem and recorded an additional loss of $4 million.

     Extraordinary Item. In January 2000, we exchanged an aggregate of 677,000 new shares of our Common Stock with a fair market value of $5.1 million for an aggregate of $7.0 million principal amount of our outstanding 4-1/4% convertible subordinated Notes. This transaction resulted in an extraordinary gain of $1.9 million.

     Provision (Benefit) for Income Taxes. The Company received an income tax refund for prior years in the third quarter of 2001. The Company's provision (benefit) for income tax for the nine months ended September 30, 2001 and 2000 was -$ 0.3 million and $11.0 million, respectively. The 2000 provisions were primarily related to state and foreign taxes payable and a $9.8 million valuation reserve taken in the second quarter of 2000 against deferred tax assets such as net operating loss carryforwards in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended September 30, 2001, we used approximately $12.2 million of cash in operating activities, primarily due to the net loss of $57.6 million and non-cash gain on sale of a subsidiary of $9.8 million, offset by $10.8 million non-cash write-off for receivables, $10 million non-cash write-off for inventories and the accrual of other liabilities related to the Winstar bankruptcy in the first quarter ended March 31, 2001 and a further $18 million write-down of inventory in quarter ended September 30, 2001 to estimated net realizable value. There was an increase in cash flow resulting from non-cash depreciation and amortization totaling $16.1 million (including write-off of $5.6 million of goodwill), reduction of prepaid expenses and other assets of $3.2 million, and receivable reduction net of the effect of the Winstar issue of $32.6 million. These were offset by a net reduction in payables and other accrued liabilities of approximately $43.7 million, which resulted from our ability to maintain key vendor payments within terms, and a slowdown of new payable balances occurring in the period as a result of reduced orders from domestic CLEC customers. The net reduction in working capital items is directly attributable to the global slowdown of telecom equipment installation activity.

     During the nine-month period ended September 30, 2001, $9.3 million, net was provided from investing activities. We received $12 million for the sale of the RT Masts Limited business in February 2001 and invested approximately $2.8 million in capital equipment in the same period.

     During the nine-month period ended September 30, 2001, approximately $8.6 million was used for financing activities. We paid off a bank loan in the amount of $11.1 million. We also made capital lease payments of $1.9 million in the period.

     As of September 30, 2001, our principal source of liquidity consisted of approximately $16.4 million of cash and cash equivalents. We further have a Loan and Security Agreement with a borrowing capacity of $25 million with Foothill Capital Corporation. The Loan and Security Agreement matures in March 2004. Borrowings under the Loan and Security Agreement bear interest at LIBOR plus 3.5% to 4.5% per annum or Prime (Reference) Rate plus 0.5% to 1.0%, and are secured by our cash deposits, receivables, inventories, equipment, and intangibles. Maximum borrowings under the Loan and Security Agreement are limited to 85% of eligible accounts receivable. We have not drawn on the Loan and Security Agreement at this time. The Company is not in compliance with the "Minimum net tangible net worth" and "Earnings before income tax, depreciation and amortization" covenants of the Loan and Security Agreement as of September 30, 2001. The Company is also in default of the Loan and Security Agreement due to the $2.9 million pre-judgment writ of attachment on the Company's cash balance, as disclosed in note 12 to the financial statements. As a result of these defaults, Foothill has the option to cease advancing money or extending future credit to the Company. The Company is in discussion with Foothill towards resetting the covenant requirements which would allow the Company to continue to borrow under the Loan and Security Agreement, although at this date we can not determine the outcome of these discussions.

     At December 31, 2000, we had approximately $27.5 million in cash and cash equivalents. The primary reasons for the reduction in our cash position since then are Winstar's bankruptcy and our significantly lower sales levels. We were not able to curtail operating expenses in a similar ratio. It is possible that the cash position may continue to deteriorate notwithstanding cost-cutting measures taken if the sales levels do not rebound in the near future. This would require dramatic changes in our operations.

     The Company does not have any material commitments for purchases of capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase or decrease manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

     A turnkey vendor has filed a suit against the Company in the Superior Court of Los Angeles County for alleged breach of contract, and is claiming damages in the amount of $4.4 million. In this suit, the Superior Court of Los Angeles granted a pre-judgment writ of attachment on November 1, 2001 against the Company's cash of approximately $2.9 million. The Company is vigorously defending this suit. The final outcome of this suit cannot however be determined at this time.

     Several recent quarters have resulted in large losses. We are taking measures to enhance our liquidity position during the worldwide telecommunications industry slowdown by reducing expenses. Current cost reduction initiatives we have taken include reducing our equipment business personnel by approximately 45%, implementing across the board salary reductions, and combining physical facilities. Preservation of liquidity during the slowdown is a higher priority than market share gains. We are evaluating all options to improve liquidity and working capital. These alternatives include the sale of additional stock, the divestiture of significant business assets and the workout of our convertible subordinated Notes due in November 2002. On July 31, 2001, we received $3 million from the sale of 3,797,468 shares of newly issued Common Stock to an existing shareholder group at a premium to market price. There can be no assurance, however, that any additional financing will be available to us on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company is assessing but has not yet determined the impact these standards will have on its results of operations and financial position.

     In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations.

     In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations.


CERTAIN FACTORS AFFECTING THE COMPANY

Worldwide Industry Slowdown

    A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Customers, specifically systems operators and integrated system providers, are deferring, calling back, or canceling orders, and, in general, not building out additional infrastructure at this time. In addition, our accounts receivable and inventory levels and stability can be jeopardized if our customers experience financial distress. In the third quarter, many large telecommunications equipment manufacturers reduced or eliminated their estimates of product sales levels for the remainder of 2001. We took large valuation charges and other write-offs in the first quarter of 2001 because our largest customer, Winstar Communications Inc., declared bankruptcy on April 18, 2001. 10% of our sales in the first quarter of 2001 were to Winstar. Our services business' largest customer began a slowdown and deferment of previously committed work orders as of the end of the second quarter. We do not think our own product sales levels can likely recover while an industry-wide slowdown persists.

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

Nasdaq Delisting Notice

    The Company received a letter of notice dated June 20, 2001 from the Nasdaq National Market stating that due to our minimum bid price levels remaining under the $1 level for thirty consecutive trading days, the Company is therefore on notice that it could be subject to a delisting procedure should the bid price continue to remain under the $1 level for an additional 90-day period, unless our stock attains a bid price of $1 or more for a period of ten consecutive days during such 90-day period. At the end of September 2001, Nasdaq announced a moratorium on the minimum bid price requirement until January 2, 2002. A decision to continue this moratorium could be reviewed in early 2002. Management received in September 2001 shareholders' approval for a reverse stock split calling for one share of newly issued Common Stock to be issued in place of each five shares of existing stock as of the date at which the reverse stock split is effected. Depending upon the Company's stock price at implementation of the reverse stock split, it is expected that the post-reverse-split stock bid price might satisfy Nasdaq requirements. The Company has not implemented the reverse stock split. Should the Company's stock at some point be delisted from the Nasdaq National Market, the Company's stock could still be traded electronically on the OTC Bulletin Board. However, this alternative could result in a less liquid market available for existing and potential shareholders to exchange shares of the Company's stock and could ultimately further depress the trading price of the Company's Common Stock.

Additional Capital Requirements

    Our future capital requirements will depend upon many factors, including the timing of the end of the industry-wide slowdown, development costs of competitive new products and related software, maintenance of adequate manufacturing facilities and contract manufacturing relationships, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Nonetheless, we almost certainly will soon require additional financing. Additional financing may not be available on acceptable terms or at all. The continued existence of a substantial amount of debt (including $29.9 million of principal amount of Notes which come due November 1, 2002) could also severely limit our ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders will result.

     If adequate funds are not available, we may be required to attempt to restructure or refinance our debt or delay, scale back or eliminate our research and development or manufacturing programs. We may also need to attempt to obtain funds through arrangements with partners or others that may require us to sell off or relinquish rights to certain of our product lines technologies or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition and depress or further erode our stock price.

Rapid Technological Change

     Rapid technological change, frequency of new product introductions and enhancements, product obsolescence, changes in end-user requirements and inter-period demand, and evolving industry standards characterize the communications market. Our ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. We began marketing a new generation of Point-to-Point systems in the third quarter of 2001, and are completing market testing of a new Spread Spectrum line of radios. Any success in developing additional new and enhanced systems and related software tools will depend upon a variety of factors. Such factors include:

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

History of Losses

     From inception to September 30, 2001, we generated an accumulated deficit of approximately $276.5 million. The decrease in retained earnings from $18.4 million at December 31, 1997 to an accumulated deficit of $276.5 million at September 30, 2001 resulted from net losses of $64.3 million in 1998, $103.0 million in 1999, $70.0 million in 2000, and $57.6 million for the nine-month period ended September 30, 2001.

     The decline in product prices, as product lines mature and are subjected to technical obsolescence in a competitive market, has had a significant downward impact on our gross margins over the past three years, particularly the Tel-Link Point-to-Point radio systems line. Additionally, slow sales in the Point-to-Multipoint product line in the second half of 2000 and the first three quarters of 2001 resulted in lower margins on this line than had been forecasted for higher sales unit levels. We expect low demand and pricing pressures to continue for the next several quarters, negatively affecting our gross margins. Our ability to increase sales and to drive down cost of producing radio units will be a key issue for the remainder of this year.

Customer Concentration

     For the quarter ended September 30, 2001, approximately 150 customers accounted for substantially all of our sales. Two customers accounted for 43.6% of sales in the period. Our largest single customer accounted for 23.1% of our sales in the period. Our ability to maintain or increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the economy in general. The bankruptcy filing by Winstar will have a significant impact on sales for the remainder of 2001 in relation to comparable periods in 2000. The relatively small number of potential customers for broadband wireless radio products can mean that the loss of such a significant customer suddenly will have at least a short run depressing effect on results of operations.

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

     Global economic conditions have had a periodic depressing effect on sales levels, particularly in 1998 and again in 2001.

Inventory

     Our customers have increasingly been requiring product shipment upon ordering rather than submitting purchase orders far in advance of expected shipment dates. This practice requires us to keep inventory on hand for immediate shipment. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs in the second quarter of 2000 and the third quarter of 2001. We will be required to continuously evaluate the ultimate realization of existing inventory lines, particularly during the current downturn, and a combination of market conditions and accounting rules covering such carrying values could result in additional valuation reserves applied to existing inventories.

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

     Certain sectors of the telecommunications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditure levels. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner whether due to general economic downturns or issues within specific organizations. Moreover, one potential application of our technology is the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter such other segments.

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

Intensely Competitive Industry

     The wireless communications market is intensely competitive. Our wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We are experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and some offer broader telecommunications product lines, and include Alcatel Network Systems, Marconi, DMC Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, SIAE, Siemens, Alvarion, and Western Multiplex Corporation.

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

     Countries in the Asia/Pacific, African, and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for products, the availability and supply of product components to us, and ultimately, our consolidated results of operations.

 Government Regulation

     Radio communications are regulated by the United States and foreign governments as well as by international treaties. Our systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks.

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

Volatility of Stock Price

     In recent years, the stock market in general, and the market for shares of small capitalization, technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of individual affected companies. We believe that factors such as announcements of developments related to our business, announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, including sales to our customers, sales of our common stock into the public market, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in our market or markets served by our customers or the economy, could cause the price of our Common Stock to fluctuate, sometimes reaching extreme and unexpected lows. The market price of our Common Stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance. We also recognize that our financial performance and worldwide slowdown in the telecommunications market have caused further price decline.

Debt

     As of September 30, 2001, our total indebtedness including current liabilities was approximately $70.1 million and our stockholders' equity was approximately $42.9 million. The $29.3 million outstanding principal amount of Convertible Subordinated Notes matures on November 1, 2002. Our ability to make scheduled payments of the principal and interest on indebtedness will depend on future stock price movement impacting the rate of conversion of the Notes (currently they are significantly "out of the money"), and operational performance, which is subject in part to economic, financial, competitive and other factors beyond our control. If the Notes came due today, we would be unable to pay them.

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

PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS.

             No material developments in previously reported proceedings. The Company reached an agreement in principle on October 25, 2001 to settle the consolidated securities class action suit filed against the Company in the Superior Court of California, County of Santa Clara. Under the terms of the settlement, all claims against the Company and all other defendants will be dismissed without admission of liability or wrong doing by any party. The settlement will be funded entirely by the Company's directors and officers liability insurance, and the settlement payment will not have an adverse effect on the Company's financial positions or results of operations.

ITEM 2.      CHANGES IN SECURITIES.

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Beginning July 2001, we solicited written consents from our stockholders for an amendment to our Certificate of Incorporation to authorize a one-for-five reverse stock split and in conjunction with the reverse split correspondingly reduce the Company's total authorized number of shares of common stock from 145,000,000 to 29,000,000. On July 25, 2001 written Consent was granted by the holders of 71,228,788 shares, or 84.4%, of the Company's shares on that date; however, the Certificate of Incorporation has not yet been amended and the reverse split has not been implemented.

ITEM 5.      OTHER.

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.

              10.91 (1) Common Stock PIPES Purchase Agreement dated July 25,
                        2001, by and between the Company, Lagunitas Partners L.P., and Gruber McBaine International.

_________________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2001.

       (b)    Reports on Form 8-K.

Report on Form 8-K filed on August 9, 2001 with regard to an event of July 25, 2001: The execution (and subsequent closing) of an agreement for the sale of 3,797,468 shares of newly issued common stock to Lagunitas Partners L.P. and Gruber McBaine International for $3.0 million cash.

             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      P-COM, INC.

Date: November 13, 2001
                                      By: /s/ James J. Sobczak
                                          --------------------
                                          James J. Sobczak
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)

Date: November 13, 2001
                                      By: /s/ Leighton J. Stephenson
                                          --------------------------
                                          Leighton J. Stephenson
                                          Chief Financial Officer and Vice
                                          President, Finance and Administration
                                          (Principal Financial Officer)

EXHIBIT INDEX


10.91 (1)  Common Stock PIPES Purchase Agreement dated July 25, 2001, by and between the Company, Lagunitas Partners L.P., and Gruber McBaine International.
______________________
(1) Incorporated by reference to identically numbered exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on August 9, 2001.