Form 10-Q/A
period 2001-06-30
P COM INC
filed 2001-12-24
CIK 935493

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

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

                                EXPLANATORY NOTE

This report on Form 10-Q/A for the quarterly period ended June 30, 2001 is being filed solely to amend the list of exhibits included in Item 6 therein, to amend the exhibit index and to refile a new version of Exhibit 10.90. The content of
Exhibit 10.90 is not being changed pursuant to this Form 10-Q/A.

                                  P-COM, INC.
                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q

(a) Exhibits.

     10.89* Purchase Agreement dated May 25, 2001 by and between P-Com, Inc. and MynTahl Corporation.

     10.90+ ++ Employment and Continuity of Benefits Agreement by and between
               George Roberts and P-Com, Inc., dated May 31, 2001.

          * Previously filed on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

          +    Compensation benefit arrangement.

          ++ Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark along with the Company's Application for Order Granting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K.

    None.

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

                                         P-COM, INC.


Date: December 26, 2001
                                      By:  /s/ James J. Sobczak
                                           --------------------------
                                           James J. Sobczak
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

Date: December 26, 2001
                                      By:  /s/ Leighton J. Stephenson
                                           --------------------------
                                           Leighton J. Stephenson
                                           Chief Financial Officer and Vice
                                           President, Finance and Administration
                                           (Principal Financial Officer)

EXHIBIT INDEX

10.89* Purchase Agreement dated May 25, 2001 by and between P-Com, Inc. and MynTahl Corporation.

10.90+ ++ Employment and Continuity of Benefits Agreement by and between George
          Roberts and P-Com, Inc., dated May 31, 2001.

* Previously filed on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.

+    Compensation benefit arrangement.

++ Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the Mark along with the Company's Application for Order Granting Confidential Treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.