Form 10-K405
period 2001-12-31
P COM INC
filed 2002-04-01
CIK 935493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _______

                         Commission File Number: 0-25356

                                   P-COM, Inc.

             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      77-0289371
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

            3175 S. Winchester Boulevard, Campbell, California 95008
                                 (408) 866-3666

          (Address and Telephone Number of Principal Executive Offices)

           Securities registered pursuant to Section 12(b) of the Act:

           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

                         Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [_]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 28, 2002, was approximately $9,227,700 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market on that date. Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      On February 28, 2002, approximately 84,958,300 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                                     Part I

Item 1. Business

The following Business section contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements are characterized by words such as "plan," "expect," "believe," "intend," "would" and similar words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Risk Factors Affecting the Company" and elsewhere in this Annual Report on Form 10-K.

Overview

P-Com develops, manufactures, and markets Point-to-Multipoint, Point-to-Point, and Spread Spectrum radio systems for the worldwide telecommunications market. Cellular and Personal Communications Services ("PCS") providers employ our Point-to-Point systems for backhaul between remote tower sites and switching centers in their growing global markets. Network service providers and Internet service providers are able, through the deployment of P-Com equipment and systems, to respond to the increasing global demands for high-speed wireless access services, such as Internet access associated with Business-to-Business and E-Commerce business processes. Through deployment of our systems, network providers can quickly and efficiently establish integrated Internet, data, voice, and video services for their customers, then expand and grow those services as demand increases. Our market is a subset of the global telecom, cellular, PCS, Wireless Internet access, and private network markets. Because of the number of sub-markets for various products within the nations of the world, reliable market statistics are not readily available.

Most of our revenue is currently derived from our Point-to-Point products. We believe that in the future our Point-to-Multipoint and Spread Spectrum products will generate an increasing share of our revenue.

Our wholly owned subsidiary, P-Com Network Services, Inc.("PCNS"), provides engineering, installation support, program management and maintenance support services to the telecommunications industry in the United States. Network service providers (wireless and traditional wireline) outsource these tasks to approved service suppliers on a project-by-project basis. Microwave service projects are typically short in duration--one to two weeks--and primarily involve logistical installation or maintenance of millimeter wave radio systems. Central office services projects involve ordering materials and substantial man-hour commitments and can last up to three months.

Since January 1, 2000, we have acted to strengthen our core business by raising $61.2 million in private equity financings and raising additional capital by disposing of several previously acquired businesses (Technosystem, Cemetel, Control Resources, and RT Masts), which we determined no longer fit with our business plan and strategy. Our sales, total assets, working capital and employee headcount contracted sharply in 2001 due to a slowdown affecting the entire telecommunications infrastructure equipment industry and the financial distress of several of our potential customers.

Industry background

There is a growing demand for multimedia communications infrastructure globally, particularly in the Asia-Pacific rim areas. In the last several years, Internet usage has grown significantly, and has become the key driver, along with demand for global telephone accessibility. Communication networks' expansion is required. Speed, reliability and economies of scale are the key elements inherent in commercially successful networked systems globally. Broadband Wireless Access ("BWA") is an efficient and particularly economical means to meet this growing demand for information transfer. P-Com's BWA products and services are targeted to add value to the integrated service providers and wireless telephone operators globally. Our products are designed to be frequency specific by country where required.

The BWA market has developed into two commercially recognized architectures for voice and data transmission: Point-to-Point and Point-to-Multipoint. P-Com has developed and sold equipment in commercial quantities for both formats. BWA providers have just begun to utilize high frequency Point-to-Multipoint systems as produced by P-Com.

Although P-Com believes the overall markets within which it competes are in a long-term growth phase, P-Com cannot ensure the proliferation of its products or guarantee a given market share of the global telecom equipment market in future years. Currently there is a significant slowdown in the entire telecommunications equipment industry and demand for BWA products is deeply depressed. Additionally, there are competing technologies which service the communication sector's hardware demands. P-Com does not provide products for wireline sub-sectors of the telecommunications market, including wireline systems and cable systems.

Drivers of Broadband Wireless Access Growth

Global deregulation of telecommunications markets and the related set-aside of radio frequencies for BWA transmission have spurred competition to supply wireless-based systems as a cost effective alternative to traditional wireline service delivery systems. New network service providers are operating in the United States and other high demand markets to create integrated digital network solutions to meet the growing demand for multi-purpose efficient telecommunications systems. Broadband wireless systems are competitive due to the relatively short set up and deployment time compared to wireline alternatives, high return on capital investment, and ability to "turn on" customers quickly once the transmission hardware and software infrastructure are in place. There are less capacity restraints for transmission levels compared to T1/E1 lines and DSL alternatives with lower potential of "stranded capital costs" as ultimate user locales expand or change over time. Incumbent exchange carriers can also create more flexible systems via adjunct buildouts of BWA systems which integrate with their existing trunk lines.

In the United States, incumbent Regional Bell Operating Companies ("RBOC") were traditionally the sole providers of the copper wire interconnection network that connected business and residential subscribers to the Public Switched Telephone Network ("PSTN"), commonly known as the "last mile" connection. The Telecommunications Act of 1996 required incumbent telephone companies to lease portions of their networks, including this last mile, to Competitive Local Exchange Carriers ("CLECs"), with the intention to create a competitive telecommunications industry domestically. Although the CLECs have generally been unsuccessful to date, additional competition has risen between traditional telephone companies and cable television operators expanding services into the others' traditional markets.

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

In most locales, P-Com's Point-to-Point and Point-to-Multipoint radio systems are marketed to spectrum license holders who hold rights to transmit via BWA. Such license holders have various options from competing technologies and equipment providers who are in direct competition with P-Com for the business. P-Com also markets a line of spread spectrum radios, which are used by unlicensed service providers, primarily in Asian, South American and African markets.

Global Privatization and Deregulation: Stimuli to Broadband Wireless Access
Growth

In many parts of the world, communication services are either inadequate or non-existent due to the lack of existing infrastructure. Additionally, many such countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. In these markets, we believe competitive service providers often find deployment of BWA the quickest, most economical and scalable means of provisioning reliable, modern telecommunications services.

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

Network Architecture Bottlenecks

Fiber optic networks have received much attention because of the speed and quality associated with such technology. Increasingly, network service providers are constructing fiber optic interoffice backbones to meet the significant demand created by Internet and data, video conferencing, and voice services. To satisfy the growing user demand for high-speed access, the fiber optic channels would (if not supplemented by other systems) have to extend all the way into the buildings in which the users reside. Such is the case today in only about ten percent of the commercial buildings within the United States, and that number is not expected to grow much because of the extremely high cost to extend fiber optic channels to buildings. Instead, the fiber optic channel usually ends short of the building, at the beginning of the "last mile". Thus, users are often forced to use slower dial-up modem connections and ISDN (Integrated Services Digital Network) services, or ADSL (Asymmetrical Digital Subscriber Line) service, subject to its distance limitations. This local access "bottleneck" denies users the real benefits afforded by fiber optic backbones because the highest speed which users can experience is that of the local access portion of their end-to-end connection. To overcome such limitations in a quick and efficient manner, we believe BWA is attractive to incumbent and competitive carriers alike because the local access speed restrictions are obviated, and because wireless systems can be installed and become operational in weeks as compared to months or years for wired infrastructure, and at a much reduced cost.

Wireless Access Solutions

Point-to-Multipoint BWA service is a wireless technology that provides the high speed symmetrical access service This service is drawing significant attention and growing interest because it can be rapidly deployed; it is highly efficient, reliable, and scalable; it is cost effective because it can serve many subscribers from one hub, and can be expanded as demand for service dictates. Nonetheless, the traditional system providers' buildout approach has resulted in P-Com's and its competitors' Point-to-Multipoint products only gradually gaining market share in the BWA market.

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

Certain limitations are common to all BWA systems like those provided by P-Com. Among the more common of these limitations are the requirement for line-of-sight between the hubs and the remote sites; spacing between the hubs and the remote stations; signal transmit/receive power level interference; poor performance if there is improper antenna alignment; and adjacent cell interference due to improper power levels. Professional execution of path and limitations. P-Com Network Services can provide the professional engineering and installation services required for wireless access system operation, which adds an element of competitive advantage for P-Com.

The P-Com Strategy

Our goal is to be the leading worldwide supplier of high-performance Point-to-Multipoint, Point-to-Point, and Spread Spectrum wireless access equipment. Our strategy to accomplish this objective is to:

o Focus on Point-to-Multipoint, Point-to-Point, and Spread Spectrum microwave Markets. P-Com designs products specifically for the millimeter wave and spread spectrum microwave frequency bands. We have designed P-Com's core architecture to optimize the systems for operation at millimeter and microwave frequencies.

o Focus on full Engineering, Furnishing and Installation ("EF&I") in Central Office operations for DC power and transmission in the U.S domestic market.

o Continue expansion of our identified global market opportunities. We have met the standards established by the European Telecommunications Standards Institute ("ETSI") and achieved regulatory approval for our systems in Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, Latvia, France, Germany, Greece, Hungary, Italy, Japan, Mexico, Spain, and the United Kingdom, as well as the United States. We maintain sales and/or support offices in major international markets.

o Build and sustain manufacturing cost advantage. We have designed our system architecture to reduce the number of components incorporated into each system, and to permit the use of common components across the range of our products. Such an approach assists in manufacturing cost reduction through volume component purchases and through enablement of a standardized manufacturing process. Utilization of turnkey contract manufacturers eliminates expensive in-house manufacturing assembly, and provides ability to scale up or down as conditions dictate.

o Leverage and maintain software leadership. We differentiate our systems through proprietary software embedded in the IDU ("InDoor Unit") and ODU ("OutDoor Unit"), and in the Windows and SNMP-based software tools. This software is designed to allow us to deliver to our customers a high level of functionality that can be easily reconfigured by the customer to meet changing needs. Software tools are also used to facilitate network management.

Range of Product Choices

We offer access providers around the world a range of wireless systems that encompass Point-to-Multipoint BWA, Point-to-Point BWA, and Spread Spectrum systems. Our systems utilize a common architecture in the millimeter wave and spread spectrum microwave frequencies, including 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 28 GHz, 31 GHz, 38 GHz, and 50 GHz. Both FDMA (Frequency Division Multiple Access) and TDMA (Time Division Multiple Access) technologies are designed into our Pont-to-Multipoint systems.

Point-to-Multipoint and Point-to-Point BWA systems operate in specific radio frequency bands uniquely allocated by the telecommunications authorities of the nations of the world. To participate in the BWA markets of the world, BWA manufacturers must provide systems that conform to these national frequency specifications systems. The systems are subjected to stringent testing and must pass local homologation procedures. The greater the number of frequencies provided for by the BWA manufacturer, the greater the manufacturer's potential market penetration.

One of the main objectives of the access providers which buy BWA products from us or our competitors is the establishment of an access system that enables them to derive from their allocated frequency bandwidth the maximum amount of revenue-producing traffic, also known as "throughput." The greater the "throughput" capability of a BWA system, the greater the access provider's revenue production potential.

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

CLECs, ISPs, and other carriers are currently identifying how Point-to-Multipoint technology might most effectively integrate into existing and newly built systems. As a result the products required are evolving as well. All equipment provider companies in this market must be aware and able to react to product developments to remain competitive. Broad market trends are sometimes difficult to identify during the current industry wide slowdown because only relatively small volumes of PMP are being ordered.

We provide both Point-to-Multipoint and Point-to-Point systems in a broad range of frequencies and provide both TDMA and FDMA capability, as stated above. P-Com's competitors' generally provide either Point-to-Multipoint or Point-to-Point, but seldom both. Through provision of such a broad range of design options, and through the application of a network management system that is common across all of our systems, we give BWA service providers broader design latitudes than those available from many competing systems and enables providers to tailor their purchases to help maximize their "throughput." In addition, our relatively broad range of product offerings tends to cushion P-Com against the risk that a particular frequency or standard might, for whatever reason, come to dominate all marketplace alternatives, or be mandatory for a particular country or project.

Software embedded in our systems allows the user to easily configure and adjust system settings such as frequency, power, and capacity without manual tuning and mechanical adjustments. Software provided with our systems includes sophisticated diagnostics, maintenance, network management, and system configuration tools.

We first produced and marketed our Point-to-Point systems in 1993. P-Com's Point-to-Multipoint systems became commercially available in 1999, and P-Com's Spread Spectrum Systems became available through our acquisition of Cylink Corporation assets in 1998. The revenue mix in 2001 for the Point-to-Point, Point-to-Multipoint, and Spread Spectrum systems are 74.3%, 12.5%, and 13.2% of total product sales respectively.

Services

P-Com Network Services, Inc. ("PCNS") is an installation services company providing three distinct services lines in the United States: Central Office DC Power Services, Central Office Transmission Services, and Wireless Services. PCNS installs and services a wide variety of central office DC power and transmission equipment produced and distributed by several manufacturers. Typically, Central Office Group projects involve full engineering, furnishing and installation (EF&I) services. PCNS also installs millimeter wave radio equipment produced by several manufacturers. Installations are generally performed in commercial buildings and consist of site preparation/construction, equipment installation and equipment commissioning into a customer network. Both the Central Office Group and Wireless Group offer full program or project management of appropriate complexity and length of time. Central Office projects are performed primarily in the Mid-Atlantic region. PCNS Wireless projects are generally performed in areas surrounding PCNS field offices in Los Angeles and San Francisco, CA; Salt Lake City, UT; Phoenix, AZ, Denver, CO; Kansas City, KS; Milwaukee, WI; Detroit, MI; Atlanta, GA; Tampa, FL; and Dulles, VA.

Due to the curtailment of capital spending by the Regional Bell Operating Companies ("RBOC"), PCNS's business declined significantly in second half of 2001.

Manufacturing and Testing

Our Campbell, California facility received its initial ISO 9001 registration in December 1993, and was subsequently recertified in December of 1999. Our ISO 9001 registration for its United Kingdom sales and customer support facility was received in 1996 and recertified in 1999; our ISO 9001 registration for its Tortona facility in Italy was first received in 1996 and recertified in 2000. Our production facility in Melbourne, Florida and its former Dietzenbach, Germany repair center were ISO 9001 certified in 1999.

Once a system reaches commercial status, we contract with one or more of several turnkey fabricators to build radio system units in commercial quantities. Utilization of such fabricators relieves us of expensive investments in manufacturing facilities, equipment, and parts inventories. This strategy enables us to quickly scale to meet varying customer demands and changes in technology.

We test manufacture systems in our California and Florida locations prior to shipment to its customers. Testing includes the complete IDU-ODU (indoor-outdoor unit) assembly, thereby providing customers completely tested end-to-end systems unit.

Sales Channels and P-Com Customers

Our wireless access systems are sold internationally and domestically directly through our own sales force, as well as through strategic partners, distributors, systems providers, and original equipment manufacturers ("OEMs"). Our services are sold directly through PCNS internal sales force.

Our customers include:

      o     Verizon
      o     Orange Personal Communications System ("OPCS")
      o     Mercury One-2-One
      o     D2 Vodafone (Mannesmann)
      o     AT&T Local Services
      o     Lucent Technologies
      o     Tellabs
      o     Siemens
      o     New Century Global Network (Japan)
      o     NEC USA
      o     Sonatel C&E (India)
      o     Science Technology Park India
      o     Philcom Corporation (Phillipines)
      o     Sonatel (Senegal)
      o     Guangzhou Broadband (China)
      o     China Mobile

During 2001, sales to Verizon, OPCS and Mercury One-2-One accounted for approximately 18%, 16% and 13% of our total sales, respectively. We expect that sales to relatively few customers will continue to account for a high percentage of our sales in the foreseeable future. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or a major reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the telecommunications industry, may have a material adverse effect on our business, financial condition and results of operations. While we generally enter into written agreements with our major customers, they generally do not provide for minimum purchase commitments. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunication industry and the economy in general. Economic conditions in the industry are currently depressed.

We operate in two segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment, located in the United States (and UK prior to February
2001), performs engineering, furnishing installation and program management services through its Central Office Group and Wireless Group. See Note 8 to the Consolidated Financial Statements for additional information regarding the operations of our operating segments, as well as the allocation of sales by geographic customer destination.

Our backlog was approximately $5.9 million as of December 31, 2001, as compared to approximately $41.9 million as of December 31, 2000. The decrease was due to severe reduction in capital spending in the United States and globally within the telecommunications industry and the bankruptcy of a significant customer, Winstar Communications Inc.("Winstar") in April 2001. We include in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of our backlog scheduled for shipment in the twelve months following December 31, 2001 can be cancelled since orders are often made substantially in advance of shipment, and most of our contracts provide that orders may be cancelled with limited or no penalties up to a specified period before shipment, and in some cases at any time. Therefore, backlog is not necessarily indicative of future sales for any particular period.

Technology

P-Com's technological approach to Point-to-Multipoint, Point-to-Point, and Spread Spectrum radio systems is, we believe, meaningfully different from conventional approaches. Through use of proprietary digital signal processing, frequency conversions, antenna interface technology, and proprietary software and custom application-specific integrated circuits, produces highly integrated, feature-rich systems. The results of this integrated design are reliability and cost advantages. The microprocessor and embedded software in both the IDU and ODU enclosures enable flexible customization to the user's specific telecommunications requirements.

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

Our Point-to-Point and Spread Spectrum microwave radios consist of three primary assemblies: the IDU, the ODU and the antenna. The IDU houses the digital signal processing and the interfaces to the ODU via a single coaxial cable. The ODU, a radio frequency ("RF") enclosure, establishes the specific transmit and receive frequencies and houses the proprietary P-Com frequency converter. The antenna interfaces directly to the ODU via a proprietary P-Com wave-guide transition technology.

We believe our millimeter wave technology is meaningfully different from that contained in most conventional systems. When transmitting, our IDU sends signal to the ODU where it is received by the IF processor, routed to the transmit converter and mixed with a synthesized frequency source. This signal is then amplified and passed through to our proprietary frequency converter to establish the appropriate millimeter wave frequency. The signal is then routed to the antenna for transmission to the millimeter wave radio system at the receiving end. At the receiving end, the incoming signal is routed to the frequency converter and mixed in the down-converter with the same frequency that was used when transmitting. The signal is passed to the IDU where it is sent to the end-user's equipment.

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

Our architecture is designed to achieve reliability, cost, installation and maintenance benefits over conventional approaches. We employ a common architecture in the ODU for all stages of the system other than the frequency converter used to establish the millimeter wave frequency at which the system operates. Finally, in our systems, the IDU and ODU are connected with a single coaxial cable, in contrast to many conventional systems that require multiple cable connections.

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

Research and Development

P-Com has a continuing research and development program in order to enhance its existing systems and related software tools and to introduce new systems. We invested approximately $19.8 million, $20.2 million and $32.4 million in 2001, 2000, and 1999, respectively, in research and development efforts and expects to continue to invest significant resources in research and development. Our research and development efforts can be classified into two distinct efforts:
(1) increasing the functionality of its Point-to-Point and Point-to-Multipoint radio systems under development by adding additional frequencies and capacities to its product portfolio, modifying its network management system software offering, and developing other advancements to its radio systems under development, and (2) integrating new functionality to extend the reach of its products into the customers' networks, such as access technology which allows the customer to manage telecommunications services at its site and integrate voice, data, video and facsimile in one offering. There can be no assurance that current efforts will result in new product introductions or modifications to existing products. The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards. Our ability to be competitive in this market will depend in significant part upon its ability to develop successfully, introduce, and sell new systems and enhancements and related software tools on a timely and cost effective basis that respond to changing customer requirements. The Company has experienced and may continue to experience delays from time to time in completing development and introduction of new systems, and enhancements or related software tools. There can be no assurance that errors will not be found in our systems after commencement of commercial shipments, which would result in the loss of or delay in market acceptance. The inability of the Company to introduce in a timely manner new systems, enhancements, or related software tools that contribute to sales could have a material adverse effect on our business, financial condition, and results of operations.

Sales and Marketing

Our sales and marketing efforts are directed from our executive offices in Campbell, California. We have sales and customer support facilities in the United Kingdom and Italy that serve as bases for the European market and in China and Singapore for the Asian market. Internationally, we use a variety of sales channels, including system providers, OEMs, dealers and local agents. We also sell directly to its customers. In addition, we have established agent relationships in numerous other countries in the Asia/Pacific region, the Middle East, South America, and Europe.

Typically, our sales process commences with the solicitation of bids by prospective customers. If selected to proceed further, we may provide systems for incorporation into system trials, or may proceed directly to contract negotiations. When system trials are required and successfully completed, we then negotiate a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed.

The Company believes that due to the complexity of its radio systems, a high level of technical sophistication is required on the part of our sales and marketing personnel. In addition, we believe that customer service is fundamental to its success and potential for follow-on business. New customers are provided engineering assistance for installation of the first units as well as varying degrees of field training depending upon the customer's technical aptitude. All customers are provided telephone support via a 24-hour customer service help desk. Our customer service efforts are supplemented by our system providers.

The Company believes that it must continue to expand its sales and marketing organization worldwide. Any significant sales growth will be dependent in part upon our expansion of marketing, sales and customer support capabilities which will require significant expenditures to build the necessary infrastructure.

Competition

The worldwide wireless communications market is very competitive. P-Com's wireless radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We have experienced competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services, including Alcatel Network Systems, Floware, DMC Stratex Networks, Ericsson, Harris-Farinon Division, Nokia, Nortel, SIAE, Hughes Network Systems, and Western Multiplex Corporation, many of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services, such as DSL. We may also face competition in the future from new market entrants offering competing technologies. Our results of operations may depend in part upon the extent to which customers, which choose to rely on wireless strategies, elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on, or expand, their reliance on the Company as an external source of supply for their radio systems. Recently, certain of our competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. Competition is especially intense during the current period of depressed demand for telecommunications infrastructure equipment. We expect our competitors to continue to improve the performance and lower the price of their current products, and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by our competitors could cause a significant decline in sales or loss of market acceptance of our systems or intense price competition, or make our systems or technologies obsolete or noncompetitive. The Company has experienced significant price competition and expects such price competition to intensify in view of the current market downturn, and this may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development and enhancements.

The principal elements of competition in our market, and the basis upon which customers may select our systems, include price, performance, software functionality, and ability to meet delivery requirements and customer service and support.

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

The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of in the country operations in the particular jurisdiction. Such regulations or such changes could require the Company to modify its products and incur substantial costs and delays to comply with such time-consuming regulations and changes. In addition, the Company also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent PCS operators and others are delayed in deploying these systems, we could experience delays in orders. Failure by the regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on our business, financial condition and results of operations.

The regulatory environment in which we operate is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting development efforts by our customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on our business and results of operations. We might deem it necessary or advisable to modify its systems to operate in compliance with such regulations. Such modifications could be extremely expensive and time consuming.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect its intellectual property rights. We currently hold fourteen U.S. patents and five U.S. copyrights on software. We generally enter into confidentiality and nondisclosure agreements with service providers, customers and others, and attempts to limit access to and distribution of its proprietary technology. We also enter into software license agreements with its customers and others. However, there can be no assurance that such measures will provide adequate protection for our trade secrets or other proprietary information, that disputes with respect to the ownership of its intellectual property rights will not arise, that our trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that we can otherwise meaningfully protect its intellectual property rights. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of our pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate our products or software or design around the patents owned by us or that third parties will not assert intellectual property infringement claims against the Company. In addition, there can be no assurance that foreign intellectual property laws will adequately protect our intellectual property rights abroad. Failure to protect our proprietary rights could have a material adverse effect on its business, financial condition and results of operations.

Litigation may be necessary to enforce our patents, copyrights and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations regardless of the outcome of the litigation. There can be no assurance that infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims will not be asserted in the future or that such assertions will not materially adversely affect our business, financial condition and results of operations. If any claims or actions are asserted against the Company, we may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, should we decide to litigate such claims, such litigation could be extremely expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation.

Employees

As of February 28, 2002, the Company and our subsidiaries employed a total of 356 employees, including 116 in Operations, 95 in Research and Development, 54 in Sales and Marketing, 21 in Quality Assurance and 70 in Administration. We believe that future results of operations will depend in large part on its ability to attract and retain highly skilled employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. P-Com Germany employed 15 prior to its closure in July 2001. RT Masts employed 170 before it was sold in February 2001. Due to the drastic downturn in the U.S. CLEC market, we decreased our workforce in the first, second, third and fourth quarters of 2001 by 41, 118, 136 and 17 employees, respectively.

Item 2. Properties

       Location of                                       Square    Date Lease
    Lease Facility (1)               Functions          Footage      Expires
    ------------------               ---------          -------      -------

HEADQUARTERS               Administration                61,000   November 2005
Campbell, CA               Customer Support/
                           Sales/Engineering/
                           Manufacturing
Campbell, CA               Manufacturing/Research        25,000   September 2002
San Jose, CA               Warehouse                     34,000   September 2003
Redditch, England          Sales/Customer Support         5,500   June 2005
Watford, England           Research/Development           7,500   April 2008
Redditch, England          Warehouse                      6,800   September 2004
Dulles, VA                 Administration                 8,750   October 2007
Sterling, VA               Sales/Customer                15,000   July 2007
                           Support/Warehouse

Orange, CA                 Services                       3,400   February 2002
Phoenix, AZ                Services                       2,540   January 2003
Denver, CO                 Services                       2,000   July 2003
Englewood, CO              Administration                 2,000   July 2003
Melbourne, Florida         Research/Development          36,250   July 2004
Beijing, China             Sales/Customer Support         4,200   July 2002
Singapore                  Sales and Customer Support    11,000   October 2002

(1) All locations support product sales except Orange, CA; Phoenix, AZ; Englewood, CO; Sterling, VA and Dulles, VA, which support services sales.

P-Com Italia, S.p.A., owns and maintains its corporate headquarters in Tortona, Italy. This facility, approximately 36,000 square feet, provides design, test, manufacturing, mechanical and warehouse functions.

Item 3. Legal Proceedings

In September and October 1998, several putative class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs alleged various state securities laws violations by P-Com and certain of its officers and directors. The complaints sought compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. On June 30, 2000 the Superior Court issued a notice of ruling certifying this matter as a class action.

We reached an agreement in principle on October 25, 2001 to settle the consolidated securities class action suit. On February 8, 2002, pursuant to that agreement in principle, the court entered final judgment approving the settlement. Under the terms of the settlement, all claims against the Company and all other defendants will be dismissed without admission of liability or wrong doing by any party. The settlement was funded entirely by our directors and officers liability insurance.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our Common Stock is quoted in the Nasdaq National Market under the symbol PCOM. To maintain the listing of our common stock on The Nasdaq National Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. We received a letter of notice dated June 20, 2001 from the Nasdaq National Market stating that due to our minimum bid price levels remaining under the $1 level for 30 consecutive trading days, we could be subject to a delisting procedure should the bid price continue to remain under the $1 level for an additional 90-day period, unless our stock attains a bid price of $1 or more for a period of ten consecutive days during such 90-day period. Shortly after September 11 Nasdaq issued a moratorium on the minimum bid price requirement until January 2, 2002. We received a new letter of notice dated February 14, 2002 from Nasdaq stating that due to our minimum bid price levels remaining under $1 for 30 consecutive days, we were again put on notice that it is subject to delisting procedures. Management received in September 2001 shareholders' approval for a reverse stock split calling for one share of newly issued Common Stock to be issued in place of each five shares of existing stock as of the date at which the reverse stock split is effected. We have not implemented the reverse stock split in part because there is no assurance that it would enable us to achieve and maintain compliance with the minimum bid price requirement. If we fail to meet the minimum bid process for 10 consecutive days during the grace period, our Common Stock may be delisted from the NASDAG National Market. Even if we are able to comply with the minimum requirement, there is no assurance that in the future we will continue to satisfy NASDAQ listing requirements, with the result that our common stock may be delisted from The Nasdaq National Market. Should our common stock be delisted from NASDAQ National Market, it would likely be traded on Nasdaq Small Cap Market, and if delisted from The Nasdaq Small Cap Market, would likely be traded on the "Over-the-counter Bulletin Board" of the National Assocoation of Securities Dealers, Inc. However, this alternative could result in a less liquid market available for existing and potential shareholders to exchange shares of our stock and could ultimately further depress the trading price of our Common Stock.

The following tables sets forth the range of high and low sale prices, as reported on the Nasdaq National Market for each quarter in 2001 and 2000. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of Feb 28, 2002, there were 517 stockholders on record of our Common Stock.

                                                     Price Range of Common Stock

                                                     ---------------------------
                                                        High              Low
                                                     ----------       ----------
      Year Ended December 31, 2000:
         First Quarter                               $    23.72       $     9.00
         Second Quarter                                   15.00             5.56
         Third Quarter                                     8.44             5.18
         Fourth Quarter                                    6.13             1.53

      Year Ended December 31, 2001:
         First Quarter                               $     5.50       $     1.25
         Second Quarter                                    1.49             0.55
         Third Quarter                                     0.69             0.26
         Fourth Quarter                                    0.38             0.14

Recent Sales of Unregistered Securities

In July 2001 the Company issued 3,797,468 shares of Common Stock to two existing stockholders at a per share price of $0.79, for an aggregate proceed of $3.0 million. The unregistered shares were priced at an amount greater that the public market trading price of the Common Stock and was based on the pro forma calculation of Adjusted Net Tangible Book Value ("NTBV") per share. There were no underwriters or commissions involved, and the Company relied on the provisions of Securities Action section 4(2).

Dividends

To date, we have not paid any cash dividends on shares of our Common Stock. We currently anticipate that we will retain any available funds for use in the operation of our business, and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The balance sheet data as of December 31, 2001 and 2000 and the Statement of Operations data for the years ended December 31, 2001, 2000, and 1999, have been derived from the audited financial statements included in Item 8 of this document.

                          Statement of Operations Data


                                               2001(2)      2000(3)(4)     1999(5)       1998(6)        1997
                                              ---------     ---------     ---------     ---------     ---------
                                                             (in thousands, except per share data)
Sales:
  Product                                     $  73,236     $ 183,606     $ 116,409     $ 118,948     $ 169,453
  Service                                        30,838        50,795        40,470        43,597        30,157
                                              ---------     ---------     ---------     ---------     ---------
      Total sales                               104,074       234,401       156,879       162,545       199,610
                                              ---------     ---------     ---------     ---------     ---------
Cost of sales:
    Product                                      94,890       160,965       107,378        93,829        96,948
    Service                                      23,624        38,170        28,274        30,777        18,968
                                              ---------     ---------     ---------     ---------     ---------
      Total cost of sales                       118,514       199,135       135,652       124,606       115,916
                                              ---------     ---------     ---------     ---------     ---------

 Gross profit (loss)                            (14,440)       35,266        21,227        37,939        83,694
                                              ---------     ---------     ---------     ---------     ---------
Operating expenses:
  Research and development                       19,800        20,241        32,431        38,882        27,854
  Selling and marketing                           7,776        11,972        17,135        19,224        12,795
  General and administrative                     33,371        26,893        25,179        24,260        11,029
  Goodwill amortization                           8,034        19,598         6,547         5,023         1,380
  Restructuring and other charges                    --            --         3,300         4,332            --
  Acquired in-process research
    and development(8)                               --            --            --        15,442            --
                                              ---------     ---------     ---------     ---------     ---------
      Total operating expenses                   68,981        78,704        84,592       107,163        53,058
                                              ---------     ---------     ---------     ---------     ---------

Income (loss) from operations                   (83,421)      (43,438)      (63,365)      (69,224)       30,636
Interest expense                                 (1,961)       (4,750)       (8,175)       (8,652)       (1,811)
Gain on sale of a subsidiary                      9,814            --            --            --            --
Other income (expense), net                        (545)       (6,977)       (2,537)        1,446         1,988
                                              ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
  operations before income taxes,
  extraordinary item and cumulative
  effect of accounting change                   (76,113)      (55,165)      (74,077)      (76,430)       30,813
Provision (benefit) for income
  taxes                                            (575)       11,140         1,407       (11,501)       11,018
                                              ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
  operations before extraordinary item and
  cumulative effect of accounting change        (75,538)      (66,305)      (75,484)      (64,929)       19,795
Discontinued operations(7):
  Loss from operations                               --        (4,000)      (13,903)       (2,869)         (904)
  Loss on disposal                                   --            --       (26,901)           --            --
                                              ---------     ---------     ---------     ---------     ---------
                                                     --        (4,000)      (40,804)       (2,869)         (904)

Extraordinary gain on retirement of notes            --         1,890        13,239         5,333            --
Cumulative effect of accounting change(3)            --        (1,534)           --            --            --
                                              ---------     ---------     ---------     ---------     ---------
Net income (loss)                             $ (75,538)    $ (69,949)    $(103,049)    $ (62,465)    $  18,891
                                              =========     =========     =========     =========     =========

Charge related to Preferred Stock discount           --            --            --        (1,839)           --
Loss on Conversion of Preferred Stock to
Common Stock                                         --            --       (18,521)           --            --
Net income (loss) applicable to Common
Stockholders                                  $ (75,538)    $ (69,949)    $(121,570)    $ (64,304)    $  18,891
Basic income (loss) from Continuing
Operations (1)                                $   (0.91)    $   (0.85)    $   (1.32)    $   (1.50)    $    0.47
Diluted income (loss) from Continuing
Operations (1)                                $   (0.91)    $   (0.85)    $   (1.32)    $   (1.50)    $    0.44
Basic net income (loss) applicable to
Common Stockholders (1)                       $   (0.91)    $   (0.90)    $   (2.13)    $   (1.49)    $    0.45
Diluted net income (loss) applicable to
Common Stockholders (1)                       $   (0.91)    $   (0.90)    $   (2.13)    $   (1.49)    $    0.42

                        Balance Sheet Data (in thousands)


                              2001 (2)           2000(3)(4)        1999(5)          1998 (6)       1997
                             ---------           ---------        ---------        ---------     --------
Cash and cash equivalents    $   7,103           $  27,541        $  11,629        $  29,241     $ 88,145
Working capital                (10,185)             76,823           31,984           78,967      196,279
Total assets                    92,234             216,219          218,746          315,217      305,521
Long-term debt                     769              30,290           39,858           97,769      101,690
Mandatorily redeemable
   Preferred Stock                  --                  --               --           13,559           --
Mandatorily Redeemable
   Common Stock Warrants            --                  --               --            1,839           --
Retained earnings
   (accumulated deficit)      (294,460)           (218,922)        (148,973)         (45,924)      18,380
Stockholders' equity         $  24,256           $  95,247        $  89,215        $  99,409     $148,297

(1) See Note 9 of Notes to Consolidated Financial Statements for an explanation of the method used to determine share and per share amounts.

(2) In 2001, we recorded charges of approximately $30 million related to excess inventory and inventory purchase commitments, $5.8 million related to a write-down of goodwill and other intangibles, and a $11.6 million increase in bad debt expense related to a customer bankruptcy.

(3) We recorded a non-cash charge of approximately $1.5 million on January 1, 2000 to account for the cumulative effect of the accounting change made to comply with SAB 101. See Note 2 of Notes to Consolidated Financial Statements.

(4) In 2000, we recorded charges of approximately $21.7 million related to excess inventory and inventory purchase commitments, $15.0 million related to a write-down of goodwill, and a $9.9 million increase in the valuation allowance against the carrying value of deferred tax assets.

(5) In 1999, we recorded restructuring and other charges of approximately $36.5 million.

(6) In 1998, we recorded restructuring and other charges of approximately $26.6 million.

(7) Losses from discontinued operations in 1999 were in part attributable to Technosystem, which was reclassified to discontinued operations in the third quarter of 1999. The gain on disposal in 2001 was from the sale of RT Masts in February 2001.

(8) In connection with the acquisition of substantially all of the assets of the Cylink Wireless Group in 1998, $15.4 million of purchase price attributed to in-process research and development was expensed.

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

Overview

We supply equipment for wireless access to worldwide telecommunications networks, and engineering, furnishing wireless and installation services in the U.S. central office and wireless telecommunication market. We were founded in April 1991 to develop, manufacture, market and sell millimeter wave radio systems for wireless networks. Currently, we ship 2.4 GHz and 5.7 GHz spread spectrum (unlicensed) radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz Point-to-Point radio systems. Our performance in 2001 reflects the most challenging period the telecommunications equipment and services industry has experienced. Over-capacity resulting in a severe reduction in capital spending in the United States and globally within the telecommunications industry and the bankruptcy of a significant customer, Winstar Communications Inc ("Winstar") in the first quarter of 2001 has dramatically impacted our equipment sales this year. Our service revenue was also negatively impacted by certain major customers implementing spending control programs since mid-2001. The net loss in 2001 was also increased by inventory related charges to product costs of sales of $30 million, accounts receivable valuation charges of $11.6 million primarily due to the bankruptcy of Winstar, and a goodwill and other intangibles impairment write-off of $5.8 million. We instituted cost reduction programs since the first quarter of 2001, including a headcount reduction of approximately 310 employees or 34% compared to previous year's headcount and termination of facility leases. These were insufficient to offset the impact of reduction in revenue. Our services business was profitable in 1999 and 2000 and nearly broke even in 2001; our product business had significant losses in all these years.

In February 2000, we completed the divestiture of two Italian subsidiaries, Technosystem, S.p.A. and Cemetel S.r.L., resulting in additional losses for the first quarter of approximately $4.0 million and $3.5 million, respectively.

In 2001 we revised our method for recognizing revenue for sales of radio systems as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." We previously recognized revenue upon shipment of product, provided no significant obligations remained and collection was probable. This was changed to recognition upon transfer of title and risk of loss, which is generally upon shipment of the product provided no significant obligations remained and collection was probable. In accordance with SAB No. 101, we recorded a non-cash charge of approximately $1.5 million on January 1, 2000 to account for the cumulative effect of the accounting change.

The cumulative effect of this accounting change primarily resulted from contracts where revenue had historically been recognized upon shipment, however, under the terms of the underlying contracts, title and risk of loss did not transfer until either delivery or subsequent receipt of payment. Under our revised revenue recognition method, revenue relating to such sales is deferred until both title and risk of loss is assumed by the customer. As a result of this change, approximately $12.0 million in revenue and $10.5 million in related costs originally recognized in 1999 were deferred and re-recognized in the first quarter of 2000.

Critical accounting policies

Managements discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product provided no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. Revenue from service sales is recognized ratably over the contractual period or as the service is performed.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. In order to limit our credit exposure, we require irrevocable letters of credit and even prepayment from certain of our customers before commencing production.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on first-in, first-out basis. We assess our inventory carrying value and reduce it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimate given the information currently available. Our customers' demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the company. Our inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If we determine that market conditions are less favorable that those projected by management, such as an unanticipated decline in demand not meeting our expectations, additional inventory write-downs may be required.

Goodwill

Our business acquisitions have typically resulted in goodwill, which affects the amount of future period amortization expense and possible impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company's consolidated financial statements. In assessing the recoverability of the Company's goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and will be required to analyze its goodwill for impairment during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, the Company recorded an impairment loss related to goodwill of $5.8 million.

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely that not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Years Ended 2001, 2000 and 1999

Sales

Sales consist of revenues from radio systems, repairs and support services offered, as well as central office and transmission infrastructure service support for major telecom providers.

In 2001, 2000 and 1999, sales were approximately $ 104.1 million, $234.4 million, and $156.9 million, respectively. The 55.6% decrease in sales from 2000 to 2001 was primarily due to dramatically decreased product sales to Competitive Local Exchange Carriers ("CLEC") customers, on which we had heavily relied. Most CLECs are now in financial distress. The worldwide market for telecommunication equipment has also contracted substantially in 2001. Our sales were especially slow in the third and fourth quarters of 2001, probably due in part to post-September 11 caution exhibited by customers in the purchasing processes. Our United States based service sales were similarly affected by certain major customers implementing spending control programs beginning mid-2001, and we sold our United Kingdom based services business in February 2001. The 49.4% increase in sales from 1999 to 2000 was primarily due to increased radio system delivery levels under a large order from Winstar in the second half of the year and 25% increase in the services business sales in the U.S. and UK combined.

Our 2001 sales fell significantly in each of our product categories. During 2001, the Tel-Link Point-to-Point product line represented 52.2% of our total sales, compared to 61.0% of our total sales during 2000 and 59.0% during 1999. The Spread Spectrum (unlicensed) product line represented approximately 9.3% of our total sales in 2001, as compared to 8% during 2000 and 11.3% of our total sales during 1999. Our Point-to-Multipoint product line, which was introduced in late fourth quarter 1999, represented 8.8% of our total sales in 2001, 6% in 2000 and only approximately $1.1 million of sales in 1999. Total sales for the Point-to-Multipoint line of approximately $9 million in 2001 and

$13.9 million in 2000 did not meet our expectations. Customers, particularly in the U.S. CLEC markets, did not place orders equivalent to forecasted orders. However, these same customers increased their Point-to-Point radio orders to bring actual sales levels for this line higher than originally forecasted for 2000. The bankruptcy of our major U.S. based CLEC customer, Winstar, in the first quarter of 2001 adversely impacted our equipment sales in the U.S. for the remainder of the year.

Sales to Orange Personal Communications Services ("OPCS") accounted for approximately 16%, 7% and 20% of total sales in 2001, 2000 and 1999, respectively. Sales to Mercury One-to-One and Verizon accounted for approximately 13% and 18% of 2001 sales, respectively. Sales to Winstar accounted for approximately 6%, 28% and 11% of total sales in 2001, 2000 and 1999, respectively. Sales to Bosch Telecom accounted for approximately 13% of total sales in 1999. Sales to Lucent Technologies accounted for approximately 12% of total sales in 2000.

During 2001, we generated 45.2% of our sales in the United States, 31.1% in the United Kingdom, and 15.8% in Asia. The Unites States share remained relatively high, despite poor product sales in the United States, due to the US central services business representing a relatively larger share of the total sales mix compared to the geographically-dispersed products business sales in 2001. During 2000, we generated 55.9% of our sales in the United States, 24.3% in the United Kingdom, 7.8% in Continental Europe and Middle East markets, and 12.0% in other geographic regions, particularly in the Pacific Rim. The increased United States share was due primarily to product sales to Winstar and other CLECs. During 1999, we generated 30.8% of our sales in the U.S., 34.5% in the United Kingdom, 18.0% in Europe excluding the UK, 6.1% in Asia, and 10.7% in other geographic regions.

Product sales for 2001 were $73.2 million, a decrease of $110.4 million or 60%, when compared to 2000. Product sales for 2000 were $183.6 million during the year, an increase of $67.2 million or 57.7%, when compared to 1999 levels. Product sales represented 70.4%, 78.3% and 74.2% of sales in 2001, 2000 and 1999, respectively. The decrease in 2001 product sales was due to bankruptcy of our major CLEC customer, Winstar, and the worldwide contraction of the telecommunications equipment market in 2001. The increase in 2000 product sales resulted from larger orders from U.S. CLEC customers and an order from a China based customer under a multi-year contract for Point-to-Multipoint products announced in mid-2000.

Service sales for 2001 decreased approximately $20 million or 39.3% when compared to 2000 due to certain major customers implementing spending controls from mid-2001 through the remainder of the year, and the sale of the RT Masts service unit in February 2001. RT Masts' revenues were approximately $20 million and $18 million in 2000 and 1999, respectively. Service sales for 2000 increased approximately $10.3 million or 25.5% from the prior year levels of installation services in the U.K., and a significant increase in central office maintenance work performed by the U.S. service group for a major RBOC group.

Service sales represented 29.6%, 21.7% and 25.8% of total sales in 2001, 2000, and 1999, respectively. The increased percentage in 2001 was due to lower levels of equipment sales compared to 2000; On dollar level basis, services' sales also declined in 2001.

Many of our largest customers use our products and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from us accordingly.

We provide our customers with significant volume price discounts, which would lower the average selling price of any particular product line as more units are sold to a given customer up to a maximum discount level offered. In addition, we expect that the average selling price of any particular product line will also decline as a given product matures and as competition increases in the future. Accordingly, our ability to maintain or increase sales will depend upon many factors, including our ability to increase unit sales volumes of our systems and our ability to introduce and sell new systems at prices sufficient to compensate for reduced revenues resulting from declines in the average selling price of our more mature products. The significant worldwide contraction in the capital spending of telecommunication equipment industry negatively affected our sales in 2001. We expect this trend to continue into 2002. We were not able to adjust operating expense levels drastically enough to result in a profitable operating result in 2001, and given the sales level decline experienced, we could not expect to be profitable at the sales levels experienced in 2001.

Gross Profit

Cost of sales consists primarily of costs related to materials, labor and overhead, freight and duty, and in the case of the services business, direct labor and materials. In 2001, 2000, and 1999, gross profit (loss) was $(14.4) million, $35.3 million, and $21.2 million, respectively, or (13.8%), 15.0%, and 13.5% of sales, respectively.

In 2001, 2000, and 1999, product gross margins were affected by inventory and other related charges of $30.0 million, $21.7 million, and $15.1 million, respectively (See Restructuring and Other Charges below). Product gross profit as a percentage of product sales, not including the effect of the inventory charges described above, was approximately 11.4%, 23.9%, and 26.1% in 2001, 2000, and 1999, respectively. In 2001, the reduced gross profit margins related to reduced economics of scale and to pricing pressure on the Point-to-Point Tel-Link products as a result of the relative maturity of this legacy product line, the global economic slowdown and availability of highly competitive alternative products in the marketplace. Gross profit turned negative in the second half of 2001. Unless sales recover significantly, coupled with the existing cost cutting measures in place, we will remain unprofitable. In 2000, the reduced gross profit margins related to high materials cost for the Point-to-Multipoint products due to industry wide part shortages, and higher overhead applied to sales due to lower than expected unit sales of the Point-to-Multipoint line in the second half of 2000. Additionally, the Point-to-Point Tel-Link products were subjected to margin pressure due to the existence of highly competitive alternative product lines in the marketplace in 2000.

Service gross profit as a percentage of service sales was approximately 23.4%, 25.0%, and 30.1% in 2001, 2000, and 1999, respectively. The decrease in the service gross percentage in 2001 was caused by the significant decline of US sales in the second half without a corresponding decrease in expenses. The decrease in service gross profit percentage in 2000 was due to fixed contract rates charged in the UK market for RT Masts' largest customer and shifts in service job type mix. Fourth quarter 2000 revenue in the U.S. service market was heavily weighted to lower margin radio installation work directly related to our higher sales volume of radios to Winstar.

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

In 2001, 2000, and 1999, research and development expenses were approximately $19.8 million, $20.2 million, and $32.4 million, respectively. As a percentage of sales, research and development expenses increased from 8.6% in 2000 to 19.0% in 2001, primarily due to lower sales level. Research and development expenses in 2001 continued to be significant due to the substantial final development efforts on the new Encore Point-to-Point and AirPro Gold Spread Spectrum products in preparation for commercial rollout in 2001 and 2002. The percentage however decreased from 20.7% in 1999 to 8.6% in 2000 due to our Point-to-Multipoint development project being completed in the fourth quarter of 1999. The wind down of this development project resulted in reduced spending for this project in 2000, and the fact that overall sales levels increased in 2000 compared to 1999. Our absolute dollar R&D costs are more consistent than the percentages are due to the year-to-year sales swings.

Selling and Marketing

Selling and marketing expenses consist of salaries, sales commissions, travel expenses, customer service and support expenses and costs related to business development and trade shows. In 2001, 2000, and 1999, selling and marketing expenses were $7.8 million, $12.0 million, and $17.1 million, respectively. As a percentage of sales, selling and marketing expense increased from 5.1% in 2000 to 7.5% in 2001, primarily due to lower dollar sales levels. The decrease in absolute dollar spending in 2000 was due to closure of the German subsidiary in July 2001, and the cost control measures that were achieved since the first quarter of 2001. As a percentage of sales, selling and marketing expenses decreased from 10.9% in 1999 to 5.1% in 2000, primarily due to smaller marketing staff levels as a result of the sales of Control Resources Corporation and Technosystem subsidiaries in early 2000 and due to 2000's higher sales.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses for management, as well as finance, accounting, data processing, legal and other professional services. In 2001, 2000, and 1999, general and administrative expenses, excluding a $11.6 million receivable valuation charge in the first quarter of 2001 relating to the bankruptcy filing of Winstar, were $21.8 million, $26.9 million and $25.2 million, respectively. As a percentage of sales, general and administrative expenses increased from 11.5% in 2000 to 20.9% in 2001 due to the inability to reduce fixed expenses in 2001 as rapidly as the decrease in sales in our major markets during this period. General and administrative expenses increased 6.8% in 2000 compared to 1999. The expansion of the services business, predominantly in the U.S. market, significantly increased the related administrative expenses overall level in 2000. General and administrative expenses for the manufacturing operations were reduced in 2000 as compared to 1999 due to better cost controls and due to significant write-offs of accounts receivable in 1999 which did not recur in 2000.

Goodwill Amortization

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit of 20 years. In 2001, 2000 and 1999 goodwill amortization was approximately $8.3 million, $19.6 million and $7.8 million, respectively. In the second quarter of 2000, management reviewed the carrying value of goodwill related to its 1998 acquisition of the Cylink Wireless Group. Based upon its assessment of future value of revenue flows estimated to be provided from this acquisition, a $15 million impairment charge was recorded. Management also determined it appropriate to amortize the remaining goodwill related to the Cylink Wireless Group over a 4 1/2 year period beginning in July 2000. Other than the impairment charge of $15 million, the amortization of goodwill for 2000 totaled $4.6 million compared to $6.5 million in 1999. In 2001 management again reviewed the carrying value of goodwill related to Cylink. Based on the changes to the forecast future cash flows and the replacement of the Cylink spread spectrum products with its successor "AirPro Gold" line, we determined that the residual goodwill arising from the acquisition of Cylink in 1998 was impaired and recorded a charge of $5.8 million in the third quarter of 2001. The remaining goodwill relates to PCNS and was being amortized over 20 years. Amortization of goodwill will cease effective January 1, 2002 due to adoption of a new accounting principle, FAS 142. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the effect the goodwill impairment assessment will have on its financial position and results of operations.

Restructuring and Other Charges

In the first quarter of 2001, we recorded a $10 million inventory related charge to product cost of sales, and incurred a $11.6 million receivable valuation charge, a direct result of the bankruptcy of Winstar. In the third quarter of 2001, we determined that there was a need to reevaluate our inventory carrying value in the light of the significant slowdown in the global telecommunication market, and the phasing out of and replacement of current product designs. The evaluation included an assessment of future demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point products, and resulted in total charges to product costs of sales of approximately $18 million in the third quarter of 2001. Additionally $2 million was charged to product cost of sales in the fourth quarter of 2001.

In the second quarter of 2000, we determined that there was a need to reevaluate its inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from the UK and other European markets and toward the U.S. market, and the resulting anticipated decrease in demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point product line, and resulted in total charges of approximately $21.7 million during the second quarter of 2000. These charges consisted of increases to inventory reserve of approximately $17.4 million and accrued liabilities of approximately $4.3 million, both relating to our product segment. In addition, we performed a review of the carrying value and remaining life of long-lived assets associated with our product segment and recorded write-downs of approximately $15.0 million of goodwill, and an approximately $9.9 million write-off of deferred tax assets.

We increased inventory reserves and related purchases liabilities through charges to product cost of sales in the second quarter of 2000. Of the $17 million charge for additional reserves, $15.4 million related to the aforementioned Tel-Link Point-to-Point product line. An additional reserve of approximately $1.0 million was added in the second quarter to adjust carrying value of certain modules of the Point-to-Multipoint radio line.

Our management approved restructuring plans in 1999, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other charges of approximately $36.5 million were recorded in 1999, relating to these initiatives, all relating to our product segment.

Operating expenses overall declined in fiscal 2000 due to cost reduction actions and the sale of Control Resources Corporation in April 2000.

Interest Expense

In 2001, 2000, and 1999, interest expense was $2.0 million, $4.8 million and $8.2 million, respectively. In 2001, interest expense primarily relates to the 4.25% Convertible Subordinated Notes (the "Notes"), due in November 2002, fees incurred in setting up the Loan and Security Agreement with Foothill Capital Corporation and interest on equipment leases. For 2000 and 1999, interest expense consisted primarily of interest and fees incurred on the Notes and borrowings under our bank lines of credit, interest on the principal amount of equipment leases, and contractual penalties for late filing of the registration statement in connection with the issuance of the Series B Convertible Preferred Stock and the related warrants. Approximately $1.9 million was charged to interest expense during the year related to amortization of fair value of warrants issued to our lender group in January 2000. The reduction in interest expense in 2001 and 2000 compared to prior year was primarily due to reduced debt levels outstanding in these periods.

Gain on sale of a subsidiary

We recognized a gain of approximately $9.8 million in 2001 on the sale of RT Masts in February 2001.

Other Income (Expense), net

In 2001, other expense was comprised primarily of losses related to the write-down of property and equipment and foreign currency translation loss offset by an earnout royalty payment related to the 2000 sale of the Control Resources Corporation subsidiary, and investment income from available cash balances. In 2000, other income and expense represents primarily a $3.5 million loss in the first quarter on the sale of our Cemetel unit, foreign exchange losses of approximately $5 million and the write-off of a 1998 investment in a Poland-based telecom venture of $1.3 million. This was partially offset by interest income on excess cash balances, and a gain of $2.6 million on the sale of Control Resources Corporation in April 2000.

Sales contracts negotiated in foreign currencies have been primarily limited to British Pound Sterling contracts and Euro (previously Deutschemark) contracts. The impact of translating balance sheet accounts due to currency fluctuations in the British Pound Sterling or Euro for 2001 and 2000 was related to strengthening of the U.S. dollar versus these currencies through most of the year. We may in the future be exposed to the risk of foreign currency gains or losses depending upon the magnitude of a change in the value of a local currency in an international market.

Provision (Benefit) for Income Taxes

In 2001, we recorded a net tax benefit of $(0.6) million relating to recovery of prior year's federal income tax, offset by income taxes attributable to foreign jurisdictions that had local taxable income for 2001.

In 2000 and 1999, we recorded tax provisions of $11.1 million and $1.4 million, respectively, representing effective tax rates of (20.2)% and (1.4)%, respectively. The tax provision for 2000 is comprised of a $9.9 million write-off of deferred tax assets taken in 2000 and income taxes attributable to foreign jurisdictions that had taxable income for 2000. The tax provision for 1999 is comprised of income taxes attributable to foreign jurisdictions that had taxable income for 1999. No benefit was recognized in 2001, 2000 or 1999 for net operating losses incurred.

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

In 1999 we recorded an estimated loss on disposal of $26.9 million, including the write-off of approximately $12.5 million of goodwill, related to the disposal of Technosystem. Losses from discontinued operations were $4.0 million and $13.9 million in 2000 and 1999, respectively.

Extraordinary Item

In January 2000, we repurchased $7.0 million of our Notes by issuance of 677,000 shares of newly issued common stock with a fair market value of $5.1 million. The extraordinary gain resulting from this transaction amounted to $1.9 million. In January and February of 1999, we repurchased an aggregate of $25.5 million of our Notes for an aggregate of 2,792,000 shares of our Common Stock with a fair market value of $18.3 million and recorded an extraordinary gain of $7.2 million. In December 1999, we repurchased an aggregate of $23.8 million of our Notes for an aggregate of 2,359,000 shares of our Common Stock with a fair market value of $17.8 million. This transaction resulted in an extraordinary gain of $6.0 million.

Charge related to preferred stock discount

In June 1999, we exchanged all 15,000 shares of our Series B Convertible Preferred Stock for 5,135,000 shares of redeemable Common Stock. We also required outstanding mandatorily redeemable warrants to purchase 1,242,000 shares of Common Stock, which were held by the Series B Convertible Preferred Stockholders, for new warrants with an exercise price of $3.00 per share rather than $3.47 per share. We recorded a charge in 1999 of approximately $12.2 million resulting from these exchanges.

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

Liquidity and Capital Resources

Since our inception in August 1991, we have financed our operations and capital requirements through net proceeds of approximately $89.5 million from our initial and two follow-on public offerings of our Common Stock, three private placements of Common Stock yielding approximately $18.2 million in August 2000, $43.0 million in January 2000, $38.3 million in June 1999; an issuance of Common Stock to two existing stockholders in July 2001 for $3 million; 4 preferred stock financings aggregating approximately $32.2 million, including a $13.6 million preferred stock financing in 1998; notes with net proceeds of approximately $97.5 million in 1997; and borrowings under bank lines of credit and equipment lease arrangements.

In 2001, we used approximately $17.5 million of cash in operating activities, primarily due to the net loss of $75.5 million, offset by depreciation and amortization of goodwill aggregating $11.6 million, non-cash charges to cost of sales for inventory related charges aggregating $30.0 million, the gain on disposal of RT Masts of $9.8 million and an impairment charge related to goodwill of $5.8 million. In addition, we experienced decreases in accounts payable, other accrued liabilities, accounts receivable, inventories and prepaid expenses related to lower levels of sales and related activities.

During 2001, we received net proceeds of approximately $6.3 million through investing activities. The net proceeds resulted primarily from the sale of RT Masts of $12.1 million, offset by acquisition of property and equipment of $2.9 million and an increase in restricted cash of $2.9 million.

In 2001, we used approximately $9.3 million in financing activities. We repaid approximately $11.1 million of borrowings under our bank line of credit and remitted $2.6 million under our capital lease obligations, and received approximately $3 million in net proceeds from issuance of Common Stock in July 2001 to two existing stockholders.

Our principal sources of liquidity as of December 31, 2001 consisted of approximately $7.1 million of cash and cash equivalents. Cumulative operating losses have seriously affected our liquidity in 2001. The $2.9 million restricted cash resulted from an attachment in the third quarter of 2001, as part of a dispute with a vendor. The dispute has been fully resolved and the attachment dissolved in February 2002, resulting in approximately $1.4 million being released to us in 2002. At December 31, 2000, we had approximately $27.5 million in cash and cash equivalents. At December 31, 2000, we had outstanding borrowings of approximately $11.0 million under our line of credit, which expired and was paid off, with accrued interest, on January 31, 2001.

At December 31, 2001, we had negative working capital of approximately $10.2 million. The negative working capital resulted from classification of our 4.25% convertible subordinated notes due in November 2002 to a current liability. We are presently in negotiation with certain holders of the Notes to extend the maturity due date and/or convert their Notes to Common Stock. We are presently engaged in processes designed to raise additional equity capital and put in place a working capital credit facility. If the Note holders elect to hold their Notes until the November 2002 maturity date and demand payment, and we are unable to find additional financing to pay the Notes at maturity, we will have insufficient capital to continue to fund our operations. Even if the Note holders give us relief, we might have insufficient capital to pay the notes to fund our operations unless we generate sufficient revenues from new or existing products, obtain additional equity financing and or obtain additional debt financing.

In February 2001, we sold RT Masts, our U.K. services unit, for approximately $12 million in cash at the date of sale; an additional $750,000 was retained in escrow by the purchaser for six months to cover any contingencies; and a seven year note receivable for $750,000, interest due annually at LIBOR. The $750,000 held in escrow was collected in the third quarter of 2001.

On March 29, 2001, the Company and Foothill Capital Corporation entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. We never borrowed under this Agreement. We were in default of certain financial covenants as of December 31, 2001. The agreement was terminated in February 2002. We are currently seeking other debt financing sources, but there is no guarantee that we will be successful due to the negative impact on us and our financial statements of the current market downturn.

We are generally able to pay our debts and pay our obligations as they become due. Nevertheless given the size and working capital needs of our business and our recent history of losses, and the required repayment of the outstanding Notes on November 1, 2002, additional funding will be needed. There can be no assurance that any additional financing will be available to us on acceptable terms, or at all, when required by us. Without sufficient capital to fund our operations it is unlikely that we will be able to continue as a going concern despite making significant reductions in our operating expense levels over the past twelve months. In addition to receiving new funds, we need to significantly increase sales, reach agreement with the holders of our 4.25% convertible subordinated notes to extend the notes' maturity date and/or convert them to equity, reduce our short-term liabilities (other than the notes) by inducing large creditors to convert their receivables into our Common Stock or to offer extended payment terms. There can be no assurance that we will be able to increase sales, or reach such agreements with any or enough of our creditors. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern. If additional funds are raised (or liabilities are received) through issuance of equity securities, further dilution to the existing stockholders will result.

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:


                                  Less than      One to      Three to    After five
                                   one year   three years   five years      years        Total
Obligations (in $000):
Convertible subordinated notes     $ 29,299     $     --     $     --     $     --     $ 29,299
Non-cancelable operating lease
obligations                           3,654        9,948        1,121           --       14,723
Capital lease obligations             2,282          700           --           --        2,982
                                   --------     --------     --------     --------     --------
Total                              $ 35,235     $ 10,648     $  1,121     $     --     $ 47,004
                                   --------     --------     --------     --------     --------

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. The company adopted FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the effect the goodwill impairment assessment will have on its financial position and results of operations.

In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period in which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. We have not yet determined the impact this standard will have on our financial position and results of operations.

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends APB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. We adopted FAS 144 on January 1, 2002 do not expect the adoption of this standard will have a material impact on our financial position and results of operations.

Certain Risk Factors Affecting The Company

Worldwide Industry Slowdown

A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Customers, specifically systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, or canceling orders, and, in general, not building out any significant additional infrastructure at this time. In addition, our accounts receivable, inventory and stability can be jeopardized if our customers experience financial distress. In the third quarter 2001, many large telecommunications equipment manufacturers reduced or eliminated their estimates of product sales levels for the remainder of 2001. We recorded large valuation charges and other write-offs in the first quarter of 2001 because our largest customer, Winstar Communications Inc., declared bankruptcy on April 18, 2001. 10% of our sales in the first quarter of 2001 were to Winstar. We recorded additional write down of inventory on hand at September 30, 2001 to properly state our inventory to its net realizable value, given current market conditions and sales activity projections. Our services business' largest customer began a slowdown and deferral of previously committed work orders as of the end of the second quarter.

Deterioration of Business and Financial Positions

Due to the worldwide industry slowdown as noted above, our business and financial positions have deteriorated significantly. Our core business product sales levels were reduced sharply in the second half of 2001 and are unlikely to recover while the industry-wide slowdown persists. Our December 31, 2001 cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders' equity were all down very substantially from levels as of December 31, 2000. Our working capital is negative. Our gross margin on sales was negative in fiscal 2001 and in each of the last two quarters of 2001. Our aggregate net loss for the last four fiscal years is approximately $310,000,000. We have $29.3 million of Notes maturing in November 2002 that our current resources would not enable us to pay. Our largest customer declared bankruptcy in April 2001, leaving us with unpaid receivables and inventory purchase obligations to our own suppliers.

Our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating substantial doubt, on the basis described in that paragraph, about our ability to continue as a going concern. We are able generally to pay our debts and meet our obligations as they become due. Nevertheless to continue long-term as a going concern, we must ultimately reach agreement with the holders of our 4.25% convertible subordinated notes to extend the notes' maturity date and/or convert them into equity. In addition, to continue long-term as a going concern we will have to increase our sales, induce other creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We cannot guarantee that we will be able to accomplish these things.

Nasdaq Delisting Notice

To maintain the listing of our common stock on The Nasdaq National Market we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. We received a letter of notice dated June 20, 2001 from the Nasdaq National Market stating that due to our minimum bid price levels remaining under the $1 level for thirty consecutive trading days, we is therefore on notice that it could be subject to a delisting procedure should the bid price continue to remain under the $1 level for an additional 90-day period, unless our stock attains a bid price of $1 or more for a period of ten consecutive days during such 90-day period. Shortly after September 11, NASDAQ issued a moratorium on delisting process until Jan 2, 2002. Management received in September 2001 shareholders' approval for a reverse stock split calling for one share of newly issued Common Stock to be issued in place of each five shares of existing stock as of the date at which the reverse stock split is effected. Depending upon our stock price at implementation of the reverse stock split, there can be no assurance that we will maintain compliance with the minimum bid price. If we fail to meet the minimum bid process for 10 consecutive days during the grace period, our Common Stock may be delisted from the NASDAQ National Market. NASDAQ regulations provide that companies that are served with delisting notices following the grace periods, may file an appeal with the NASDAQ regulators, from which they are allowed a hearing procedure to present a current business plan and other circumstances which can be considered in the final delisting decision. Even if we are able to comply with the minimum requirement, there is no assurance that in the future we will continue to satisfy The NASDAQ listing requirements, with the result that our common stock may be delisted from The NASDAQ National Market. Should our common stock be delisted from The NASDAQ National Market, it would likely be traded on The NASDAQ Small Cap Market, and if delisted from The NASDAQ Small Cap Market, would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" of the NASDAQ National Market. However, this alternative could result in a less liquid market available for existing and potential shareholders to exchange shares of our stock and could ultimately further depress the trading price of our Common Stock.

We received a new letter of notice dated February 14,2002 from NASDAQ stating that due to our minimum bid price levels remaining under $1 for 30 consecutive days, we are again on notice that the Company is subject to delisting procedures.

Small Player in Large Market

We do not have the customer base or other resources of more established companies, which makes it more difficult for us to address the liquidity and other challenges we face.

Although we have installed and have in operation over 150,000 radio units globally, we have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by older, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so from time to time we may face serious challenges in financing our continued operation. We may not be able to successfully address these risks.

Additional Capital Requirements

Even if we resolve our short term going concern difficulties, our future capital requirements will depend upon many factors, including development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt (including Notes which come due November 1, 2002) could also severely limit our ability to raise additional financing. In addition, given the recent price for our common stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result. We expect that if we reach agreements with the holders of the Notes and or other short-term liabilities to convert into equity financing in 2002, the new stock would be issued at a low price per share and would be significantly dilutive to our current stock holders.

If adequate funds are not available, we may be required to close business or product lines, restructure or refinance our debt or delay, scale back or eliminate our research and development, acquisition or manufacturing programs. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition and further erode our stock price.

Rapid Technological Change

Rapid technological change, frequency of new product introductions and enhancements, product obsolescence, changes in end-user requirements and period-to-period demand, and evolving industry standards characterize the communications market. Our ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. Recently, we have been developing our new Point-to-Multipoint systems, and other upgraded products. Any success in developing new and enhanced systems and related software tools will depend upon a variety of factors. Such factors include:

o     new product development to meet market demand;

o     integration of various elements of complex technology;

o timely and efficient implementation of manufacturing and assembly processes at turnkey suppliers and manufacturing cost reduction programs for existing product lines;

o development and completion of related software tools, system performance, quality and reliability of systems; and

o     timely and efficient completion of system design.

We may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. For example, to date, revenue generated through the sales of Point-to-Multipoint systems has not met original expectations, and sales were down sharply in all product categories in the second half of 2001.

Also, errors could be found in our systems after commencement of commercial quantity shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment.

Customer Concentration

In 2001, sales to 3 customers accounted for 47.4% of sales. Sales to one service customer in the U.S. accounted for 62.0% of total service revenue, and 18% of total sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the economy in general.

Our customer concentration also results in concentration of credit risk. In December 31, 2001, four customers represented almost 62% of our total accounts receivable. In 2001 Winstar, which was then our largest customer, declared bankruptcy and we had to write off $11.6 million of Winstar receivables.

Many of our major product customers are located in foreign countries, primarily in the United Kingdom, Europe and the Pacific Rim. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

If our customers cannot finance their purchases of our products or services, this may materially adversely affect our business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for our products and services. Both current customers and potential future customers in the telecommunications industry have, from time to time, reportedly undergone financial difficulties and may therefore limit their future orders or find it difficult to pay our billings to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of our products or services, may materially adversely affect our business. Difficulties of this nature have occurred in the past and we believe they can occur in the future. Winstar which was our largest customer declared bankruptcy in April 2001.

Finally, acquisitions in the communications industry are common, which further concentrates the customer base and may cause some orders to be delayed or cancelled.

Fluctuations in Operating Results

We have experienced and will continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of our current and potential customers is complex and lengthy. As a result, the timing and amount of sales is often difficult to predict reliably. The sale and implementation of our products and services generally involves a significant commitment of senior management, as well as its sales force and other resources. The sales cycle for our products and services typically involve technical evaluation and commitment of cash and other resources and delays often occur. Delays are frequently associated with, among other things:

o customers' seasonal purchasing and budgetary cycles, as well as their own buildout schedules;

o compliance with customers' internal procedures for approving large expenditures and evaluating and accepting new technologies;

o     compliance with governmental or other regulatory standards;

o     difficulties associated with customers' ability to secure financing;

o     negotiation of purchase and service terms for each sale;

o     price negotiations required to secure purchase orders; and

o education of customers as to the potential applications of our products and services, as well as related product-life cost savings.

o The recent downward trends in sales, gross margins and operating results are primarily due to the industry-wide downturn, however, rather than to factors such as these.

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

Uncertainty in Telecommunications Industry

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example in the US most CLECs are experiencing financial distress. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. Any failure to reduce actual costs to the extent anticipated when an order is received substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect our gross margin for such orders. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as occurred in 2000 and 2001.

Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown in 1998. The soft economy and reported slowdown in capital spending in 2001 in the U.S. telecommunications market again had a significant depressing effect on the sales levels of products and services in 2001.

Inventory

Our customers have increasingly been demanding short turnaround on orders rather than submitting purchase orders far in advance of expected shipment dates. This practice requires we to keep inventory on hand to meet such market demands. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs in 1999, 2000 and 2001.

Expenses

Magnifying the effects of any sales shortfall, a material portion of our manufacturing related operating expenses is fixed and difficult to reduce should sales not meet expectations.

Contract Manufacturers and Limited Sources of Supply

Our internal manufacturing capacity by design is very limited. We use contract manufacturers in large part to produce its systems, components and subassemblies and expect to rely increasingly on these manufacturers in the future. We also rely on outside vendors to manufacture certain other components and subassemblies. Our internal manufacturing capacity and that of our contract manufacturers may not be sufficient to fulfill our orders. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on its business, financial condition and results of operations.

In addition, certain components, subassemblies and services necessary for the manufacture of its systems are obtained from a sole supplier or a limited group of suppliers.

Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have experienced an inability to obtain an adequate supply of finished products and required components and subassemblies. As a result, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. We do not have long-term supply agreements with most of ourmanufacturers or suppliers. We have experienced problems in the timely delivery and quality of products and certain components and subassemblies from vendors. Some suppliers have relatively limited financial and other resources. Any inability to obtain timely deliveries of components and subassemblies of acceptable quality or any other circumstance would require we to seek alternative sources of supply, or to manufacture finished products or components and subassemblies internally. As manufacture of our products and certain of our components and subassemblies is an extremely complex process, finding and educating new vendors could delay our ability to ship our systems.

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

Expansion of our operations and acquisitions in prior periods caused a significant strain on our management, financial, manufacturing and other resources and has from time to time disrupted its normal business operations. Our ability to manage any possible future growth may again depend upon significant expansion of our executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements or replacements to inventory and management systems designed to help control and monitor inventory levels and other operating decision criteria. In particular, we must successfully manage and control overhead expenses and inventories, the development, introduction, marketing and sales of new products, the management and training of our employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. We cannot be certain that attempts to manage or again expand our marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability.

Any failure to coordinate and improve systems, procedures and controls, including improvements relating to inventory control and coordination with subsidiaries, at a pace consistent with our business, could cause inefficiencies, additional operational expenses and inherent risks, greater risk of billing delays, inventory write-downs and financial reporting difficulties.

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

Decline in Selling Prices

We believe that average selling prices and gross margins for its systems and services would decline in both the near and the long term relative from the point at which a product is initially marketed and priced. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition.

If we cannot develop new products in a timely manner or fail to achieve increased sales of new products at a higher average selling price, then we would be unable to offset declining average selling prices. If we are unable to offset declining average selling prices, our gross margins will decline.

Accounts Receivable

We are subject to credit risk in the form of trade accounts receivable. We could be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. Our current credit policy typically allows payment terms between 30 and 120 days depending upon the customer and the economic norms of the region. We could have difficulties in receiving payment in accordance with our policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States. In 2001, we recorded charges of $11.8 million for accounts receivable write-offs and reserves additions. Similar write-offs may occur in the future, which could have a further material adverse effect on our business, financial condition and results of operations.

Market Acceptance

Our future operating results depend upon the continued growth and increased availability and acceptance of microcellular, PCN/PCS and wireless local loop access telecommunications services in the United States and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of such services may not continue to grow as expected. The growth of such services may also fail to create anticipated demand for our systems. Because these markets are relatively new, predicting which segments of these markets will develop and at what rate these markets will grow is difficult. In addition to our other products, we have recently invested significant time and resources in the development of Point-to-Multipoint radio systems. If the licensed millimeter wave, spread spectrum microwave radio or Point-to-Multipoint microwave radio market and related services for our systems fails to grow, or grows more slowly than anticipated, our business, financial condition and results of operations could be materially adversely affected.

Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks will require very large capital expenditure levels. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner. Moreover, one potential application of our technology is the use of its systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline telephone companies. Rates for wireless access must be competitive with rates charged by wireline companies for this approach to be successful. If wireless access rates are not competitive, consumer demand for wireless access will be materially adversely affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter such other segments.

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

Prospective customers may not design their systems or networks to include our systems. Existing customers may not continue to include our systems in their products, systems or networks in the future. Our technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of our currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect us.

Intensely Competitive Industry

The wireless communications market is intensely competitive. Our wireless-based radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We are experiencing intense competition worldwide from a number of leading telecommunications companies. Such companies offer a variety of competitive products and services and include Alcatel Network Systems, Bosch Telekom, DMC Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, NEC, Nokia Telecommunications, SIAE, Siemens, and Western Multiplex Corporation.

Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products.

The principal elements of competition in our market and the basis upon which customers may select our systems include price, performance, software functionality, perceived ability to continue to be able to meet delivery requirements, and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. We expect competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by our competitors could cause a decline in sales or loss of market acceptance of our systems. New offerings could also make our systems, services or technologies obsolete or non-competitive. In addition, we are experiencing significant price competition and expect such competition to intensify.

Uncertainty in International Operations

In doing business in international markets, we faces economic, political and foreign currency fluctuations that are more volatile than those commonly experienced in the United States. The majority of our sales to date have been made to customers located outside of the United States.

Historically, our international sales have been denominated in British pounds sterling or United States dollars. Certain of our international sales are denominated in other foreign currencies, including Euro. A decrease in the value of foreign currencies relative to the United States dollar could result in decreased margins from those transactions if such decreases are not hedged. For international sales that are United States dollar-denominated, such a decrease could make its systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon its financial condition.

The Company funds its Italian subsidiary's operation expenses which are denominated in Euro. An increase in the value of Euro currency if not hedged relative to the United States dollar could result in more costly funding for our Italian operations, and as a result higher cost of production to the Company as a whole.

Additional risks are inherent in our international business activities. Such risks include:

..     changes in regulatory requirements;

..     costs and risks of localizing systems (homologation) in foreign countries;

..     delays in receiving and processing components and materials;

..     availability of suitable export financing;

..     timing and availability of export licenses, tariffs and other trade barriers;

..     difficulties in staffing and managing foreign operations, branches and subsidiaries;

..     difficulties in managing distributors;

..     potentially adverse tax consequences;

..     foreign currency exchange fluctuations;

..     the burden of complying with a wide variety of complex foreign laws and treaties;

..     difficulty in accounts receivable collections, if applicable; and

..     political and economic instability.

In addition, many of our customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

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

Countries in the Asia/Pacific, African, and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for products.

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

Each country's regulatory process differs. To operate in a jurisdiction, we must obtain regulatory approval for its systems and comply with differing regulations. Regulatory bodies worldwide continue to adopt new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by we and our customers. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Such regulations or such changes in interpretation could require we to modify our products and services and incur substantial costs to comply with such regulations and changes.

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

We operate in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting our development efforts and those of its customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on our business, financial condition and results of operations. We may also find it necessary or advisable to modify our systems and services to operate in compliance with such regulations. Such modifications could be expensive and time-consuming.

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

Any of our patents could be invalidated, circumvented or challenged, or the rights granted thereunder may not provide competitive advantages to us. Any of our pending or future patent applications might not be issued within the scope of the claims sought, if at all. Furthermore, others may develop similar products or software or duplicate our products or software. Similarly, others might design around the patents owned by us, or third parties may assert intellectual property infringement claims against us. In addition, foreign intellectual property laws may not adequately protect our intellectual property rights abroad. A failure or inability to protect proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce patents, copyrights and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of proprietary rights of others or to defend against claims of infringement or invalidity. Litigation, even if wholly without merit, could result in substantial costs and diversion of resources, regardless of the outcome. If any claims or actions are asserted against us, we may choose to seek a license under a third party's intellectual property rights. However, such a license may not be available under reasonable terms or at all.

Dependence on Key Personnel

Our future operating results depend in significant part upon the continued contributions of key technical and senior management personnel, many of who would be difficult to replace. Future operating results also depend upon the ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire such personnel. Nonetheless business conditions forced us to reduce our workforce by 35% in 2001. It may be difficult to reassemble the collective and individual strength of our previous workforce.

We have experienced and may continue to experience employee turnover for example due to the 2001 layoffs. Such turnover could adversely impact our business.

Volatility of Stock Price

In recent years, the stock market in general, and the market for shares of small capitalization, technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of individual affected companies. Companies with liquidity problems also often experienced stock price volatility. We believe that factors such as announcements of developments related to our business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, sales of our common stock into the public market, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in our market, or the economy, could cause the price of our Common Stock to fluctuate. The market price of our Common Stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

Change of Control Inhibition

Our stockholder rights ("poison pill") plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law may have a significant effect in delaying, deferring or preventing a change in control and may adversely affect the voting and other rights of other holders of common stock.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and United States dollars. The functional currency of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at December 31, 2001, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

Our Notes bear interest at a fixed rate; therefore, our financial condition and results of operations would not be affected by interest rate changes in this regard. Interest earned on our cash balances is not material.

Item 8. FINANCIAL STATEMENTS

                                   P-Com, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                            Page

Financial Statements:

         Report of Independent Accountants                                    46

         Consolidated Balance Sheets at December 31, 2001 and 2000            47

         Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000, and 1999                                    48

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Loss for the years ended December 31, 2001,
         2000, and 1999                                                       49

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000, and 1999                                    51

         Notes to Consolidated Financial Statements                           52

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts                      76

All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of P-Com, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of P-Com, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting associated with revenue recognition effective January 1, 2000.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
March 29, 2002

                                   P-Com, Inc.

                           Consolidated Balance Sheets

                      (in thousands, except per share data)


                                                                         December 31,
                                                                       2001        2000
                                                                    ---------   ---------
Assets
Current assets:

   Cash and cash equivalents                                        $   7,103   $  27,541
   Restricted cash                                                      2,911          --
   Accounts receivable, net of allowances of
     $1,080 and $3,810, respectively                                    7,926      63,458
   Inventory                                                           31,946      62,838
   Prepaid expenses and notes receivable                                7,138      13,668
                                                                    ---------   ---------
        Total current assets                                           57,024     167,505

Property and equipment, net                                            17,627      23,166
Goodwill and other assets                                              17,583      25,548
                                                                    ---------   ---------

        Total assets                                                $  92,234   $ 216,219
                                                                    =========   =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                 $   8,143   $  36,093
   Other accrued liabilities                                           29,767      43,678
   Convertible subordinated notes                                      29,299          --
   Notes payable                                                           --      10,911
                                                                    ---------   ---------
        Total current liabilities                                      67,209      90,682
Other long-term liabilities                                               769         991
Convertible subordinated notes                                             --      29,299
                                                                    ---------   ---------
        Total liabilities                                              67,978     120,972
                                                                    ---------   ---------

Commitments and contingencies (notes 12 and 13)

Stockholders' equity:
   Series A Preferred Stock                                                --          --
   Common Stock, $0.0001 par value; 145,000 shares authorized at
      December 31, 2001 and 2000, respectively; 84,824 and 80,631 shares issued and outstanding at December 31, 2001 and 2000,
      respectively                                                          8           8

   Additional paid-in capital                                         319,994     316,515
   Accumulated deficit                                               (294,460)   (218,922)
   Accumulated other comprehensive loss                                (1,286)     (2,354)
                                                                    ---------   ---------
        Total stockholders' equity                                     24,256      95,247
                                                                    ---------   ---------

        Total liabilities and stockholders' equity                  $  92,234   $ 216,219
                                                                    =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   P-Com, Inc.

                      Consolidated Statements of Operations

                      (in thousands, except per share data)


                                                                      2001         2000         1999
                                                                   ----------   ----------   ----------
Sales:
   Product                                                         $   73,236   $  183,606   $  116,409
   Service                                                             30,838       50,795       40,470
                                                                   ----------   ----------   ----------
       Total sales                                                    104,074      234,401      156,879
                                                                   ----------   ----------   ----------
Cost of sales:
   Product                                                             94,890      160,965      107,378
   Service                                                             23,624       38,170       28,274
                                                                   ----------   ----------   ----------
       Total cost of sales                                            118,514      199,135      135,652
                                                                   ----------   ----------   ----------
Gross profit (loss)                                                   (14,440)      35,266       21,227
                                                                   ----------   ----------   ----------
Operating expenses:
   Research and development                                            19,800       20,241       32,431
   Selling and marketing                                                7,776       11,972       17,135
   General and administrative                                          33,371       26,893       25,179
   Goodwill amortization                                                8,034       19,598        6,547
   Restructuring charges                                                   --           --        3,300
                                                                   ----------   ----------   ----------
       Total operating expenses                                        68,981       78,704       84,592
                                                                   ----------   ----------   ----------
Loss from continuing operations                                       (83,421)     (43,438)     (63,365)
Interest expense                                                       (1,961)      (4,750)      (8,175)
Gain on sale of a subsidiary                                            9,814           --           --
Other expense, net                                                       (545)      (6,977)      (2,537)
                                                                   ----------   ----------   ----------
Loss from continuing operations before income taxes,
   extraordinary items and cumulative effect of accounting change     (76,113)     (55,165)     (74,077)
Provision (benefit) for income taxes                                     (575)      11,140        1,407
                                                                   ----------   ----------   ----------
Loss from continuing operations before extraordinary items
   and cumulative effect of accounting change                         (75,538)     (66,305)     (75,484)
Discontinued operations:
   Loss from operations                                                    --       (4,000)     (13,903)
   Loss on disposal                                                        --           --      (26,901)
                                                                   ----------   ----------   ----------
                                                                           --       (4,000)     (40,804)
Extraordinary gain on retirement of Notes                                  --        1,890       13,239
Cumulative effect of accounting change                                     --       (1,534)          --
                                                                   ----------   ----------   ----------
Net loss                                                           $  (75,538)  $  (69,949)  $ (103,049)
                                                                   ==========   ==========   ==========
Net loss applicable to Common Stockholders:

   Net loss                                                           (75,538)     (69,949)    (103,049)
   Loss on conversion of Preferred Stock to Common Stock                   --           --      (18,521)
                                                                   ----------   ----------   ----------
   Net loss applicable to Common Stockholders                      $  (75,538)  $  (69,949)  $ (121,570)
                                                                   ==========   ==========   ==========
Basic and diluted loss per share:

   Loss from continuing operations                                 $    (0.91)  $    (0.85)  $    (1.32)
   Loss from discontinued operations                                       --        (0.05)       (0.72)
   Extraordinary gain on retirement of Notes                               --         0.02         0.23
   Cumulative effect of accounting change                                  --        (0.02)          --
   Charges related to Preferred Stock discount and loss
     on conversion of Preferred Stock to Common Stock                      --           --        (0.32)
                                                                   ----------   ----------   ----------
Basic and diluted net loss per share applicable to Common
   Stockholders                                                    $    (0.91)  $    (0.90)  $    (2.13)
                                                                   ==========   ==========   ==========
Shares used in per share computations:

   Basic and diluted                                                   82,755       78,000       56,995
                                                                   ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   P-Com, Inc.

      Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                 (in thousands)


                                                                                            Accumulated
                                                                                               Other
                                                                                Retained      Compre-       Compre-
                                           Common Stock          Additional     Earnings      hensive       hensive
                                      -----------------------     Paid-In     (Accumulated     Income        Income
                                        Shares      Amount        Capital       Deficit)       (Loss)        (Loss)         Total
                                      ----------   ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1998              45,870            5       145,246       (45,924)           82                      99,409
Issuance of Common Stock, net of
   issuance costs                         10,068            1        38,274            --            --                      38,275
Issuance of Common Stock in
   exchange for convertible notes          5,171           --        36,095            --            --                      36,095
Charge to Common stockholders
   resulting from the conversion of
   redeemable Preferred Stock to
   redeemable Common Stock                    --           --       (10,190)           --            --                     (10,190)
Charge to Common stockholders
   resulting from repricing of
   warrants                                   --           --        (2,000)           --            --                      (2,000)
Charge to Common stockholders
   resulting from penalties due
   to certain Common stockholders             --           --        (6,331)           --            --                      (6,331)
Issuance of Common Stock and
   Common Stock warrants in
   satisfaction of penalties
   due to certain Common
   stockholders                              220           --         4,886            --            --                       4,886
Reclassification of Mandatorily
   redeemable Common Stock and
   Common Stock warrants
   resulting from the cancellation
   of Redemption rights                    5,135            1        29,007            --            --                      29,008
Issuance of Common Stock upon
   exercise of stock options                 725           --         3,016            --            --                       3,016
Issuance of Common Stock under
   employee stock purchase plan              211           --           718            --            --                         718
Cumulative translation adjustment             --           --            --            --          (622)         (622)         (622)
Net loss                                      --           --            --      (103,049)           --      (103,049)     (103,049)
                                                                                                           ----------
Comprehensive income (loss)                                                                                  (103,671)
                                      ----------   ----------    ----------    ----------    ----------    ==========    ----------
Balance at December 31, 1999              67,400            7       238,721      (148,973)         (540)                     89,215

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   P-Com, Inc.

      Consolidated Statement of Stockholders' Equity and Comprehensive Loss
                                 (in thousands)


                                                                                          Accumulated
                                                                                             Other
                                                                              Retained      Compre-       Compre-
                                           Common Stock         Additional    Earnings      hensive       hensive
                                      -----------------------    Paid-In    (Accumulated     Income        Income
                                        Shares      Amount       Capital      Deficit)       (Loss)        (Loss)        Total
                                      ----------   ----------   ----------   ----------    ----------    ----------   ----------
Balance at December 31, 1999              67,400            7      238,721     (148,973)         (540)                    89,215
Issuance of Common Stock for cash,
   net of issuance costs of $125          10,531            1       61,206           --            --                     61,207
Issuance of warrants for
   Common Stock in conjunction with
   line of credit borrowings                  --           --        1,902           --            --                      1,902
Conversion of notes payable to
   Common Stock                              677           --        4,382           --            --                      4,382
Issuance of Common Stock upon
   exercise of warrant                       158                       600                                                   600
Stock based compensation
   expense from acceleration of
   option vesting                             --           --          372                         --                        372
Issuance of Common Stock upon
   exercise of stock options               1,473           --        8,098           --            --                      8,098
Issuance of Common Stock under
   employee stock purchase plan              392           --        1,234           --            --                      1,234
Cumulative translation adjustment             --           --           --           --        (1,814)       (1,814)      (1,814)
Net loss                                      --           --           --      (69,949)           --       (69,949)     (69,949)
                                                                                                         ----------
Comprehensive income (loss)                                                                              $  (71,763)
                                      ----------   ----------   ----------   ----------    ----------    ==========   ----------
Balance at December 31, 2000              80,631            8      316,515     (218,922)       (2,354)                    95,247

Issuance of Common Stock for cash          3,798           --        3,000           --            --                      3,000
Stock-based compensation expense              --           --           29           --            --                         29
Issuance of Common Stock under
   employee stock purchase plan              395           --          450           --            --                        450
Cumulative translation adjustment             --           --           --           --         1,068         1,068        1,068
Net loss                                      --           --           --      (75,538)           --       (75,538)     (75,538)
                                                                                                         ----------
Comprehensive income (loss)                                                                              $  (74,470)
                                      ----------   ----------   ----------   ----------    ----------    ==========   ----------
Balance at December 31, 2001              84,824   $        8   $  319,994   $ (294,460)   $   (1,286)                $   24,256
                                      ==========   ==========   ==========   ==========    ==========                 ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   P-Com, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                             2001         2000         1999
                                                                          ---------    ---------    ---------
Cash flows from operating activities:
   Net loss                                                               $ (75,538)   $ (69,949)   $(103,049)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                                          9,155       10,948       11,783
        Amortization of goodwill and other intangible assets                  2,411        4,598        7,798
        Write-off of goodwill                                                 5,855       15,000           --
        Loss on disposal of property and equipment                            1,386        6,206        2,157
        Compensation expense related to stock options                            29          372           --
        Deferred income taxes                                                    --        9,858         (180)
        Inventory and other charges                                          30,000       21,679       15,100
        Retirement of Notes                                                      --       (1,890)     (13,239)
        (Gain)Loss on sale of subsidiary                                     (9,814)         855           --
        Loss related to discontinued operations                                  --        4,000       26,901
        Amortization of stock warrants                                          159        1,745           --
        Cumulative effect of change in method of accounting                      --        1,534           --
        Accounts receivable charge                                           11,837           --       21,400
        Writedown of long term investment                                        --        1,320           --
        Changes in assets and liabilities:
           Accounts receivable                                               37,848      (23,034)     (18,501)
           Inventory                                                          5,964      (36,940)         563
           Prepaid expenses and notes receivable                              7,007          473        3,800
           Other assets                                                          --        1,559          295
           Accounts payable                                                 (28,454)       6,409            1
           Other accrued liabilities                                        (15,296)       8,282       17,946
           Income taxes payable                                                  --           --       (2,189)
                                                                          ---------    ---------    ---------
                 Net cash used in operating activities                      (17,451)     (36,975)     (29,414)
                                                                          ---------    ---------    ---------

Cash flows from investing activities:

   Acquisition of property and equipment                                     (2,862)      (8,037)      (6,054)
   Cash paid on disposal of discontinued operations                              --       (2,000)          --
   Proceeds from sale of property and equipment                                  --          700        1,373
   Proceeds from sale of subsidiary                                          12,088        6,860           --
   Increase in restricted cash                                               (2,911)          --           --
                                                                          ---------    ---------    ---------
                 Net cash provided by (used in) investing activities          6,315       (2,477)      (4,681)
                                                                          ---------    ---------    ---------

Cash flows from financing activities:

   Payment of notes payable                                                 (11,070)     (12,487)     (21,525)
   Proceeds from issuance of Common Stock, net of expenses                    3,000       61,206       38,274
   Proceeds from issuance of Common Stock under employee stock purchase
   plan                                                                         450           --           --
   Proceeds from exercise of stock options and warrants                          --        9,932        3,734
   Repayments of long-term obligations and capital leases                    (2,568)      (1,223)      (3,378)
   Repayment from (issuance of) notes receivable                                864         (250)          --
                                                                          ---------    ---------    ---------
   Net cash provided by (used in) financing activities                       (9,324)      57,178       17,105
                                                                          ---------    ---------    ---------
Effect of exchange rate changes on cash                                          22       (1,814)        (622)
                                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                        (20,438)      15,912      (17,612)
                                                                          ---------    ---------    ---------
Cash and cash equivalents at beginning of year                               27,541       11,629       29,241
                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year                                  $   7,103    $  27,541    $  11,629
                                                                          =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   P-Com, Inc.

                   Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

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

Liquidity

Through December 31, 2001 the Company has incurred substantial losses and negative cash flows from operations and, as of December 31, 2001, had an accumulated deficit of $294.5 million. For the year ended December 31, 2001 the Company recorded a net loss of $75.5 million and used $17.5 million cash in operating activities.

The Company's $29.3 million of 4.25% Convertible Subordinated Notes mature in November 2002. In order to conserve cash, the Company has implemented cost cutting measures and is currently in negotiation to extend repayment of (or exchange for equity) the Notes, and is actively seeking additional debt and equity financing. Additionally, the Company implemented restructuring programs in the second and third quarters of 2001. If the Convertible Subordinated Note holders elect to demand payment on their notes when due, the Company would have insufficient capital to fund its operations. Even if the Notes are renegotiated, if the Company fails to generate sufficient revenues from new and existing products sales, induce other creditors to forebear or convert to equity, raise additional capital or obtain new debt financing, the Company would have insufficient capital to fund its operations. Without sufficient capital to fund the Company's operations, the Company would no longer be able to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

Foreign currency translation

The functional currencies of our foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period.

                                   P-Com, Inc.

Accumulated net translation adjustments are recorded as a component of comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations in the periods incurred, and were not material in all periods presented.

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair value of our Convertible Subordinated Notes was approximately 30% of par or $8.8 million at December 31, 2001 compared to 70% of par or $20.4 million at December 31, 2000. The estimated fair value of cash, accounts receivable and payable, and accrued liabilities at December 31, 2001 and 2000 approximated cost due to the short maturity of these assets and liabilities.

Cash and cash equivalents

The Company considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

Restricted cash

As of December 31, 2001, the Company had $2.9 million of restricted cash resulting from an attachment in the third quarter of 2001 related to a dispute with a vendor.

Revenue recognition

Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product provided no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. Revenue from service sales is recognized ratably over the contractual period or as the service is performed.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventory is reduced, if necessary, to its net realizable value based on customer orders and demand forecasts using management's best estimate given the information currently available.

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

                                   P-Com, Inc.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Goodwill is amortized on a straight-line basis over the period of expected benefit of 20 years.

Impairment of long-lived assets

In the event that facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

Comprehensive income (loss)

Under SFAS 130, "Reporting Comprehensive Income", the Company is required to display comprehensive income and its components as part of our full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company's foreign currency translation, which were reported separately in stockholders' equity, to be included in, accumulated other comprehensive income. Comprehensive income (loss) in 2001, 2000 and 1999 has been reflected in the Consolidated Statement of Stockholders' Equity and Comprehensive Loss.

Accounting for stock-based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of grant over the stock option exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are offered to other than employees for acquiring or in conjunction with selling goods or services" ("EITF 96-18"). Under SFAS No. 123 and EITF 96-18, stock option awards issued to non-employees are accounted for at their fair value, determined using the Black-Scholes option pricing method. The fair value of each non-employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. The Company places its cash equivalents in a variety of financial instruments such as market rate accounts and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

                                   P-Com, Inc.

To date, the Company has sold most of its products in international markets. Sales to several customers have been denominated in British pounds and Euro and, at December 31, 2001 and 2000, amounts due from these customers represented 36.9% and 22%, respectively, of accounts receivable. Any gains and/or losses incurred on the settlement of these receivables are included in the financial statements as they occur.

The Company extends credit terms to international customers of up to 120 days, which is consistent with local business practices. The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then generally made either on 30 to 120 day payment terms, COD or letters of credit.

At December 31, 2001 and 2000, approximately 61.9% and 66.0%, respectively, of trade accounts receivable represent amounts due from four and three customers, respectively. For the year ended December 31, 2001, 2000 and 1999, three, two and three customers accounted for 44.1%, 40.0% and 44.0% of total sales respectively.

Reclassifications

Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. The Company will adopt FAS 142 on January 1,2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the effect the goodwill impairment assessment will have on its financial position and results of operations.

In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 requires that the fair value of a liability for asset retirement obligation be realized in the period in which it is incurred if a reasonable estimate of fair market value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15,2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations.

                                   P-Com, Inc.

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). "Accounting for the Impairment or Disposal of Long-lived Assets". FAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Busines, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted FAS 144 on January 1, 2002. The Company does not expect the adoption of this standard will have a material impact on its financial position and results of operations.

2. Change in Method of Accounting

Effective January 1, 2000, the Company revised its method of accounting associated with revenue recognition for sales of equipment as a result of the adoption of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." The Company previously recognized revenue upon shipment of product, provided no significant obligations remained and collection was probable. This policy was changed to recognition upon transfer of title and risk of loss, which is generally upon shipment of the product provided no significant obligations remain and collection is probable. In accordance with SAB No. 101, the Company has recorded a non-cash charge of approximately $1.5 million ($1.5 million, after tax) on January 1, 2000 to account for the cumulative effect of this change in method of accounting.

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

The following table provides selected financial data for 1999 as reported and on a Pro Forma basis assuming SAB No. 101 had been in effect for that year (in thousands, except per share data):


                                                                            1999

                                                                -------------------------
                                                                As Reported     Pro Forma

                                                                -----------     ---------
Loss from Continuing Operations Before Extraordinary
Items and Cumulative Effect of Accounting Change                $  (75,484)    $  (75,638)
Net Loss                                                          (103,049)      (103,203)
Net Loss Applicable to Common Stockholders                        (121,570)      (121,724)
Basic and Diluted Net Loss Applicable to Common Stockholders    $    (2.13)    $    (2.14)

                                   P-Com, Inc.

3. Balance Sheet Components

Inventory consists of the following (in thousands of dollars):

                                                              December 31,
                                                          2001           2000
                                                        --------       --------
   Raw materials                                        $ 37,829       $ 36,366
   Work-in-process                                        11,912         20,757
   Finished goods                                         19,767         25,155
   Inventory at customer sites                             1,035          6,550
                                                        --------       --------
                                                          70,543         88,828
   Less: Inventory reserves                              (38,597)       (25,990)
                                                        --------       --------
                                                        $ 31,946       $ 62,838
                                                        ========       ========

Property and equipment consists of the following (in thousands of dollars):


                                                                           December 31,
                                                       Useful Life      2001         2000
                                                      ------------    --------     --------
   Tooling and test equipment                         3 to 5 years    $ 34,953     $ 41,839
   Computer equipment                                      3 years       7,979       11,809
   Furniture and fixtures                                  5 years       3,140        3,822
   Land and buildings                                 5 to 7 years       2,337        2,923
   Construction-in-process                                                 799           --
                                                                      --------     --------
                                                                        49,208       60,393
   Less: Accumulated deprecation and amortization                      (31,581)     (37,227)
                                                                      --------     --------
                                                                      $ 17,627     $ 23,166
                                                                      ========     ========

The above amounts include items under capital leases and related accumulated amortization of $7,158 and $1,979 at December 31, 2001 and $3,364 and $974 at December 31, 2000, respectively.

Goodwill and other assets consist of the following (in thousands):

                                                              December 31,
Goodwill:                                                 2001           2000
                                                        --------       --------
CSM(P-Com Network Services)                             $ 22,295       $ 22,295
Cylink                                                    34,261         34,261
                                                        --------       --------
                                                          56,556         56,556
Less: Accumulated amortization                           (39,647)       (31,616)
                                                        --------       --------
Net goodwill                                              16,909         24,940
Other assets                                                 674            608
                                                        --------       --------
                                                        $ 17,583       $ 25,548
                                                        ========       ========

In 2001 and 2000, management reviewed the carrying value of the goodwill related to the business line acquired from Cylink. Based upon its assessment of future cash flows estimated to be provided by the business line acquired from Cylink, a $5.8 million and $15 million impairment charge was recorded in 2001 and 2000, respectively.

                                   P-Com, Inc.

Other accrued liabilities consist of the following (in thousands):

                                                                December 31,
                                                             2001         2000
                                                           --------     --------
   Purchase commitment                                     $ 10,002     $  6,687
   Deferred contract obligation (a)                           8,000        8,000
   Deferred revenue                                           2,280       11,920
   Accrued employee benefits                                  1,238        2,440
   Accrued warranty                                           2,843        6,323
   Other                                                      2,820        5,106
   Income taxes payable                                         281        1,566
   Lease obligations                                          2,095        1,428
   Interest payable                                             208          208
                                                           --------     --------
                                                           $ 29,767     $ 43,678
                                                           ========     ========

(a) Under a joint license and development contract, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement provided for subsequent payments of $8 million specifically earmarked for marketing our products manufactured under this joint license and development contract. As of December 31, 2001 and 2000, payment obligations of $8 million under this contract remained outstanding.

Other long-term liabilities consist of the following (in thousands):

                                                                December 31,
                                                             2001         2000
                                                           --------     --------
   Capital lease obligations                               $    680     $    703
   Other                                                         89          288
                                                           --------     --------
                                                           $    769     $    991
                                                           ========     ========

4. Borrowing Arrangements

On March 29, 2001, the Company and Foothill Capital Corporation entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. The Loan and Security Agreement was to mature in March 2004. Borrowings under the Loan and Security Agreement were limited to 85% of eligible accounts receivable. At December 31, 2001, there were no outstanding borrowings under the Loan and Security Agreement. The Company was not in compliance with certain financial covenants in this Loan and Security Agreement as of December 31, 2001. The Agreement was terminated on February 6, 2002.

In January 2000 the Company entered into a secured line-of-credit agreement for $12 million. The line matured and was repaid in full on January 31, 2001. Borrowings under the line bore interest at the greater of prime rate plus 2% (8% per annum at December 31, 2000). In connection with the loan agreement, the Company issued the lender warrants to purchase 200,000 shares of common stock at $5.71 per share. The warrants are fully exercisable, are subject to anti-dilution clauses and expire on January 31, 2005. The Company recorded a discount to amounts recorded under the loan agreement of approximately $2 million, which represented the estimated fair value of the warrants. Such discount was amortized to interest expense over the term of the loan resulting in $159,000 and $1,745,0000 of interest expense in 2001 and 2000, respectively.

                                   P-Com, Inc.

The Company entered into a revolving line-of-credit agreement on May 15, 1998, that provided for borrowings of up to $50.0 million. The maximum revolving commitment, as amended, had been reduced to $30.0 million until maturity on January 15, 2000. At December 31, 1999, the Company had been advanced approximately $23.6 million and had used the remaining $3.4 million to secure letters of credit under such line. In January 2000, the balance was paid in full and the line-of-credit agreement was terminated. Borrowings under the line were secured by the assets of the Company and bore interest at either a base interest rate or a variable interest rate.

On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes are convertible at the option of the holder into shares of our Common Stock at an initial conversion price of $27.46 per share and at $24.73 per share subsequent to October 2000. Interest on the Notes is paid semi-annually on May 1 and November 1 of each year. In 2000 and 1999, the Company issued Common Stock in exchange for a portion of these Notes and recorded extraordinary gains as noted below.

A summary of Convertible Subordinated Note activity is as follows:


                                                                        Shares        Gain on
                                                         Amount         Issued       Conversion
                                                       ----------     ----------     ----------
                                                       (millions)     (thousands)    (millions)
   Issuance of $100 million in Convertible

   Subordinated Notes in November 1997                        100             --     $       --
                                                       ----------     ----------     ----------
   Balance at December 31, 1997                               100             --             --
   Conversion of Notes in December 1998                       (14)         2,467              5
                                                       ----------     ----------     ----------
   Balance at December 31, 1998                                86          2,467              5
   Conversion of Notes in January and February 1999           (26)         2,812              7
   Conversion of Notes in December 1999                       (24)         2,359              6
                                                       ----------     ----------     ----------
   Balance at December 31, 1999                                36          7,638             18
   Conversion of Notes in January 2000                         (7)           677              2
                                                       ----------     ----------     ----------
   Balance at December 31, 2000 and 2001               $       29          8,315     $       20
                                                       ==========     ==========     ==========

5. Capital Stock

The authorized capital stock of the Company consists of 145 million shares of Common Stock, $0.0001 par value (the "Common Stock"), and 2 million shares of preferred stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below). On March 15, 2002 the Company filed a proxy statement with the Securities and Exchange Commission in connection with a solicitation of shareholder consent for an amendment of the Company's certificate of incorporation to increase the authorized shares of Common Stock to 345 million.

                                   P-Com, Inc.

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

In June 1999, in connection with the conversion of the Series B to Common Stock, the mandatorily redeemable warrants were exchanged for 1,242,000 non-mandatorily redeemable warrants having an exercise price of$3.00. As a result of the exchange and repricing of warrants, the Company recorded a $2.0 million charge to loss attributable to Common Stockholders representing the difference in fair value of the warrants before and after the exchange and repricing. The warrants are immediately exercisable until the earlier of: (1) December 22, 2002, or (2) the date of the closing of a consolidation, merger of other business combination with or into another entity pursuant to which the Company does not survive. In the event the Company merges or consolidates with any other company, the warrant holders are entitled to similar choices as to the consideration they will receive in such merger or consolidation as are provided to the holders of the Series B. In addition, the number of shares issuable upon exercise of the warrants is subject to an anti-dilution adjustment if the Company sells Common Stock or securities convertible into or exercisable for Common Stock (excluding certain issuances such as Common Stock issued under employee, director or consultant benefit plans) at a price per share less than $3.47 (subject to adjustment). These warrants were subsequently exchanged for Common Warrants as discussed below.

                                   P-Com, Inc.

Common Stock

In July 2001 the Company issued approximately 3,798,000 shares of unregistered Common Stock at a per share price of $0.79, for aggregate proceeds of $ 3 million.

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

In August 2000, the Company sold 3,000,000 shares of unregistered Common Stock at a per share price of $6.11, for an aggregate purchase price of $18.2 million. The shares have subsequently been registered for resale.

In June 1999, the Company received net proceeds of $38.3 million from the sale 10,068,000 shares of unregistered Common Stock. The shares have subsequently been registered for resale.

In June 1999, the Company exchanged 5,135,000 shares of mandatorily redeemable Common Stock for all 15,000 shares of the Series B. As a result of this exchange, the Company recorded a $10.2 million charge to loss attributable to Common Stockholders representing the difference between the book value of the Series B and the market value of the mandatorily redeemable common stock net of incurred premiums and penalties relating to the non-registration of the Series
B. Upon the occurrence of certain events outside our control, each share of Common Stock was redeemable at the holder's option at the greater of $4.00 per share or the highest closing price during the period beginning on the date of the holder's notice to redeem to the date on which the Company redeems the stock. In connection with the exchange agreements, each holder of the Series B agreed to waive all premiums which had been accrued and penalties which had been incurred in connection with the Series B as of the date of exchange. As discussed above, the Company also reacquired outstanding mandatorily redeemable warrants to purchase 1,243,000 shares of Common Stock, which were held by the holders of the Series B in exchange for new warrants to purchase 1,243,000 shares of Common Stock with an exercise price of $3.00 per share rather than $3.47 per share.

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

At December 31, 2001, the Company had 10,504,000 shares of Common Stock reserved for issuance of warrants and options.

                                   P-Com, Inc.

Common Stock Warrants

As a result of the issuance of the Common Stock on July 31, 2001, the warrant exercise price and number of shares issuable mentioned below were adjusted in accordance with the formula contained in the anti-dilution clauses of the warrants.

A summary of issued and outstanding warrants to purchase Common Stock is as follows:


                                                  Anti-                        Old            New
                                 Number (in      dilution                   Exercise       Exercise
                                 thousands)     adjustment    Total           Price          Price
                                 ------------------------------------------------------------------
June 1999 - issuance                1,242           43        1,285            3.00           2.90
August 1999 -issuance                 180            7          187            5.00           4.81
November 1999 issuance                443           --          443            8.50           8.50
January 2000 - issuance               200            7          207            5.71           5.52
October 2000 - issuance             1,358           --        1,358            3.80           3.80
October 2000 - exercise              (158)          --         (158)           3.80           3.80
                                 -----------------------------------
Balance at December 31, 2001        3,265           57        3,322
                                 ===================================

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

6. Employee Benefit Plans

Stock Option Plans. On January 11, 1995, our Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan").

                                   P-Com, Inc.

The 1995 Plan authorizes the issuance of up to 14,934,459 shares of Common Stock as of December 31, 2001.

The 1995 Plan contains three equity incentive programs: a Discretionary Option Grant Program, and a Stock Issuance Program for officers and employees of the Company and independent consultants and advisors to the Company and an Automatic Option Grant Program for non-employee members of our Board of Directors.

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

The following table summarizes stock option activity under the Company's 1995 Plan (in thousands, except per share amounts):


                                               2001                    2000                     1999
                                      ---------------------    ---------------------    ---------------------
                                        Shares       Price       Shares       Price       Shares       Price
                                      ---------     -------    ---------     -------    ---------     -------
Outstanding at beginning of year          7,616     $  6.62        6,635     $  6.36        7,862     $  6.77
   Granted                                1,680        2.31        4,439        6.71        1,453        4.52
   Exercised                                 --          --       (1,473)       5.50         (725)       4.16
   Canceled                              (2,114)       5.76       (1,985)       6.80       (1,955)       6.73
                                      ---------                ---------                ---------

Outstanding at end of year                7,182        5.84        7,616        6.62        6,635        6.36
                                      =========                =========                =========

Options exercisable at year-end           3,672        7.22        2,611        7.49        3,909        7.03
                                      =========                =========                =========
Weighted-average fair value of
   options granted during the year                  $  2.03                  $  5.32                  $  4.52

                                   P-Com, Inc.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (in thousands, except per share amounts):

                         Options Outstanding               Options Exercisable

                  --------------------------------------------------------------
                             Weighted-
                              Average        Weighted-                 Weighted-
  Range of                   Remaining        Average                   Average
  Exercise                      Life         Exercise                  Exercise
   Prices         Shares     (in Years)        Price       Shares        Price
------------      ------     ----------      --------      ------      --------
$ 0.10- 2.88       1,060        8.54         $   1.29         245      $   1.40
  3.00- 4.75       2,345        7.88             3.43       1,032          3.51
  5.00- 5.81       1,229        7.86             5.67         638          5.71
  6.31- 7.25       1,220        7.62             6.83         659          6.86
  8.25- 9.94         573        5.15             9.38         525          9.41
 13.25-13.75         387        7.79            13.32         207         13.37
 17.25-21.09         368        5.66            18.21         366         18.22
                  ------                                   ------

                   7,182        7.59         $   5.84       3,672      $   7.22
                  ======                                   ======

Employee Stock Purchase Plan. On January 11, 1995, our Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. A total of 1,500,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Awards and terms are established by our Board of Directors. The Purchase Plan may be canceled at any time at the discretion of our Board of Directors prior to its expiration in January 2005. Under the Plan, the Company sold approximately 395,000, 392,000, and 211,000 shares in 2001, 2000, and 1999, respectively. The Board of Directors suspended the plan in January 2002 pending allocation of additional shares.

Because the Company has adopted the disclosure-only provision of SFAS No. 123, no compensation expense has been recognized for its stock option plan or for its stock purchase plan. Had compensation costs for our two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, our net loss and net loss per share would have been reduced to the pro forma amounts indicated as follows:


                                                    2001         2000         1999
                                                  --------     --------     ---------
                                                                            (restated)
Net loss applicable to common stockholders
                 As reported                      $(75,538)    $(69,949)    $(121,570)
                 Pro forma                        $(81,676)    $(78,219)    $(127,685)
Net loss per share
               As reported - Basic and Diluted    $  (0.91)    $  (0.90)    $   (2.13)
               Pro forma - Basic and Diluted      $  (0.99)    $  (1.00)    $   (2.24)

                                   P-Com, Inc.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000, and 1999, respectively: expected volatility of 125%, 95%, and 96%; weighted-average risk-free interest rates of 4.1% 6.2%, and 5.4%, weighted-average expected lives of 3.51, 3.71 and 3.28, respectively, and a zero dividend yield.

The fair value of the employees' stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2001, 2000, and 1999, respectively: expected volatility of 157%, 95%,and 96% weighted-average risk-free interest rates of 3.5%,6.2%,and 4.6%, weighted-average expected lives of 0.5, 0.5, and 0.5 years and a dividend yield of zero. The weighted-average fair value of those purchase rights granted in 2001, 2000, and 1999 was $5.47, $6.03, and $5.74, respectively.

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

7. Restructuring and Other Charges

In the first quarter of 2001, the Company recorded a $10 million inventory related charge to product cost of sales, and incurred a $11.6 million receivable valuation charge included in general and administrative expenses, as a result of the bankruptcy of a major customer. In the third quarter of 2001, the Company determined that there was a need to reevaluate its inventory carrying value in the light of the significant slowdown in the global telecommunications market and the phasing out of and replacement of current product designs. The evaluation included an assessment of future demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point products, and resulted in total charges to product cost of sales of approximately $18 million in the quarter. A further $2 million was charged to product cost of sales in the fourth quarter of 2001.

In the second quarter of 2000, the Company determined that there was a need to reevaluate its inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from the UK and other European markets and toward the U.S. market, and the resulting anticipated decrease in demand for certain of its lower speed and lower frequency Tel-Link Point-to-Point products, and resulted in total charges of approximately $21.7 million during the second quarter of 2000. These charges consisted of increases to inventory reserve of approximately $17.4 million and accrued liabilities of approximately $4.3 million, both relating to our product segment. In addition, the Company performed a review of the carrying value and remaining life of long-lived assets associated with our product segment and recorded write-downs of approximately $15.0 million of goodwill and an approximately $9.9 million write-off of deferred tax assets in 2000.

                                   P-Com, Inc.

The increase in inventory reserves and related purchases liabilities was charged to product cost of sales in the second quarter of 2000. Of the $17 million charge for additional reserves, $15.4 million related to the aforementioned Tel-Link Point-to-Point product line. An additional reserve of approximately $1.0 million was added in the second quarter of 2000 to adjust carrying value of certain modules of the Point-to-Multipoint radio line.

During 1999, the Company's management approved restructuring plans, which included initiatives to integrate the operations of acquired companies, consolidate duplicate facilities, and reduce overhead. Total accrued restructuring and other charges of approximately $36.5 million were recorded in 1999 relating to these initiatives, all relating to the Company's product segment.

8. Segment Reporting

For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria specified in SFAS No. 131. The Company has determined that there are two reportable segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture, and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of organizations primarily located in the United States, which provide comprehensive network services including system and program planning, and management, path design, and installation for the wireless communications market.

In August 1999, the Company announced its intent to divest its broadcast equipment business, Technosystem, and concluded that a measurement date had occurred. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and the amounts presented for prior periods have been reclassified for appropriate comparability. Technosystem was divested in the first quarter of 2000. As such, the segment information shown below does not include Technosystem's financial information. On February 9, 2001, the Company sold its RT Masts unit which was primarily engaged in providing site preparation, installation, and which maintenance of wireless broadband radio systems for cell phone services providers in the UK. RT Masts provided approximately $20 million in revenues to P-Com's consolidated operations in 2000 and approximately $18 million in revenue in 1999 and has historically been included as a component of our Service sales segment. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. The following tables show the operating results and identifiable assets of our operating segments (in thousands):

                                   P-Com, Inc.

   For the Year Ended

   December 31, 2001                       Product       Service        Total
                                          ---------     ---------     ---------
   Sales                                  $  73,236     $  30,838     $ 104,074
   Loss from operations                     (83,210)         (211)      (83,421)
   Depreciation                               8,845           310         9,155
   Identifiable assets                       82,459         9,775        92,234
   Interest expense, net                      1,946            15         1,961

   For the Year Ended

   December 31, 2000                       Product       Service        Total
                                          ---------     ---------     ---------
   Sales                                  $ 183,606     $  50,795     $ 234,401
   Income (loss) from operations            (46,701)        3,263       (43,438)
   Depreciation                              10,375           573        10,948
   Identifiable assets                      194,351        21,868       216,219
   Interest expense, net                      4,629           121         4,750

   For the Year Ended

   December 31, 1999                       Product       Service        Total
                                          ---------     ---------     ---------
   Sales                                  $ 116,409     $  40,470       156,879
   Income (loss) from operations            (67,856)        4,491       (63,365)
   Depreciation                              11,010           773        11,783
   Identifiable assets                      196,712        22,034       218,746
   Interest expense, net                      8,086            89         8,175

The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                      % of

                                      total

                                   for 2001       2001        2000        1999
                                   --------     --------    --------    --------
   Sales:
     United States                     45.2%    $ 46,989    $130,942    $ 48,248
     United Kingdom                    31.1%      32,361      57,061      54,172
     Continental Europe                 2.2%       2,289      18,135      28,183
     Asia                              15.8%      16,495       8,637       9,489
     Other geographic regions
                                        5.7%       5,940      19,626      16,787
                                   --------     --------    --------    --------
              Total                   100.0%    $104,074    $234,401    $156,879
                                   ========     ========    ========    ========

                                   P-Com, Inc.

                                                             2001         2000
                                                           --------     --------
      Property, plant, and equipment, net
         United States                                     $ 15,879     $ 20,462
         United Kingdom                                         345        1,234
         Italy                                                1,388        1,349
         Other geographic regions                                15          121
                                                           --------     --------
              Total                                        $ 17,627     $ 23,166
                                                           ========     ========

9. Net Loss Per Share

For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of our Common Stock for the period because the effect would be antidilutive. Also, because losses were incurred in the years 2001, 2000, and 1999, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

10. Income Taxes

Loss before extraordinary items, income taxes and cumulative effect of accounting change consists of the following (in thousands):

                                          Year Ended December 31,
                                  2001            2000            1999
                                --------        --------        --------
            Domestic            $(77,087)       $(55,511)       $(67,120)
            Foreign                  974             346          (6,957)
                                --------        --------        --------
                                $(76,113)       $(55,165)       $(74,077)
                                ========        ========        ========

The provision (benefit) for income taxes consists of the following (in thousands):

                                          Year Ended December 31,
                                  2001            2000            1999
                                --------        --------        --------
            Current:
              Federal           $ (1,131)       $     --        $     --
              State                   13              --              55
              Foreign                543           1,282           1,532
                                --------        --------        --------
                                    (575)          1,282           1,587
                                --------        --------        --------

            Deferred:
              Federal                 --           8,792            (135)
              State                   --           1,066             (45)
                                --------        --------        --------
                                      --           9,858            (180)
                                --------        --------        --------
                      Total     $   (575)       $ 11,140        $  1,407
                                ========        ========        ========

                                   P-Com, Inc.

Deferred tax assets consist of the following (in thousands):

                                                       December 31,
                                                    2001           2000
                                                 ---------      ---------
      Net operating loss carryforwards           $  70,810      $  54,663
      Credit carryforwards                          10,267          4,302
      Net operating loss carry forwards             13,235         12,177
      Credit carryforwards                          22,353         18,412
                                                 ---------      ---------
      Intangible assets                            116,665         89,554
      Valuation allowance                         (116,665)       (89,554)
                                                 ---------      ---------
      Net deferred tax asset                     $      --      $      --
                                                 =========      =========

The Company's net operating loss carry forwards included as a deferred tax asset above are approximately $191 million and $115 million for 2001 and 2000, respectively. These operating loss carry forwards will expire between 2005 and 2020 if not utilized beforehand.

For federal and state tax purposes, a portion of the Company's net operating loss carry forwards may be subject to certain limitations on utilization in case of change in ownership as defined by federal and state tax law.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. The Company has assessed its ability to realize future tax benefits, and concluded that as a result of the recent history of losses, it was more likely than not, that such benefits would not be realized. Accordingly, the Company has recorded a full valuation allowance against future tax benefits.

Reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:

                                                     Year Ended December 31,
                                                   2001       2000       1999
                                                 -------    -------    -------
U.S. federal statutory rate                         35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit       0.0        0.0        0.0
Change in valuation allowance                        0.0      (17.9)       0.0
Foreign income taxes at different rate              (0.7)      (2.3)      (1.5)
Net operating loss                                 (35.0)     (35.0)     (35.0)
Other, net                                           0.0        0.0        0.1
                                                 -------    -------    -------
                                                    (0.7)%    (20.2)%     (1.4)%
                                                 =======    =======    =======

                                   P-Com, Inc.

11. Acquisitions and Divestitures

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

      On February 24, 1997, the Company acquired 100% of the outstanding stock of Technosystem, for aggregate payments of $3.3 million and the assumption of long-term debt of approximately $12.7 million in addition to other liabilities. The Company initially paid $2.6 million in cash, and an additional payment of $0.7 million was made on March 31, 1998. Technosystem designs, manufactures and markets equipment for transmitters and transponders for television and radio broadcasting. In 1999 the Company announced its intention to dispose of Technosystem and completed its disposition in 2000.

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

       On May 29, 1997, the Company acquired all of the outstanding shares of capital stock of Control Resources Corporation, a provider of integrated network access devices to network service providers, in exchange for 1,503,000 shares of the Company's Common Stock.

       On November 27, 1997, the Company acquired all of the outstanding shares of capital stock of RT Masts Limited and Telematics in exchange for 766,000 and 248,000 shares of our Common Stock, respectively. RT Masts, located in Wellingborough, Northhamptonshire, U.K. and Telematics, located in Herndon, Virginia, supply, install and maintain telecommunications systems and structure including antennas covering high frequency, medium frequency and microwave systems.

                                   P-Com, Inc.

      The Company accounted for its acquisitions of Control Resources Corporation, RT Masts and Telematics as poolings-of-interests.

      In February 2000, the Company completed the divestiture of two Italian subsidiaries, Technosystem, S.p.A. and Cemetel S.r.L., resulting in additional losses for the first quarter of 2000 of approximately $4.0 million and $3.5 million, respectively.

In April 2000, the Company sold Control Resources Corporation resulting in a gain of approximately $2.6 million.

On February 7, 2001 the Company sold RT Masts Limited, to SpectraSite Transco, for approximately $12 million in cash, an additional $750,000 in a 6-month escrow account, and a $750,000 note receivable due in 2008 with interest due annually at LIBOR, realizing a gain of $9.8 million on the transaction.

Discontinued Operation

In August 1999, our Board of Directors decided to divest its broadcast equipment business, Technosystem. Accordingly, beginning in the third quarter of 1999, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line in the 1999 Consolidated Balance Sheet, "net assets of discontinued operations," and in the "discontinued operations" line of the Consolidated Statements of Operations for 2000 and 1999. The "net assets of discontinued operations" represents the assets intended to be sold offset by the liabilities anticipated to be assumed by the buyers of the business. The Statements of Operations amounts related to Technosystem in prior periods have been reclassified to discontinued operations.

Summarized results of Technosystem are as follows (in thousands):

                                                                Year Ended
                                                               December 31,
                                                                   1999
                                                                   ----

            Sales                                                $  6,483
                                                                 ========

            Loss before income taxes                              (13,903)
            Provision for income taxes                                 --
                                                                 --------
                    Net loss                                     $(13,903)
                                                                 ========

                                   P-Com, Inc.

12. Commitments

Obligations Under Capital and Operating Leases

In August 1998, the Company entered into a capital lease for equipment in the amount of $1,600 with interest accruing at the rate of 6.3% per annum. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. In 2000, the Company entered into several capital leases for equipment in the amount of $1,869 with interest accruing at 11%. These leases expire in 2002. In 2001, the Company entered into several capital leases for equipment in the amount of $ 3,212 with interest accruing of 11%. Future minimum lease payments required under these leases are as follows (in thousands):

      Year Ending December 31,
      ------------------------

      2002                                                       $  2,282
      2003                                                            700
                                                                 --------

      Total minimum lease payments                                  2,982
      Less:  Amount representing interest                            (207)
                                                                 --------

      Present value of net minimum lease payments                $  2,775
                                                                 ========

The present value of net minimum lease payments are reflected in the December 31, 2001 and 2000 balance sheets as a component of other accrued liabilities and other long-term liabilities of $2,775 and $2,131, respectively.

The Company leases its facilities under non-cancelable operating leases which expire at various times through 2008. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under our non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

      Year Ending December 31,
      ------------------------

      2002                                                       $  3,654
      2003                                                          3,290
      2004                                                          3,422
      2005                                                          3,236
      2006                                                            656
      Thereafter                                                      465
                                                                 --------
                                                                 $ 14,723
                                                                 ========

During 2001, 2000, and 1999, the amount of rent expense incurred by the Company under non-cancelable operating leases was $4,196, $3,180, and $3,258, respectively.

                                   P-Com, Inc.

13. Contingencies

In September and October 1998, several class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs alleged various state securities laws violations by P-Com and certain of its officers and directors. The complaints sought compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. The Company reached an agreement in principle on October 25, 2001 to settle the consolidated securities class action suit. On February 8, 2002, pursuant to that agreement in principle, the court entered final judgment approving the settlement. Under the terms of the settlement, all claims against the Company and all other defendants will be dismissed without admission of liability or wrong doing by any party. The settlement was funded entirely by our directors and officers liability insurance.

14. Supplemental Cash Flow Information

The following provides additional information concerning supplemental disclosure of cash flow activities.

                                                     Year Ended December 31,
                                                    2001       2000       1999
                                                  --------   --------   --------
Supplemental cash flow information:

Cash paid for income taxes                        $    353   $    435   $  3,900
                                                  ========   ========   ========

Cash paid for interest                            $  1,605   $  2,725   $  8,717
                                                  ========   ========   ========

Non-cash transactions

During 2001 and 2000, $3,212 and $1,869 of fixed assets were acquired through the assumption of capital lease liabilities respectively.

During 2000 and 1999 the Company issued shares of Common Stock in exchange for Convertible Subordinated Notes. In conjunction with these transactions, the Company recorded extraordinary gains of $1.9 million and $13.2 million for the years ended December 31, 2000 and 1999, respectively. See Note 5 for additional information.

As described more fully in Note 5, the Company exchanged Mandatorily Redeemable Series B Convertible Preferred Stock for shares of Common Stock and repriced certain warrants held by the holders of the Series B Convertible Preferred Stock during June 1999. During November 1999, the Company issued shares of Common Stock, warrants to purchase additional shares of Common Stock, and a promissory note convertible into Common Stock in exchange for the elimination of certain redemption rights and late registration premiums and penalties. In connection with these transactions, the Company recorded charges of $18.5 million for the year ended December 31, 1999, respectively, as adjustments to arrive at the net loss applicable to Common Stockholders. See Note 5 for additional information.

                                   P-Com, Inc.

During 1999, the Company issued shares of Common Stock and a promissory note in conjunction with various acquisitions.

                                   P-Com, Inc.

Selected Quarterly Financial Data - Unaudited

The following is in thousands, except per share data:


                                                                   Three Months Ended

                                              March 31,       June 30,    September 30,   December 31,
                                              ---------       --------    -------------   ------------
   2001

      Sales                                    $ 59,173       $ 27,245       $ 10,251       $  7,405
      Gross profit (loss)                      $  6,920       $  3,725       $(19,529)      $ (5,556)
      Net loss                                 $(10,187)      $(10,154)      $(37,271)      $(17,926)
      Net loss per common share:
        Basic and diluted                      $  (0.13)      $  (0.13)      $  (0.44)      $  (0.21)

The data for the first three quarters of 2000 is presented both as originally reported by the Company and as restated to reflect the retroactive application by the Company of new revenue recognition accounting policies in accordance with SAB 101.


                                                                   Three Months Ended

                                              March 31,       June 30,    September 30,   December 31,
                                              ---------       --------    -------------   ------------
   2000 - As Reported

      Sales (1)                                $ 51,055       $ 48,833       $ 59,535       $ 74,978
      Gross profit (loss) (1)                  $ 12,714       $ (9,343)      $ 15,391       $ 16,504
      Net income (loss)                        $(15,901)      $(52,202)      $ (2,071)      $    225
      Net income (loss) per common share:
        Basic and diluted                      $  (0.21)      $  (0.68)      $  (0.03)      $   0.00

   2000 - As Restated

      Sales (1)                                $ 60,459       $ 49,930       $ 61,031            N/a
      Gross profit (loss) (1)                  $ 13,105       $ (9,382)      $ 16,573            N/a
      Net loss                                 $(17,044)      $(52,241)      $   (889)           N/a
      Net loss per common share:
        Basic and diluted                      $  (0.22)      $  (0.68)      $  (0.01)           N/a

(1) Quarterly sales and gross profit amounts for the first quarter of 2000 reflect a reduction for sales and gross profit attributable to Technosystem.

                                   Schedule II

                        Valuation and Qualifying Accounts
                  Years ended December 31, 1999, 2000, and 2001
                                 (in thousands)


                                                       Additions
                                      Balance at      Charged to      Deductions
                                       Beginning       Statement         from          Balance at
                                        Of Year      of Operations     Reserves       End of Year
                                      ----------     -------------    ----------      -----------
Allowance for doubtful accounts:
   Year ended December 31, 1999       $    9,591      $   11,284      $   (5,976)      $   14,899
   Year ended December 31, 2000           14,899             696         (11,785)           3,810
   Year ended December 31, 2001            3,810          11,837         (14,567)           1,080

Inventory related reserves:
   Year ended December 31, 1999       $   16,922      $   15,400      $  (16,142)      $   16,180
   Year ended December 31, 2000           16,180          17,361          (7,551)          25,990
   Year ended December 31, 2001           25,990          30,000         (17,393)          38,597

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable

                                   P-Com, Inc.

                                    PART III

Item 10. Directors and Officers of the Registrant

The executive officers and directors of the Company, their ages as of March 31, 2002 and their positions and their backgrounds are as follows:

Name                     Age   Position
----                     ---   --------
George P. Roberts         69   Chairman of the Board and Chief Executive Officer
Leighton J. Stephenson    53   Chief Financial Officer, Vice President
Alan T. Wright            53   Chief Operating Officer
Ben L. Jarvis             64   Executive Vice President and
                               General Manager, P-Com Network Services

Caroline Baldwin Kahl     44   Vice President and General Counsel
John R. Wood              46   Senior Vice President and Chief Technical Officer
Brian T. Josling          59   Director
John A. Hawkins           41   Director
Frederick Frommm          52   Director
Brig. General (Ret)
Harold Johnson            78   Director

Background

The principal occupations of each executive officer and director of the Company for at least the last five years are as follows:

Mr. Roberts is a founder of the Company and has served as Chief Executive Officer and Director since October 1991 to May 2001, and as interim Chief Executive Officer since January 2002. Since September 1993, he has also served as Chairman of the Board of Directors.

Mr. Stephenson has served as Vice President and Chief Financial Officer since September 2000. From 1993 to 2000 he served as Chief Financial Officer, Treasurer, and Secretary of Vallen Corporation, a Texas company engaged in manufacturing and distribution of industrial safety products and services.

Mr. Wright has served as Chief Operating Officer since December 2001 and as Executive Vice President of Operations from March 2000 to December 2001, and in the same position from 1997 to 1998. From 1998 to 1999 he served as Senior Operations Advisor and was a private investor from 1996 to 1997 and 1999 to 2000.

Mr. Jarvis has served as Executive Vice President and General Manager of P-Com Network Services since May of 2000. From September of 1998 to November of 1999 he served as Senior Vice President of Operations for Alaska Communications Systems. From 1996 to August of 1998, he served as Chief Operating Officer of Amaritel S.A. DE C.V. and Vice President of Operations, CT Global, Inc.

Ms. Kahl has served as Vice President and General Counsel of the Company since February 2000. From March 1997 to February 2000 she served as General Counsel to P-Com Network Services, and from August 1994 to March 1997 as General Counsel for Columbia Spectrum Management L.P., the predecessor of PCNS.

Mr. Wood was appointed Senior Vice President of Technology Strategies of the Company in January 1997. From April 1993 to January 1997, Mr. Wood served as

Vice President, Engineering for the Company. Mr Wood was appointed Chief Technical Officer in January 2002.

Mr. Josling has served as Director of the Company since September 1999. Since December 2000 he has served as the President of Fuel Cells, Canada. From 1997 to 1999, Mr. Josling was a former division President for Rogers ATT, Canada's national cellular telephone carrier, and was a senior executive with CSB and Capitol EMI in the music entertainment industry.

Mr. Hawkins has served as a Director of the Company since September 1991. Since August 1995, Mr. Hawkins has been a General Partner of Generation Capital Partners, L.P., a private equity firm. He also currently serves on the Board of Directors for Hotjobs, Inc.

Mr. Fromm has served as a Director of the Company since June 2001. In July 2000, Mr. Fromm became president of Oplink Communications,Inc. From 1997 to 2000, Mr. Fromm served as president and Chief Executive Officer at Siemens Telecom Networks, Inc., a telecommunications equipment company. During this time Mr. Fromm also oversaw the spin-off of Optisphere Networks, Inc. a wholly owned subsidiary of Siemens ICN, leading that company as its first CEO.

General Johnson has served as a Director of the Company since June 2001. From 1997 to 1999, General Johnson served as Senior Vice President, Business Development of The Fairchild Corporation. General Johnson is also a partner in Aragon Ventures, LLC in Palo Alto, California, a company providing investment capital to High Technology enterprises. He currently serves on the Board of Directors for Accelerated Networks, Inc., Data Planet International S.A., and KLT Telecom, Inc.

Board Committees and Meetings

The Board of Directors held 10 meetings and acted by unanimous written consent 7 times during the fiscal year ended December 31, 2001. The Board of Directors has an Audit Committee and a Compensation Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board on which such director served during 2001.

The Audit Committee currently consists of three directors, Mr. Josling, Mr. Fromm and Mr. Johnson, and is primarily responsible for approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The Audit Committee held 4 meetings during 2001.

The Compensation Committee currently consists of two directors, Mr. Hawkins and Mr. Fromm, and is primarily responsible for reviewing and approving our general compensation policies and setting compensation levels for our executive officers. The Compensation Committee also has the authority to administer our Employee Stock Purchase Plan and our 1995 Stock Option/Stock Issuance Plan and to make option grants thereunder. The Compensation Committee did not hold any meetings and acted by unanimous written consent 13 times during 2001.

Director Compensation

Non-employee board members do not receive cash compensation for their services as directors.

Under the Automatic Option Grant Program as now contained in our 1995 Stock Option/Stock Issuance Plan (the "1995 Plan"), each individual who first joins the Board as a non-employee will receive, at the time of such initial election or appointment, an automatic option grant to purchase 40,000 shares of Common Stock, provided such person has not previously been in our employ. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee Board member, whether or not such individual is standing for re-election at that particular Annual Meeting, will be granted an option to purchase 4,000 shares of Common Stock, provided such individual has not received an option grant under the Automatic Option Grant Program within the preceding six months. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to 100% of the fair market value per share of our Common Stock on the grant date, and will have a maximum term of ten
(10) years, subject to earlier termination should the optionee cease to serve as a Board of Directors member.

Item 11. Executive Compensation and Related Information

The following table provides certain information summarizing the compensation earned for services rendered in all capacities to company and its subsidiaries for each of the last three fiscal years by (i) our Chief Executive Officer, and
(ii) each of our four other most highly compensated executive officers, who were executive officers on December 31, 2001 and whose salary and bonus for the fiscal year ended December 31, 2001 (the "2001 Fiscal Year") was in excess of $100,000 (collectively, the "Named Executive Officers").

                         2001 SUMMARY COMPENSATION TABLE


                                                                                                       Long-Term
                                                                                                      Compensation
                                                                                                         Awards
                                                                           Annual Compensation         Securities
                                                                          --------------------         Underlying
                                                                          Salary        Bonus            Options
             Name and Principal Position                     Year         ($)(1)         ($)               (#)
             ---------------------------                     ----         -------       ------           -------
George P. Roberts                                            2001         355,175           --                --
  Chief Executive Officer and                                2000         376,000           --           375,000
  Chairman of the Board of Directors                         1999         376,000           --                --

James J. Sobczak                                             2001         309,069           --           156,000
Former President & Chief Exec. Officer                       2000         300,000           --           100,000
                                                             1999         101,538       11,538           300,000

Alan T. Wright                                               2001         253,232       96,000           135,000
 Chief Operating Officer                                     2000         164,307       25,000           190,000
                                                             1999          30,000           --

Ben L. Jarvis                                                2001         242,019           --            70,000
 Executive Vice President &                                  2000         151,538           --           100,000
 General Manager, P-Com Network Services                     1999              --           --                --

Caroline Baldwin Kahl                                        2001         171,259           --            60,000
Vice President & General Counsel                             2000         145,961           --            25,000
                                                             1999         115,615       46,000                --

Leighton J. Stephenson                                       2001         197,484           --            50,000
VP Finance & Admin and Chief Financial Officer               2000          66,153           --           225,000
                                                             1999              --           --                --

----------
(1)   Includes amounts deferred under our 401(k) Plan.

The following table contains information concerning the stock option grants made to each of the named Executive Officers for the 2001 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                  Potential Realizable
                                             % of Total                                              Value at Assumed
                            Number of         Options                                             Annual Rates of Stock
                            Securities       Granted to          Individual Grant                Price Appreciation for
                            Underlying       Employees     ----------------------------               Option Term (1)
                              Options        in Fiscal       Exercise        Expiration      -----------------------------
                            Granted (#)         Year       Price ($/Sh)         Date            5% ($)           10% ($)
                            -----------      ----------    ------------      ----------      ------------     ------------
George P. Roberts                  --             --         $     --               --         $     --         $     --

James J. Sobczak               56,000           3.53             3.28         02/09/11          115,558          292,846
                              100,000           6.30              .93         06/06/11           58,487          148,218

Alan T. Wright                 60,000           3.78             3.28         02/09/11          123,812          313,763
                               70,000           4.72              .63         06/27/11           29,715           75,304

Ben L. Jarvis                  70,000           4.41             3.28         02/09/11          144,447          366,057

Caroline Baldwin Kahl          60,000           3.78             3.28         02/09/11          123,812          313,763

Leighton J. Stephenson         50,000           3.15             3.28         02/09/11          103,176          261,469

(1) There can be no assurance provided to any executive officer or any other holder of our securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

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

The table below sets forth certain information with respect to the named Executive Officers concerning the exercise of options during 2001 and unexercised options held by such individuals as of the end of such fiscal year. No SARs were exercised during 2001 nor were any SARs outstanding at the end of such fiscal year.

                 Aggregated Option Exercises in Last Fiscal Year

                          Fiscal Year-End Option Values


                                                                  Number of Securities             Value of Unexercised
                                                                 Underlying Unexercised                in-the-Money
                               Shares         Value               Options at FY-End (#)            Options at FY-End (1)
                              Acquired       Realized        ------------------------------   ----------------------------
                            On Exercise         ($)          Exercisable      Unexercisable   Exercisable    Unexercisable
Name                            (#)             (2)              (3)
----------------------       ---------       ---------       ----------       -------------   -----------    -------------
George P. Roberts                   --       $      --        1,422,707          365,625       $      --       $      --
James J. Sobczak                    --              --          258,580          341,420              --              --
Alan T. Wright                      --              --           79,375          245,625              --              --
Ben L. Jarvis                       --              --           59,060          128,336              --              --
Caroline Baldwin Kahl               --              --           61,243           75,834              --              --
Leighton J. Stephenson              --              --           70,312          204,688              --              --

(1) Based on the fair market value of the option shares at the 2001 Fiscal Year-end ($0.33 per share based on the closing selling price on the NASDAQ National Market as of December 31, 2001) less the exercise price.

(2) Based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.

(3) The options are immediately exercisable for all the options shares. However, any shares purchased under the options are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in such shares. As of December 31, 2001, the following number of shares were unvested: Mr. Roberts- 365,625 shares; Mr. Stephenson- 341,420 shares; Mr. Wright-245,625 shares; Mr. Jarvis- 128,336 shares; and Ms. Kahl- 75,834 shares; and Mr. Stephenson- 204,688 shares. The table shows these as "unexercisable."

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

      The Company has entered into severance agreements (the "Agreements") with George Roberts, Chairman of the Board of Directors and Acting Chief Executive Officer, and Leighton J. Stephenson, Chief Financial Officer and Vice President, Finance and Administration (individually, the "Officer" and collectively the "Officers"), dated May 31, 2001 and December 7, 2000, respectively. Each of these Agreements provides for the following benefits should the Officer's employment terminate, either voluntarily or involuntarily, for any reason within twenty-four (24) months following a

Change in Control: (a) a severance payment in an amount equal to two (2) times his annual rate of base salary; (b) a bonus for Mr. Stephenson in an amount equal to the greater of either (i) two (2) times the full amount of the Officer's target bonus for the fiscal year in which the termination occurs or
(ii) two (2) times the full amount of his target bonus for the fiscal year in which a Change in Control occurs, and a bonus for Mr. Roberts in an amount equal to the target bonus specified for the fiscal year in which involuntary termination occurs; (c) the shares subject to each outstanding option held by the Officer (to the extent not then otherwise fully vested) will automatically vest so that each such option will become immediately exercisable for all the option shares as fully-vested shares (notwithstanding anything in this Form 10-K to the contrary); and (d) the Company will, at its own expense, provide Mr. Stephenson and his dependants with continued health care coverage from the earlier of 24 months from termination or the first date that they are covered under another employer's benefit program, and for Mr. Roberts and his dependents continued health care coverage for their lives. A Change in Control will be deemed to occur under the Agreements upon: (a) a merger or consolidation in which securities possessing fifty percent (50%) or more of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company in complete liquidation or dissolution of the Company; (c) a hostile take-over of the Company, whether effected through a tender offer for more than twenty-five percent (25%) of our outstanding voting securities or a change in the majority of the Board by one or more contested elections for Board membership; or (d) the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than thirty percent (30%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders. In addition, each Officer will be entitled to a full tax gross-up to the extent one or more of the severance benefits provided under his Agreement are deemed to constitute excess parachute payments under the federal income tax laws.

      The Company has entered into an Employment and Continuity of Benefits Agreement with George P. Roberts, dated May 31, 2001, outlining his continued employment with the Company as Chairman of the Board following his resignation as Chief Executive Officer on May 30, 2001.

      The agreement provides for (a) an employment period commencing May 31, 2001 through May 30, 2002. Should this agreement remain in effect through May 30, 2002 then Mr. Roberts' employment under this agreement shall automatically renew for another one-year term commencing May 31, 2002 and continuing through May 30, 2003, unless written notice of non-renewal is received from Mr. Roberts on or before May 1, 2002; (b) termination of employment may be effected by (1) resignation by Mr. Roberts with at least 60 days prior written notice, (2) termination for cause by majority vote of the Board, or (3) failure of our stockholders to re-elect Mr. Roberts to the Board; (c) cash compensation will be paid to Mr. Roberts' in a base salary in accordance with the Company's payroll practices for salaried employees; (d) a target bonus equal to a percentage of Mr. Roberts base salary may be earned in accordance with our management incentive program, and shall be determined by the Board; (e) throughout the employment period, Mr. Roberts shall be eligible to participate in all benefit plans that are made available to our executives and for which Mr. Roberts qualifies.

The Company does not have any existing agreements with any named Executive Officer that establish a specific term of employment for them, and their employment may accordingly be terminated at any time at the discretion of the Board of Directors, subject to the agreements described above.

In addition to the indemnification provisions contained in our Restated Certificate of Incorporation and Bylaws, the Company has entered into separate indemnification agreements with each of its directors and officers. These agreements require the Company, among other things, to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements (collectively, "Liabilities") paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of the Company) other than Liabilities arising from the willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors currently consists of Mr. Fromm and Mr. Hawkins. Neither of these individuals was an officer or employee of the Company at any time during the 2001 Fiscal Year or at any other time, and neither had a business relationship with the Company.

No executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

"The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for our executive officers. The Committee also has the exclusive responsibility for the administration of our 1995 Stock Option/Stock Issuance Plan, under which grants may be made to executive officers and other key employees of the Company.

Compensation Philosophy

Since the initial public offering of our Common Stock in March 1995, it has been the Committee's policy and objective to provide our executive officers and other key employees with competitive compensation opportunities based upon their contribution to the financial success of the Company, the enhancement of corporate and stockholder values, the market levels of compensation in effect at companies with which the Company competes for executive talent and the personal performance of such individuals. The primary factors that the Committee considered in establishing the compensation levels of the executive officers for the 2001 fiscal year are summarized below. The Committee may, however, in its discretion, apply different factors in setting executive compensation for future fiscal years.

It is the Committee's current objective to have a significant portion of each officer's compensation contingent upon our performance as well as upon the officer's own level of performance. Accordingly, the compensation package for each executive officer and key employee is comprised of three elements: (i) base salary that reflects individual performance and is designed primarily to be competitive with salary levels in effect at a select group of companies with which the Company competes for executive talent, (ii) annual performance awards payable in cash and based upon our financial performance and the market performance of our common stock and (iii) long-term equity incentive awards with overlapping vesting schedules that strengthen the mutuality of interests between the executive officers and our stockholders while fostering retention of existing personnel.

The Committee recognizes that the highly-specialized industry sector in which the Company operates is both extremely competitive and globally-challenging, with the result that there is substantial demand for high-caliber, seasoned executives with a high level of industry-specific knowledge and industry contacts, especially overseas contacts. It is crucial that the Company reward and be assured of retaining the executive personnel essential to the attainment of our performance goals. For these reasons, the Committee believes our executive compensation arrangements must remain competitive with those offered by other companies of similar magnitude, complexity and performance records (the "peer group") in order to provide adequate incentive to our executive officers to continue to provide services to the Company.

Cash Compensation

A key objective of our current executive compensation program is to position its key executives to earn annual cash compensation (base salary plus bonus) equaling or exceeding that which the executive would earn at other peer group companies. During 2001, the Committee reviewed and relied on technology industry compensation surveys in its assessment of appropriate compensation levels.

The fiscal year 2001 base salaries for the named executive officers are based upon a number of factors, including, without limitation, each executive's performance and contribution to overall The Company performance and the levels of base salary in effect for comparable positions with the peer group companies. Base salary decisions are made as part of a formal review process. Generally, the base salaries of our executive officers for the 2001 fiscal year ranged from the 10th percentile to the 75th percentile of the salaries surveyed for comparable positions at the peer group companies. In defining "peer group companies," the Company considered companies with revenues between $100 million and $200 million.

The annual incentive compensation provided to our executive officers is in the form of cash bonuses based on the Committee's assessment of our financial performance for the year and the individual officer's contribution to that performance. For the 2000 fiscal year, the Committee recommended a bonus payment of $95,000 to Alan Wright, Chief Operating Officer which was paid in 2001. No cash bonus was awarded to any other executive officers. Along with all employees, each executive officer's salary was reduced by 8% in April 2001.

Stock Options

Equity incentives are provided primarily through stock option grants under the 1995 Plan. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of our Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). The shares subject to each option generally vest in installments over a two-to-four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company during the applicable vesting period, and then only if the market price of the underlying shares appreciates over the option term.

The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the individual's potential for increased responsibility and promotion over the option term, and the individual's personal performance in recent periods. The Committee will also take into account the executive officer's existing holdings of our Common Stock and the number of vested and unvested options held by that individual in order to maintain an appropriate level of equity incentive. However, the Committee does not intend to adhere to any specific guidelines as to the relative option holdings of our executive officers.

Chief Executive Officer Performance and Compensation

In setting the base salary for Mr. Roberts for the 2001 fiscal year, the Committee sought to achieve two objectives: (i) make his base salary competitive with the base salaries paid to the chief executive officers of the same peer group of companies which the Committee surveyed for comparative compensation purposes for all other executive officers of the Company and (ii) make a significant percentage of his total compensation package contingent upon The Company performance. For the 2001 fiscal year, the base salary of Mr. Roberts was set at the 75th percentile of the base salary levels in effect for those other chief executive officers. As indicated above, the Committee decided not to award any cash bonus to Mr. Roberts or for the 2001 fiscal year.

It is the Committee's view that the total compensation package provided to Mr. Roberts for the 2001 fiscal year is competitive with the typical compensation packages awarded to chief executive officers in the Company's peer group.

Mr. James J. Sobczak was elected Chief Executive Officer effective June 1, 2001. Until then he had been our Chief Operating Officer, and his annual salary of $303,600 remained the same as it had been as Chief Operating Officer. No cash bonus was designated for Mr. Sobczak at the date he was elected to the position.

Mr. Sobczak was granted 56,000 stock options (14,000 ISO; 42,000 NQ) with exercise price of $3.28 and 100,000 stock options (25,000 ISO; 75,000 NQ) with exercise price of $0.93 during the fiscal year.

In the committee's view the total compensation package provided Mr. Sobczak for the 2001 fiscal year is competitive with the peer group in the markets served, in light of the Company's performance.

Mr. Sobczak resigned his position in January, 2002. He was granted base salary continuation for the balance of 2002 under the terms of his resignation.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation to be paid to our executive officers for the 2001 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the non-performance based compensation to be paid to our executive officers for fiscal 2002 will exceed that limit. Options granted under our 1995 Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of those options will qualify as performance-based compensation that will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to our executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1 million level.

It is the opinion of the Compensation Committee that the executive compensation policies and programs in effect for our executive officers provide an appropriate level of total remuneration which properly aligns our performance and the interests of our stockholders with competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term."

                                                M. Frederick Fromm
                                                Member, Compensation Committee

                                                John A. Hawkins
                                                Member, Compensation Committee

Stock Performance Graph for 1997 - 2001

The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Standard & Poor's 500 Index and the Standard & Poor's Communications Equipment Manufacturers Index.

                        [PERFORMANCE GRAPH APPEARS HERE]

                        S&P 500         S&P Comm        P-Com
        Dec-96          100             100             100
        Mar-97          102.68           87.76          105.25
        Jun-97          120.61          111.39          137.5
        Sep-97          129.64          161.6           144.33
        Dec-97          133.36          116.46          130.29
        Mar-98          151.97          135.02          176.46
        Jun-98          156.98           61.81          195.5
        Sep-98          141.37           26.37          147.7
        Dec-98          171.47           26.9           229.5
        Mar-99          180.02           51.48          245.6
        Jun-99          192.71           35.34          319.02
        Sep-99          180.68           47.26          319.05
        Dec-99          207.56           59.71          503.98
        Mar-00          212.13          124.89          490.26
        Jun-00          206.68           38.4           444
        Sep-00          204.68           44.73          355.54
        Dec-00          188.66           20.68          220.37
        Mar-01          166.29            8.65          124.19
        Jun-01          176.03            3.72          101.25
        Sep-01          150.19            1.82           71.84
        Dec-01          166.24            2.23           80.98

(1) The graph assumes that $100 was invested on Jan. 1, 1997, in our Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on our Common Stock.

(2) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings made by the Company under those statutes, neither the preceding Stock Performance Graph nor the Compensation Committee Report is to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by the Company under those statutes.

12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of our Common Stock as of February 28, 2002, by (i) all persons who are beneficial owners of five percent (5%) or more of our Common Stock, (ii) each director, (iii) the named Executive Officers, and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable, and has the same address as the Company.

                                                                      Percentage
                                                       Shares         of Shares
                                                    Beneficially    Beneficially
                   Beneficial Owner                   Owned (#)       Owned(1)
                   ----------------                   ---------       --------

State of Wisconsin Investment Board (2)              15,700,000         18.5
        P.O. Box 7842
        Madison, WI 53707
Firsthand Capital Management, Inc (3)                11,602,370         13.7
        101 Park Center Plaza, Ste. 1300
        San Jose, CA 95113
Gruber & McBaine Capital Management, LLC (4)          6,028,122          7.1
        50 Osgood Place, Penthouse
        San Francisco, CA 94133
John A. Hawkins (5)                                      42,000
Brian T. Josling (6)                                     52,000           *
Frederick R. Fromm (7)                                   15,000           *
Gen. Harold R. Johnson (Ret.) (8)                        15,000
George P. Roberts (9)                                 1,789,333          2.1
James J. Sobczak (10)                                   277,984           *
Alan T. Wright (11)                                     135,860           *
Ben L.  Jarvis (12)                                      89,269           *
Leighton J. Stephenson (13)                             112,123
Caroline Baldwin Kahl (14)                               89,035           *
All current directors and executive officers          2,523,827          3.0
as a group (10 persons) (15)

* Less than one percent of the outstanding Common Stock.

      (1) Percentage of ownership is based on 84,958,307 shares of Common Stock outstanding on February 28, 2002. Shares of Common Stock subject to stock options that are currently exercisable or will become exercisable within 60 days after February 28, 2002 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

      (2) Pursuant to Section 13G/A, filed with the Securities and Exchange Commission on February 13, 2002, the State of Wisconsin Investment Board reported that as of December 31, 2001 it had sole voting power over all 15,700,000 shares and sole dispositive power over all shares.

      (3) Pursuant to Section 13G, filed with the Securities and Exchange Commission on January 28, 2002, Firsthand Capital Management reported that as of December 31, 2001 it had sole voting power over all 11,602,370 shares and sole dispositive power over all shares.

      (4) Pursuant to Section 13G dated August 8, 2001, filed with the Securities and Exchange Commission, Gruber & McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine, Thomas O. Lloyd-Butler and Eric Swergold constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. Pursuant to a
            Schedule 13G filed with the SEC on or about August 1, 2001, as of July 31, 2001, (i) Gruber & McBaine Capital Management, LLC reported that it had shared voting and dispositive power over 5,907,572 shares, (ii) Jon D. Gruber reported that he had shared voting and dispositive power over 5,907,572 shares, and sole voting and dispositive power over 85,200 shares, (iii) J. Patterson McBaine reported that he had shared voting and dispositive power over 5,907,572 shares, and sole voting and dispositive power over 33,350 shares, (iv) Thomas O. Lloyd-Butler reported that he had shared voting and dispositive power over 5,907,572 shares, and sole voting and dispositive power over 2,000 shares, and (v) Eric B. Swergold reported that he had shared voting and dispositive power over 5,907,572 shares. 157,902 of the 6,028,122 shares are subject to a currently exercisable warrant.

      (5) Includes 42,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (6) Includes 52,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (7) Includes 15,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (8) Includes 15,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (9) Includes 1,491,455 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (10) Includes 274,664 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (11) Includes 130,624 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (12) Includes 89,269 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (13) Includes 104,686 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (14) Includes 83,326 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

      (15) Includes 2,161,223 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2002.

13. Certain Relationships and Related Transactions

All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV

14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this Annual Report on form
      10-K:

      1. Financial Statements. The following Consolidated Financial Statements of P-Com, Inc. and its subsidiaries are included in Item 8 of this Annual Report on 10-K:
                                                                            Page

      Financial Statements:
      Report of Independent Accountants                                       46
      Consolidated Balance Sheets at December 31, 2001 and 2000               47
      Consolidated Statements of Operations for the years ended
      December 31, 2001, 2000, and 1999                                       48
      Consolidated Statements of Stockholders' Equity and Comprehensive
      Loss for the years ended December 31, 2001, 2000, and 1999              49
      Consolidated Statements of Cash Flows for the years ended
      December 31, 2001, 2000, and 1999                                       51
      Notes to Consolidated Financial Statements                              52
      Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts                         76

      All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(b)   No reports on Form 8-K were filed during the fourth quarter of 2001.

(c)   Exhibits - See Exhibit list below.

                                INDEX TO EXHIBITS

  Number                              Description

3.2 (1) Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 9, 1995.

3.2A Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State in 2000.

3.2B (2) Certificate of Designation for the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997.

3.2C (3) Amended and Restated Certificate of Designation of the Series A Junior Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

3.2D (3) Certificate of Designation for the Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 21, 1998.

3.2E (3) Certificate of Correction of Certificate of Designations for the Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 23, 1998.

3.2F (4) Certificate of Elimination of Series B Convertible Participating Preferred Stock as filed with the Delaware Secretary of State on June 15, 1999

3.3 (5)     Bylaws of the Company.

4.1 (5)     Form of Common Stock Certificate.

4.2 (6) Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.10 (7) Amended and Restated Rights Agreement, dated as of January 24, 2001 between the Company and BankBoston, N.A.

10.16*(8)   1995 Stock Option/Stock Issuance Plan, as amended. 1995 Stock
            Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreements, as amended.

10.17*(9)   Employee Stock Purchase Plan, as amended.

  Number                              Description

10.18 (5)   Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

10.35**(17) Joint Development and License Agreement between Siemens
            Aktiengesellschaft and P-COM, Inc. dated June 30, 1998,

10.60(12)   Common Stock PIPES Purchase Agreement, dated January 6, 2000, by and among P-Com and several investors.

10.61(12)   Loan and Security Agreement, dated January 14, 2000, by and between
            P-Com and Greyrock Capital.

10.62(12)   Warrant to Purchase Stock, dated January 14, 2000, to Greyrock
            Capital.

10.63(12)   Registration Rights Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

10.64(12)   Antidilution Agreement, dated January 14, 2000, by and between P-Com and Greyrock Capital.

10.65(12)   Warrant to Purchase Stock, dated January 14, 2000 to Silicon Valley
            Bank.

10.66(12)   Registration Rights Agreements, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

10.67(12)   Antidilution Agreement, dated January 14, 2000, by and between P-Com and Silicon Valley Bank.

10.74(13)   Stock Purchase Warrant between P-Com, Inc. and Marshall Capital
            Management, Inc., dated January 20, 2000.

10.76(13)   Asset Purchase Agreement between Paradyne Networks, Inc., P-Com,
            Inc. and Control Resources Corporation, dated April 5, 2000.

10.77*(13)  Promissory note between James Sobczak and P-Com, Inc., dated May 3,
            2000.

10.79(14)   Letter of Cooperation between China PTIC and P-Com, Inc., dated July
            12, 2000.

10.80(15)   Common Stock PIPES Purchase Agreement dated August 11, 2000, by and between the Company and State of Wisconsin Investment Board.

10.84(15)   General Release and Settlement Agreement, dated as of August 28,
            2000, by and between the Company and Robert E. Collins.

10.85*(16)  Letter of Offer, dated August 31, 2000, by and between the Company and Leighton J. Stephenson.

  Number                              Description

10.86*(10)  Severance Agreement dated December 7, 2000 by and between the
            Company and Leighton J. Stephenson

10.87(4) Loan and Security Agreement by and between P-Com, Inc., P-Com Network Services, Inc., and Foothill Capital Corporation, dated March 29, 2001.

10.90*(4)   Employment and Continuity of Benefits Agreement by and between
            George Roberts and P-Com, Inc., dated May 31, 2001.**

10.91(11)   Common Stock PIPES Agreement, dated July 25, 2001, by and among
            P-Com, Inc., Gruber McBaine International, and Lagunitas Partners,
            L.P.

21.1        List of subsidiaries of the Registrant.

23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.

----------
 * Compensatory benefit arrangement.

**    Confidential treatment granted as to certain portions of these exhibits

(1) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-1 (File No. 33-95392) declared effective with the Securities and Exchange Commission on August 17, 1995.

(2) Incorporated by reference to exhibit 3 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 1997.

(3) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K as filed with the Securities and Exchange on December 24, 1998.

(4) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-K as filed with the Securities and Exchange on April 2, 2001.

(5) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.

(6) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-3 (File No. 333-45463) as filed with the Securities and Exchange Commission on February 2, 1998.

(7) Incorporated by reference to identical numbered exhibit to the Company's Form 8-A/A as filed with the Securities Exchange Commission on May 7, 2001.

(8) Incorporated by reference to exhibit 99.1 included in the Company's Registration Statement on Form S-8 (File No. 333-55604) as filed with the Securities and Exchange Commission on February 14, 2001.

(9) Incorporated by reference to exhibit 99.1 included in the Company's Registration Statement on Form S-8 (File No. 333-63762) as filed with the Securities and Exchange Commission June 25, 2001.

(10) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2001.

(11) Incorporated by reference to the identically numbered exhibit of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 9, 2001.

(12) Incorporated by reference to the identically numbered exhibit of the Company's Form 8-K as filed with the Securities and Exchange Commission on January 25, 2000.

(13) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-3/A (File No. 333-70937) as filed with the Securities and Exchange Commission on May 4, 2000.

(14) Incorporated by reference to the identically numbered exhibit included in the Company's Registration Statement on Form S-3/A (File No. 333-70937) as filed with the Securities and Exchange Commission on August 24, 2000.

(15) Incorporated by reference to the identically numbered exhibit of the Company's Form 8-K as filed with the Securities and Exchange Commission on August 11, 2000.

(16) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2000.

(17) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: March 29, 2002                    By: /s/ George P. Roberts
                                                   George P. Roberts
                                               Chairman of the Board and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title                     Date


                                   Chairman of the Board and
                                    Chief Executive Officer

/s/ George P. Roberts            (Principal Executive Officer)    March 29, 2002
------------------------------
George P. Roberts

                                      Vice President and
                                    Chief Financial Officer

                               (Principal Financial Officer and
/s/ Leighton J. Stephenson       Principal Accounting Officer)    March 29, 2002
------------------------------
Leighton J. Stephenson

/s/ Brian T. Josling                Director of the Company       March 29, 2002
------------------------------
Brian T. Josling

/s/ John A. Hawkins                 Director of the Company       March 29, 2002
------------------------------
John A. Hawkins

/s/ Frederick R. Fromm              Director of the Company       March 29, 2002
------------------------------
Frederick R. Fromm

/s/ BG (Ret) Harold R. Johnson      Director of the Company       March 29, 2002
------------------------------
Brig. Gen. Harold R. Johnson