Form 10-Q
period 2002-03-31
P COM INC
filed 2002-05-15
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number: 0-25356

P-Com, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0289371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3175 S. Winchester Boulevard, Campbell, California	95008
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (408) 866-3666

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May10, 2002, there were 91,365,769 shares of the Registrant’s Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 32 pages of which this is page 1.

P-COM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.

P-COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,152	$7,103
Restricted cash	—	2,911
Accounts receivable, net	5,293	7,926
Inventory	27,730	31,946
Prepaid expenses and other assets	5,872	7,138

Total current assets	44,047	57,024
Property and equipment, net	15,945	17,627
Goodwill and other assets	11,964	17,583

Total assets	$71,956	$92,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,859	$8,143
Other accrued liabilities	23,508	29,767
Convertible subordinated notes	29,299	29,299

Total current liabilities	60,666	67,209

Other long-term liabilities	2,164	769

Total liabilities	62,830	67,978

Stockholders’ equity:
Common Stock	8	8
Additional paid-in capital	320,029	319,994
Accumulated deficit	(309,635)	(294,460)
Accumulated other comprehensive loss	(1,276)	(1,286)

Total stockholders’ equity	9,126	24,256

Total liabilities and stockholders’ equity	$71,956	$92,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended March 31,
	2002	2001
Sales:
Product	$7,832	$43,610
Service	508	15,564

Total sales	8,340	59,174

Cost of sales:
Product	7,047	40,403
Service	480	11,851

Total cost of sales	7,527	52,254

Gross profit	813	6,920

Operating expenses:
Research and development	4,131	5,302
Selling and marketing	1,855	2,346
General and administrative	4,599	6,931
Receivable valuation charge	—	11,600
Goodwill amortization	—	711

Total operating expenses	10,585	26,890

Loss from continuing operations	(9,772)	(19,970)

Interest expense	(346)	(648)
Gain on sale of subsidiary	—	9,814
Other income, net	443	851

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(9,675)	(9,953)
Provision for income taxes	—	234

Loss from continuing operations before cumulative effect of change in accounting principle	(9,675)	(10,187)
Cumulative effect of change in accounting principle	(5,500)	—

Net loss	$(15,175)	$(10,187)

Basic and diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.13)
Cumulative effect of change in accounting principle	(0.07)	—

Basic and diluted loss per share applicable to Common Stockholders	$(0.18)	$(0.13)

Shares used in basic and diluted per share computation	84,997	80,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(15,175)	$(10,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of subsidiary	—	(9,814)
Depreciation	1,913	2,568
Gain on disposal of property and equipment	—	(183)
Amortization of goodwill	—	740
Cumulative effect of change in accounting principle	5,500	—
Amortization of stock warrants	—	159
Inventory valuation and other charge	—	10,000
Accounts receivable valuation charge	—	11,600
Changes in assets and liabilities:
Accounts receivable	2,859	11,914
Inventory	4,042	1,150
Prepaid expenses and other assets	1,342	54
Accounts payable	(149)	(16,218)
Other accrued liabilities	(4,792)	(1,041)

Net cash provided by (used in) operating activities	(4,460)	742

Cash flows from investing activities:
Acquisition of property and equipment	(360)	(1,650)
Proceeds from sale of subsidiary	—	12,088
Decrease in restricted cash	2,911	—

Net cash provided by investing activities	2,551	10,438

Cash flows from financing activities:
Payments of note payable	—	(11,033)
Proceeds from Employee Stock Purchase Plan	35	440
Proceeds from notes receivable	—	137
Payments under capital lease obligations	(64)	(129)

Net cash used in financing activities	(29)	(10,585)

Effect of exchange rate changes on cash	(13)	96

Net increase (decrease) in cash and cash equivalents	(1,951)	691
Cash and cash equivalents at beginning of the period	7,103	27,541

Cash and cash equivalents at end of the period	$5,152	$28,232

Supplemental cash flow disclosures :
Cash paid for interest	$58	$173

Notes receivable from sale of subsidiary	$—	$1,500

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.’s (referred to herein, together with its wholly-owned subsidiaries, as “P-Com” or the “Company”) financial condition as of March 31, 2002, and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001. These consolidated financial statements should be read in conjunction with the Company’s audited 2001 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company’s Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

Liquidity

Through March 31, 2002 the Company has incurred substantial losses and negative cash flows from operations and, as of March 31, 2001, had an accumulated deficit of $309.6 million. During the three months period to March 31, 2002 the Company recorded a loss from continuing operations of $9.7 million and a net loss of $15.2 million, and the Company used $4.5 million cash in operating activities. At March 31, 2002, the Company has approximately $5.2 million in cash and cash equivalents.

The Company’s $29.3 million of 4.25% Convertible Subordinated Notes mature in November 2002. In order to conserve cash, the Company has implemented cost cutting measures and is currently in negotiation to extend the maturity date of (or exchange for equity) the Notes, and is actively seeking additional debt and equity financing. If the Convertible Subordinated Note holders elect to demand payment on their notes when due, the Company would have insufficient capital to fund its operations. Even if the Notes are renegotiated, if the Company fails to generate sufficient revenues from new and existing products sales, induce other creditors to forebear or convert to equity, raise additional capital or obtain new debt financing, the Company would have insufficient capital to fund its operations. Without sufficient capital to fund the Company’s operations, the Company would no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2.    CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, the Company adopted the Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” Pursuant to the impairment recognition provisions of SFAS 142, the Company recently completed the evaluation of the impact of adopting SFAS 142. Accordingly under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the Company’s Services segment during the first quarter of 2002. The fair value of the Services segment was estimated by an independent valuation expert using the expected present value of future cash flows in accordance with SFAS 142.

The following sets forth a reconciliation of net loss and loss per share information for the first quarter of 2002 and 2001 as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

	For the three months ended March 31,
	2002	2001
Reported net loss	$(15,175)	$(10,187)
Add back: Goodwill amortization	—	740

Adjusted net loss	$(15,175)	$(9,447)

Basic and diluted loss per share:
Reported net loss	$(0.18)	$(0.13)
Goodwill amortization	—	0.01

Adjusted net loss	$(0.18)	$(0.12)

Changes in the carrying amount of goodwill for the first quarters of 2002 and 2001 are as follows (in $000):

	2002	2001
Balance at beginning of quarter	$16,907	$24,941
Goodwill amortization expense	—	(740)
Transitional impairment charge	(5,500)	—

Balance at end of quarter	$11,407	$24,201

3.	NET LOSS PER SHARE

For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s Common Stock for the period because the effect would be antidilutive. Because losses were incurred in the first quarter of 2002 and 2001, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”. FAS 143 requires that the fair value of a liability for asset retirement obligation be realized in the period in which it is incurred if a reasonable estimate of fair market value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. The Company has not yet determined the impact this standard will have on its financial position and results of operations.

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted FAS 144 on January 1, 2002. The Company does not expect the adoption of this standard will have a material impact on its financial position and results of operations.

5.    BORROWING ARRANGEMENTS

On March 29, 2001, the Company and Foothill Capital Corporation entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. The Loan and Security Agreement was to mature in March 2004. Borrowings under the Loan and Security Agreement were limited to 85% of eligible accounts receivable. At December 31, 2001, there were no outstanding borrowings under the Loan and Security Agreement. The Loan and Security Agreement was terminated on February 6, 2002.

The Company is presently in negotiation with certain holders of the 4.25% convertible subordinated notes to extend the maturity due date and/or convert their notes to Common Stock. The Company’s Board of Directors has approved a plan to allow conversion of the 4.25% convertible subordinated notes to common stock at $0.50 a share, from its previous conversion price of $24.73 a share. The reduction in conversion price is effective May 5, 2002 and will remain in effect until further action by the Board of Directors, but for at least 20 days.

6.    BALANCE SHEET COMPONENTS

Inventory consists of the following (in $000, unaudited):

	March 31, 2002	December 31, 2001
Raw materials	$35,656	$37,829
Work-in-process	10,600	11,912
Finished goods	18,603	19,767
Inventory at customer sites	736	1,035

	65,595	70,543
Less: Inventory reserves	(37,865)	(38,597)

	$27,730	$31,946

Other accrued liabilities consist of the following (in $000, unaudited):

	March 31, 2002	December 31, 2001
Deferred revenue	$1,917	$2,280
Deferred contract obligation	8,000	8,000
Purchase commitment	7,157	10,002
Accrued warranty	1,782	2,843
Accrued employee benefits	1,290	1,238
Income taxes payable	106	281
Lease obligations	637	2,095
Interest payable	519	208
Other	2,100	2,820

	$23,508	$29,767

7.    SEGMENT REPORTING

For purposes of segment reporting, the Company aggregates operating segments that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131. The Company has determined that there are two reportable segments: Product Sales and Service Sales. The Product Sales segment consists of organizations located primarily in the United States, the United Kingdom, and Italy, which develop, manufacture, and/or market broadband access systems for use in the worldwide wireless telecommunications market. The Service Sales segment consists of an organization located in the United States which engineers, furnishes and installs telephone central office transmission and DC power systems, program management, test and turn-up, and the integration of these systems into operating networks.

The accounting policies of the operating segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on operating income. Capital expenditures for long-lived assets are not reported to management by segment and are excluded from presentation, as such information is not significant.

The following tables in condensed form show the results of the operations of the Company’s operating segments (in $000):

	For Three Months Ended March 31,
	2002	2001
Sales:
Product	$7,832	$43,610
Service	508	15,564

Total	$8,340	$59,174

Income (loss) from continuing operations:
Product	$(8,214)	$(20,556)
Service	(1,558)	586

Total	$(9,772)	$(19,970)

The breakdown of sales by geographic customer destination is (in $000):

	For Three Months Ended March 31,
	2002	2001
North America	$1,273	$28,206
United Kingdom	1,369	20,991
Europe	1,144	921
Asia	4,188	6,714
Other Geographic Regions	366	2,342

	$8,340	$59,174

8.    COMPREHENSIVE LOSS

Comprehensive loss is comprised of net income and the currency translation adjustment. Comprehensive loss, including a $5.5 million goodwill impairment charge in the first quarter of 2002 arising from adoption of FAS 142, was $15.2 million for the three months ended March 31, 2002 and $10.3 million for the three months ended March 31, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company’s expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Certain Factors Affecting the Company” contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, our Form S-3 Registration Statement declared effective by the Securities and Exchange Commission in May 2002, and other documents filed by us with the Securities and Exchange Commission.

Overview

We supply equipment and services for use in telecommunications networks. Currently, we sell 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, we offer engineering, furnishing and installation, program management, test and turn-up, and integration of telephone central offices’ transmission and DC power systems, microwave, spread spectrum and cellular systems.

The telecommunications equipment industry is experiencing a significant worldwide slowdown. Despite that, we increased sales by 13% to $8.3 million in the first quarter of 2002 compared to the previous quarter. This result was achieved through new product introductions and growing sales to the Asia Pacific region. We are also in a mode of reducing our operating expenses. Among other things, we have reduced both our product and service business personnel by approximately 15% in total in the first quarter of 2002, lowered salaries and consolidated our facilities in United Kingdom and United States.

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

Inventory is stated at the lower of cost or market, cost being determined on first-in, first-out basis. We assess our inventory carrying value and reduce it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimate given the information currently available. Our customers’ demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the company. Our inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If we determine that market conditions are less favorable that those projected by management, such as an unanticipated decline in demand not meeting our expectations, additional inventory write-downs may be required.

Goodwill

Our business acquisitions have typically resulted in goodwill, which affects the amount of future impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1,2002 the Company adopted Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, and under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the company’s services segment during the first quarter of 2002. The Company will have to analyze the remaining goodwill at March 31, 2002 of approximately $11.4 million on a periodic basis and may be required to record impairment charges in the future. During the year ended December 31, 2001, the Company recorded an impairment loss related to goodwill of $5.8 million.

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

Results of Operations

Sales.    For the three months ended March 31, 2002, total sales were approximately $8.3 million, compared to $59.2 million for the same period in the prior year. The decrease in total sales was primarily due to the significant decrease in product sales of $35.8 million or 82% compared to the first quarter of 2001, impacted mainly by decrease in Point-to-Point and Point-to-Multipoint product sales to domestic CLEC (Competitive Local Exchange Carriers) customers and United Kingdom customers. A major CLEC customer, Winstar Communications, Inc. declared bankruptcy in April 2001. Our Spread Spectrum product sales were also adversely impacted by the economic difficulties experienced by our major Latin America customers.

Service sales for the three months ended March 31, 2002 decreased approximately $15.1 million or 97% from the comparable period in the prior year. The decreased sales levels were primarily due to the regional telecommunications operating companies implementing capital expenditure control since mid-2001 and the September 11, 2001 tragedy. Service sales for 2001 included a partial period of sales totaling $1.8 million from RT Masts, our United Kingdom service unit, which we sold on February 7, 2001.

During the three-month period ended March 31, 2002 and 2001, two customers accounted for a total of 20% and 32% of our sales, respectively.

During the three months ended March 31, 2002, we generated approximately 32% of our sales in the United States and United Kingdom combined. During the same period in 2001, we generated 83% of our sales in the United States and United Kingdom combined.

Many of our largest customers use our product and services to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and are required for network rollout in a geographic area or market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the worldwide slowdown in the telecommunications industry is significantly affecting our customers and our revenue levels.

Gross Profit.    Gross profit for the three months ended March 31, 2002 and 2001, was $0.8 million and $6.9 million, respectively, or 10% and 12% of sales, respectively.

For the three-month periods ended March 31, 2002 and 2001, product gross profit as a percent of product sales was 10% and 7% respectively. The improved product gross margin was due to higher sales of our new spread spectrum product, AirproGold, and revenue from out-of-warranty equipment repairs, whereas gross margin in the 2001 period was affected by inventory related charges resulting from the Winstar bankruptcy. Service business gross profit as a percentage of service sales was approximately 6% and 24% for the three months ended March 31, 2002 and 2001, respectively. The reduction was due to decreased economies of scale caused by fewer projects available to absorb fixed expenses.

Research and Development.    For the three months ended March 31, 2002 and 2001, research and development (R&D) expenses were approximately $4.1 million and $5.3 million, respectively. As a percentage of sales, research and development expenses was 50% for the three months ended March 31, 2002 and 9% for the three months ended March 31, 2001. The percentage increase is caused by the lower dollar amount of sales. The decrease in dollar spending was due to reduced staffing levels and slightly lower expenses relating to expensed pilot projects.

Selling and Marketing.    For the three months ended March 31, 2002 and 2001, sales and marketing expenses were $1.9 million and $2.3 million, respectively. As a percentage of sales, selling and marketing expenses were at 22% for the three months ended March 31, 2002 compared to 4% for the three months ended March 31, 2001. The percentage increase is caused by the lower level of sales. The relatively small dollar level decrease is related to the Company’s strategy to increase the global geographic markets in which we compete, resulting in increased sales force and commission payments.

General and Administrative.    For the three months ended March 31, 2002 and 2001, general and administrative expenses were $4.6 million and $6.9 million, excluding a $11.6 million receivable valuation charge relating to Winstar in 2001, respectively. As a percentage of sales, general and administrative expenses were 55% for the three months ended March 31, 2002 compared to 12% for the three months ended March 31, 2001. The percentage increase is due to lower level of sales. The decrease in dollar expense in the first quarter of 2002 is due to cost reduction programs that were undertaken beginning in the second and third quarters of 2001, including headcount reductions, lowering of salaries, and facilities consolidation.

Change in accounting principle.    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. We adopted FAS 142 on January 1, 2002, and, as a result, recorded a transitional impairment charge of $5.5 million, representing the difference between the fair value of expected cash flows from the services business unit, and its book value.

Interest Expense.    For the three months ended March 31, 2002 and 2001, interest expense was $0.3 million and $0.6 million, respectively. Interest expense for the first quarter of 2002 consisted of interest and fees incurred on terminating the Foothill Loan and Security Agreement and interest on the principal amount of our 4.25% subordinated convertible notes due 2002 and interest on capital leases. There was no significant change in our underlying interest rates between the comparative periods. The higher interest expense in 2001 was due to borrowings related to the previous revolving line of credit agreement.

Other income, net.    For the three-month period ended March 31, 2002, other income, net, totaled $0.4 million compared to $0.9 million for the comparable three-month period in 2001. The higher amount in 2001 was due to higher investment income from available cash levels.

Gain on sale of subsidiary.    On February 7, 2001, we completed the divestiture of RT Masts for approximately $12 million in cash, an additional $750,000 in a six-month escrow deposit plus a long-term note receivable from the purchaser of $750,000. We realized a book gain of $9.8 million from the sale of the stock of RT Masts Ltd. The original acquisition was accounted for as a pooling of interests.

Provision (Benefit) for Income Taxes.    The Company’s provision for income tax for the three months ended March 31, 2002 and 2001 was $0 and $234,000, respectively. The provisions in 2001 were primarily related to state and foreign taxes payable.

Liquidity and Capital Resources

During the three-month period ended March 31, 2002, we used approximately $4.5 million of cash in operating activities, primarily due to the fact that our net loss of $15.2 million included $5.5 million of non-cash goodwill impairment charges, and depreciation expense of $1.9 million. Other significant contributions to cash flow result from operations for the quarter were, cash generated through net reduction of trade receivables of $2.9 million through strong collection results, inventory reduction of approximately $4.0 million, and reduction in prepaid expenses and other assets of $1.3 million, partially offset by a net reduction in payables and other accrued liabilities of approximately $4.9 million, which resulted from our ability to maintain key vendor payments within terms and a slowdown of new payable balances occurring in the period as a result of reduced orders from domestic CLEC customers.

During the three-month period ended March 31, 2001, we generated approximately $0.7 million of cash in operating activities, primarily due to the net loss of $10.2 million including $21.6 million of non-cash write-off of receivables and inventories, and cash generated through reduction of inventories and receivables, and depreciation charge totaling $2.6 million, offset by decrease in accounts payable and other accrued liabilities of $17.2 million.

During the three-month period ended March 31, 2002, we generated approximately $2.6 million of cash from investing activities due to the decrease in restricted cash of $2.9 million. The cash had been attached by a vendor with whom we were in dispute. We settled with the vendor in the first quarter of 2002. During the three-month period ended March 31, 2001, we received approximately $10.4 million from investing activities, primarily from the sale of RT Masts which provided us with $12.1 million, and this was partially offset by $1.7 million spending for the acquisition of property and equipment.

During the three-month period ended March 31, 2002, our cash flows from financing activities were essentially neutral. During the three-month period ended March 31, 2001, we used approximately $10.4 million in financing activities to repay our bank line of credit.

As of March 31, 2002, our principal sources of liquidity consisted of approximately $5.1 million of cash and cash equivalents.

At March 31, 2002, we had negative working capital of approximately $16.6 million. The negative working capital results from the classification of our 4.25% convertible subordinated notes due in November 2002 (the “Notes”) as a current liability. We are presently in negotiation with certain holders of the Notes to extend the maturity due date and/or convert their Notes to Common Stock. We have approved a plan to allow conversion of the Notes to common stock at $0.50 a share, from its previous conversion price of $24.73 a share. The reduction in conversion price is effective May 5, 2002 and will remain in effect until further action by the board of directors, but for at least 20 days. If the Note holders elect to hold their Notes until the November 2002 maturity date and demand payment, and we are unable to find additional financing to pay the Notes at maturity, we will have insufficient capital to continue to fund our operations.

Even if all the Note holders convert their holdings to common stock, we might have insufficient capital to fund our operations unless we generate sufficient revenues from new or existing products, reduce our short term liabilities (other than the Notes) by inducing large creditors to convert their receivables into our common stock or to offer extended payment terms, obtain additional equity financing and/or obtain additional debt financing. There can be no assurance that we will be able to increase sales, that additional financing will be available to us on acceptable terms, or at all, or that we can reach such agreements with any or enough of our creditors. Without sufficient capital to fund our operations it is unlikely that we will be able to continue as a going concern despite the fact that we have made significant reductions in our operating expense levels over the past twelve months. As a result of these circumstances, our independent accountants’ opinion on our consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern. If additional funds are raised (or liabilities are resolved) through issuance of equity securities, further dilution to the existing stockholders will result.

The following summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than one year	One to three years	Three to five years	After five years	Total
Obligations (in $000):
Convertible subordinated notes	$29,299	$—	$—	$—	$29,299
Non-cancelable operating lease obligations	3,574	9,291	957	—	13,822
Capital lease obligations	637	2,085	—	—	2,722

Total	$33,510	$11,376	$957	$—	$45,843

We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

Recent Accounting Pronouncements

In June 2001, the FASB issued FASB Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations”. FAS 143 requires that the fair value of a liability for an asset retirement obligation be realized in the period in which it is incurred if a reasonable estimate of fair value can be made. Companies are required to adopt FAS 143 for fiscal years beginning after June 15, 2002, but early adoption is encouraged. We have not yet determined the impact this standard will have on our financial position and results of operations.

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144). “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS 144 supersedes FASB Statement No. 121,

“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted FAS 144 on January 1, 2002. The Company does not expect the adoption of this standard will have a material impact on its financial position and results of operations.

CERTAIN FACTORS AFFECTING THE COMPANY

Worldwide Industry Slowdown

A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Customers, specifically systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, or canceling orders, and, in general, not building out any significant additional infrastructure at this time. In addition, our accounts receivable, inventory and stability can be jeopardized if our customers experience financial distress. Our services business’ largest customer began a slowdown and deferral of previously committed work orders as of the end of the second quarter of 2001. We do not think our own product sales levels can likely recover while an industry-wide slowdown in demand persists.

Deterioration of Business and Financial Positions

Our business and financial positions have deteriorated significantly. From inception to March 31, 2002, our aggregate net loss to date is approximately $310 million. Our March 31, 2002 cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders’ equity were all substantially below levels of one year ago. Our working capital is negative. We have $29.3 million of 4.25% convertible subordinated notes maturing in November 2002 that our current resources would not enable us to pay.

Our independent accountants’ opinion on our 2001 consolidated financial statements includes an explanatory paragraph indicating substantial doubt, on the basis described in that paragraph, about our ability to continue as a going concern. We are able generally to pay our debts and meet our obligations as they become due. Nevertheless to continue long-term as a going concern, we must ultimately reach agreement with the holders of our 4.25% convertible subordinated notes to extend the maturity date and/or convert the Notes into equity. In addition, to continue as a going concern over a longer period, we will have to increase our sales, and possibly induce other creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We cannot guarantee that we will be able to accomplish these tasks.

Nasdaq Delisting Notice

To maintain the listing of our common stock on the Nasdaq National Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. We received a letter of notice dated June 20, 2001 from the Nasdaq National Market stating that due to our minimum bid price levels remaining under the $1 level for 30 consecutive trading days, we were, therefore, on notice that we could be subject to a delisting procedure should the bid price continue to remain under the $1 level for an additional 90-day period, unless our stock attained a bid price of $1 or more for a period of ten consecutive days during such 90-day period. Shortly after September 11, 2001, Nasdaq issued a moratorium on the delisting process until January 2, 2002. In September 2001 and again in April 2002, management received shareholders’ approval for a reverse stock split calling for one share of newly issued Common Stock to be issued in place of each five shares of existing stock as of the date at which the reverse stock split is effected. The reverse split has not been implemented. Depending upon our stock price at implementation of the reverse stock split, there can be no assurance that we will maintain compliance with the minimum bid price standard. If we fail to meet the minimum bid price standard for 10 consecutive days during the grace period, our Common Stock may be delisted from the Nasdaq National Market. Even if we are able to comply with the minimum requirement, there is no assurance that in the future we will continue to satisfy the Nasdaq listing requirements, with the result that our common stock may be delisted from the Nasdaq National Market. Should our common stock be delisted from the Nasdaq National Market, it would likely be traded on the Nasdaq SmallCap Market, and if delisted from the Nasdaq SmallCap Market, would likely be traded on the so-called “pink sheets” or the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. However, this alternative could result in a less liquid market available for existing and potential shareholders to trade shares of our stock and could ultimately further depress the trading price of our Common Stock.

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

Additional Capital Requirements

Even if we resolve our short term going concern difficulties, our future capital requirements will depend upon many factors, including development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt (including Notes which come due November 1, 2002) could also severely limit our ability to raise additional financing. In addition, given the recent price for our common stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result. We expect that if we reach agreements with the holders of the Notes and or other short-term liabilities to convert into equity financing in 2002, the new stock would be issued at a low price per share and would be significantly dilutive to our current stockholders.

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

Rapid Technological Change

Rapid technological change, frequency of new product introductions and enhancements, product obsolescence, changes in end-user requirements and period-to-period demand, and evolving industry standards characterize the communications market. Our ability to compete in this market will depend upon successful development, introduction and sale of new systems and enhancements and related software tools, on a timely and cost-effective basis, in response to changing customer requirements. We have been recently marketed our Point-to-Multipoint systems, and are now introducing next generation products in our other radio lines. Any success in developing new and enhanced systems and related software tools will depend upon a variety of factors. Such factors include: new product development to respond to market demand; integration of various elements of complex technology; timely and efficient implementation of manufacturing and assembly processes at turnkey suppliers and design and manufacturing cost reduction programs for existing product lines; development and completion of related software tools, system performance, quality and reliability of systems; and timely and cost effective system design process.

We may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. For example, to date, revenue generated through the sales of Point-to-Multipoint systems has not met original expectations, and sales were down sharply in all product categories in the second half of 2001 and the first quarter of 2002. Also, errors could be found in our systems after commencement of commercial quantity shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment.

Customer Concentration

In the first quarter of 2002, sales to two customers accounted for 20% of sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the global economy. Our customer concentration also results in concentration of credit risk. As of March 31, 2002, two customers accounted for almost 22% of our total accounts receivable balances.

Many of our significant recurring customers are located outside United States, primarily in the United Kingdom, Europe and the Pacific Rim. Some of these customers are implementing new networks and are themselves in the early stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

If our customers cannot finance their purchases of our products or services, this may materially adversely affect our business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for our products and services. Current customers in the telecommunications industry have, from time to time, reportedly undergone financial difficulties and may therefore limit their future orders or find it difficult to pay for products sold to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer’s inability to finance its purchases of our products or services, may materially adversely affect our business. Difficulties of this nature have occurred in the past and we believe they can occur in the future.

Finally, acquisitions in the telecommunications industry are common, which tends to further concentrate the potential customer base and in some cases may cause orders to be delayed or cancelled.

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

The sales cycle for our products and services typically involve technical evaluation and commitment of our cash and other resources and delays often occur. Delays have been associated with among other things: customers’ seasonal purchasing and budgetary cycles, as well as their own buildout schedules; compliance with customers’ internal procedures for approving large expenditures and evaluating and accepting new technologies; compliance with governmental or other regulatory standards; difficulties associated with customers’ ability to secure financing; negotiation of purchase and service terms for each sale; price negotiations required to secure purchase orders; and education of customers as to the potential applications of our products and services, as well as related product-life cost savings.

Shipment delays

Due to logistics of production and inventory, a delay in a shipment near the end of a particular quarter for any reason may cause sales in a particular quarter to fall significantly below our and stock market analysts’ expectations. A single customer’s order scheduled for shipment in a quarter can represent a large portion of our potential sales for the quarter. Such delays have occurred in the past due to unanticipated shipment rescheduling, cancellations or deferrals by customers, competitive and economic factors, unexpected manufacturing or other difficulties, delays in deliveries of components, subassemblies or services by suppliers and failure to receive anticipated orders. We cannot determine whether similar or other delays might occur in the future, but expect that some or all of such problems might recur.

Uncertainty in Telecommunications Industry

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example in the U.S., most CLECs are experiencing financial distress, and some have declared bankruptcy. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. Any failure to reduce actual costs to the extent anticipated when an order is received substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect our gross margin for such orders. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as had occurred in 2000 and 2001. Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown in 1998. The soft economy and reported slowdown in capital spending in 2001 in the U.S. and U.K. telecommunications market again had a significant depressing effect on the sales levels of products and services in 2001, and is continuing into the first half of 2002. We continued to experience low sales level in U.S. and U.K. in the second quarter of 2002.

Inventory

In a competitive industry such as broadband wireless, the ability to effect quick turnaround and delivery on customer orders can make the difference in maintaining an ongoing relationship with our customers. This competitive market condition requires us to keep inventory on hand to meet such market demands. Given the variability of customer requirements and purchasing power, it is difficult to closely predict the amount of inventory needed to satisfy demand. If we over or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. If market condition changes swiftly, such as was the case in 2001, it may not be possible to terminate purchasing contracts in a timely fashion to prevent periodic inventory increases. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs in 1999, 2000 and 2001.

Expenses

Magnifying the effects of any sales shortfall, a material portion of our manufacturing related operating expenses is fixed and difficult to reduce quickly should sales not meet expectations.

Contract Manufacturers and Limited Sources of Supply

Our internal manufacturing capacity, by design is very limited. Under certain market conditions, as for example when there is high capital spending and rapid system deployment, our internal manufacturing capacity will not be sufficient to fulfill customers’ orders. We would therefore rely on contract manufacturers to produce our systems, components and subassemblies. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business, financial condition and results of operations. In addition, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have from time to time experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. As a result, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies.

Management of Possible Development, Expansion and Growth

To maintain a competitive market position, we are required to continue to invest resources for growth. Currently, we are devoting significant resources to the development of new products and technologies and are continuously conducting evaluations of these products. We will continue to invest additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide any necessary marketing and administration to service and support bringing these products to commercial production stage. Accordingly, in addition to the effect our recent performance has had on gross profit margin and inventory levels, our gross profit margin and inventory management may be further adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. Start-up costs may include additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations.

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

Decline in Selling Prices

We believe that average selling prices and gross margins for our systems and services will tend to decline in both the near and the long term relative from the point at which a product is initially marketed and priced. Reasons for such decline may include the maturation of such systems, the effect of volume price discounts in existing and future contracts and the intensification of competition.

If we cannot develop new products in a timely manner or fail to achieve increased sales of new products at a higher average selling price, then we would be unable to offset declining average selling prices. If we are unable to offset declining average selling prices, or achieve corresponding decrease in manufacturing operating expenses, our gross margins will decline.

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

Certain sectors of the communications market will require the development and deployment of an extensive and expensive communications infrastructure. In particular, the establishment of PCN/PCS networks requires very large capital expenditure levels. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner. Moreover, one potential application of our technology, the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers, depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline operators. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. Absent that, consumer demand for wireless access will be materially adversely affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate capital and other resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter such other segments.

Certain current and prospective customers are delivering services and features that use competing transmission media such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, we must offer systems with superior price/performance characteristics and extensive customer service and support. Additionally, we must supply such systems on a timely and cost-effective basis, in sufficient volume to satisfy such prospective customers’ requirements, in order to induce the customers to transition to our technologies. Any delay in the adoption of our systems and technologies may result in prospective customers using alternative technologies in their next generation of systems and networks.

Prospective customers may design their systems or networks in a manner which excludes or omits our products and technology. Existing customers may not continue to include our systems in their products, systems or networks in the future. Our technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of our currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect us.

Intensely Competitive Industry

We are experiencing intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. Such companies offer a variety of competitive products and services and some offer broader telecommunications product lines, and include Alcatel Network Systems, Bosch Telekom, DMC Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, Lucent T.R.T., NEC, Nokia Telecommunications, Nortel/BNI, SIAE, Siemens, and Western Multiplex Corporation. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have recently developed new competitive radio systems, and new technology featuring laser-based millimeter-wave delivery is now in the marketplace.

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

Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of foreign currencies relative to the United States dollar could result in decreased margins from those transactions if such decreases are not hedged. For international sales that are United States dollar-denominated, such a decrease could make its systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon our financial condition.

We fund our Italian subsidiary’s operating expenses which are denominated in Euro. An increase in the value of Euro currency if not hedged relative to the United States dollar could result in more costly funding for our Italian operations, and as a result higher cost of production to us as a whole. Conversely a decrease in the value of Euro currency will result in cost savings for us.

Additional risks are inherent in our international business activities. Such risks include: changes in regulatory requirements; costs and risks of localizing systems (homologation) in foreign countries; delays in receiving and processing components and materials; availability of suitable export financing; timing and availability of export licenses, tariffs and other trade barriers; difficulties in staffing and managing foreign operations, branches and subsidiaries; difficulties in managing distributors; potentially adverse tax consequences; foreign currency exchange fluctuations; the burden of complying with a wide variety of complex foreign laws and treaties; difficulty in accounts receivable collections, if applicable; and political and economic instability.

In addition, many of our customer purchase and other agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to such markets. The successful expansion of our international operations in certain markets will depend on our ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in designated regions. The failure to establish regional or local relationships or to successfully market or sell our products in international markets could limit our ability to expand operations.

Some of our potential markets include developing countries that may deploy wireless communications networks as an alternative to the construction of a limited wireline infrastructure. These countries may decline to construct wireless telecommunications systems or construction of such systems may be delayed for a variety of reasons. Also, in developing markets, economic, political and foreign currency fluctuations may be even more volatile than conditions in developed areas.

Countries in the Asia/Pacific, African, and Latin American regions have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for our products.

Extensive Government Regulation

Radio communications are extensively regulated by the United States and foreign governments as well as by international treaties. Our systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment.

Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks. Each country’s regulatory process differs. To operate in a jurisdiction, we must obtain regulatory approval for its systems and comply with differing regulations.

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

In addition, we are also affected by domestic and international authorities’ regulation of the allocation and auction of the radio frequency spectrum. Equipment to support new systems and services can be marketed only if permitted by governmental regulations and if suitable frequency allocations are auctioned to service providers. Establishing new regulations and obtaining frequency allocation at auction is a complex and lengthy process. If PCS operators and others are delayed in deploying new systems and services, we could experience delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on our results. In addition, delays in the radio frequency spectrum auction process in the United States could delay our ability to develop and market equipment to support new services.

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

In addition, foreign intellectual property laws may not adequately protect our intellectual property rights abroad. A failure or inability to protect proprietary rights could have a material adverse effect on our business, financial condition and results of operations. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce patents, copyrights and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of proprietary rights of others or to defend against claims of infringement or invalidity. Litigation, even if wholly without merit, could result in substantial costs and diversion of resources, regardless of the outcome. If any claims or actions are asserted against us, we may choose to seek a license under a third party’s intellectual property rights. However, such a license may not be available under reasonable terms or at all.

Dependence on Key Personnel

Our future operating results depend in significant part upon the continued contributions of key technical and senior management personnel, many of who would be difficult to replace. Future operating results also depend upon the ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire such personnel. We have experienced and may continue to experience employee turnover due to several factors, including the first quarter of 2002 and 2001 layoffs at our U.S. and United Kingdom locations. Such turnover could adversely impact our business.

Volatility of Stock Price

In recent years, the stock market in general, and the market for shares of small capitalization, technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of individual affected companies. Companies with liquidity problems also often experienced stock price volatility. We believe that factors such as announcements of developments related to our business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries’ economies, sales by competitors, sales of our common stock into the public market, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts’ expectations, regulatory developments, fluctuations in results of operations and general conditions in our market, or the economy, could cause the price of our Common Stock to fluctuate. The market price of our Common Stock may continue to decline substantially, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

Change of Control Inhibition

Our stockholder rights (“poison pill”) plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law may have a significant effect in delaying, deferring or preventing a change in control and may adversely affect the voting and other rights of other holders of common stock. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any other preferred stock that may be issued in the future, including the Series A junior participating preferred stock that may be issued pursuant to the stockholder rights (“poison pill”) plan, upon the occurrence of certain triggering events. In general, the stockholder rights plan provides a mechanism by which the share position of anyone that acquires 15% or more (20% or more in the case of the State of Wisconsin Investment Board and Firsthand Capital Management) of the Common Stock will be substantially diluted. Future issuance of stock or any additional preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euros and United States dollars. The functional currencies of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders’ equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at March 31, 2002, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

Our Notes bear interest at a fixed rate; therefore, our financial condition and results of operations would not be affected by interest rate changes in this regard. Interest earned on our cash balances is not material.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

In September and October 1998, several class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of P-Com stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs alleged various state securities laws violations by P-Com and certain of its officers and directors. The complaints sought compensatory, punitive and other damages, attorneys’ fees and injunctive and/or equitable relief.

On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints.

We reached an agreement in principle on October 25, 2001 to settle the consolidated securities class action suit. On February 8, 2002, pursuant to that agreement in principle, the court entered final judgment approving the settlement. Under the terms of the settlement, all claims against the Company and all other defendants were dismissed without admission of liability or wrong doing by any party.

ITEM 2.    CHANGES IN SECURITIES.

Pursuant to an agreement in December 2001, the Company issued in March 2002, 3,000,000 common stock warrants to a consultant, Cagan McAfee Capital Partners, Inc. in connection with financial advisory services rendered. The warrants have an exercise price of $0.204 a share, a 10 years life, are fully vested and are immediately exercisable. There were no underwriters or commissions involved, and the warrants issuance was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Beginning March 25, 2002, we solicited written consents from our security holders for an amendment to our Certificate of Incorporation to (i) increase the authorized common stock of the Company from 145,000,000 shares to 345,000,000 shares and (ii) authorize a one-for-five reverse stock split and in conjunction with the reverse split correspondingly reduce the Company’s total authorized number of shares of common stock from 345,000,000 to 69,000,000. Written Consent was granted for both proposals by more than fifty percent (50%) of the security holders. When the solicitation ended on April 25, 2002, 61,986,313 consents in favor of the first proposal had been received and 63,681,350 consents in favor of the second proposal had been received. There were 4,080,622 consents against, and 154,703 abstentions for the first proposal, and 2,365,383 against and 174,905 abstentions for the second proposal. The Certificate of Incorporation was amended on May 7, 2002 to increase the authorized common stock of the Company to 345,000,000. The reverse split has not been implemented.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P-COM, INC.

By:	/s/ GEORGE P. ROBERTS
George P. Roberts Chairman of the Board of Directors and Chief Executive Officer (Duly Authorized Officer) Date: May 15, 2002

By:	/s/ LEIGHTON J. STEPHENSON
Leighton J. Stephenson Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer) Date: May 15, 2002