Form 10-Q
period 2002-06-30
P COM INC
filed 2002-08-14
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number: 0-25356

P-COM, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0289371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3175 S. Winchester Boulevard, Campbell, California	95008
(Address of principal executive offices)	(zip code)

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

Yes  ☒    No  ☐

As of August 6, 2002, there were 31,104,311 (post 1 for 5 reverse stock split implemented on June 27, 2002) shares of the Registrant’s Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 28 pages of which this is page 1. The Exhibit Index appears on page 28.

P-COM, INC.

PART I—FINANCIAL INFORMATION

Item 1.

P-COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$7,580	$7,103
Restricted cash	—	2,911
Accounts receivable, net	6,897	7,926
Inventory	23,674	31,946
Prepaid expenses and other assets	6,454	7,138

Total current assets	44,605	57,024
Property and equipment, net	14,081	17,627
Goodwill and other assets	12,719	17,583

Total assets	$71,405	$92,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,993	$8,143
Other accrued liabilities	19,144	29,767
Loan payable to bank	2,976	—
Convertible subordinated notes	6,342	29,299

Total current liabilities	37,455	67,209

Long-Term Liabilities:
Convertible subordinated notes	20,482	—
Other long-term liabilities	2,060	769

Total long term liabilities	22,542	769

Total liabilities	59,997	67,978

Stockholders’ equity:
Common Stock	15	8
Additional paid-in capital	329,980	319,994
Accumulated deficit	(317,679)	(294,460)
Accumulated other comprehensive loss	(908)	(1,286)

Total stockholders’ equity	11,408	24,256

Total liabilities and stockholders’ equity	$71,405	$92,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales:
Product	$8,110	$15,231	$15,942	$58,841
Service	626	12,014	1,134	27,578

Total sales	8,736	27,245	17,076	86,419

Cost of sales:
Product	6,671	14,978	13,718	55,381
Service	622	8,542	1,102	20,393

Total cost of sales	7,293	23,520	14,820	75,774

Gross profit	1,443	3,725	2,256	10,645
Operating expenses:
Research and development	3,696	5,372	7,827	10,674
Selling and marketing	1,704	2,262	3,559	4,608
General and administrative	4,518	4,657	9,119	11,588
Receivable valuation charge	—	—	—	11,600
Goodwill amortization	—	711	—	1,422

Total operating expenses	9,918	13,002	20,505	39,892

Loss from continuing operations	(8,475)	(9,277)	(18,249)	(29,247)
Interest expense	(662)	(402)	(1,008)	(1,050)
Gain on sale of subsidiary	—	—	—	9,814
Other income (expense), net	(298)	(100)	145	751

Loss from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle	(9,435)	(9,779)	(19,112)	(19,732)
Provision for income taxes	—	374	—	608

Loss from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(9,435)	(10,153)	(19,112)	(20,340)
Extraordinary gain on retirement of notes	1,393	—	1,393	—
Cumulative effect of change in accounting principle	—	—	(5,500)	—

Net loss	$(8,042)	$(10,153)	$(23,219)	$(20,340)

Basic and diluted loss per share:
Loss from continuing operations	$(0.43)	$(0.63)	$(0.98)	$(1.26)
Extraordinary gain on retirement of notes	0.06	—	0.07	—
Cumulative effect of change in accounting principle	—	—	(0.28)	—

Basic and diluted net loss per share applicable to Common Stockholders	$(0.37)	$(0.63)	$(1.19)	$(1.26)

Shares used in Basic and Diluted per share computation	21,865	16,148	19,437	16,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(23,219)	$(20,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of subsidiary	—	(9,814)
Depreciation	3,715	6,042
(Gain) Loss on disposal of property and equipment	295	(36)
Amortization of goodwill and other intangible assets	—	1,451
Amortization of warrants	280	159
Gain on retirement of convertible notes	(1,393)	—
Notes conversion expense	198	—
Write-off of notes receivable	150	—
Cumulative effect of change in accounting principle	5,500	—
Inventory valuation and other charge	1,805	10,000
Accounts receivable valuation charge	—	11,600
Changes in assets and liabilities:
Accounts receivable	1,307	21,921
Inventory	6,778	4,821
Prepaid expenses and other assets	1	4,746
Accounts payable	1,222	(24,312)
Other accrued liabilities	(8,559)	(9,772)

Net cash used in operating activities	(11,920)	(3,534)

Cash flows from investing activities:
Acquisition of property and equipment	(418)	(2,497)
Proceeds from sale of subsidiary	—	12,088
Decrease in restricted cash	2,911	—

Net cash provided by investing activities	2,493	9,591

Cash flows from financing activities:
Payments of note payable	—	(11,070)
Redemption of convertible notes	(384)	—
Proceeds from issuance of common stock, net of expenses	7,496	—
Proceeds from Employee Stock Purchase Plan	35	440
Proceeds from loan payable to bank	2,976	—
Proceeds from notes receivable	—	137
Payments under capital lease obligations	(282)	(1,053)

Net cash provided by (used in) financing activities	9,841	(11,546)

Effect of exchange rate changes on cash	63	189

Net increase (decrease) in cash and cash equivalents	477	(5,300)
Cash and cash equivalents at beginning of the period	7,103	27,541

Cash and cash equivalents at end of the period	$7,580	22,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	2002	2001
Supplemental cash flow information:
Cash paid for income taxes	$—	$62

Cash paid for interest	$762	$861

Non-cash investing and financing activities:
Exchange of Convertible Subordinated Notes for common stock	$202	$—

Notes receivable from sale of subsidiary	$—	$1,500

Equipment purchased under capital leases	$—	$1,815

Issuance of warrants for consulting services	$480	$—

Issuance of common stock in settlement for accounts payable	$1,273	$—

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-COM, Inc.’s (referred to herein, together with its wholly-owned subsidiaries, as “P-Com” or the “Company”) financial condition as of June 30, 2002, and the results of their operations and their cash flows for the three and six months ended June 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the Company’s audited 2001 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company’s Annual Report on Form 10-K. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

On June 27, 2002, the Company implemented a 1 for 5 reverse stock split of the Company’s Common Stock. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this reverse split.

Liquidity

Through June 30, 2002 the Company has incurred substantial losses and negative cash flows from operations and, as of June 30, 2002, had an accumulated deficit of approximately $317.0 million. During the six months period to June 30, 2002 the Company recorded a loss from continuing operations of $19.1 million and a net loss of $23.2 million. The Company used $11.9 million cash in operating activities. At June 30, 2002, the Company has approximately $7.6 million in cash and cash equivalents, of which $3.0 million represented advances from banks on our account receivable balances. In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.5 million.

The Company has restructured the repayment of the $20.5 million, 4.25% Convertible Subordinated Notes shown as long term liability on June 30, 2002. New Notes will be issued with three or five years maturity date from its original due date on November 1, 2002. The maturity date of the new Notes could be five years if certain qualifying event occurs. As of June 30, 2002, the Company has a balance of $6.3 million of the Notes maturing on November 1, 2002. Of these Notes, $2.3 million were subsequently converted to Common Stock at $2.50 per share on July 15, 2002. Pursuant to an agreement with a Note holder in June 2002, another $2.3 million of the Notes was restructured on July 11, 2002. New Notes with three or five years maturity from November 1, 2002 will be issued. The net effect of these transactions is that Company is expected to redeem up to $1.7 million of the Notes on November 1, 2002, if held to their original maturity date.

In order to conserve cash, the Company has implemented cost cutting measures and is actively seeking additional debt and equity financing. If the Company fails to generate sufficient revenues from new and existing products sales, induce other creditors to forebear or convert to equity, raise additional capital or obtain new debt financing, the Company would have insufficient capital to fund its operations. Without sufficient capital to fund the Company’s operations, the Company would no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2.    CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. Pursuant to the impairment recognition provisions of SFAS 142, the Company recently completed the evaluation of the impact of adopting SFAS 142. Accordingly under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the Company’s Services segment during the first quarter of 2002. The fair value of the Services segment was estimated by an independent valuation expert using the expected present value of future cash flows in accordance with SFAS 142.

The following sets forth a reconciliation of net loss and loss per share information for the three and six months ended June 30, 2002 and 2001 as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

	For the three months ended June 30		For the six months ended June 30
	2002	2001	2002	2001
Reported net loss	$(8,042)	$(10,153)	$(23,219)	$(20,340)
Add back: Goodwill amortization	—	711	—	1,422

Adjusted net loss	$(8,042)	$(9,442)	$(23,219)	$(18,918)

Basic and diluted loss per share:
Reported net loss	$(0.37)	$(0.63)	$(1.19)	$(1.26)
Add back: Goodwill amortization	—	0.04	—	0.09

Adjusted net loss	$(0.37)	$(0.59)	$(1.19)	$(1.17)

Weighted average number of shares	21,865	16,148	19,437	16,137

Changes in the carrying amount of goodwill for the six months period ended June 30, 2002 and 2001 are as follows (in $000):

	2002	2001
Balance at January 1,	$16,907	$24,941
Goodwill amortization expense	—	(1,422)
Transitional impairment charge	(5,500)	—

Balance at June 30,	$11,407	$23,519

3.    NET LOSS PER SHARE

For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s Common Stock for the period because the effect would be antidilutive. As losses were incurred for the three and six months ended June 30, 2002 and 2001, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

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

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted FAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on its financial position and results of operations.

5.    BORROWING ARRANGEMENTS

On June 26, 2002, the Company and Silicon Valley Bank entered into an Accounts Receivable Purchase Agreement. Under this agreement, the Bank makes cash advances amounting to 70% of eligible accounts receivable balances. Maximum advances under this agreement are not to exceed $4.25 million. The bank has full recourse against the Company for the purchased receivables. Advances under this agreement bears interest at the bank’s prime rate plus 2.5% per annum. The agreement expires on June 26, 2003, and is secured by all receivables, inventories, cash, property, plant and equipment of the Company.

The Company has restructured the repayment of $20.5 million of the 4.25% Convertible Subordinated Notes as of June 30, 2002. New Notes will be issued with three or five years maturity date from its original due date on November 1, 2002. The maturity date of the new Notes could be five years if certain qualifying event occurs. As of June 30, 2002, the Company has a balance of $6.3 million of the Notes maturing on November 1, 2002. Of these Notes, $2.3 million were subsequently converted to Common Stock at $2.50 per share on July 15, 2002. Pursuant to an agreement with a Note holder in June 2002, another $2.3 million of the Notes were restructured on July 11, 2002. New Notes with three or five years maturity from November 1, 2002 will be issued. The net effect of these transactions is that Company is expected to redeem up to $1.7 million of the Notes on November 1, 2002 if held to their original maturity date.

6.    BALANCE SHEET COMPONENTS

Inventory consists of the following (in thousands of dollars, unaudited):

	June 30, 2002	December 31, 2001
Raw materials	$39,731	$ 37,829
Work-in-process	6,331	11,912
Finished goods	16,137	19,767
Inventory at customer sites	701	1,035

	62,900	70,543
Less: Inventory reserves	(39,226)	(38,597)

	$23,674	$ 31,946

Other accrued liabilities consist of the following (in thousands, unaudited):

	June 30, 2002	December 31, 2001
Deferred revenue	$741	$ 2,280
Deferred contract obligations	8,000	8,000
Purchase commitment	4,019	10,002
Accrued warranty	1,190	2,843
Lease obligations	523	2,095
Interest payable	195	208
Accrued employee benefits	1,084	1,238
Other	3,392	3,101

	$19,144	$ 29,767

7.    CAPITAL STOCK

In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.5 million. In May 2002, the Company issued approximately 1,281,000 shares of unregistered Common Stock at an average price of $0.99 per share in settlement of amounts owing to vendors.

In the second quarter of 2002, we issued an aggregate of 284,121 new shares of our Common Stock with a fair market value of $0.2 million upon conversion of 4.25% Convertible Subordinated Notes with a principal value of $0.7 million.

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

The following tables in condensed form show the results of the operations of the Company’s operating segments (in $000):

	For Three Months Ended June 30		For Six Months Ended June 30
	2002	2001	2002	2001
Sales
Product	$8,110	$15,231	$15,942	$58,841
Service	626	12,014	1,134	27,578

Total	$8,736	$27,245	$17,076	$86,419

Income (loss) from continuing operations:
Product	$(7,084)	$(10,544)	$(15,299)	$(31,100)
Service	(1,391)	1,267	(2,950)	1,853

Total	$(8,475)	$(9,277)	$(18,249)	$(29,247)

The breakdown of sales by geographic customer destination is (in $000):

	For Three Months Ended June 30		For Six Months Ended June 30
	2002	2001	2002	2001
North America	$1,620	$13,737	$2,893	$41,943
United Kingdom	1,550	5,582	2,919	26,573
Europe	975	95	2,119	1,016
Asia	4,446	5,046	8,634	13,235
Other Geographic Regions	145	2,785	511	3,652

	$8,736	$27,245	$17,076	$86,419

9.    COMPREHENSIVE LOSS

Comprehensive loss is comprised of net income and the currency translation adjustment. Comprehensive loss was $7.0 million and $8.2 million for the three months ended June 30, 2002 and 2001, respectively. Comprehensive loss was $22.1 million and $18.5 million for the six months ended June 30, 2002 and 2001, respectively.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Certain Factors Affecting the Company” contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, our Form S-3 Registration Statements declared effective by the Securities and Exchange Commission in 2002, and other documents filed by us with the Securities and Exchange Commission.

Overview

We supply equipment and services for use in telecommunications networks. Currently, we sell 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, we offer engineering, furnishing and installation, program management, test and turn-up, and integration of telephone central offices’ transmission and DC power systems.

The telecommunications equipment industry is experiencing a significant worldwide slowdown. Despite that, we increased sales by 5% to $8.7 million in the second quarter of 2002 compared to the previous quarter. This result was achieved through resilient sales to the Asia Pacific region. We are also in a mode of reducing our operating expenses. Among other things, we have reduced both our product and service business personnel by approximately 30% in total in the second quarter of 2002, lowered salaries and consolidated our facilities in the United Kingdom and United States.

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

Goodwill

Our business acquisitions have typically resulted in goodwill, which affects the amount of future impairment expense that the Company will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect the Company’s consolidated financial statements. In assessing the recoverability of the Company’s goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. On January 1, 2002 the Company adopted Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, and under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the Company’s services segment during the first quarter of 2002. The Company will have to analyze the remaining goodwill at June 30, 2002 of approximately $11.4 million on a periodic basis and depending upon our projected future operating results, may be required to record impairment charges in the future. During the year ended December 31, 2001, the Company recorded an impairment loss related to goodwill of $5.8 million.

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

RESULTS OF OPERATIONS

Sales.    For the three months ended June 30, 2002, total sales were approximately $8.7 million as compared to $27.2 million for the same period in the prior year. The 67.9% decrease in total sales was primarily due to sharply decreased service sales to the regional telecommunications operating companies and the worldwide contraction of telecommunications equipment market, significantly affecting the Company and its direct competitors. For the six months ended June 30, 2002, total sales were approximately $17.1 million, compared to $86.4 million for the same period in the prior year.

Product sales for the second quarter 2002 decreased approximately $7.1 million or 46.8% compared to the second quarter 2001. Product sales for the six months ended June 30, 2002 decreased approximately $42.9 million or 72.9% compared to the same period in 2001. The primary reason for the decrease was a dramatic reduction in United States Competitive Local Exchange Carriers (‘CLEC’) demand for Point-to-Point products and the overall decline in global spending for telecommunications equipment.

Service sales for the three months ended June 30, 2002 were $0.6 million, a decline of $11.4 million or 94.8% compared to the same quarter in the prior year. Service sales for the six months ended June 30, 2002 decreased approximately $26.4 million or 95.6% from the comparable period in the prior year. The sharply decreased sales levels were primarily due to the regional telecommunications operating companies implementing capital expenditure controls since mid-2001, and related lower levels of orders completed by the service business, and the September 11, 2001 incident.

During the three-month periods ended June 30, 2002 and 2001, two customers accounted for a total of 37.2% and 47.9% of sales respectively. During the six-month periods ended June 30, 2002 and 2001, two and three customers, respectively, accounted for a total of 27.9% and 46.6% of our sales, respectively.

During the three months ended June 30, 2002, we generated approximately 50.9% of our sales in the Asia continent, especially in the Asia-Pacific area. During the same period in 2001, we generated 18.5% of our sales in

Asia. The product business comprised 92.8% of the current quarter’s sales. This reflects both the weakness of United States service sales in 2002 and the stronger market for our products in Asia. The figures for the first six months of 2002 and 2001 told a similar story, for the same reasons.

Many of our largest customers use our product and services to build telecommunications network infrastructures. These purchases represent significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the worldwide slowdown in telecommunications equipment buildout levels significantly affected our operating results in the second quarter and first half of 2002.

Gross Profit.    Gross profit for the three months ended June 30, 2002 was $1.4 million compared to $3.7 million during the same period in 2001, or 16.5% and 13.7% of sales, respectively. The improved gross profit percentage in the second quarter of 2002 was due to lower manufacturing overhead expenses and utilization of previously reserved inventories. For the six months ended June 30, 2002, gross profit was $2.3 million or 13.2% of sales. For the six months ended June 30, 2001, gross profit excluding the effect of a $10 million charge related to Winstar (a major customer which went bankrupt in 2001) was $20.6 million or 23.9% of sales. Service sales gross profit was approximately 1% and 28.9% for the three months ended June 30, 2002 and 2001, respectively. The decreased gross margin is a reflection of diseconomies of scale arising from the very difficult operating environment in 2002 resulting from the continued low level of capital expenditures by the regional telecommunications operating companies.

Research and Development.    For the three months ended June 30, 2002 and 2001, research and development/engineering (R&D) expenses were approximately $3.7 million and $5.4 million, respectively. For the six months ended June 30, 2002 and 2001, research and development expenses were approximately $7.8 million and $10.7 million, respectively. Research and development expenses decreased in absolute numbers due to the company wide cutbacks as part of our cost cutting program. As a percentage of sales, research and development expenses increased from 19.7% for the three months ended June 30, 2001 to 42.3% for the three months ended June 30, 2002. As a percentage of sales, research and development expenses increased from 12.4% for the six months ended June 30, 2001 to 45.8% for the six months ended June 30, 2002. The percentage increase is primarily caused by the lower dollar level of sales in 2002. Research and development expense as a percentage of sales continued to be significant due to a substantial level of final development effort on the new Encore Point-to-Point and completion of the AirPro Gold spread spectrum model line in preparation for commercial rollout throughout 2002.

Selling and Marketing.    For the three months ended June 30, 2002 and 2001, selling and marketing expenses were $1.7 million and $2.3 million, respectively. For the six months ended June 30, 2002 and 2001, selling and marketing expenses were $3.6 million and $4.6 million, respectively. The decrease in expenses is due to reduced travel costs and lower relative sales commissions in the United States and European markets. As a percentage of sales, selling and marketing expenses increased from 8.3% for the three months ended June 30, 2001 to 19.5% for the three months ended June 30, 2002. As a percentage of sales, selling and marketing expenses increased from 5.3% for the six months ended June 30, 2001 to 20.8% for the six months ended June 30, 2002. The percentage increase is primarily caused by the lower dollar level of sales in 2002.

General and Administrative.    For the three months ended June 30, 2002 and 2001, general and administrative expenses were $4.5 million and $4.6 million, respectively. For the six months ended June 30, 2002 and 2001, general and administrative expenses were $9.1 million and $11.6 million, excluding the 2001 receivable valuation charge of $11.6 million related to Winstar, respectively. The decrease was a direct result of headcount reduction in corporate and administrative personnel and facility consolidation. As a percentage of sales, general and administrative expenses for the three months ended June 30, 2002 and 2001 increased to 51.7% from 17.1%, respectively, due to the decline in sales levels when comparing the two periods. As a percentage of sales, general and administrative expenses increased to 53.4% from 13.4% for the six months ended June 30, 2002 and 2001, respectively, for the same reason.

Change in accounting principle.    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. We adopted FAS 142 on January 1, 2002, and, as a result, recorded a transitional impairment charge of $5.5 million in the first quarter of 2002, representing the difference between the fair value of expected cash flows from the Services business unit, and its book value.

Interest Expense.    For the three months ended June 30, 2002 and 2001, interest expense was $0.7 million and $0.4 million, respectively. Interest expense for the 2002 second quarter consisted primarily of interest on the principal amount of our 4.25% Convertible Subordinated Notes, interest on capital leases and Notes conversion expense of $0.2 million arising from SFAS 84 “Induced Conversion of Convertible Debt”. For the six months ended June 30, 2002 and 2001, interest expense was $0.8 million and $1.1 million, respectively. The higher expense in 2001 was due to the previous revolving line of credit agreement.

Other Income (Expense), Net.    For the three-month period ended June 30, 2002, other expense, net, totaled $0.3 million compared to $0.1 million in the comparable three-month period in 2001. Other expense in the second quarter of 2002 comprised primarily of legal settlement expenses, offset by foreign currency translation gain of $0.3 million arising from the decreased strength of the U.S dollar against the Euro and the British pound.

For the six-month period ended June 30, 2002, other income, net, totaled $0.1 million compared to $0.7 million in the comparable six-month period in 2001. The higher amount in 2001 was due to higher investment income from available cash levels and earned-out royalty income.

Gain on Sale of Subsidiary.    On February 7, 2001, we completed the divestiture of RT Masts, Ltd. for approximately $12 million in cash, an additional $750,000 in a six-month escrow deposit plus a long-term note receivable from the purchaser of $750,000. We realized a book gain of $9.8 million from the sale of the stock of RT Masts, Ltd.

Extraordinary Item.    In the second quarter of 2002, we repurchased 4.25% Convertible Subordinated Notes with a principal value of $1.75 million for approximately $384,000.

Provision (Benefit) for Income Taxes.    We had no provision for income tax for the three months and six months ended June 30, 2002. The provisions in 2001 were primarily related to state and foreign taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the six-month period ended June 30, 2002, we used approximately $11.9 million of cash in operating activities, primarily related to the net loss of $23.2 million included $5.5 million of non-cash goodwill impairment charges and depreciation expense of $3.7 million, offset by $1.4 million extraordinary gain on retirement of Notes. Other significant contributions to cash flow result from operations for the quarter were cash generated through inventory usage of $6.8 million (after eliminating a non-cash increase in reserve of $1.8 million), and net reduction of trade receivables of $1.3 million through strong collection results, partially offset by a net reduction in payables and other accrued liabilities of approximately $7.7 million, which resulted from vendor settlements and a slowdown of overall payable balances occurring in the period as a result of reduced orders from domestic CLEC customers, and consolidation of operating facilities and related administrative expenses.

During the six-month period ended June 30, 2001, we used approximately $3.5 million of cash in operating activities, primarily due to the net loss of $20.3 million included $21.6 million of non-cash write-off of receivables and inventories, and cash generated through reduction of inventories and receivables, and depreciation charge totaling $6.0 million, offset by decrease in accounts payable and other accrued liabilities of $34.1 million

During the six-month period ended June 30, 2002, we generated approximately $2.5 million of cash from investing activities due to the decrease in restricted cash of $2.9 million. The cash had been attached by a vendor with whom we were in dispute. We settled with the vendor in the first quarter of 2002. During the six-month period ended June 30, 2001, we received approximately $9.6 million from investing activities, primarily from the sale of RT Masts, Ltd which provided us with $12.1 million, and this was partially offset by $2.5 million spending for the acquisition of property and equipment.

During the six-month period ended June 30, 2002, we generated $9.8 cash flows from financing activities, primarily through $7.5 million net proceeds from issuance of common stock, and $3.0 million cash advances from a bank based on our qualifying trade receivables, offset by payments for capital leases and repurchase of Notes. During the six-month period ended June 30, 2001, we used approximately $11.5 million in financing activities to repay our bank line of credit and capital leases.

At of June 30, 2002 our principal sources of liquidity consisted of approximately $7.6 million of cash and cash equivalents.

We have restructured the repayment of $20.5 million of the 4.25% Convertible Subordinated Notes as of June 30, 2002. New Notes will be issued with three or five years maturity date from the original due date of November 1,

2002. The maturity date of the new Notes could be five years if certain qualifying event occurs. As of June 30, 2002, we have a balance of $6.3 million of the Notes maturing on November 1, 2002. Of these Notes, $2.3 million were subsequently converted to Common Stock at $2.50 per share on July 15, 2002. Pursuant to an agreement with a Note holder in June 2002, another $2.3 million of the Notes were restructured on July 11, 2002. New Notes with three or five years maturity from November 1, 2002 will be issued. The net effect of these transactions is that we are expected to redeem up to $1.7 million of the Notes on November 1, 2002, if held to their original maturity date.

There can be no assurance that we will be able to increase sales, that additional financing will be available to us on acceptable terms, to fund our operations and to redeem the Notes maturing on November 1, 2002. Without sufficient capital to fund our operations and to redeem the Notes, it is unlikely that we will be able to continue as a going concern despite the fact that we have made significant reductions in our operating expense levels over the past twelve months and significant amount of the Notes had been restructured. Our independent accountants’ opinion on our consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph which raise substantial doubt about our ability to continue as a going concern.

The following summarizes our contractual obligations at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than one year	One to three years	Three to five years	After five years	Total
Obligations (in $000):
Convertible subordinated notes	$6.342	$—	$20,482	$—	$26,824
Non-cancelable operating lease obligations	3,184	8,706	853	—	12,743
Capital lease obligations	523	2,015	—	—	2,538

Total	$10,049	$10,721	$21,335	$—	$42,105

As noted above, $4.6 million in the Convertible subordinated notes/Less than one year category was subsequently resolved in July 2002.

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

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted FAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on its financial position and results of operations.

CERTAIN FACTORS AFFECTING THE COMPANY

Worldwide Industry Slowdown

A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Customers, specifically systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, canceling orders, and, in general, not building out any significant additional infrastructure at this time, due to the overall slowdown in incremental demand for services from consumers and businesses. In addition, our accounts receivable and inventory turnover, and operating stability can be jeopardized if our customers experience financial distress. Our services business’ largest customer began a slowdown and deferral of previously committed work orders as of the end of the second quarter of 2001. We do not think our own product sales levels can likely recover while an industry-wide slowdown in demand persists.

Deterioration of Business and Financial Positions

Our business and financial positions have deteriorated significantly. From inception to June 30, 2002, our aggregate net loss to date is approximately $317 million. Our June 30, 2002 cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders’ equity were all substantially below levels of one year ago. We have $1.7 million of 4.25% convertible subordinated Notes maturing on November 1, 2002, and $22.4 million (as of the date of this filing) maturing in either November 2005 or November 2007, depending upon the occurrence of certain qualifying event.

Our independent accountants’ opinion on our 2001 consolidated financial statements includes an explanatory paragraph indicating substantial doubt, about our ability to continue as a going concern. We currently are able generally to pay our debts and meet our obligations as they become due. Nevertheless to continue long-term as a going concern, we will have to increase our sales, and possibly induce other creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We cannot guarantee that we will be able to accomplish these tasks.

Nasdaq Delisting Notice

To maintain the listing of our common stock on the Nasdaq National Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. We received a letter of notice dated June 20, 2001 from the Nasdaq National Market stating that due to our minimum bid price levels remaining under the $1.00 level for 30 consecutive trading days, we were, therefore, on notice that we could be subject to a delisting procedure should the bid price continue to remain under the $1 level for an additional 90-day period, unless our stock attained a bid price of $1 or more for a period of ten consecutive days during such 90-day period. Shortly after September 11, 2001, Nasdaq issued a moratorium on the delisting process until January 2, 2002. We received a new letter of notice dated February 14, 2002 from Nasdaq stating that due to our minimum bid price levels remaining under $1 for 30 consecutive days, we are again on notice that the Company is subject to delisting procedures. We received shareholders’ approval for a reverse stock split calling for one share of newly issued Common Stock to be issued in place of each five shares of existing stock as of the date at which the reverse stock split is effected. The reverse split was implemented in June 2002. Despite the reverse split, our stock price has not achieved compliance with the minimum bid price standard. On June 28, 2002, officers of the Company made an oral presentation to a Nasdaq appeal panel, stating reasons why the Company’s shares should not be delisted. A final decision by this appeal panel is pending as of the date of this report. Should our common stock be delisted from the Nasdaq National Market, it would likely be traded on the Nasdaq SmallCap Market, and if delisted from the Nasdaq SmallCap Market, would likely be traded on the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. However, this alternative could result in a less liquid market available for existing and potential shareholders to trade shares of our stock and could ultimately further depress the trading price of our Common Stock.

We have received a letter from Nasdaq dated July 5, 2002 noting that we had not complied with the Nasdaq market’s shareholder approval requirements relative to our equity financing completed on June 25, 2002. In this financing, we have issued approximately 11,464,000 shares of our common stock for a net proceed of $7.5 million. We have filed a timely response to Nasdaq’s notice, as required by the Nasdaq market, in which we laid out our compliance process in accordance with published Nasdaq Marketplace Rules. We also filed a related press release to this matter on July 15,

2002. Although the issue raised by Nasdaq could have de-listing implications, we have not received a further reply to our response from Nasdaq as of the date of this filing.

Small Player in Large Market

We do not have the customer base or other resources of more established companies, which makes it more difficult for us to address the liquidity and other challenges we face. Although we have installed and have in operation over 150,000 radio units globally, we have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by larger, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so from time to time we may face serious challenges in financing our continued operation. We may not be able to successfully address these risks.

Additional Capital Requirements

Even if we resolve our short term going concern difficulties, our future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt could also severely limit our ability to raise additional financing. In addition, given the recent price for our common stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

If adequate funds are not available, we may be required to close business or product lines, restructure or refinance our debt or delay, scale back or eliminate our research and development program, or manufacturing operations. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition and further erode our stock price.

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

We may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. For example, to date, revenue generated through the sales of Point-to-Multipoint systems has not met original expectations, and sales were down sharply in all product categories in the second half of 2001 and the first half of 2002. Also, errors could be found in our systems after commencement of commercial quantity shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment.

Customer Concentration

In the first six months of 2002, sales to two customers accounted for 27.9% of sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the global economy. Our customer concentration also results in concentration of credit risk. As of June 30, 2002, two customers accounted for 38% of our total accounts receivable balances.

Many of our significant recurring customers are located outside United States, primarily in the United Kingdom, Europe and the Asia-Pacific rim. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

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

The sales cycle for our products and services typically involve technical evaluation and commitment of our cash for significant period prior to realization of substantive sales and other resources and delays often occur. Delays have been associated with among other things: customers’ seasonal purchasing and budgetary cycles, as well as their own buildout schedules; compliance with customers’ internal procedures for approving large expenditures and evaluating and accepting new technologies; compliance with governmental or other regulatory standards; difficulties associated with customers’ ability to secure financing; negotiation of purchase and service terms for each sale; price negotiations required to secure purchase orders; and education of customers as to the potential applications of our products and services, as well as related product-life cost savings.

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

Uncertainty in Telecommunications Industry

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example in the U.S., most CLECs are experiencing financial distress, and some have declared bankruptcy. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. Any failure to reduce actual costs to the extent anticipated when an order is received substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect our gross margin for such orders. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, as occurred in 2000 and 2001. Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown in 1998. The soft economy and slowdown in capital spending in 2001 and first half of 2002 in the U.S. and U.K. telecommunications market again had a significant depressing effect on the sales levels of products and services in both years.

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

Contract Manufacturers and Limited Sources of Supply

Our internal manufacturing capacity, by design is very limited. Under certain market conditions, as for example when there is high capital spending and rapid system deployment, our internal manufacturing capacity will not be sufficient to fulfill customers’ orders. We would therefore rely on contract manufacturers to produce our systems, components and subassemblies. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business, financial condition and results of operations. In addition, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Many of these suppliers are in difficult financial positions as a result of the significant slowdown as we had experienced. Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have from time to time experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. As a result, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies.

Management of Possible Development, Expansion and Growth

To maintain a competitive market position, we are required to continue to invest resources for growth. We continue to devote resources to the development of new products and technologies and are continuously conducting evaluations of these products. We will continue to invest additional resources in plant and equipment, inventory, personnel and other items, to begin production of these products and to provide any necessary marketing and administration to service and support bringing these products to commercial production stage. Accordingly, our gross profit margin and inventory management may be adversely impacted in the future by start-up costs associated with the initial production and installation of these new products. Start-up costs may include additional manufacturing overhead, additional allowance for doubtful accounts, inventory and warranty reserve requirements and the creation of service and support organizations.

Additional inventory on hand for new product development and customer service requirements also increases the risk of further inventory write-downs if such products do not gain reasonable market acceptance at normal gross profit margin. Although we, through monitoring our operating expense levels relative to business plan revenue levels, try to maintain a given level of operating results, there are many market condition changes which have and may continue to challenge our ability to maintain given levels of operating expenses to revenue ratios. Expansion of our operations and acquisitions in prior periods have caused a significant strain on our management, financial, manufacturing and other resources and has from time to time disrupted its normal business operations.

Our ability to manage any possible future growth may again depend upon significant expansion of our executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements or replacements to inventory and management systems designed to help control and monitor inventory levels and other operating decision criteria. In particular, we must successfully manage and control overhead expenses and inventories relative to sales levels we may attain, the development, introduction, marketing and sales of new products, the management and training of our employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. We cannot be certain that attempts to manage or again expand our marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. Any failure to coordinate and improve systems, procedures and controls, including improvements relating to inventory control and coordination with subsidiaries, at a pace consistent with our business, could cause inefficiencies, additional operational expenses and inherent risks, greater risk of billing delays, inventory write-downs and financial reporting difficulties.

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

Accounts Receivable

We are subject to credit risk in the form of trade accounts receivable. We could be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. Our current credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the economic norms of the region. We could have difficulties in receiving payment in accordance with our policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States.

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

Certain sectors of the telecommunications market will require the development and deployment of an extensive and expensive telecommunications infrastructure. In particular, the establishment of PCN/PCS networks requires very large capital expenditure levels. Communications providers may not make the necessary investment in such infrastructure, and the creation of this infrastructure may not occur in a timely manner. Moreover, one potential application of our technology, the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers, depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline operators. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. Absent that, consumer demand for wireless access will be materially adversely affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate capital and other resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter such other segments.

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

Intensely Competitive Industry

We are experiencing intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. Such companies offer a variety of competitive products and services and some offer broader telecommunications product lines, and include Alcatel Network Systems, Bosch Telekom, DMC Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, Lucent T.R.T., NEC, Nokia Telecommunications, SIAE, Siemens, and Proxim/Western Multiplex Corporation. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have developed competitive radio systems, and new technology featuring free space optical systems is now in the marketplace.

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

Uncertainty in International Operations

As a result of our current heavy dependence on international markets, we face economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the United States. The majority of our sales to date have been made to customers located outside of the United States. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of foreign currencies relative to the United States dollar could result in decreased margins from those transactions if such decreases are not hedged. For international sales that are United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon our financial condition.

We fund our Italian subsidiary’s operating expenses which are denominated in Euros. An increase in the value of Euro currency if not hedged relative to the United States dollar could result in more costly funding for our Italian operations, and as a result higher cost of production to us as a whole. Conversely a decrease in the value of Euro currency will result in cost savings for us.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

For financial risk related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2001 as well as the risks detailed above in the present document.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 2.     Changes in Securities.

In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock to several investors at a per share price of $0.70, for an aggregate net proceeds of approximately $7.5 million. In May 2002, the Company issued approximately 1,281,000 shares of unregistered Common Stock at an average price of $0.99 per share in settlement of amounts owing to vendors.

In the second quarter of 2002, we issued an aggregate of 284,121 (post 1 for 5 reverse stock split) new shares of our Common Stock with a fair market value of $0.2 million upon conversion of 4.25% Convertible Subordinated Notes with a principal value of $0.7 million.

All the above issuances were exempt from registration under the Securities Act, as Section 4(2) private offerings and/or Section 3 (a)(9) exchanges under the Securities Act.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None

Item 6.     Exhibits and Reports on Form 10-Q.

(a) Exhibits.

3.2G	Certificate of Amendment of Restated Certificate of incorporation filed with the Delaware Secretary of State on June 24, 2002.

10.92(1)	Common Stock PIPES Agreement by and among P.Com, Inc. and multiple investors as listed on the Agreement dated June 26, 2002.

10.93*#	General Release and Settlement Agreement by and between the Company and James J. Sobczak dated May 1, 2002.

10.94*#	Severance Letter Agreement by and between the Company and Caroline B. Kahl dated April 8, 2002.

10.95*#	Severance Letter Agreement by and between the Company and Alan T. Wright dated April 8, 2002.

10.96*#	Form of Amendment to Change in Control Severance Agreement by and between the Company and the Officers of the Company listed as signatories thereto.

10.97	Form of Letter of Intent regarding Proposed Restructuring of 4 ¼% Convertible Subordinated Notes due 2002 by and among the Company and the Beneficial Holders of the Notes dated April , 2002.

10.98*	Engagement Letter Agreement by and between the Company and Cagan McAfee Capital Partners dated December 10, 2001 and Addendum dated June 13, 2002.

10.99	Warrant Issuance Agreement by and between the Company and Cagan McAfee Capital Partners dated December 1, 2001.

10.100	Accounts Receivable Purchase Agreement by and between the Company and Silicon Valley Bank dated June 26, 2002.

10.101*	OEM Agreement by and between the Company and Shanghai Datang Mobile Communications dated July 1, 2002.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Certain portions of this Exhibit for which confidential treatment has been requested have been redacted and filed separately with the Securities and Exchange Commission.
#       Management compensation agreement.
(1)    Incorporated by reference to the identically numbered exhibit to the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 2002.

(b) Reports on Form 8-K.

On June 26, 2002 we filed a Form 8-K current report with regard to an event of June 6, 2002: a Share Purchase Agreement under which, on June 24, 2002, investors purchased 11,464,282 shares of Common Stock (post 1 for 5 reverse stock split) for gross proceeds of $8,025,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P-COM, INC.

Date: August 14, 2002	By:	/s/ GEORGE P. ROBERTS
George P. Roberts Chairman of the Board of Directors and Chief Executive Officer (Duly Authorized Officer)

Date: August 14, 2002	By:	/s/ LEIGHTON J. STEPHENSON
Leighton J. Stephenson Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer)

EXHIBIT INDEX

3.2G	Certificate of Amendment of Restated Certificate of incorporation filed with the Delaware Secretary of State on June 24, 2002.

10.92(1)	Common Stock PIPES Agreement by and among P.Com, Inc. and multiple investors as listed on the Agreement dated June 26, 2002.

10.93*#	General Release and Settlement Agreement by and between the Company and James J. Sobczak dated May 1, 2002.

10.94*#	Severance Letter Agreement by and between the Company and Caroline B. Kahl dated April 8, 2002.

10.95*#	Severance Letter Agreement by and between the Company and Alan T. Wright dated April 8, 2002.

10.96*#	Form of Amendment to Change in Control Severance Agreement by and between the Company and the Officers of the Company listed as signatories thereto.

10.97	Form of Letter of Intent regarding Proposed Restructuring of 4 ¼% Convertible Subordinated Notes due 2002 by and among the Company and the Beneficial Holders of the Notes dated April , 2002.

10.98*	Engagement Letter Agreement by and between the Company and Cagan McAfee Capital Partners dated December 10, 2001 and Addendum dated June 13, 2002.

10.99	Warrant Issuance Agreement by and between the Company and Cagan McAfee Capital Partners dated December 1, 2001.

10.100	Accounts Receivable Purchase Agreement by and between the Company and Silicon Valley Bank dated June 26, 2002.

10.101*	OEM Agreement by and between the Company and Shanghai Datang Mobile Communications dated July 1, 2002.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions of this Exhibit for which confidential treatment has been requested have been redacted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the identically numbered exhibit to the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on June 26, 2002.
#	Management compensation agreement.