Form 10-Q
period 2002-09-30
P COM INC
filed 2002-11-14
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 4, 2002, there were 31,104,311 shares of the Registrant’s Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 32 pages of which this is page 1. The Exhibit Index appears on page 32.

P-COM, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.

P-COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,646	$7,103
Restricted cash	—	2,911
Accounts receivable, net	7,376	7,926
Inventory	21,195	31,946
Prepaid expenses and other assets	4,119	7,138

Total current assets	34,336	57,024
Property and equipment, net	12,659	17,627
Goodwill and other assets	11,875	17,583

Total assets	$58,870	$92,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,162	$8,143
Other accrued liabilities	16,158	29,767
Short term bank borrowing	1,612	—
Convertible subordinated notes	1,727	29,299

Total current liabilities	28,659	67,209

Long-Term Liabilities:
Convertible subordinated notes	22,390	—
Other long-term liabilities	2,227	769

Total long term liabilities	24,617	769

Total liabilities	53,276	67,978

Stockholders’ equity:
Common Stock	16	8
Additional paid-in capital	333,204	319,994
Accumulated deficit	(326,682)	(294,460)
Accumulated other comprehensive loss	(944)	(1,286)

Total stockholders’ equity	5,594	24,256

Total liabilities and stockholders’ equity	$58,870	$92,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Sales:
Product	$6,350	$7,554	$22,292	$66,395
Service	1,100	2,696	2,234	30,274

Total sales	7,450	10,250	24,526	96,669

Cost of sales:
Product	5,545	27,486	19,263	82,867
Service	1,108	2,293	2,210	22,686

Total cost of sales	6,653	29,779	21,473	105,553

Gross profit (loss)	797	(19,529)	3,053	(8,884)

Operating expenses:
Research and development	2,439	4,952	10,266	15,626
Selling and marketing	1,709	1,589	5,268	6,197
General and administrative	3,357	4,191	12,476	15,778
Receivable valuation charge	—	—	—	11,600
Goodwill amortization	—	6,333	—	7,756

Total operating expenses	7,505	17,065	28,010	56,957

Loss from continuing operations	(6,708)	(36,594)	(24,957)	(65,841)
Interest expense	(964)	(474)	(1,972)	(1,524)
Gain on sale of subsidiary	—	—	—	9,814
Other expense, net	(1,331)	(1,127)	(1,186)	(377)

Loss from continuing operations before income taxes, extraordinary item and cumulative effect of change in accounting principle	(9,003)	(38,195)	(28,115)	(57,928)
Benefit from income taxes	—	(923)	—	(316)

Loss from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(9,003)	(37,272)	(28,115)	(57,612)
Extraordinary gain on retirement of notes	—	—	1,393	—
Cumulative effect of change in accounting principle	—	—	(5,500)	—

Net loss	$(9,003)	$(37,272)	$(32,222)	$(57,612)

Basic and diluted loss per share:
Loss from continuing operations	$(0.29)	$(2.20)	$(1.21)	$(3.51)
Extraordinary gain on retirement of notes	—	—	0.06	—
Cumulative effect of change in accounting principle	—	—	(0.24)	—

Basic and diluted net loss per share applicable to Common Stockholders	$(0.29)	$(2.20)	$(1.39)	$(3.51)

Shares used in Basic and Diluted per share computation	31,104	16,950	23,323	16,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(32,222)	$(57,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of subsidiary	—	(9,814)
Depreciation	5,350	8,389
Loss on disposal of property and equipment	266	1,363
Amortization of goodwill and other intangible assets	—	2,130
Amortization of warrants	480	159
Gain on retirement of convertible notes	(1,393)	—
Notes conversion expense	771	—
Write-off of notes receivable	159	—
Cumulative effect of change in accounting principle	5,500	—
Compensation expense related to stock options	—	29
Inventory valuation and other charge	2,505	28,000
Accounts receivable valuation charge	—	10,800
Write-off of Goodwill	—	5,622
Changes in assets and liabilities:
Accounts receivable	842	32,609
Inventory	8,495	6,541
Prepaid expenses and other assets	3,188	3,252
Accounts payable	1,383	(24,990)
Other accrued liabilities	(11,441)	(18,694)

Net cash used in operating activities	(16,117)	(12,216)

Cash flows from investing activities:
Acquisition of property and equipment	(526)	(2,777)
Proceeds from sale of subsidiary	56	12,088
Decrease in restricted cash	2,911	—

Net cash provided by investing activities	2,441	9,311

Cash flows from financing activities:
Payments of note payable	—	(11,070)
Redemption of convertible notes	(384)	—
Proceeds from issuance of common stock, net of expenses	7,320	3,000
Proceeds from Employee Stock Purchase Plan	35	556
Proceeds from short term bank borrowing	1,612	—
Proceeds from notes receivable	—	864
Payments under capital lease obligations	(368)	(1,900)

Net cash provided by (used in) financing activities	8,215	(8,550)

Effect of exchange rate changes on cash	4	272

Net increase (decrease) in cash and cash equivalents	(5,457)	(11,183)
Cash and cash equivalents at beginning of the period	7,103	27,541

Cash and cash equivalents at end of the period	$1,646	16,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2002	2001
Supplemental cash flow information:
Cash paid for income taxes	$—	$221

Cash paid for interest	$919	$954

Non-cash investing and financing activities:
Exchange of Convertible Subordinated Notes for common stock	$2,707	$—

Notes receivable from sale of subsidiary	$—	$750

Equipment purchased under capital leases	$233	$3,213

Issuance of warrants for consulting services	$480	$—

Issuance of common stock for vendor payments	$1,273	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

P-COM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS	OF PRESENTATION

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-COM, Inc.’s (referred to herein, together with its wholly-owned subsidiaries, as “P-Com” or the “Company”) financial condition as of September 30, 2002, and the results of their operations and their cash flows for the three and nine months ended September 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the Company’s audited 2001 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company’s Annual Report on Form 10-K. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

On June 27, 2002, the Company implemented a 1 for 5 reverse stock split of the Company’s Common Stock. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this reverse split.

Liquidity

Through September 30, 2002 the Company has incurred substantial losses and negative cash flows from operations and, as of September 30, 2002, had an accumulated deficit of approximately $327.0 million. During the nine months period ended September 30, 2002 the Company recorded a loss from continuing operations of $28.1 million and a net loss of $32.2 million. The Company used $16.1 million cash in operating activities. At September 30, 2002, the Company has approximately $1.6 million in cash and cash equivalents, matched by a $1.6 million loan drawn from the bank line. In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.3 million.

The Company has restructured the repayment of the $22.4 million, 4.25% Convertible Subordinated Notes shown as long term liability on September 30, 2002. As part of the restructuring, the Company, on November 1, 2002 issued $22,390,000 aggregate face value of 7% Convertible Subordinated Notes due November 1, 2005, in exchange for the same amount of 4.25% Notes. The 7% Notes are convertible to the Company’s common stock at $2.10 per share, subject to adjustment. As of September 30, 2002, the Company had a balance of $1.7 million of the 4.25% Notes maturing on November 1, 2002, and these were accordingly paid on the due date.

In order to conserve cash, the Company has implemented cost cutting measures and is actively seeking additional debt and equity financing, including a contemplated merger with Telaxis Communications Corporation which is relatively cash-rich. If the Company fails to generate sufficient revenues from new and existing products sales, induce other creditors to forebear or convert to equity, raise additional capital or obtain new debt financing, the Company would have insufficient capital to fund its operations. Without sufficient capital to fund the Company’s operations, the Company would no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

On September 20, 2002, the Company entered into a credit facility agreement with Silicon Valley Bank for up to $5 million in borrowings. As of September 30, 2002, the Company is not in compliance with the revenue covenant provided in the Silicon Valley Bank documents, and has submitted an application to the bank for a waiver of the non-compliance. At the date of this report, the bank has not responded to the waiver request.

2. CHANGE	IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets”,

respectively. Pursuant to the impairment recognition provisions of SFAS 142, the Company conducted an evaluation of the impact of adopting SFAS 142. Accordingly, under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the Company’s Services segment during the first quarter of 2002. The fair value of the Services segment was estimated by an independent valuation expert using the expected present value of future cash flows in accordance with SFAS 142.

The following sets forth a reconciliation of net loss and loss per share information for the three and nine months ended September 30, 2002 and 2001 as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

	For the three months ended September 30		For the nine months ended September 30
	2002	2001	2002	2001
Reported net loss	$(9,003)	$(37,272)	$(32,222)	$(57,612)
Add back: Goodwill amortization	—	711	—	2,134

Adjusted net loss	$(9,003)	$(36,561)	$(32,222)	$(55,478)

Basic and diluted loss per share:
Reported net loss	$(0.29)	$(2.20)	$(1.39)	$(3.51)
Add back: Goodwill amortization	—	0.04	—	0.13

Adjusted net loss	$(0.29)	$(2.16)	$(1.39)	$(3.38)

Weighted average number of shares	31,104	16,950	23,323	16,413

Changes in the carrying amount of goodwill for the nine months periods ended September 30, 2002 and 2001 are as follows (in $000):

	2002	2001
Balance at January 1,	$16,907	$24,941
Goodwill amortization expense	—	(2,134)
Transitional impairment charge	(5,500)	(5,622)

Balance at September 30,	$11,407	$17,185

3. NET	LOSS PER SHARE

For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s Common Stock for the period because the effect would be antidilutive. As losses were incurred for the three and nine months ended September 30, 2002 and 2001, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

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

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted FAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on its financial position and results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

5. BORROWING	ARRANGEMENTS

On September 20, 2002, the Company and Silicon Valley Bank entered into a Loan and Security Agreement for a $1 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import (“EXIM”) program for a $4 million borrowing line based on export related inventories and receivables (together, the “Agreements”). The bank makes cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $1.2 million for eligible inventories under the EXIM program. Advances under these Agreements bear interest at the bank’s prime rate plus 2.5% per annum. The Agreements expire on September 20, 2003, and are secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company had also issued a $4 million secured promissory note relative to these Agreements to the bank. These Agreements supersede the Accounts Receivable Purchase Agreement dated June 26, 2002. The Company is not in compliance with the Agreements’ revenue covenant as of September 30, 2002, and has submitted an application to the bank for a waiver of the non-compliance. At the date of this report, the bank has not responded to the waiver request.

The Company has restructured the repayment of the $22.4 million, 4.25% Convertible Subordinated Notes shown as long term liabilities September 30, 2002. As part of the restructuring, the Company, on November 1, 2002 issued $22,390,000 aggregate face value of 7% Convertible Subordinated Notes due November 1, 2005, in exchange for the same amount of 4.25% Notes. The 7% Notes are convertible to the Company’s common stock at $2.10 per share, subject to adjustment. As of September 30, 2002, the Company had a balance of $1.7 million of the 4.25% Notes maturing on November 1, 2002, and these were accordingly paid on the due date.

6. BALANCE	SHEET COMPONENTS

Inventory consists of the following (in thousands of dollars, unaudited):

	September 30, 2002	December 31, 2001
Raw materials	$39,516	$37,829
Work-in-process	6,209	11,912
Finished goods	14,891	19,767
Inventory at customer sites	561	1,035

	61,177	70,543
Less: Inventory reserves	(39,982)	(38,597)

	$21,195	$31,946

Other accrued liabilities consist of the following (in thousands, unaudited):

	September 30, 2002	December 31, 2001
Deferred revenue	$313	$2,280
Deferred contract obligations	8,000	8,000
Purchase commitment	1,434	10,002
Accrued warranty	982	2,843
Lease obligations	442	2,095
Interest payable	440	208
Accrued employee benefits	1,063	1,238
Other	3,484	3,101

	$16,158	$29,767

7.	CAPITAL STOCK

In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.3 million. In May 2002, the Company issued approximately 1,256,371 shares of unregistered Common Stock at an average price of $0.99 per share in settlement of amounts owing to vendors. In February 2002, the Company issued 125,000 shares of unregistered Common Stock to a vendor as partial compensation for services.

In the second quarter of 2002, the Company issued an aggregate of 284,121 new shares of its Common Stock with a fair market value of $0.2 million upon conversion of 4.25% Convertible Subordinated Notes with a principal value of $0.7 million. The Notes were converted to Common Stock at $2.50 per share.

In the third quarter of 2002, the Company issued an aggregate of 1,082,800 new shares of its Common Stock with a fair market value of $0.6 million upon conversion of 4.25% Convertible Subordinated Notes with a principal value of $2.7 million. The Notes were converted to Common Stock at $2.50 per share.

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

The following tables in condensed form show the results of the operations of the Company’s operating segments (in $000):

	For Three Months Ended September 30		For Nine Months Ended September 30
	2002	2001	2002	2001
Sales
Product	$6,350	$7,554	$22,292	$66,395
Service	1,100	2,696	2,234	30,274

Total	$7,450	$10,250	$24,526	$96,669

Income (loss) from continuing operations:
Product	$(5,800)	$(35,994)	$(21,100)	$(67,094)
Service	(908)	(600)	(3,857)	1,253

Total	$(6,708)	$(36,594)	$(24,957)	$(65,841)

The breakdown of sales by geographic customer destination is (in $000):

	For Three Months Ended September 30		For Nine Months Ended September 30
	2002	2001	2002	2001
North America	$1,635	$3,506	$4,530	$45,449
United Kingdom	1,552	3,301	4,471	29,874
Europe	1,467	171	3,586	1,187
Asia	2,522	2,683	11,156	15,918
Other Geographic Regions	274	589	783	4,241

	$7,450	$10,250	$24,526	$96,669

9.	COMPREHENSIVE LOSS

Comprehensive loss is comprised of net income and the currency translation adjustment. Comprehensive loss was $ 9.0 million and $ 37.3 million for the three months ended September 30, 2002 and 2001, respectively. Comprehensive loss was $ 31.9 million and $ 55.8 million for the nine months ended September 30, 2002 and 2001, respectively.

10.	PROPOSED MERGER OF P-COM, INC. WITH TELAXIS COMMUNICATIONS CORPORATION

On September 9, 2002, the Company entered into a definitive Agreement and Plan of Merger with Telaxis Communications Corporation (“Telaxis “), a publicly traded company with headquarters in South Deerfield, Massachusetts in a stock-for-stock transaction. Telaxis develops, manufactures and markets wireless broadband radio products, featuring its FiberLeap and EtherLeap product lines. Its products offer the users the ability to transmit fiber optic signal over a wireless link. Telaxis’ marketing activities are focused on fiber optic carriers and enterprise-based opportunities. As of September 30, 2002, Telaxis had cash, cash equivalents and short-term marketable securities of approximately $12.9 million.

Under the proposed terms of the agreement, the Company would issue approximately 18.7 million shares of its Common Stock, with an aggregate value of approximately $3.7 million (based on the fair market value of its common stock indicated by its $0.20 per share closing price on September 30, 2002), in exchange for 100% of the issued and outstanding common stock of Telaxis. The merger transaction would be accounted for as a purchase business combination. We are continuing to work on consummating the transaction. Due to changes in the Company and Telaxis’ legal and business conditions since the signing of the agreement, a closing date cannot be estimated, nor can there be any assurances that the merger will be consummated as originally contemplated or at all. The transaction is subject to approval of the shareholders of both companies. The merged company would conduct business under the new name of Encore Communications Corporation, and would be publicly traded. Its headquarters would be at the Company’s current headquarters in Campbell, California.

The following unaudited pro forma financial information presents the consolidated results of the Company as if the merger had occurred at the beginning of each period noted below, and includes adjustments for amortization of intangible assets. This pro forma financial information is not intended to be indicative of future results.

Pro forma consolidated results of operations are as follows (in thousands, except per share data, unaudited):

	Nine-month ended September 30,
	2002	2001
Revenue	$24,579	$26,447
Net loss	(42,059)	(82,140)

Basic and diluted net loss per share	$(1.00)	$(2.28)

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

The telecommunications equipment industry is experiencing a significant worldwide slowdown. Our sales in the first nine months of 2002 declined $72 million or 75% compared to the corresponding period in the previous year. To counter the decline in revenue, we have undertaken an expense reduction program, including streamlining our research and development effort and reducing both our product and service business personnel by approximately 8% in total in the third quarter of 2002, and 42% in total in the first nine months of 2002. Our efforts resulted in a decrease of $2.4 million or 24% in operating expenses in the third quarter of 2002 compared to the previous quarter.

In order to conserve cash, we have implemented cost cutting measures and we are actively seeking additional debt and equity financing, including a contemplated merger with Telaxis Communications Corporation (“Telaxis”) which is relatively cash-rich. If we fail to generate sufficient revenues from new and existing products sales, induce other creditors to forebear or convert to equity, raise additional capital or obtain new debt financing, the we would have insufficient capital to fund our operations. Without sufficient capital to fund the our operations, we would no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

On September 9, 2002, we entered into a definitive Agreement and Plan of Merger with Telaxis, a publicly traded company with headquarters in South Deerfield, Massachusetts in a stock-for-stock transaction. Telaxis develops, manufactures and markets wireless broadband radio products, featuring its FiberLeap and EtherLeap product lines. Its products offer the users the ability to transmit fiber optic signal over a wireless link. Telaxis’ marketing activities are focused on fiber optic carriers and enterprise-based opportunities. As of September 30, 2002, Telaxis had cash, cash equivalents and short-term marketable securities of approximately $12.9 million.

Under the proposed terms of the agreement, we would issue approximately 18.7 million shares of our common stock, with an aggregate value of approximately $3.7 million (based on the fair market value of its common stock indicated by its $0.20 per share closing price on September 30, 2002), in exchange for 100% of the issued and outstanding common stock of Telaxis. The merger transaction would be accounted for as a purchase business combination. We are continuing to work on consummating the transaction. Due to changes in our and Telaxis’ legal and business conditions since the merger agreement was signed, a closing date cannot be estimated nor can there be any assurances that the merger will be consummated as originally contemplated or at all. The transaction is subject to approval of the shareholders of both companies. The merged company would conduct business under the new name of Encore Communications Corporation, and would be publicly traded. Its headquarters would be at our current headquarters in Campbell, California.

Critical accounting policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess our inventory carrying value and reduce it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management’s best estimate given the information currently available. Our customers’ demand is highly unpredictable, and can fluctuate significantly caused by factors beyond our control. Our inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If we determine that market conditions are less favorable than those projected by management, such as an unanticipated decline in demand, additional inventory write-downs may be required.

Goodwill

Our business acquisitions have typically resulted in goodwill, which affects the amount of future impairment expense that the we will incur. The determination of the value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of the our goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, and under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to our services segment during the first quarter of 2002. Goodwill balance at September 30, 2002 was approximately $11.4 million. We will have to analyze the carrying value of goodwill on a periodic basis, and depending upon our projected future operating results, may be required to record impairment charges in the future. During the year ended December 31, 2001, we recorded an impairment loss related to goodwill of $5.6 million.

Accounting for Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Sales.    For the three months ended September 30, 2002, total sales were approximately $7.5 million as compared to $10.3 million for the same period in the prior year. The 27% decrease in total sales was primarily due to a continuation of sharply depressed conditions for service sales to the regional telecommunications operating companies and the continuing worldwide slowdown in the telecommunications equipment market, significantly affecting the Company and our direct competitors. For the nine months ended September 30, 2002, total sales were approximately $24.5 million, compared to $96.7 million for the same period in the prior year.

Product sales for the third quarter 2002 decreased approximately $1.2 million or 16% compared to the third quarter 2001. Product sales for the nine months ended September 30, 2002 decreased approximately $44.1 million or 66% compared to the same period in 2001. The primary reason for the decrease was a dramatic reduction in United States Competitive Local Exchange Carriers (“CLEC”) demand for Point-to-Point products and the overall decline in global spending for telecommunications equipment. This reduction in demand began in earnest in the third quarter of 2001, which explains why our nine-month percentage reductions are more dramatic than our three-month percentage reductions.

Service sales for the three months ended September 30, 2002 were $1.1 million, a decline of $1.6 million or 59% compared to the same quarter in the prior year. Service sales for the nine months ended September 30, 2002 decreased approximately $28.0 million or 93% from the comparable period in the prior year. The sharply decreased sales levels were primarily due to the regional telecommunications operating companies implementing capital expenditure controls since mid-2001, and related lower levels of orders completed by the service business.

During the three-month periods ended September 30, 2002 and 2001, two customers accounted for a total of 21% and 48% of sales respectively. During the nine-month periods ended September 30, 2002 and 2001, two and three customers, respectively, accounted for a total of 27% and 47% of our sales, respectively.

During the three months ended September 30, 2002, we generated approximately 34% of our sales in the Asia continent, compared to 26% in the corresponding period in 2001. Our business in continental Europe improved, while the United States and United Kingdom markets continued to weaken. The figures for the first nine months of 2002 and 2001 are similarly affected by the same factors.

Many of our largest customers use our products and services to build telecommunications network infrastructures. These purchases represent significant investments in capital equipment and are required for a phase of the rollout of their network in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the worldwide slowdown in telecommunications equipment build-out levels significantly affected our operating results throughout 2002.

Gross Profit.    Gross profit for the three months ended September 30, 2002 was $0.8 million compared to a gross loss of $19.5 million during the same period in 2001, or 11% and –191% of sales, respectively. The improved gross profit percentage in the third quarter of 2002, although still unsatisfactorily low, was due to lower manufacturing overhead expenses. The third quarter 2001 gross margin was impacted by a $18 million write—down of inventory to net realizable value. For the nine months ended September 30, 2002, gross profit was $3.1 million or 12.4% of sales. For the nine months ended September 30, 2001, gross loss was $8.9 million, inclusive of the effect of a $10 million charge related to Winstar (a major customer which filed for bankruptcy in 2001) and the $18 million inventory write-down in third quarter 2001. Service sales gross profit margin was approximately –0.1% and 15% for the three months ended September 30, 2002 and 2001, respectively. The depressed gross margin in both the Product and Service segments are a reflection of diseconomies of scale arising from the very difficult operating environment in 2002.

Research and Development.    For the three months ended September 30, 2002 and 2001, research and development/engineering (R&D) expenses were approximately $2.4 million and $5.0 million, respectively. For the nine months ended September 30, 2002 and 2001, research and development expenses were approximately $10.3 million and $15.6 million, respectively. Research and development expenses decreased in absolute amount due to the near completion of the our new Encore Point-to-Point and AirPro Gold spread spectrum model line products development cycle in preparation for commercial rollout, and streamlining of research and development effort as part of our company wide cost cutting program. As a percentage of sales, research and development expenses decreased to 33% for the three months ended September 30, 2002, from 48% for the three months ended September 30, 2001. As a percentage of sales, research and development expenses increased to 42% for the nine months ended September 30, 2002, from 16% for the nine months ended September 30, 2001. The percentage increase in the nine-month period to September 30, 2002 is primarily caused by the lower dollar level of sales in 2002.

Selling and Marketing.    For the three months ended September 30, 2002 and 2001, selling and marketing expenses were $1.7 million and $1.6 million, respectively. For the nine months ended September 30, 2002 and 2001, selling and marketing expenses were $5.3 million and $6.2 million, respectively. The decrease in expenses is due to reduced travel costs and lower relative sales commissions. As a percentage of sales, selling and marketing expenses increased from 16% for the three months ended September 30, 2001 to 23% for the three months ended September 30, 2002. As a percentage of sales, selling and marketing expenses increased to 21% for the nine months ended September 30, 2002, from 6% for the nine months ended September 30, 2001. The percentage increase is primarily caused by the lower dollar level of sales in 2002.

General and Administrative.    For the three months ended September 30, 2002 and 2001, general and administrative expenses were $3.4 million and $4.2 million, respectively. For the nine months ended September 30, 2002 and 2001, general and administrative expenses were $12.5 million and $15.8 million, respectively, excluding the 2001 receivable valuation charge of $11.6 million related to Winstar. The decrease was a direct result of headcount reduction in corporate and administrative personnel and facility consolidation. As a percentage of sales, general and administrative expenses for the three months ended September 30, 2002 and 2001 increased to 45% from 41%, respectively, due to the decline in sales levels when comparing the two periods. As a percentage of sales, general and administrative expenses increased to 51% from 16% for the nine months ended September 30, 2002 and 2001, respectively, for the same reason.

Change in accounting principle.    Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. Under previous accounting treatment, goodwill was amortized quarterly upon a fixed schedule. We adopted SFAS 142 on January 1, 2002, and, as a result, stopped recording goodwill amortization but did record a transitional impairment charge of $5.5 million in the first quarter of 2002, representing the difference between the fair value of expected cash flows from the Services business unit, and its book value.

Interest Expense.    For the three months ended September 30, 2002 and 2001, interest expense was $1.0 million and $0.5 million, respectively. Interest expense for the third quarter of 2002 consisted primarily of interest on the principal amount of our 4.25% Convertible Subordinated Notes, interest on capital leases and a charge of $0.6 million arising on the conversion of Notes in accordance with SFAS 84 “Induced Conversion of Convertible Debt”. For the nine months ended September 30, 2002 and 2001, interest expense was $2.0 million and $1.5 million, respectively. The higher expense in 2002 was due to a charge of $0.8 million arising on the conversion of Notes in accordance with SFAS 84.

Other Income (Expense), Net.    For the three-month period ended September 30, 2002, other expense, net, totaled $1.3 million compared to $1.1 million in the comparable three-month period in 2001. Other expense in the third quarter of 2002 comprised primarily of legal settlement expenses with vendors of $0.8 million and write-off of a notes receivable of $0.8 million from Spectrasite, which represents partial consideration for the sale of RT Masts in first quarter of 2001. For the nine-month period ended September 30, 2002, other expense, net, totaled $1.2 million compared to $0.4 million in the comparable nine-month period in 2001. The expenses in third quarter of 2002 contributed to the higher net expense for the nine-month period ended September 30, 2002.

Gain on Sale of Subsidiary.    On February 7, 2001, we completed the divestiture of RT Masts, Ltd. for approximately $12 million in cash, an additional $750,000 in a nine-month escrow deposit plus a long-term note receivable from the purchaser of $750,000. We realized a book gain of $9.8 million from the sale of the stock of RT Masts, Ltd.

Extraordinary Item.    In the second quarter of 2002, we repurchased 4.25% Convertible Subordinated Notes with a principal value of $1.75 million for approximately $384,000.

Provision (Benefit) for Income Taxes.    We had no provision for income tax for the three months and nine months ended September 30, 2002. The provisions in 2001 were primarily related to state and foreign taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

During the nine-month period ended September 30, 2002, we used approximately $16.2 million of cash in operating activities, primarily related to the net loss of $32.2 million, which was offset by $5.5 million of non-cash goodwill impairment charges and depreciation expense of $5.3 million. Other significant contributions to cash flow from operations for the quarter were cash generated through decrease in inventory of $8.5 million, and net reduction of prepaid expenses and other current assets of $3.2 million, partially offset by the $1.4 million non-cash extraordinary gain on retirement of Notes, and a net reduction in payables and other accrued liabilities of approximately $10.0 million, which resulted from vendor settlements and a slowdown of overall payable balances occurring in the period as a result of reduced orders from domestic CLEC customers, and consolidation of operating facilities and related administrative expenses.

During the nine-month period ended September 30, 2001, we used approximately $12.2 million of cash in operating activities, primarily due to the net loss of $57.6 million, which was offset by $38.8 million of non-cash write-off of receivables and inventories, and depreciation charge totaling $47.1 million. Other contribution to cash flows were from reduction of inventories, prepayments and other current assets and receivables totaling $42.4 million, but these were offset by decrease in accounts payable and other accrued liabilities totaling $43.6 million.

During the nine-month period ended September 30, 2002, we generated approximately $2.4 million of cash from investing activities due to the decrease in restricted cash of $2.9 million. The cash was restricted due to an attachment procedure by a vendor with whom we were in dispute in 2001. We settled with the vendor in the first quarter of 2002. During the nine-month period ended September 30, 2001, we received approximately $9.3 million from investing activities, primarily from the sale of RT Masts, Ltd which provided us with $12.1 million, and this was partially offset by $2.8 million spending for the acquisition of property and equipment.

During the nine-month period ended September 30, 2002, we generated $8.2 million of cash flows from financing activities, primarily through $7.3 million net proceeds from issuance of common stock, and $1.6 million cash advances from a bank line            , offset by payments for capital leases and repurchase of Notes. During the nine-month period ended September 30, 2001, we used approximately $8.6 million in financing activities to repay our bank line of credit and capital leases, offset by a $3 million net proceeds from issuance of common stock.

As of September 30, 2002 our principal sources of liquidity consisted of approximately $1.6 million of cash and cash equivalents, and additional amounts which we may borrow under the existing credit facility with the bank. These resources, without receiving more funding, are probably inadequate.

We have restructured the repayment of the $22.4 million, 4.25% Convertible Subordinated Notes shown as long term liability on September 30, 2002. As part of the restructuring, we have on November 1, 2002 issued $22,390,000 aggregate face value of 7% Convertible Subordinated Notes due November 1, 2005, in exchange for the same amount of 4.25% Notes. The 7% Notes are convertible to our common stock at $2.10 per share, subject to adjustment. As of September 30, 2002, we have a balance of $1.7 million of the 4.25% Notes maturing on November 1, 2002, and these were accordingly paid on the due date.

There can be no assurance that we will be able to increase sales, or that additional financing will be available to us on acceptable terms to fund our operations. Without sufficient capital to fund our operations, it is unlikely that we will be able to continue as a going concern despite the fact that we have made significant reductions in our operating expense levels over the past twelve months and most of the 4.25% Notes were restructured. Our independent accountants’ opinion on our consolidated financial statements for the year ended December 31, 2001 included an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern.

As of September 30, 2002, we are not in compliance with the revenue covenant provided in the bank documents, and we have submitted an application to the bank for a waiver of the non-compliance. At the date of this report, the bank has not responded to the waiver request.

The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Less than one year	One to three years	Three to five years	After five years	Total
Obligations (in $000):
Convertible subordinated notes	$1,742	$—	$22,375	—	$24,117
Non-cancelable operating lease obligations	3,209	7,948	728	—	11,885
Capital lease obligations	442	2,199	—	—	2,641

Total	$5,393	$10,147	$23,103	—	$38,643

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

In August 2001, the FASB issued FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted FAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on its financial position and results of operations.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption is not expected to have a material impact on the Company’s financial position and results of operations.

CERTAIN FACTORS AFFECTING THE COMPANY

Continuing weakness in the telecommunications equipment and services sector would adversely affect the growth and stability of our business

A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Our customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, canceling orders, and, in general, not building out any significant additional infrastructure at this time. In addition, our accounts receivable, inventory turnover, and operating stability can be jeopardized if our customers experience financial distress. Our services business’ largest customer began a slowdown and deferral of previously committed work orders as of the end of the second quarter of 2001, and this has persisted in 2002. We do not believe that our products and services sales levels can recover while an industry-wide slowdown in demand persists.

Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown for P-Com in 1998 and 2001-2002. The soft economy and slowdown in capital spending encountered in 2001-2002 in the United States, the United Kingdom and other geographical markets have had a significant depressing effect on the sales levels of telecommunications products and services such as ours. These factors may continue to adversely affect our business, financial condition and results of operations. We cannot sustain ourselves at the currently depressed sales levels.

Deterioration of Business and Financial Positions

Our business and financial positions have deteriorated significantly. From inception to September 30, 2002, our aggregate net loss is approximately $327 million. Our September 30, 2002 cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders’ equity were all substantially below levels of one year ago.

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

Proposed Merger of P-Com with Telaxis Communications Corporation

We signed an Agreement and Plan of Merger with Telaxis Communications Agreement dated September 9, 2002. In connection with or in anticipation of the proposed merger, our business, operating results and financial condition could be affected by any of the following factors.

We and Telaxis may not realize the intended benefits of the merger if the combined company is not able to integrate both companies’ operations, products and personnel in a timely and efficient manner. In order for the new combined company to provide products and services with greater value to its customer base after the merger, all aspects of operations and other organizations functions will need to be integrated in a timely and efficient manner. This process may ultimately be difficult and time-consuming, as well as costly due to the existing separate natures of the organizations and different markets served by their respective products. Coordination between the two organizations’ engineering, marketing, sales and administrative teams in merging into the new company is critical to success. Telaxis’ Chief Executive Officer (“CEO”), John Youngblood is to become CEO of the combined company, but many other combined company officers will come from the P-Com team. Items such as corporate culture differences, and different approaches to technology development and application may present difficulties in integrating the two organizations. If we are not successful in these efforts in a reasonable time, this could adversely affect the combined company’s business processes and chances for success.

Sales of our and Telaxis’ products could decline or be inhibited if the pending merger disrupts customer or partner relationships. Our customers or potential customers may delay or alter their buying patterns during the pendency of, and following, the merger. Customers may delay or change their purchasing habits for our products as and until they evaluate the likelihood of the successful integration of the companies’ operations and future product strategies are identified in the marketplace. Existing or potential customers may purchase competitors’ products in the meantime. Also, by combining companies, existing P-Com customers may view the new combined company as a more direct competitor than dealing with the previous P-Com organization alone. Any delays in market acceptance of the new combined companies and management team could cause sales of the combined company’s products to decline.

Telaxis’ FiberLeap™ product may not gain commercial success in the broadband wireless marketplace and thus the anticipated upside sales and operating results from combining this product line with our existing lines may not materialize and the potential synergistic results of the merger will not be realized. Indeed, if Telaxis’ products do not succeed, we may be seen to have issued a large number of shares and received relatively little value in return.

Telaxis is a defendant in a pending securities class action lawsuit alleging, among other things, violations of the registration and antifraud provisions of the federal securities laws due to alleged statements or omissions in Telaxis’ initial public offering.

The merger cannot occur unless Telaxis’ shareholders have approved and adopted the merger agreement. Under Massachusetts law, at least 66.7% of the outstanding shares of Telaxis must approve the merger. The failure of Telaxis to achieve this approval level would stop the proposed merger, and the merger is also subject to other closing conditions which must either be satisfied or waived. If this merger does not happen, we will have expended significant portion of our present liquid resources in the merger process and would have received no assumed benefits in terms of a stronger combined balance sheet and more liquidity as a result. It is possible that we would have diminished ability to find alternative merger partners in a period of tight financial markets and global customer market downturn, and with our own liquidity position further deteriorated.

In anticipation of the merger, we have prepared a business plan in the context of a combined company which includes the cash that Telaxis would inject into our operations and a marketing plan which harnesses the synergy from our expanded product range. Due to changes in our and Telaxis’ legal and business conditions since the signing of the agreement, a closing date of the proposed merger cannot be estimated, nor can there be any assurance that the merger will be consummated as originally contemplated or at all. If the closing of the merger is delayed, or does not happen at all, we would be unable to execute our business plan of the combined company, thus we would be unable to realize the benefits of the improved liquidity and expanded product range that we had anticipated. Our stock price could also fluctuate widely as a result, particularly to the extent that our current stock price reflects a market assumption that the merger will be completed as originally planned.

Nasdaq Delisting

To maintain the listing of our common stock on the Nasdaq National Market, we are required to meet certain listing requirements, including a minimum bid price of $1.00 per share. Because we did not meet this requirement, Nasdaq moved our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market effective August 27, 2002. Additionally Nasdaq notified us that, subject to maintaining compliance with the various rules necessary for continued listing on the Nasdaq SmallCap Market, the Company’s stock could be delisted from the market unless it reaches and maintains the minimum $1 bid price for a period of 10 consecutive days by February 10, 2003. Should our common stock be delisted from the Nasdaq SmallCap Market, it would likely be traded on the so-called “pink sheets” or on the “Electronic Bulletin Board” of the National Association of Securities Dealers, Inc. However, this alternative could result in a less liquid market available for existing and potential shareholders to trade shares of our stock and could ultimately further depress the trading price of our common stock.

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

If adequate funds are not available, we may be required to close business or product lines, further restructure or refinance our debt or delay, further scale back or eliminate our research and development program, or manufacturing operations. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition.

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

We may not be successful in selecting, developing, manufacturing and marketing new systems or enhancements or related software tools. For example, to date, revenue generated through the sales of Point-to-Multipoint systems has not met original expectations, and sales were down sharply in all product categories in the second half of 2001 and the first nine months of 2002. Also, errors could be found in our systems after commencement of commercial quantity shipments. Such errors could result in the loss of or delay in market acceptance, as well as expenses associated with re-work of previously delivered equipment.

Customer Concentration

In the first nine months of 2002, sales to two customers accounted for 27% of sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the global economy. Our customer concentration also results in concentration of credit risk. As of September 30, 2002, two customers accounted for 43% of our total accounts receivable balances.

Many of our significant recurring customers are located outside United States, primarily in the Asia-Pacific Rim, United Kingdom and continental Europe. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

If our customers cannot finance their purchases of our products or services, this may materially adversely affect our business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for our products and services. Current customers in the telecommunications industry have, from time to time, undergone financial difficulties and may therefore limit their future orders or find it difficult to pay for products sold to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer’s inability to finance its purchases of our products or services, may materially adversely affect our business. Difficulties of this nature have occurred in the past and we believe they can occur in the future. For instance, we recently announced a multiple year $100 million supply agreement with an Original Equipment Manufacturer in China. Even with financial assurances in place, there is a possibility that the customer will change the timing and the product mix requested. Enforcement of the specific terms of the agreement could be difficult and expensive within China, and we may not ultimately realize the total benefits currently expected in the contract period.

Finally, acquisitions in the telecommunications industry are common, which tends to further concentrate the potential customer base and in some cases may cause orders to be delayed or cancelled.

Fluctuations in Operating Results

We have experienced and will continue to experience significant fluctuations in sales, gross margins and operating results. The procurement process for most of our current and potential customers is complex and lengthy. As a result, the timing and amount of sales is often difficult to predict reliably. The sale and implementation of our products and services generally involves a significant commitment of senior management, as well as our sales force and other resources.

The sales cycles for our products and services typically involve technical evaluation and commitment of our cash and other resources for significant periods prior to realization of substantive sales and delays often occur. Delays have been associated with, among other things: customers’ seasonal purchasing and budgetary cycles, as well as their own build-out schedules; compliance with customers’ internal procedures for approving large expenditures and evaluating and accepting new technologies; compliance with governmental or other regulatory standards; difficulties associated with customers’ ability to secure financing; negotiation of purchase and service terms for each sale; price negotiations required to secure purchase orders; and education of customers as to the potential applications of our products and services, as well as related product-life cost savings.

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

Uncertainty in Telecommunications Industry

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example, in the U.S., most CLECs are experiencing financial distress, and/or have declared bankruptcy. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. Any failure to reduce actual costs to the extent anticipated when an order is received substantially in advance of shipment or an increase in anticipated costs before shipment could materially adversely affect our gross margin in such situations. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, as occurred in 2000 and 2001. Global economic conditions have had a depressing effect on sales levels in past years. The soft economy and slowdown in capital spending in 2001 and to date in 2002 in the U.S. and U.K. telecommunications markets again had a significant depressing effect on the sales levels of products and services in both years.

Inventory

In a competitive industry such as broadband wireless, the ability to effect quick turnaround and delivery on customer orders can make the difference in maintaining an ongoing relationship with our customers. This competitive market condition requires us to keep inventory on hand to meet such market demands. Given the variability of customer requirements and purchasing power, it is difficult to closely predict the amount of inventory needed to satisfy demand. If we over or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. If market conditions change swiftly, such as was the case in 2001, it may not be possible to terminate purchasing contracts in a timely fashion to prevent periodic inventory increases, thus causing additional reserves to be recorded against realization of such inventory’s carrying value. In particular, increases in inventory could materially adversely affect operations if such inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs in 1999, 2000 and 2001.

Expenses

Magnifying the effects of any sales shortfall, a material portion of our manufacturing related operating expenses is fixed and difficult to reduce quickly should sales not meet expectations.

Contract Manufacturers and Limited Sources of Supply

Our internal manufacturing capacity, by design, is very limited. Under certain market conditions, as for example when there is high capital spending and rapid system deployment, our internal manufacturing capacity will not be sufficient to fulfill customers’ orders. We would therefore rely on contract manufacturers to produce our systems, components and subassemblies. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business, financial condition and results of operations. In addition, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Many of these suppliers are in difficult financial positions as a result of the significant slowdown that we too have experienced. Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have from time to time experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. As a result, our control over the price, timely delivery, reliability and quality of finished products, components and subassemblies is reduced.

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

Additional inventory on hand for new product development and customer service requirements also increases the risk of further inventory write-downs if such products do not gain reasonable market acceptance at normal gross profit margin. Although we, through monitoring our operating expense levels relative to business plan revenue levels, try to maintain a given level of operating results, there are many market condition changes which have challenged and may continue to challenge our ability to maintain given levels of operating expenses to revenue ratios. Expansion of our operations and acquisitions in prior periods have caused a significant strain on our management, financial, manufacturing and other resources and has from time to time disrupted our normal business operations.

Our ability to manage any possible future growth may again depend upon significant expansion of our executive, manufacturing, accounting and other internal management systems and the implementation of a variety of systems, procedures and controls, including improvements or replacements to inventory and management systems designed to help control and monitor inventory levels and other operating decision criteria. In particular, we must successfully manage and control overhead expenses and inventories relative to sales levels we may attain. Additionally we must successfully meet the challenge of development, introduction, marketing and sales of new products, the management and training of our employee base, the integration and coordination of a geographically and ethnically diverse group of employees and the monitoring of third party manufacturers and suppliers. We cannot be certain that attempts to manage or again expand our marketing, sales, manufacturing and customer support efforts will be successful or result in future additional sales or profitability. Any failure to coordinate and improve systems, procedures and controls, including improvements relating to inventory control and coordination with subsidiaries, at a pace consistent with our business, could cause inefficiencies, additional operational expenses and inherent risks, greater risk of billing delays, inventory write-downs and financial reporting difficulties.

A significant ramp-up of production of products and services could require us to make substantial capital investments in equipment and inventory, in recruitment and training additional personnel and possibly in investment in additional manufacturing facilities. If undertaken, we anticipate these expenditures would be made in advance of increased sales. In such event, operating results would be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and such cost categories may periodically increase as a percentage of revenues.

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

Accounts Receivable

We are subject to credit risk in the form of trade accounts receivable. We could be unable to enforce a policy of receiving payment within a limited number of days of issuing bills, especially for customers in the early phases of business development. Our current credit policy typically allows payment terms between 30 and 90 days depending upon the customer and the economic norms of the region, as well as the requirement for certain foreign customers to place irrevocable letters of credit to insure payment under terms. We could have difficulties in receiving payment in accordance with our policies, particularly from customers awaiting financing to fund their expansion and from customers outside of the United States.

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

Intensely Competitive Industry

We are experiencing intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. Such companies offer a variety of competitive products and services and some offer broader telecommunications product lines, and include Alcatel Network Systems, Alvarion, Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, Netro, NEC, NERA, Nokia Telecommunications, SIAE, Siemens, and Proxim/Western Multiplex Corporation. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have developed competitive radio systems, and new technology featuring free space optical systems which are now in the marketplace.

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

Dependence on Key Personnel

Our future operating results depend in significant part upon the continued contributions of key technical and senior management personnel, many of who would be difficult to replace. Future operating results also depend upon the ability to attract and retain qualified management and technical personnel. Competition for such personnel is intense, and we may not be successful in attracting or retaining such personnel. Only a limited number of persons with the requisite skills to serve in these positions may exist and it may be increasingly difficult for us to hire such personnel. If the Telaxis merger is consummated, the current CEO of Telaxis, John Youngblood, will become our CEO. He will lead a mixed executive team, some coming from P-Com side and some from the Telaxis side. Potential integration and retention problems could arise. We have experienced and may continue to experience employee turnover due to several factors, including the 2002 and 2001 layoffs at our U.S. and United Kingdom locations. Such turnover and layoffs could adversely impact our business.

Volatility of Stock Price

In recent years, the stock market in general, and the market for shares of small capitalization, technology stocks in particular, have experienced extreme price fluctuations. Such fluctuations have often been unrelated to the operating performance of individual affected companies. Companies with liquidity problems also often experienced downward stock price volatility. We believe that factors such as announcements of developments related to our business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries’ economies, sales by competitors, sales of our common stock into the public market, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts’ expectations, regulatory developments, fluctuations in results of operations and general conditions in our market, or the economy, could cause the price of our Common Stock to fluctuate widely. The market price of our Common Stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

ITEM	4. Controls and Procedures

(a)    Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)    Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2002, we issued an aggregate of 1,082,800 new shares of our Common Stock with a fair market value of $0.6 million upon conversion of 4.25% Convertible Subordinated Notes with a principal value of $2.7 million.

The above issuance was exempt from registration under the Securities Act, as Section 4(2) private offerings and/or Section 3 (a)(9) exchanges under the Securities Act.

Pursuant to an agreement with Silicon Valley Bank on September 20, 2002, the Company issued a 300,000 share common stock warrant in connection with a credit facility. The warrant exercise price is $0.72 for a share of common stock, is valid for 10 years, and is fully vested and immediately exercisable. The warrant issuance was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Beginning July 17, 2002, we solicited written consent from our stockholders for an amendment to our Restated Certificate of Incorporation to authorize a reverse stock split of our common stock, the reverse stock split to be of a size within a range of one-for-two up to one-for-ten. Written consent was granted by more than fifty percent (50%) of the shares When the solicitation ended on August 16, 2002, 22,974,414 consent, in favor had been received. The holders of 869,942 shares voted against, and there were 42,239 abstentions. The reverse stock split has not yet been implemented.

ITEM 5.     OTHER INFORMATION.

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
2.1(1)	Agreement and Plan of Merger by and among P-Com, Inc, XT Corporation and Telaxis Communications Corporation, dated as of September 9, 2002.
3.3A	Certificate of Amendment of Restated By-Laws of P-Com, Inc., dated August 27, 2002.
4.1(2)(3)	Form of Common Stock Warrant Agreement dated March 1, 2002 between P-Com, Inc. and Cagan McAfee Capital Partners, LLC for 100,000, 460,000 and 40,000 shares respectively.
4.11(4)	Indenture dated as of November 1, 2002, between P-Com, Inc. and State Street Bank and Trust Company of California, N.A., as Trustee.
10.102(4)	Registration Rights Agreement dated November 1, 2002
10.103	Indemnification Agreement between P-Com, Inc. and Caroline B. Kahl dated September 19, 2002
10.104	Agreement for Settlement and Release of Claims by and between SPC Electronics America, Inc. and P-Com, Inc. dated April 3, 2002.
10.105	Agreement for Settlement and Release of Claims by and among Remec, Inc., Remec Wireless, Inc., and Remec Manufacturing Philippines, Inc. and P-Com, Inc. and P-Com, Italia S.p.A. dated July 10, 2002.
10.106	Agreement for Settlement and Release of Claims by and among EESA, Inc., EESA Europe S.r.l., and Eltel Engineering S.r.l. and P-Com, Inc. and P-Com, Italia S.p.A. dated April 23, 2002.
10.107	Loan and Security Agreement by and between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002
10.108	Loan and Security Agreement (Exim Program) by and between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002
10.109	Secured Promissory Notes issued to Silicon Valley Bank dated September 20, 2002
10.110	Warrant to Purchase Stock Agreement by and between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002
10.111	Amendment to OEM Agreement by and between P-Com, Inc. and Shanghai Datang Mobile Communication effective July 1, 2002

99.1	Certification under Section 906 of the Sarbanes-Oxley Act 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 2002.

(2)	Incorporated by reference to the identically numbered exhibit to the Company’s registration statement on Form S-3 as filed with the Securities and Exchange Commission on September 25, 2002.

(3)
100,000 Common Stock Warrant assigned to Alta Partners Discount Convertible Arbitrage Holdings on July 11, 2002; and 40,000 Common Stock Warrant currently in process of being assigned to Ellen Hancock.

(4)	Incorporated by reference to the identically numbered exhibit to the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on November 6, 2002.

b)	Reports on Form 8-K

On September 12, 2002, we filed a Form 8-K current report with regard to an event of September 9, 2002: an Agreement and Plan of Merger by and among the Company, a wholly owned subsidiary of the Company and Telaxis Communications Corporation.

On July 9, 2002, we filed a Form 8-K current report with regard to an event of June 27, 2002: the implementation of our 1-for-5 reverse stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P-COM, INC.

Date: November 14, 2002	By:	/s/ George P. Roberts
George P. Roberts Chairman of the Board of Directors and Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2002	By:	/s/ Leighton J. Stephenson
Leighton J. Stephenson Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer)

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George P. Roberts, the principal executive officer of P-COM, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of P-COM, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ George P. Roberts
George P. Roberts Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Leighton J. Stephenson, the principal financial officer of P-COM, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of P-COM, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Leighton J. Stephenson
Leighton J. Stephenson Principal Financial Officer

EXHIBIT INDEX

2.1(1)	Agreement and Plan of Merger by and among P-Com, Inc, XT Corporation and Telaxis Communications Corporation dated as of September 9, 2002.
3.3A	Certificate of Amendment of Restated By-Laws of P-Com, Inc. dated August 27, 2002.
4.1(2)(3)	Form of Common Stock Warrant Agreement dated March 1, 2002 between P-Com, Inc. and Cagan McAfee Capital Partners, LLC for 100,000, 460,000 and 40,000 shares respectively.
4.11(4)	Indenture dated as of November 1, 2002, between P-Com, Inc. and State Street Bank and Trust Company of California, N.A., as Trustee.
10.102(4)	Registration Rights Agreement dated November 1, 2002
10.103	Indemnification Agreement between P-Com, Inc. and Caroline B. Kahl dated September 19, 2002
10.104	Agreement for Settlement and Release of Claims by and between SPC Electronics America, Inc. and P-Com, Inc. dated April 3, 2002.
10.105	Agreement for Settlement and Release of Claims by and among Remec, Inc., Remec Wireless, Inc., and Remec Manufacturing Phillipines, Inc. and P-Com, Inc. and P-Com, Italia S.p.A. dated July 10, 2002.
10.106	Agreement for Settlement and Release of Claims by and among EESA, Inc., EESA Europe S.r.l., and Eltel Engineering S.r.l. and P-Com, Inc. and P-Com, Italia S.p.A. dated April 23, 2002.
10.107	Loan and Security Agreement by and between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002
10.108	Loan and Security Agreement (Exim Program) by and between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002
10.109	Secured Promissory Notes issued to Silicon Valley Bank dated September 20, 2002
10.110	Warrant to Purchase Stock Agreement by and between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002
10.111	Amendment to OEM Agreement by and between P-Com, Inc. and Shanghai Datang Mobile Communication effective July 1, 2002
99.1	Certification under Section 906 of the Sarbanes-Oxley Act 2002

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 2002.

(2)	Incorporated by reference to the identically numbered exhibit to the Company’s registration statement on Form S-3 as filed with the Securities and Exchange Commission on September 25, 2002.

(3)
100,000 Common Stock Warrant assigned to Alta Partners Discount Convertible Arbitrage Holdings on July 11, 2002; and 40,000 Common Stock Warrant currently in process of being assigned to Ellen Hancock.

(4)	Incorporated by reference to the identically numbered exhibit to the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on November 6, 2002.