Form 10-K
period 2002-12-31
P COM INC
filed 2003-03-31
CIK 935493

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ________ TO _______

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

           Securities registered pursuant to Section 12(b)of the Act:

           Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.0001 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. YES [X]   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined
in the Exchange Act Rule 12b-2. YES [ ]   NO [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.6 million (based upon the price the Registrant's Common Stock was sold in December 2002). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Effective March 10, 2003, the Registrant's Common Stock were delisted from the Nasdaq SmallCap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

         On February 28, 2003, approximately 36,538,000 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

                                     PART I
===============================================================================

ITEM 1.      BUSINESS

The following Business section contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements are characterized by words such as "plan," "expect," "believe," "intend," "would", "will" and similar words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Certain Risk Factors Affecting the Company" and elsewhere in this Annual Report on Form 10-K.

OVERVIEW
P-Com develops, manufactures, and markets microwave radios for Point-to-Point, Spread Spectrum and Point-to-Multipoint applications for telecommunications networks worldwide. Cellular and Personal Communications Services (PCS) providers employ our Point-to-Point systems for backhaul between remote tower sites and switching centers. Network service providers and Internet service providers are able, through the deployment of P-Com equipment and systems, to respond to the demands for high-speed wireless access services, such as Internet access associated with Business-to-Business and E-Commerce business processes. Through deployment of our systems, network providers can quickly and efficiently establish integrated Internet, data, voice, and video communications for their customers, then expand and grow those services as demand increases. The wireless broadband networking market is a subset of the global telecom, cellular, PCS, Wireless Internet access, and private network markets. Because of the number of sub-markets for various products globally, reliable market statistics are not readily available.

Our Point-to-Point, Spread Spectrum and Point-to-Multipoint products contributed 71% (2001:74%) and 21% (2001:13%) and 8% (2001:13%) of our equipment revenue, respectively, in 2002.

Our wholly owned subsidiary, P-Com Network Services, Inc. (PCNS), provides engineering, installation support, program management and maintenance support services to the telecommunications industry in the United States. Network service providers (wireless and traditional wireline) outsource these tasks to approved service suppliers on a project-by-project basis. Microwave service projects are typically short in duration--one to two weeks--and primarily involve logistical installation or maintenance of millimeter wave radio systems. Central office services projects involve ordering materials and substantial man-hour commitments and can last up to three months.

Since early 2000, because of severe industry downturn related to curtailed capital spending by operators and integrators of telecom systems globally, we have disposed of non-core businesses, for example Technosystem, Cemetel, Control Resources, and RT Masts, reduced employee headcount sharply, closed non-essential offices, and reduced capital expenditure significantly. Notwithstanding the downturn, we raised $72 million in private equity financings during fiscal years 2000 to 2002. We currently have $5 million in availability under a secured line of credit from a commercial bank. Our business has been severely distressed and we have endured the bankruptcy and related loss of revenues and write-offs of our single largest customer in 2001. Short-term demand levels for broadband wireless products such as ours is unclear. However, we believe that should a market turnaround occur, wireless equipment solutions such as those offered by P-Com are attractive to broadband access providers from a viewpoint of cost efficiency, applications and ease of deployment.

P-Com was organized on August 23, 1991 as a Delaware Corporation.

INDUSTRY BACKGROUND

During the 1990s, the demand for additional multimedia infrastructure,and in particular Internet usage growth, fueled network expansion using both wireline and wireless protocols. Speed, reliability and economies of scale are the key elements inherent in commercially successful networked systems. Broadband wireless access was found to supply an efficient and particularly economical means to meet this growing demand for information transfer. Wireless networks are constructed using microwave radios and other equipment to connect cell sites, wireline and other fixed asset systems. P-Com's broadband wireless products and services are targeted to add value to the integrated service providers and wireless telephone operators globally. Our products are designed to be frequency specific by country if required.

The broadband wireless market developed into two commercially recognized architectures for voice and data transmission: Point-to-Point and Point-to-Multipoint. P-Com has developed and sold equipment in commercial quantities for both formats. P-Com does not provide products for wireline sub-sectors of the telecommunications market, including wireline systems and cable systems. Since 2000, system build out has been in a significant slowdown in the United States, South America and European telecommunications markets. Demand for wireless broadband products is currently deeply depressed. P-Com cannot ensure the proliferation of its products or guarantee a given market share of the global telecom equipment market in future years. Additionally, there are competing technologies which service the telecommunication sector's hardware demands.

BROADBAND WIRELESS IMPLEMENTATION

Global deregulation of telecommunications markets and the related allocation of radio frequencies for broadband wireless access transmission have spurred competition to supply wireless-based systems as a cost-effective alternative to traditional wireline service delivery systems. Broadband wireless systems are competitive due to the relatively short set up and deployment time, high return on capital investment, and ability to connect customers quickly once the transmission hardware and software infrastructure are in place. Moreover, network operators can mitigate the risk of "stranded capital costs" inherent in wireline hardware. Such systems do not scale as well as the wireless alternatives as user's needs expand or change over time.

End users who need to transport information from one location to another have a choice of wired or wireless solutions. Wired solutions typically take the form of lines that are leased from telephone companies. The associated lease payments tend to be less attractive than the cost of ownership of a wireless digital microwave system. Wireless transmission of voice, data and video traffic has become a desirable alternative to wired solutions due to its advantages in cost, speed of deployment, reliability, range, and ease of installation, especially in developing countries. Incumbent telephone companies also are historically slow to deploy leased lines, especially when the user is a cellular operator who essentially competes directly with them. Wireless digital microwave radios, on the other hand, can be deployed Immediately upon receiving location rights. We believe, particularly in a time of stringent capital asset rationalization, the wireless choice will be economical and effective.

GLOBAL PRIVATIZATION AND DEREGULATION: STIMULI TO BROADBAND WIRELESS ACCESS
GROWTH

In many parts of the world, telecommunications services are inadequate, unreliable or non-existent due to the lack of existing infrastructure. Additionally, many such countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. We believe competitive service providers in such markets often find deployment of wireless broadband the quickest, most economical and scalable means of providing reliable, modern telecommunications services.

For the communications service providers of the world to be able to utilize P-Com's wireless broadband systems (including P-Com's Point-to-Multipoint and Point-to-Point radio systems), they must own the licenses required to operate the systems. Once the service provider has obtained the license, they must then determine, from a number of competing systems (including non-broadband wireless systems), the one that appears best suited for their particular application.

NETWORK ARCHITECTURE BOTTLENECKS

Fiber optic networks have received much attention because of the speed and quality associated with the technology. Increasingly, network service providers are constructing fiber optic interoffice backbones to meet the significant demand created by Internet and data, video conferencing, and voice services. To satisfy the growing user demand for high-speed access, the fiber optic channels would (if not supplemented by other systems) have to extend all the way into the buildings in which the users reside. The fiber optic channel usually ends short of the building, at the beginning of the "last mile". Thus, users are often forced to use slower dial-up modem connections and ISDN (Integrated Services Digital Network) services, or ADSL (Asymmetrical Digital Subscriber Line) service, with its inherent distance limitations. This local access "bottleneck" denies users the real benefits afforded by fiber optic backbones because the highest speed that users can experience is that of the local access portion of their end-to-end connection. To overcome such limitations in a quick and efficient manner, we believe a broadband wireless solution is attractive to incumbent and competitive carriers alike because the local access speed restrictions are not an issue with broadband wireless equipment.

THE P-COM STRATEGY

Our goal is to be the leading worldwide supplier of high-performance Point-to-Point, Spread Spectrum and Point-to-Multipoint wireless access equipment. Our strategy to accomplish this objective is to:

         o        Focus on Point-to-Point, Spread Spectrum and
                  Point-to-Multipoint microwave markets. P-Com designs products specifically for the millimeter wave and spread spectrum microwave frequency bands. We have designed P-Com's core architecture to optimize the systems for operation at millimeter and microwave frequencies.

         o Continue expansion of our identified global market opportunities. We have met the standards established by the European Telecommunications Standards Institute (ETSI) and achieved regulatory approval for our systems in Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, Latvia, France, Germany, Greece, Hungary, Italy, Japan, Jordan, Mexico, Saudi Arabia, Spain, and the United Kingdom, as well as the United States. We continue to seek to obtain type approval in other countries as the markets develop and the need arises. We maintain sales and/or support offices in Italy, China, Singapore and the United Kingdom

         o Build and sustain manufacturing cost advantage. We have designed our system architecture to reduce the number of components incorporated into each system, and to permit the use of common components and "building blocks" across the range of our products. This approach assists in manufacturing cost reduction through volume component purchases and enabling a standardized manufacturing process. Utilization of turnkey contract manufacturers eliminates expensive in-house manufacturing assembly, and provides ability to scale up or down as conditions dictate.

         o Exploit Engineering synergies. Due to similarities among our product lines, we have created new design architectures that strive to obtain commonality in different products. This approach reduces manufacturing costs and affords improved time to market and feature sets.

         o Maximize our customers' revenue. One of the main objectives of the access providers who buy broadband wireless products from us or our competitors is the establishment of an access system that enables them to derive from their allocated frequency bandwidth the maximum amount of revenue-producing traffic, also known as "throughput." The greater the "throughput" capability of a wireless broadband system, the greater the access provider's revenue production potential. Because our products are scaleable, users can quickly maximize throughput utilizing software alone to meet network demands. This allows network operators to make optimum use of their allocated frequency bandwidth, thus maximizing revenue.

         o Leverage and maintain software leadership. We differentiate our systems through proprietary software embedded in the IDU (Indoor Unit), ODU (Outdoor Unit), and in the Windows and SNMP-based software tools. This software is designed to allow us to deliver to our customers a high level of functionality that can be easily reconfigured by the customer to meet changing needs. Software tools are also used to facilitate network management.

RANGE OF PRODUCT CHOICES

We offer access providers around the world a range of wireless systems that encompass Point-to-Multipoint wireless broadband, Point-to-Point wireless broadband, and Spread Spectrum systems, with each product targeting a specific market.

Point-to-Point wireless broadband systems are typically deployed by cellular operators for wireless cellular interconnect and backhaul. Cellular interconnect comprises any of the wireless connections between a Base Station Transceiver
(BTS), Base Station Controller (BSC), and Mobile Switching Center (MSC). Backhaul, or the transport of cellular traffic between mobile wireless towers and the mobile switching office on cellular phone networks, is a typical application for Point-to-Point equipment.

Point-to-Point wireless broadband is a dedicated link wireless technology enabling voice and data services between a subscriber and the network. For each new subscriber using this service, the network service provider provides a separate set of dedicated access equipment. As mobile service usage continues to grow, cellular service providers will have to continue to scale down existing cells into smaller ones to reuse precious spectrum. With each such division of cells comes opportunity for new wireless Point-to-Point applications because of the need for more backhauls.

Spread Spectrum radios are license-free, that is it does not require the Federal Communication's Commissions approval (or other regulatory body in foreign countries) before our equipment is deployed, and they are generally less expensive than licensed products. They are sold through Value Added Resellers and system integrators for private and public networks, providing last-mile wireless connectivity.

Internet Service Providers and system operators typically use Point-to-Multipoint where bandwidth availability is critical to profitable system operation. Point-to-Multipoint broadband wireless service is a wireless technology that provides the high-speed access service. This service is drawing interest because it can be rapidly deployed; it is highly efficient, reliable, and scalable; it is cost effective because it can serve many subscribers from one hub: and it can be expanded as demand for service dictates. Nonetheless, the traditional system providers' build out approach has resulted in P-Com's and its competitors' Point-to-Multipoint products only gradually gaining market share in the wireless broadband market.

Access providers determine from studies of their market whether to provide a Point-to-Multipoint or Point-to-Point system or a combination of both, to best meet their business plan objectives. Additionally, access providers determine if Frequency Division Multiple Access ("FDMA") or Time Division Multiple Access ("TDMA") mode, or a combination of both, best satisfies their engineering requirements. Although TDMA appears to offer the most cost effective use of bandwidth, FDMA has the advantage of being easier to deploy and allows providers to guarantee higher quality service levels to their customers.

To complete our product portfolio, P-Com has OEM agreements with fSona Communications Corporation and MNI (Microwave Networks Inc.) for two additional products. fSona provides an unlicensed Free Space Optics (FSO) radio, which use advanced line-of-sight wireless laser communications technology to enable secure, high-speed connections from 155 to 1500 Mbps. MNI provides a private labeled version of their 155 Mbps SDH (Synchronous Digital Hierarchy) radio that is available in many frequencies including 18, 23, 26 and 38 GHz.

The greater the number of frequencies provided for by the wireless broadband manufacturer, the greater the manufacturer's potential market penetration. Our systems utilize a common architecture in the millimeter wave and spread spectrum microwave frequencies, including 2.4 GHz, 5.7 GHz, 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 28 GHz, 31 GHz, 38 GHz, and 50 GHz.

We provide both Point-to-Multipoint and Point-to-Point systems in a broad range of frequencies. P-Com's competitors generally provide either
Point-to-Multipoint or Point-to-Point, but seldom both. Through provision of such a broad range of design options, and through the application of a network management system that is common across all our radio systems, we give broadband wireless service providers more design latitudes than those available from many competing systems and enable providers to tailor their equipment mix purchases to help maximize their "throughput." In addition, our relatively broad range of product offerings tends to cushion P-Com against the risk that a particular frequency or standard might, for whatever reason, come to dominate all marketplace alternatives, or be mandatory for a particular country or project.

Certain limitations are common to all wireless broadband systems like those provided by P-Com. Among the more common of these limitations are the requirement for line-of-sight between the hubs and the remote sites; spacing between the hubs and the remote stations; signal transmit/receive power level interference; poor performance if there is improper antenna alignment; and adjacent cell interference due to improper power levels. Professional execution of installation, path and site commissioning are mandatory for a reliable network. P-Com Network Services can provide the professional engineering and installation services required for wireless access system operation, adding an element of competitive advantage for P-Com.

TECHNOLOGY

P-Com's technological approach to Point-to-Multipoint, Point-to-Point, and Spread Spectrum digital microwave radio systems is, we believe, meaningfully different from conventional approaches. Through use of proprietary designs, P-Com can quickly produce highly integrated, feature-rich systems. The results of these integrated designs are reliability, ability to customize customer specific designs and continuing ability to be cost competitive, particularly in the current market.

P-Com's products are optimized for streamlined components, immunity to noise and interference, ease of high-volume manufacturing and installation. Yet our radios contain superior features. Equally important, because critical components and building blocks perform common functions across different product lines, P-Com's design philosophy is to design sections of each radio in a way that enable the designs to be reused with little or no modification in a different product line.

Our Point-to-Point and Spread Spectrum microwave radios consist of three primary assemblies: the Indoor Unit (IDU), the Outdoor Unit (ODU) and the antenna. The IDU houses the digital signal processing and the interfaces to the ODU via a single coaxial cable. The ODU, a radio frequency (RF) drum or enclosure, which is installed outdoors, establishes the specific transmitter and receiver frequencies and houses the proprietary P-Com frequency converter. The antenna interfaces directly to the ODU via proprietary P-Com technology.

Software embedded in our systems allows the user to easily configure and adjust system settings such as frequency, power, and capacity without manual tuning and mechanical adjustments. Software provided with our systems includes sophisticated diagnostics, maintenance, network management, and system configuration tools.

Competing systems also employ the IDU/ODU concept but P-Com's products are differentiated by how we implement the components within the IDU and ODU. By moving many frequency-sensitive components to the ODU, the user is afforded improved reliability, lower cost and easier interchangeability.

We believe our Spread Spectrum products are industry leaders, especially with our latest product release line of AirPro Gold(TM). AirPro Gold represents P-Com's latest generation of license-free Spread Spectrum radios that address many markets including Wireless Internet and the voice and data or E1 market. Rather than develop separate products for each market and application, P-Com created a single radio architecture that offers that ability to rapidly and reliably change the interface of the radio depending on the application. By inserting a series of plug-in modules, the radio interface can be changed to connect to different types of services. The simplest model, AirPro Gold.Net, offers Wireless Internet connectivity via an Ethernet port to address the Wireless Internet and Hotspot markets. The Voice and Data Market requires a different network interface to connect to the network. By simply installing a plug-in module, AirPro Gold.Net is transformed into a completely different product, AirPro Gold E1. Thus the functionality is changed from a Wireless Internet Radio to a 4 Megabits per second (Mbps) or E1 Point-to-Point radio. Additional advantages of this architecture are simplified stocking and the ability to change the radio interface as dictated by customer requirements. No other broadband wireless radio company at present offers such diverse functionality.

P-Com's third product line, Point-to-Multipoint, is composed of Base Station equipment transmitting to many Remote Terminals within a certain radius or sector. This "downlink" carries data packets known as Asynchronous Transfer Mode
(ATM) cells over the link, which allow many different media to be supported, including voice, data, fax, IP, Frame Relay, 10 BaseT, and many other services. The return, or up-link from the Remote to the Base Station, can operate in either Frequency Division Multiple Access (FDMA) or Time Division Multiple Access (TDMA) mode.

FDMA uses one or more discrete radio channels with constant throughput; similar to ordinary telephone lines in that the channel is occupied and consumes the same bandwidth whether a voice conversation is occurring or not. FDMA's advantage is that the connection is always available. However, keeping the channel occupied whether traffic is present is inefficient. TDMA addresses the issue of channel efficiency by dynamically assigning bandwidth only when it is needed. P-Com's Point-to-Multipoint system is the only solution to offer simultaneous FDMA and TDMA operation. It is not yet clear which will be the eventual dominant technology either throughout the world or in specific geographic regions. As a result, P-Com has elected to offer a greater versatility for the customer and higher levels of network flexibility by allowing both FDMA and TDMA to be simultaneously deployed within a sector thus providing the network access operator the flexibility to design the network to uniquely match the specific traffic profiles within individual sectors.

The range of the Point-to-Multipoint system is determined by many factors, the most significant aspect is modulation mode. P-Com's Point-to-Multipoint system employs a sophisticated software-selectable modulation technique called QAM (Quadrature Amplitude modulation), which can operate in any of three levels: 4, 16 and 64 level QAM. The highest level, 64 QAM, offers the highest throughput but shortest range, contrasted by 4 QAM that offers the longest range but lower throughput. This beneficial feature of software selectable modulation offers the network operator the ability to tailor the system for optimum range or optimum throughput. This provides the network provider with the capability to best match the capacity load of the customer base and to optimally use the available spectrum.

The modular design of this Point-to-Multipoint system allows the user to start with a low capacity installation, and then by adding expansion cards into the sector IDU, increase the overall throughput, and hence capacity, within the sector. This is achieved without the duplication of any of the more expensive microwave ODU equipment.

SERVICES

P-Com Network Services, Inc. (PCNS) is an installation services company providing three distinct service lines in the United States: Central Office, DC Power Central Office Transmission Services, and Wireless Services. PCNS installs and services a wide variety of central office DC power and transmission equipment produced and distributed by several manufacturers. Typically, Central Office Group projects involve full engineering, furnishing and installation (EF&I) services. PCNS also installs millimeter wave radio equipment produced by several manufacturers. Installations are generally performed in commercial buildings and consist of site preparation/construction, equipment installation and equipment commissioning into a customer network. Both the Central Office Group and Wireless Group offer full program or project management of appropriate complexity and length of time. Central Office projects are performed primarily in the Mid-Atlantic region. PCNS Wireless projects are generally performed in areas surrounding PCNS field office in Dulles, VA.

Due to the curtailment of capital spending by the Regional Bell Operating Companies (RBOC), PCNS's business has declined significantly since the second half of 2001, particularly as to wireless services installation. PCNS depends heavily on a single customer and this customer severely curtailed capital spending in mid-2001. We do not expect to return to pre-downturn cycle revenue levels in 2003, given forecasts of capital spending levels by its major customers for the year


MANUFACTURING AND TESTING
Our Campbell, California facility received its initial ISO 9001 registration in December 1993, and maintains a current certification. Our ISO 9001 registration for the United Kingdom sales and customer support facility was received in 1996 and it has current certifications; our ISO 9001 registration for the Tortona facility in Italy was first received in 1996 and it has current certification. Our production facility in Melbourne, Florida was ISO 9001 certified in 1999.

Once a system reaches commercial status, we contract with one or more of several turnkey fabricators to build radio system units in commercial quantities. Utilization of such fabricators relieves us of expensive investments in manufacturing facilities, equipment, and parts inventories. This strategy enables us to quickly scale to meet varying customer demands and changes in technology.

We test manufacture systems in our California, Italy and Florida locations prior to shipment to our customers. Testing includes the complete IDU-ODU (indoor-outdoor unit) assembly, thereby providing customers completely tested end-to-end systems unit.

SALES CHANNELS AND P-COM CUSTOMERS
Our wireless access systems are sold internationally and domestically directly through our own sales force as well as through strategic partners, distributors, systems providers, and original equipment manufacturers (OEMs). Our services are sold directly through PCNS internal sales force.

Our customers include:

---------------------------------------- ------------------- ------------------------------------ ------------------
CUSTOMER                                 PERCENTAGE OF       CUSTOMER                             PERCENTAGE OF
                                         REVENUE                                                  REVENUE
---------------------------------------- ------------------- ------------------------------------ ------------------
Orange Personal Communications System           10%          Myntahl Corporation                         13%
(OPCS)
---------------------------------------- ------------------- ------------------------------------ ------------------
D2 Vodafone (Mannesmann)                         6%          Verizon Wireless                            7%
---------------------------------------- ------------------- ------------------------------------ ------------------


During 2002, sales to Myntahl Corporation and OPCS accounted for 13% and 10% of our total sales, respectively. We expect that sales to a relatively small number of customers will continue to account for a high percentage of our sales in the foreseeable future. Although the composition of our largest customer group may vary from period to period, the loss of a significant customer or a major reduction in orders by any significant customer, through reductions due to market, economic or competitive conditions in the telecommunications industry, may have a material adverse effect on our business, financial condition and results of operations. While we generally enter into written agreements with our major customers, they generally do not provide for minimum purchase commitments. Our ability to maintain or increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, and the economy in general.

We operate in two business segments: Product Sales and Service Sales. The Product Sales segment organization is located primarily in the United States, with manufacturing and/or sales support operations in Italy, the United Kingdom and China. We develop, manufacture and/or market network access systems for use in the worldwide wireless telecommunications market. The Service Sales segment, located in the United States (and in the UK prior to February 2001), performs engineering, furnishing installation and program management services through its Central Office Group and Wireless Group. Note 8 to the Consolidated Financial Statements contains additional information regarding the operations of our operating segments, as well as the allocation of sales by geographic customer destination.

Our backlog was approximately $2.9 million as of December 31, 2002, as compared to approximately $5.9 million as of December 31, 2001. The decrease was due to continuing worldwide recession in capital spending within the telecommunications industry and lack of forecast clarity from continuing customers. We include in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of our backlog scheduled for shipment in the twelve months following December 31, 2002 can be cancelled, since orders are often made substantially in advance of shipment, and most of our contracts provide that orders may be cancelled with limited or no penalties for a specified period before shipment. Therefore, backlog is not necessarily indicative of future sales for any particular period.

RESEARCH AND DEVELOPMENT

P-Com has a continuing research and development program to enhance our existing systems and related software tools and to introduce new systems. We invested approximately $12.7 million, $19.8 million and $20.2 million in 2002, 2001, and 2000, respectively, in research and development efforts and expect to continue to invest material resources in research and development to maintain superior features creating value for many customers. Our research and development efforts can be classified into two distinct efforts: (1) increasing the functionality of our Point-to-Point and Point-to-Multipoint radio systems under development by adding additional frequencies and capacities to our product lineup, our network management system software offering, and developing other advancements to radio systems, and (2) integrating new functionality to extend the reach of our products into the customers' networks, such as access technology which allows the customer to manage telecommunications services at its site and to integrate voice, data, video and facsimile in one offering. Our current efforts may not result in new product introductions or material modifications to existing products. The wireless telecommunications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards globally. Our ability to be competitive in this market will depend in significant part upon our ability to successfully develop, introduce, and sell new systems and enhancements and related software tools on a timely and cost effective basis that respond to changing customer requirements. We have experienced and may continue to experience delays from time to time in completing development and introduction of new systems, and enhancements for related software tools. Errors may still be found in our systems after commencement of commercial shipments, which would result in the loss of or delay in market acceptance.

SALES AND MARKETING
Our sales and marketing efforts are directed from our corporate offices in Campbell, California. We have sales operations and customer support facilities in the United Kingdom and Italy that serve the European market, and in China and Singapore for Asian markets. Internationally, we use a variety of sales channels, including system providers, OEMs, dealers and local agents. We also sell directly to our customers. We have established agent relationships in numerous other countries in the Asia/Pacific region, the Middle East, Latin America, and Europe.

Typically, our sales process commences with the solicitation of bids by prospective customers. If selected to proceed further, we may provide systems for incorporation into system trials, or we may proceed directly to contract negotiations. When system trials are required and successfully completed, we then negotiate a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed and/or enhanced.

We believe that, due to the complexity of our radio systems, a high level of technical sophistication is required on the part of our sales and marketing personnel. In addition, we believe that after-sale customer service programs are fundamental to customer satisfaction and the potential for follow-on business. New customers are provided engineering assistance for installation of the initial units as well as varying degrees of field training depending upon the customer's technical aptitude. All customers are provided telephone support via a 24-hour customer service help desk. Our customer service efforts are supplemented by our system providers.

COMPETITION
The worldwide wireless communications market is very competitive. P-Com's wireless radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We have experienced competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services, including Alcatel Network Systems, Alvarion, Stratex Communication Systems Networks, Ericsson, Harris-Farinon Division, Nokia, Nortel, SIAE, Hughes Network Systems, and Proxim. Many of these companies have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services, such as Digital Subscriber Line (DSL). We may also face competition in the future from new market entrants offering competing technologies. Our results of operations may depend in part upon the extent to which customers who choose to rely on wireless strategies, elect to purchase from outside sources rather than develop and manufacture their own radio systems. Customers may choose not to rely on, or expand, their reliance on P-Com as an external source of supply for their radio systems. Recently, certain of our competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies. Competition is especially intense during the current period of depressed demand for telecommunications infrastructure equipment. We expect our competitors to continue to improve the performance and lower the price of their current products, and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by our competitors prior to our introduction of competing technology could cause a significant decline in sales or loss of market acceptance of our systems or intense price competition, or make our systems or technologies obsolete or noncompetitive. We have experienced significant price competition and expect price competition to intensify in view of the current market downturn. This may materially adversely affect our gross margins and business, financial condition and results of operations. We believe that our ability to continue to compete successfully is based on factors both within and outside of our control. Timing of new product line introductions, performance characteristics of our equipment and the ability of our own customers to be successful all play key roles. We will continue to be required to expend significant resources on new product development and enhancements.

The principal elements of competition in our market, and the basis upon which customers may select our systems, include price, performance, software functionality, ability to meet delivery requirements and customer service and support.

GOVERNMENT REGULATION
Radio telecommunications are subject to extensive regulation by the United States and foreign governmental agencies and international treaties. Our systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the limited availability of frequency spectrum has inhibited growth of wireless telecommunications networks. In order for us to operate within a specific country's jurisdiction, we must obtain regulatory approval for our systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless telecommunications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by P-Com and its customers, which in turn may have prevented or delayed the sale of systems by us to such customers.

The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of in the country operations in the particular jurisdiction. Such regulations or such changes could require us to modify our products and incur substantial costs and delays to comply with such time-consuming regulations and changes. In addition, we are also affected to the extent that domestic and international authorities regulate the allocation and auction of the radio frequency spectrum.

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

The regulatory environment in which we operate is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting development efforts by our customers, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on our business and results of operations. We might deem it necessary or advisable to modify our systems to operate in compliance with such regulations. These modifications could be extremely expensive and time consuming.

INTELLECTUAL PROPERTY
We rely on our ability to obtain and enforce combination of patents, trademarks, trade secrets, copyrights and a variety of other measures to protect our intellectual property rights. We currently hold fourteen U.S. patents and six U.S. copyrights on software. We generally enter into confidentiality and nondisclosure agreements with service providers, customers and others, and to limit access to and distribution of our proprietary technology. We also enter into software license agreements with our customers and others. However, there can be no assurance that these measures will provide adequate protection for our trade secrets or other proprietary information, that disputes with respect to the ownership of our intellectual property rights will not arise, that our trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that we can otherwise meaningfully protect our intellectual property rights. Any patent owned by us may be invalidated, circumvented or challenged, the rights granted thereunder may not provide competitive advantages to us or any of our pending or future patent applications may not be issued with the scope of the claims sought by us, if at all. Furthermore, others may develop similar products or software, duplicate our products or software or design around the patents owned by us, or third parties may assert intellectual property infringement claims against us. In addition, foreign intellectual property laws may not adequately protect our intellectual property rights abroad. Failure to protect our proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Litigation may be necessary to enforce our patents, copyrights and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations regardless of the outcome of the litigation. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and these assertions may materially adversely affect our business, financial condition and results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However a license may not be available under reasonable terms or at all. In addition, should we decide to litigate such claims, the litigation could be extremely expensive and time consuming and could materially adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation.

EMPLOYEES
As of February 28, 2003, P-Com and our subsidiaries employed a total of 186 employees, including 82 in Operations, 31 in Research and Development, 38 in Sales and Marketing, 4 in Quality Assurance and 31 in Administration. We believe that future results of operations will depend in large part on our ability to attract and retain highly skilled employees. None of our employees are represented by a labor union, and we have not experienced any work stoppages to date. P-Com Germany employed 15 prior to its closure in July 2001. RT Masts employed 170 before it was sold in February 2001. Due to the drastic downturn in the U.S. CLEC and other global telecommunication build out activity, we decreased our workforce in the first, second, third and fourth quarters of 2002 by 36, 107, 19, and 24 employees, respectively.

ITEM 2.  PROPERTIES

            LOCATION OF                                                     SQUARE            DATE LEASE
        LEASE FACILITY (1)                       FUNCTIONS                 FOOTAGE              EXPIRES
        ------------------                       ---------                 -------              -------

   HEADQUARTERS Campbell, CA        Administration                              61,000   November 2005
                                    Customer Support/
                                    Sales/Engineering/
                                    Manufacturing/Research
   San Jose, CA                     Warehouse                                   34,000   September 2003
   Redditch, England                Sales/Customer Support                       5,500   June 2005
   Watford, England                 Research/Development                         7,500   April 2008
   Redditch, England                Warehouse                                    6,800   September 2004
   Dulles, VA (2)                   Administration                               8,750   October 2007
   Sterling, VA                     Sales/Customer Support/Warehouse            24,500   July 2007
   Phoenix, AZ (3)                  Services                                     2,540   January 2003

   Melbourne, Florida               Research/Development                        22,225   July 2004
   Beijing, China                   Sales/Customer Support                       4,200   July 2003
   Singapore                        Sales and Customer Support                     560   October 2003

(1) All locations support product sales except Phoenix, AZ; Sterling, VA and Dulles, VA, which supports services sales.
(2) Facility was closed in February 2003.
(3) Facility was closed upon expiry of lease.


P-Com Italia, S.p.A., owns and maintains its corporate headquarters in Tortona, Italy. This facility, approximately 36,000 square feet, provides design, test, manufacturing, mechanical, sales support and warehouse functions.

ITEM 3. LEGAL PROCEEDINGS

 None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Beginning July 17, 2002, we solicited written consents from our stockholders for an amendment to our Restated Certificate of Incorporation to authorize a reverse stock split of our common stock, the reverse stock split to be of a size within a range of one-for-two up to one-for-ten. Written consent was granted by more than fifty percent (50%) of the shares. When the solicitation ended on August 16, 2002, 22,974,414 consents in favor had been received. The holders of 869,942 shares voted against, and there were 42,239 abstentions. The reverse stock split has not yet been implemented.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our Common Stock was quoted in the Nasdaq National Market under the symbol PCOM, until August 26, 2002. Because we did not meet certain listing requirements, including a minimum bid price of $1.00 per share, Nasdaq moved our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market effective August 27, 2002. Additionally Nasdaq notified us that, subject to maintaining compliance with the various rules necessary for continued listing on the Nasdaq SmallCap Market, our stock could be delisted from the Nasdaq SmallCap Market unless it reached and maintained the minimum $1 bid price for a period of 10 consecutive days by February 10, 2003. We did not meet the minimum bid price requirement. Effective March 10, 2003, our common stock was delisted from the SmallCap Market and now trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. This status change could result in a less liquid market available for existing and potential stockholders to trade shares of our stock and could ultimately further depress the trading price of our common stock. In addition, our common stock is subject to the Securities Exchange Commission's ("SEC") "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently the penny stock rules may restrict the ability of broker-dealers to sell P-Com's common stock and may affect the ability of holders to sell the common stock in the secondary market, and the price at which a holder can sell the common stock.

The following table sets forth the range of high and low sale prices, as reported on the Nasdaq National Market and Nasdaq SmallCap Market for each quarter in 2002 and 2001. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of Feb 28, 2003, there were 569 stockholders on record of our common stock.


                                                                     PRICE RANGE OF COMMON STOCK
                                                            ---------------------------------------------
                                                                     HIGH                    LOW
                                                            ----------------------  ---------------------

Year Ended December 31, 2001:
   First Quarter                                             $       1.10            $       0.25
   Second Quarter                                                    0.30                    0.11
   Third Quarter                                                     0.14                    0.05
   Fourth Quarter                                                    0.08                    0.03

Year Ended December 31, 2002:
   First Quarter                                             $       0.37            $       0.13
   Second Quarter                                                    0.36                    0.09
   Third Quarter                                                     0.82                    0.19
   Fourth Quarter                                                    0.38                    0.15

RECENT SALES OF UNREGISTERED SECURITIES
In December 2002 we issued 3,333,333 shares of common stock to two investors at a per share price of $0.15, for aggregate proceeds of $500,000 in cash. The unregistered shares were priced at an amount greater that the public market trading price of the common stock and was based on the pro forma calculation of Adjusted Net Tangible Book Value ("NTBV") per share. In conjunction with this common stock issuance, the Company issued 750,000 common stock warrants to the two investors. The warrants have an exercise price of $0.30 a share, a 10 years life, are fully vested and are immediately exercisable. There were no underwriters or commissions involved, and we relied on the exemption from registration provided by Securities Act Section 4(2) because the transaction was a non-public offering to accredited investors.

The Company issued approximately 759,000 of common stock warrants to existing accredited investor warrant holders throughout the year as a result of anti-dilution provisions contained in the warrants issuance agreements. Note 6 to the financial statements, under the caption of `Common Stock Warrants' contain a summary of the activities of common stock warrants issued and outstanding during the year. The warrant issuance was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act because the transaction was a non-public offering to accredited investors.


DIVIDENDS
To date, we have not paid any cash dividends on shares of our Common Stock. We currently anticipate that we will retain any available funds for use in the operation of our business, and do not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.      SELECTED FINANCIAL DATA


The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The balance sheet data as of December 31, 2002 and 2001 and the Statement of Operations data for the years ended December 31, 2002, 2001, and 2000, have been derived from the audited financial statements included in Item 8 of this annual report on Form 10-K.

                          STATEMENT OF OPERATIONS DATA

                                                  2002 (2)       2001 (3)         2000(4)(5)        1999(6)           1998(7)
                                               ---------------  -------------- --------------- -----------------  ---------------
                                                                (in thousands, except per share data)
Sales:
 Product                                               29,686      $   73,236      $  183,606        $  116,409       $  118,948
 Service                                                3,337          30,838          50,795            40,470           43,597
                                               ---------------  -------------- --------------- -----------------  ---------------
  Total sales                                          33,023         104,074         234,401           156,879          162,545
                                               ---------------  -------------- --------------- -----------------  ---------------

Cost of sales:
 Product                                               30,777          94,890         160,965           107,378           93,829
 Service                                                3,146          23,624          38,170            28,274           30,777
                                               ---------------  -------------- ---------------------------------  ---------------
  Total cost of sales                                  33,923         118,514         199,135           135,652          124,606
                                               ---------------  -------------- --------------- -----------------  ---------------

Gross profit (loss)                                      (900)        (14,440)         35,266            21,227           37,939

Operating expenses:
 Research and development                              12,745          19,800          20,241            32,431           38,882
 Selling and marketing                                  6,713           7,776          11,972            17,135           19,224
 General and administrative                            15,138          33,371          26,893            25,179           24,260
 Goodwill impairment / amortization                    11,407           8,034          19,598             6,547            5,023
 Restructuring and other charges                            -               -               -             3,300            4,332
 Acquired in-process research
  and development(9)                                        -               -               -                 -           15,442
                                               ---------------  -------------- --------------- -----------------  ---------------
Total operating expenses                               46,003          68,981          78,704            84,592          107,163
                                               ---------------  -------------- --------------- -----------------  ---------------

Loss from operations                                  (46,903)        (83,421)        (43,438)          (63,365)         (69,224)
 Interest expense                                      (2,466)         (1,961)         (4,750)           (8,175)          (8,652)
 Gain on sale of a subsidiary                               -           9,814               -                 -                -
 Other income (expense), net                           (1,300)           (545)         (6,977)           (2,537)           1,446
                                               ---------------  -------------- --------------- -----------------  ---------------
 Income (loss) from continuing
  operations before income taxes,
  extraordinary item and cumulative
  effect of accounting change                         (50,669)        (76,113)        (55,165)          (74,077)         (76,430)
 Provision (benefit) for income
  taxes                                                  (470)           (575)         11,140             1,407          (11,501)
                                               ---------------  -------------- --------------- -----------------  ---------------
 Income (loss) from continuing
  operations before extraordinary
  item and cumulative effect of
  accounting change                                   (50,199)        (75,538)        (66,305)          (75,484)         (64,929)
Discontinued operations(8):
Loss from operations                                        -               -          (4,000)          (13,903)          (2,869)
Loss on disposal                                            -               -               -           (26,901)               -
                                               ---------------  -------------- --------------- -----------------  ---------------
                                                      (50,199)              -          (4,000)          (40,804)          (2,869)
Extraordinary gain on retirement
of notes                                                1,393               -           1,890            13,239            5,333
Cumulative effect of change in
accounting principle                                   (5,500)              -          (1,534)                -                -
                                               ---------------  -------------- --------------- -----------------  ---------------
Net income (loss)                                     (54,306)        (75,538)        (69,949)         (103,049)         (62,465)
                                               ===============  ============== =============== =================  ===============

Charge related to Preferred Stock discount                  -               -               -                 -           (1,839)
Loss on Conversion of Preferred Stock
to Common Stock                                             -               -               -           (18,521)               -
Net income (loss) applicable to Common
Stockholders                                          (54,306)        (75,538)        (69,949)         (121,570)         (64,304)
Basic income (loss) from Continuing
Operations (1)                                      $   (1.97)     $    (0.91)     $    (0.85)       $    (1.32)      $    (1.50)
Diluted income (loss) from Continuing
Operations (1)                                      $   (1.97)     $    (0.91)     $    (0.85)       $    (1.32)      $    (1.50)
Basic net loss applicable
 to Common Stockholders (1)                         $   (2.13)     $    (0.91)     $    (0.90)       $    (2.13)      $    (1.49)
Diluted net loss applicable
 to Common Stockholders (1)                         $   (2.13)     $    (0.91)     $    (0.90)       $    (2.13)      $    (1.49)

                        BALANCE SHEET DATA (IN THOUSANDS)

                                             2002 (2)       2001 (3)     2000 (4)(5)      1999 (6)      1998(7)
                                         ----------------------------------------------------------------------------

Cash and cash equivalents                  $   1,616     $   7,103     $  27,541       $  11,629      $  29,241
Working capital                               (2,356)      (10,185)       76,823          31,984         78,967
Total assets                                  35,723        92,234       216,219         218,746        315,217
Long-term debt                                24,488           769        30,290          39,858         97,769
Mandatory redeemable
   Preferred Stock                                 -             -             -               -         13,559
Mandatory Redeemable
   Common Stock Warrants                           -             -             -               -          1,839
Accumulated deficit                         (348,766)     (294,460)     (218,922)       (148,973)       (45,924)
Stockholders' equity (deficit)             $ (15,350)    $  24,256     $  95,247      $   89,215      $  99,409



(1) See Note 9 of Notes to Consolidated Financial Statements for an explanation of the method used to determine share and per share amounts.

(2) In 2002, we recorded charges of approximately $5.8 million related to excess and obsolete inventory and a write-down of goodwill carrying value relating to services business of $16.9 million.

(3) In 2001, we recorded charges of approximately $30 million related to excess inventory and inventory purchase commitments, $5.8 million related to a write-down of goodwill and other intangibles, and a $11.6 million increase in bad debt expense related to a customer bankruptcy.

(4) We recorded a non-cash charge of approximately $1.5 million on January 1, 2000 to account for the cumulative effect of the accounting change made to comply with SAB 101. See Note 2 of Notes to Consolidated Financial Statements.

(5) In 2000, we recorded charges of approximately $21.7 million related to excess inventory and inventory purchase commitments, $15.0 million related to a write-down of goodwill, and a $9.9 million increase in the valuation allowance against the carrying value of deferred tax assets.

(6) In 1999, we recorded restructuring and other charges of approximately $36.5 million.

(7) In 1998, we recorded restructuring and other charges of approximately $26.6 million.

(8) Losses from discontinued operations in 1999 were in part attributable to Technosystem, which was reclassified to discontinued operations in the third quarter of 1999. The gain on disposal in 2001 was from the sale of RT Masts in February 2001.

(9) In connection with the acquisition of substantially all of the assets of the Cylink Wireless Group in 1998, $15.4 million of purchase price attributed to in-process research and development was expensed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "--Certain Factors Affecting the Company" contained in this Item 7 and elsewhere in this Annual Report on Form 10-K.

OVERVIEW
We supply equipment for wireless access to worldwide telecommunications networks. We also provide engineering and installation services in the U.S. telecom central office and wireless telecommunication market. Currently, we ship
2.4 GHz and 5.7 GHz spread spectrum (unlicensed) radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz Point-to-Point radio systems. Our performance in 2002 continued to be impacted by the capital expenditure level reductions maintained by the telecommunications industry in the United States and globally. Our service revenue was similarly impacted by the regional telecommunications carriers prolonging their capital and maintenance spending control programs. The net loss in 2002 included inventory related charges to product costs of sales of $5.8 million, and a goodwill impairment write-off of $16.9 million related to carrying value of our services business subsidiary, arising from our adoption of FAS 142. We implemented cost reduction programs, including a headcount reduction of approximately 186 employees or 48% compared to previous year's headcount and termination of facility leases. These cost reductions were insufficient to offset the impact of reduction in revenue and continued low gross profit margins in a depressed industry.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:


REVENUE RECOGNITION
Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product, provided no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. Revenue from service sales is recognized ratably over the contractual period or as the service is performed.

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

INVENTORY
Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess our inventory carrying value and reduce it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimate given the information currently available. Our customers' demand is highly unpredictable, and can fluctuate significantly as a result of factors beyond our control. Our inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If we determine that market conditions are less favorable than those projected by management, such as an unanticipated decline in demand, additional inventory write-downs may be required.

GOODWILL
The determination of the carrying value of goodwill requires management to make estimates and assumptions that affect our consolidated financial statements. In assessing the recoverability of the our goodwill, management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets, and under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to our services segment in the first quarter of 2002. In addition, during the fourth quarter of 2002, an additional $11.4 million impairment charge was recorded in accordance with FAS
142. As of December 31, 2002, these impairments have reduced goodwill carried on our Balance Sheet to zero. During the year ended December 31, 2001, we recorded an impairment loss related to goodwill of $5.8 million.

ACCOUNTING FOR INCOME TAXES
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made.

YEARS ENDED 2002, 2001 AND 2000

SALES
Sales consist of revenues from radio systems sales, repairs and support services offered, as well as central office and transmission infrastructure service support for major telecom providers.

In 2002, 2001 and 2000, sales were approximately $33.0 million, $104.1 million and $234.4 million, respectively. The 68% decrease in sales from 2001 to 2002 was primarily due to the continuing worldwide slowdown in the telecommunications equipment market and the continuation of sharply depressed conditions for service sales to the regional telecommunications operating companies. Our direct competitors were similarly affected. The 56% decrease in sales from 2000 to 2001 was primarily due to significantly decreased product sales to Competitive Local Exchange Carrier (CLEC) customers, on which we had heavily relied.

Product sales for 2002 decreased approximately $43.6 million or 59% compared to 2001. The primary reason for the decrease was an absence of sales to United States Competitive Local Exchange Carriers (CLEC), lack of continuing equipment sales to certain customers in the United Kingdom, and the overall decline in global spending for telecommunications equipment.

Service sales for 2002 were $3.3 million, a decline of $27.5 million or 89% compared to 2001. The sharply decreased sales levels were primarily due to the regional telecommunications operating companies implementing capital expenditure controls since mid-2001, and related lower levels of orders completed by the service business.

Sales to Orange Personal Communications Services (OPCS) accounted for approximately 10%, 16% and 7% of total sales in 2002, 2001 and 2000, respectively. Sales to Myntahl Corporation accounted for approximately 13% of total sales in 2002. Sales to T-Mobile (previously known as Mercury-One-to-One) and Verizon accounted for approximately 13% and 18% of 2001 sales, respectively, and 6% and 7% of 2002 sales, respectively.

During 2002, we generated 19% of our sales in the United States, 18% in the United Kingdom, 45% in Asia, and 18% in other geographical regions. During 2001, we generated 45% of our sales in the United States, 31% in the United Kingdom, 16% in Asia, particularly in the Pacific Rim and 8% in other geographical regions. During 2000, we generated 56% of our sales in the United States, 24% in the United Kingdom, 8% in Continental Europe and Middle East markets, and 12% in other geographic regions, particularly in the Pacific Rim.

Service sales represented 10%, 30% and 22% of total sales in 2002, 2001, and 2000, respectively. The decreased percentage in 2002 compared to 2001 is a reflection of the severely depressed services sales level in 2002. The increased percentage in 2001 was due to lower levels of equipment sales compared to 2000. On dollar level basis, services' sales also declined in 2001.

Many of our largest customers use our products and services to build telecommunication network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from us accordingly.

The significant worldwide contraction in the capital spending of the telecommunications industry negatively affected our sales in 2002 and the second half of 2001. This trend has continued in the first quarter of 2003. We were not able to adjust operating expense levels drastically enough to result in a profitable operating result in 2002, and given the sales level decline experienced, we could not expect to be profitable at the sales levels experienced in 2002.

GROSS PROFIT
Cost of sales consists primarily of costs related to materials, labor and overhead, freight and duty, and in the case of the services business, direct labor and materials. In 2002, 2001, and 2000, gross profit (loss) was $(900), $(14.4) million and $35.3 million, respectively, or (3%),(14%), and 15%, respectively.

In 2002, 2001, and 2000, product gross margins were negatively affected by inventory and other related charges of $5.8 million, $30.0 million and $21.7 million, respectively (see "Restructuring and Other Charges" below). Product gross profit as a percentage of product sales, not including the effect of the inventory charges described above, was approximately 15%, 11% and 24% in 2002, 2001, and 2000, respectively. The higher gross margin in 2002 was due to reduction of direct production overhead and several sales transactions to the Middle East market at improved prices. In 2001, the reduced gross profit margins related to reduced economies of scale and to pricing pressure on the Point-to-Point Tel-Link products as a result of the relative maturity of this legacy product line, the global economic slowdown and availability of highly competitive alternative products in the marketplace. Gross profit turned negative in the second half of 2001. Unless sales recover significantly, despite the cost cutting measures in place, we will remain unprofitable.

Service gross profit as a percentage of service sales was approximately 6%, 23%, and 25% in 2002, 2001, and 2000, respectively. The decrease in the service gross percentage in 2002 was caused by the significant decline of sales, which was not matched by a corresponding decrease in expenses.

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

In 2002, 2001, and 2000, research and development expenses were approximately $12.7 million, $19.8 million and $20.2 million, respectively. As a percentage of product sales, research and development expenses increased from 27% in 2001 to 43% in 2002, primarily due to the lower sales levels. Research and development expenses in 2001 and 2002 continued to be significant due to the substantial final development efforts on the new Encore Point-to-Point and AirPro Gold Spread Spectrum products in preparation for commercial rollout in 2002.

SELLING AND MARKETING
Selling and marketing expenses consist of salaries, sales commissions, travel expenses, customer service and support expenses and costs related to business development and trade shows. In 2002, 2001, and 2000, selling and marketing expenses were $6.7 million, $7.8 million, and $12.0 million, respectively. As a percentage of sales, selling and marketing expenses increased from 8% in 2001 to 20% in 2002, primarily due to lower sales levels.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consist primarily of salaries and other expenses for management, as well as finance, accounting, data processing, public company costs, legal and other professional services. In 2002, 2001, and 2000, general and administrative expenses, were $15.1 million, $21.8 million (excluding a $11.6 million receivable valuation charge relating to the bankruptcy filing of

Winstar), and $26.9 million, respectively. As a percentage of sales, general and administrative expenses increased from 21% (excluding the $11.6 million receivable valuation charge) in 2001 to 46% in 2002 due to incurrence of approximately $0.5 million expenses related to the called off merger with Telaxis Communications Corporation, and the inability to reduce fixed expenses in 2002 as rapidly as the decrease in sales in our major markets during this period. As a percentage of sales, general and administrative expenses increased from 12% in 2000 to 21% in 2001 due to the same reasons.

CHANGE IN ACCOUNTING PRINCIPLE
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. We adopted SFAS 142 on January 1, 2002, and, as a result, stopped recording goodwill amortization but did record a transitional impairment charge of $5.5 million in the first quarter of 2002, representing the difference between the fair value of expected cash flows from the Services business unit, and its book value.

GOODWILL AMORTIZATION AND IMPAIRMENT
Under previous accounting treatment, goodwill was amortized quarterly upon a fixed schedule. Goodwill was amortized on a straight-line basis over the period of expected benefit of 20 years. In 2001 and 2000, goodwill amortization was approximately $8.3 million and $19.6 million, respectively. In the second quarter of 2000, management reviewed the carrying value of goodwill related to its 1998 acquisition of the Cylink Wireless Group. Based upon its assessment of future value of revenue flows estimated to be provided from this acquisition, a $15 million impairment charge was recorded. Management also determined it appropriate to amortize the remaining goodwill related to the Cylink Wireless Group over a 4 1/2 year period beginning in July 2000. Other than the impairment charge of $15 million, the amortization of goodwill for 2000 totaled $4.6 million. In 2001 management again reviewed the carrying value of goodwill related to Cylink. Based on the changes to the forecast future cash flows and the replacement of the Cylink spread spectrum products with its successor "AirPro Gold" line, we determined that the residual goodwill arising from the acquisition of Cylink in 1998 was impaired and recorded a charge of $5.8 million in the third quarter of 2001.

GOODWILL IMPAIRMENT
Management reviewed the carrying value of goodwill related to the Services business unit, and based upon its assessment of future cash value of revenue flows and the current depressed business condition of the telecom services market, recorded an $11.4 million impairment charge in the fourth quarter of 2002.

RESTRUCTURING AND OTHER CHARGES
In the fourth quarter of 2002, we determined that there was a need to reevaluate our inventory carrying value in the light of the continuing worldwide slowdown in the global telecommunications market, especially with regard to an assessment of future demand for our Point-to-Multipoint product range. This resulted in a $5.8 million inventory charge to product cost of sales, of which $5 million was for Point-to-Multipoint inventories, and $0.8 million was for spread spectrum inventories.

In the first quarter of 2001, we recorded a $10 million inventory related charge to product cost of sales, and incurred a $11.6 million receivable valuation charge, a direct result of the bankruptcy of Winstar. In the third quarter of 2001, we determined that there was a need to reevaluate our inventory carrying value in the light of the significant slowdown in the global telecommunication market, and the phasing out of and replacement of current product designs. The evaluation included an assessment of future demand for certain of our lower speed and lower frequency TelLink Point-to-Point products, and resulted in total charges to product costs of sales of approximately $18 million in the third quarter of 2001. Additionally $2 million was charged to product cost of sales in the fourth quarter of 2001.

In the second quarter of 2000, we determined that there was a need to reevaluate our inventory levels and related accrued liabilities in light of recent changes in product and customer mix. The evaluation was prompted by a change in customer mix away from the U.K. and other European markets and toward the U.S. market, and the resulting anticipated decrease in demand for certain of our lower speed and lower frequency Tel-Link Point-to-Point product line, and resulted in total charges of approximately $21.7 million during the second quarter of 2000. These charges consisted of increases to inventory reserve of approximately $17.4 million and accrued liabilities of approximately $4.3 million, both relating to our product segment. In addition, we performed a review of the carrying value and remaining life of long-lived assets associated with our product segment and recorded write-downs of approximately $15.0 million of goodwill, and an approximately $9.9 million write-off of deferred tax assets.

We increased inventory reserves and related purchase liabilities through charges to product cost of sales in the second quarter of 2000. Of the $17 million charge for additional reserves, $15.4 million related to the TelLink Point-to-Point product line. An additional reserve of approximately $1.0 million was added in the second quarter to adjust carrying value of certain modules of the Point-to-Multipoint radio line.

INTEREST EXPENSE
In 2002, 2001, and 2000, interest expense was $2.5 million, $2.0 million, and $4.8 million, respectively. In 2002, interest expense primarily relates to the borrowings on the bank line, the 4.25% Convertible Subordinated Notes, the issuance of the 7% Convertible Notes effective November 1, 2002, Notes conversion expenses and interest on equipment leases. Approximately $0.8 million was charged to interest expense in 2002 (zero in 2001) related to conversion of the 4.25% Notes to common stock, in compliance with SFAS 84. In 2001, interest expense primarily relates to the 4.25% Notes, fees incurred in setting up the Loan and Security Agreement with Foothill Capital Corporation and interest on equipment leases. For 2000, interest expense consisted primarily of interest and fees incurred on the 4.25% Notes and borrowings under our bank lines of credit, interest on the principal amount of equipment leases, and contractual penalties for late filing of the registration statement in connection with the issuance of the Series B Convertible Preferred Stock and the related warrants. Approximately $1.9 million was charged to interest expense in 2000 related to amortization of fair value of warrants issued to our lender group in January 2000. The higher interest expense in 2002 compared to 2001 is due primarily to the recognition of $771,000 Notes conversion expenses in compliance with SFAS 84. The reduction in interest expense in 2001 compared to the prior year was primarily due to reduced debt levels outstanding in these periods.

GAIN ON SALE OF A SUBSIDIARY
We recognized a gain of approximately $9.8 million in 2001 on the sale of RT Masts in February 2001.

OTHER INCOME (EXPENSE), NET
In 2002, other expense relates primarily to losses on vendor settlements of $1.2 million, and writing off of a notes receivable of $0.8 million. These were partially offset by exchange gain arising from Euro and UK pound denominated receipts when these currencies appreciated against the US dollars and other miscellaneous income.

In 2001, other expense, net was comprised primarily of losses related to the write-down of property and equipment and foreign currency translation loss offset by an earn out royalty payment related to the 2000 sale of the Control Resources Corporation subsidiary, and investment income from available cash balances. In 2000, other expense represented primarily a $3.5 million loss in the first quarter on the sale of our Cemetel unit, foreign exchange losses of approximately $5 million and the write-off of a 1998 investment in a Poland-based telecom venture of $1.3 million. This was partially offset by interest income on excess cash balances, and a gain of $2.6 million on the sale of Control Resources Corporation in April 2000.

PROVISION (BENEFIT) FOR INCOME TAXES
In 2002 and 2001, we recorded a net tax benefit of $(0.5) million and $(0.6) million, respectively, relating to recovery of prior year's federal income tax, offset by income taxes attributable to foreign jurisdictions that had local taxable income for both years.

In 2000, we recorded tax provisions of $11.1 million, comprised of a $9.9 million write-off of deferred tax assets taken in 2000 and income taxes attributable to foreign jurisdictions that had taxable income for 2000. No benefit was recognized in 2002, 2001, and 2000 for net operating losses incurred.

EXTRAORDINARY ITEM
In the second quarter of 2002, we repurchased 4.25% Notes with a face value of $1.75 million for approximately $384,000 in cash.

In January 2000, we repurchased $7.0 million of our 4.25% Notes by issuance of 677,000 shares of newly issued common stock with a fair market value of $5.1 million. The extraordinary gain resulting from this transaction amounted to $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES
Since our inception in August 1991, we have financed our operations and capital requirements through net proceeds of approximately $97.2 million from our initial and two follow-on public offerings of our common stock; $110.2 from private placements of our common stock; $32.2 million from four preferred stock financings; $97.5 million from the 4.25% Notes issued in 1997; and borrowings under bank lines of credit and equipment lease arrangements.

In 2002, we used approximately $16.1 million of cash in operating activities, primarily due to the net loss of $54.3 million, offset by depreciation charges of $6.9 million, non-cash charges to cost of sales for inventory related charges aggregating $5.8 million, and an impairment charge related to goodwill of $16.9 million. In addition, we experienced decreases in inventories, other accrued liabilities, accounts receivable, and prepaid expenses related to lower levels of sales and operations level reductions caused by the current downturn.

During 2002, we received net proceeds of approximately $2.5 million through investing activities. The net proceeds resulted primarily from the decrease in restricted cash of $2.9 million, and proceeds from sale of property and equipment of $0.3 million, offset by acquisition of property and equipment of $0.6 million.

In 2002, we received net proceeds of approximately $8.0 million through financing activities. We received approximately $7.3 million and $0.4 million in June 2002 and December 2002, respectively, in net proceeds from issuance of common stock, and drew $2.9 million from our available bank line. We used $2.1 million to redeem a total face value of $3.5 million of the 4.25% Notes in June

2002 and in November 2002. We further remitted $0.5 million under our capital lease obligations.

Our principal sources of liquidity as of December 31, 2002 consisted of approximately $1.6 million of cash and cash equivalents, and additional amounts that we might borrow under existing credit facility with the bank. Cumulative operating losses have seriously affected our liquidity in 2002. At December 31, 2001, we had approximately $7.1 million in cash and cash equivalents. We further had $2.9 million in restricted cash resulted from an attachment, as part of a dispute with a vendor. The dispute had been fully resolved and the attachment removed in February 2002, resulting in approximately $1.4 million being released to us at that time.

At December 31, 2002, we had negative working capital of approximately $2.4 million. The negative working capital resulted from our continuing operating losses, higher accounts payable balance and a $5.5 million inventory write-down to net realizable value. Unless we are able to generate sufficient profitable sales, or obtain new equity, we might have insufficient working capital to fund our operations.

On September 20, 2002, the Company and Silicon Valley Bank entered into a Loan and Security Agreement for a total facility of $5 million, constituting of a $1 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import (EXIM) program for a $4 million borrowing line based on export related inventories and receivables. The bank makes cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $1.2 million for eligible inventories under the EXIM program. Advances under these loan agreements bear interest at the bank's prime rate plus 2.5% per annum. The loan agreements expire on September 20, 2003, and are secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of P-Com. We had issued a $4 million secured promissory note underlying these loan agreements to the bank. As of December 31, 2002, the loan amount payable to the bank was $2.9 million. We were not in compliance with the loan agreements' revenue and minimum tangible net worth covenants as of December 31, 2002: and, on March 4, 2003, we received a limited waiver from the bank for the designated revenue default, and a limited forbearance from exercising its rights and remedies arising from the tangible net worth default until the earlier of (i) March 15, 2003, or (ii) the occurrence of an event of default. On March 24, 2003, the Company received a waiver from the bank of the non-compliance with the minimum tangible net worth covenant as of December 31, 2002, and the cross default arising from the non-compliance. The Company also received from the bank in the same waiver agreement a limited forbearance from exercising its rights and remedies arising from the Company's non-compliance with the tangible net worth covenant as of January 31, 2003; until the earlier of (i) April 15, 2003, or (ii) the occurrence of an event of default other than the January 2003 default. Under the terms of the forbearance, the bank reserved its right to immediately cease extending credit without further notice, and the right, in its discretion, to have the outstanding debt obligations bear interest at the default rate of interest, which includes an additional 4% penalty charge. On March 26, 2003, we completed an issuance of $1.5 million of 10% Convertible Notes with maturity date of one year from the date of issuance. The 10% Notes are subordinated to the existing bank line of credit, but senior to the $22.4 million 7% Convertible Notes due November 1, 2005.

Given the size and working capital needs of our business and our recent history of losses, additional capital funding will be needed. We are targeting to raise additional new equity and/or debt financing in the range of $5 million to $8 million over the next 12 months to fund our operations. Additional financing may not be available to us on acceptable terms, or at all, when required by us. Without sufficient capital to fund our operations, it is unlikely that we will be able to continue as a going concern despite making significant reductions in our operating expense levels over the past twelve months. In addition to receiving new funds, we need to significantly increase sales, reduce our short-term liabilities by inducing large creditors to convert their receivables into our common stock or agreeing to forbear on the amount owing, or to offer extended payment terms. We not be able increase sales, or to reach such agreements with any or enough of our creditors. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern. If additional funds are raised through issuance of equity securities, further dilution to the existing stockholders will result. We have immaterial amount of capital expenditures commitment.


The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                                        LESS THAN          ONE TO           THREE TO        AFTER
                                        ONE YEAR           THREE            FIVE            FIVE
                                                           YEARS            YEARS           YEARS           TOTAL
OBLIGATIONS (IN $000):
Convertible subordinated notes          $     -           $22,390            $  -           $   -         $22,390
Non-cancelable operating lease            3,001             6,788              466              -          10,255
obligations
Loan payable to bank                      2,908                 -                -              -           2,908
Senior subordinated secured
promissory notes                            202                 -                -              -             202
Open purchase order commitments
                                          1,073                                                             1,073
Capital lease obligations
                                            435             2,077                -              -           2,512
                                        -------           -------           --------        --------      -------
TOTAL                                   $ 7,619           $31,255            $  466         $   -         $39,340
                                        -------           -------           --------        --------      -------


RECENT ACCOUNTING PRONOUNCEMENTS
In  April  2002,  the  FASB  issued  SFAS 145, "Recission of FASB Statements No.
4,  44  and  64,  Amendment  of  FASB  Statement  No.  13,  and  Technical
Corrections." Among other matters, SFAS 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will be used to classify those gains and losses. SFAS 145 is effective for the Company commencing January 1, 2003. The adoption of SFAS 145 will result in the reclassification of extraordinary gains on retirement of notes to interest expense.


In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's financial statements for the year ending December 31, 2003. The interim disclosure requirements are effective for interim periods commencing January 1, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.


In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.
51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period commencing July 1, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect that the adoption will have a material impact on our financial position and results of operations.



CERTAIN RISK FACTORS AFFECTING P-COM


CONTINUING WEAKNESS IN THE TELECOMMUNICATIONS EQUIPMENT AND SERVICES SECTOR WOULD ADVERSELY AFFECT THE OPERATING RESULTS, FUTURE GROWTH AND STABILITY OF OUR BUSINESS.

         A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Our customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, and in general are not building out any significant additional infrastructure at this time. In the U.S., most CLECs have declared bankruptcy. In addition, our accounts receivable, inventory turnover, and operating stability can be jeopardized if our customers experience financial distress. The largest customer in our P-Com Network Services' service business segment began a slowdown and deferral of previously committed work orders as of the end of the second quarter of 2001, and this has persisted throughout 2002. We do not believe that our products and services sales levels can recover while an industry-wide slowdown in demand persists.

         Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown for P-Com in 1998 and 2001-2002. The soft economy and slowdown in capital spending encountered in 2001-2002 in the United States, the United Kingdom, continental Europe, parts of the Asia continent, and other geographical markets have had a significant depressing effect on the sales levels of telecommunication products and services such as ours. These factors may continue to adversely affect our business, financial condition and results of operations. We cannot sustain ourselves at the currently depressed sales levels.


OUR BUSINESS AND FINANCIAL POSITIONS HAVE DETERIORATED SIGNIFICANTLY.

         Our business and financial positions have deteriorated significantly. Our core business product sales, as well as services sales levels, were reduced sharply beginning with the second half of 2001. From inception to December 31, 2002, our aggregate net loss is approximately $349 million. Our cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders' equity were all substantially below levels of one year ago. We have negative working capital of $2.4 million as of December 31, 2002. Our short-term liquidity deficiency could disrupt our supply chain, and result in our inability to manufacture and deliver our products, which would adversely affect our results of operations.

         Our independent accountants' opinion on our 2002 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue long term as a going concern, we will have to increase our sales, and possibly induce other creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We may not accomplish these tasks.

WE MAY ENTER INTO SUBSEQUENT AGREEMENTS TO MERGE OR CONSOLIDATE WITH OTHER COMPANIES, AND WE MAY INCUR SIGNIFICANT COSTS IN THE PROCESS, WHETHER OR NOT THE TRANSACTIONS ARE COMPLETED.

         We signed an Agreement and Plan of Merger with Telaxis Communications Corporation, dated September 9, 2002. The Agreement was terminated by mutual agreement on January 7, 2003. On January 27, 2003, we signed a letter of intent to acquire privately held Procera Networks Inc. of Sunnyvale, California in a stock-for-stock transaction. The acquisition would enable P-Com to enter the fast growing market for switching products with Procera Networks' highly regarded, patent-pending technology. We anticipate that the acquisition will be completed in the second quarter of 2003. We may enter into other acquisition agreements. We may not be able to close the Procera or any other acquisitions on the timetable we anticipate, if at all.

THE NASDAQ SMALLCAP MARKET HAS DELISTED OUR STOCK AND THIS MIGHT SEVERELY LIMIT THE ABILITY TO SELL ANY OF OUR COMMON STOCK.

         Nasdaq moved our stock listing from the Nasdaq National Market to the Nasdaq SmallCap Market effective August 27, 2002 due to our failure to meet certain listing requirements, including a minimum bid price of $1.00 per share. We subsequently failed to meet certain Nasdaq SmallCap Market quantitative listing standards, including a minimum $1.00 per share bid price requirement, and the Nasdaq Listing Qualifications Panel determined that our stock would no longer be listed on the Nasdaq SmallCap Market. Effective March 10, 2003, our common stock commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. This move could result in a less liquid market available for existing and potential stockholders to trade shares of our stock and could ultimately further depress the trading price of our common stock.

         Our common stock is subjected to the Securities Exchange Commission's ("SEC") "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently the penny stock rules may restrict the ability of broker-dealers to sell the company's common stock and may affect the ability of holders to sell the common stock in the secondary market, and the price at which a holder can sell the common stock.

THE CONVERSION OR EXERCISE OF OUR OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON OUR EXISTING STOCKHOLDERS

         Currently, our outstanding 7% Convertible Notes and common stock warrants are convertible into approximately 13.7 million shares of our common stock and approximately 38% of the total number of shares of common stock outstanding as of February 28, 2003. Consequently the conversion or exercise of our outstanding convertible securities including the 7% Convertible Notes and warrants into shares of our common stock will result in substantial dilution to our existing stockholders.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING, IF REQUIRED, ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING COULD AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH AND HARM OUR BUSINESS OPERATIONS.

         Even if we resolve our short-term going concern difficulties, our future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt could also severely limit our ability to raise additional financing. In addition, given the recent price for our common stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

         If adequate funds are not available, we may be required to close business or product lines, further restructure or refinance our debt or delay, further scale back or eliminate our research and development program, or manufacturing operations. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish our rights to certain technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition.

WE DO NOT HAVE THE CUSTOMER BASE OR OTHER RESOURCES OF MORE ESTABLISHED COMPANIES, WHICH MAKES IT MORE DIFFICULT FOR US TO ADDRESS THE LIQUIDITY AND OTHER CHALLENGES WE FACE.

         Although we have installed and have in operation over 150,000 radio units globally, we have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by larger, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so from time to time we may face serious challenges in financing our continued operations. We may not be able to successfully address these risks.


WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF OUR SALES AND THE LOSS OF OR REDUCTION IN SALES TO ANY OF THOSE CUSTOMERS COULD HARM OUR BUSINESS, FINANCIAL CONDITIONS, AND RESULTS OF OPERATION.

         For the year ended December 31, 2002, sales to two customers accounted for 23% of sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the global economy. Our customer concentration also results in concentration of credit risk. As of December 31, 2002, three customers accounted for 40% of our total accounts receivable balances. Many of our significant recurring customers are located outside United States, primarily in the Asia-Pacific Rim, Middle East, United Kingdom and continental Europe. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

         If our customers cannot finance their purchases of our products or services, this may materially adversely affect our business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for our products and services. Current customers in the telecommunications industry have, from time to time, undergone financial difficulties and may therefore limit their future orders or find it difficult to pay for products sold to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of our products or services, would adversely affect our business. Difficulties of this nature have occurred in the past and we believe they can occur in the future. For instance, in July 2002 we announced a multiple year $100 million supply agreement with an original equipment manufacturer in China. Even with financial assurances in place, there is a possibility that the customer will change the timing and the product mix requested. Enforcement of the specific terms of the agreement could be difficult and expensive within China, and we may not ultimately realize the total benefits currently expected in the contract period.

         Finally, acquisitions in the telecommunications industry are common, which tends to further concentrate the potential customer base in larger companies.

       We believe that average selling prices and gross margins for our TelLink systems will tend to decline in both the near and the long term. Reasons for the decline may include the maturation of the systems, the effect of volume price discounts in existing and future contracts and the intensification of competition.

       If we cannot develop new products in a timely manner or fail to achieve increased sales of new products at a higher average selling price, then we would be unable to offset declining average selling prices. If we are unable to offset declining average selling prices, or achieve corresponding decrease in manufacturing operating expenses, our gross margins will decline.

WE FACE SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

       We are experiencing intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services and some offer broader telecommunications product lines. These companies include Alcatel Network Systems, Alvarion, Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, Netro, NEC, NERA, Nokia Telecommunications, SIAE, Siemens, and Proxim/Western Multiplex Corporation. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have developed competitive radio systems and new technology featuring free space optical systems that are now in the marketplace.

       The principal elements of competition in our market and the basis upon which customers may select our systems include price, performance, software functionality, perceived ability to continue to be able to meet delivery requirements, and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. We expect competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by our competitors could cause a decline in sales or loss of market acceptance of our systems. New offerings could also make our systems, services or technologies obsolete or non-competitive. In addition, we are experiencing significant price competition and expect that competition to intensify.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY A CONTINUED DECLINE IN CAPITAL SPENDING IN THE TELECOMMUNICATIONS MARKET.


         Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example in the U.S., most CLECs are experiencing financial distress. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. In periods of weak capital spending on the part of traditional customers, we are at risk for curtailment or cancellation of purchase orders, which can lead to adverse operating results. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as occurred in 2000 and 2001.

         Global economic conditions have had a depressing effect on sales levels in the past two and one-half years. The soft economy and reported slowdown in capital spending in 2001 and 2002 in the U.S. and European telecommunications markets have had a significant depressing effect on the sales levels of products and services in both years. In fiscal 2002, our sales in the U.S. and Europe markets totaled $12.2 million, compared to $79.4 million in 2001.

FAILURE TO MAINTAIN ADEQUATE LEVELS OF INVENTORY COULD RESULT IN A REDUCTION OR DELAY IN SALES AND HARM OUR RESULTS OF OPERATIONS.

         Our customers have increasingly been demanding short turnaround on orders rather than submitting purchase orders far in advance of expected shipment dates. This practice requires that we keep inventory on hand to meet market demands. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over-estimate or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. In particular, increases in inventory could adversely affect operations if the inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs from 1999 to 2001, and a $5.8 million write-down in 2002.

OUR LIMITED MANUFACTURING CAPACITY AND SOURCES OF SUPPLY MAY AFFECT OUR ABILITY TO MEET CUSTOMER DEMAND, WHICH WOULD HARM OUR SALES AND DAMAGE OUR REPUTATION.

         Our internal manufacturing capacity, by design, is very limited. Under certain market conditions, as for example when there is high capital spending and rapid system deployment, our internal manufacturing capacity will not be sufficient to fulfill customers' orders. We would therefore rely on contract manufacturers to produce our systems, components and subassemblies. Our failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business, financial condition and results of operations.

          In addition, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Many of these suppliers are in difficult financial positions as a result of the significant slowdown that we too have experienced. Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have from time to time experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. As a result, we have less control over the price, timely delivery, reliability and quality of finished products, components and subassemblies.

         A significant ramp-up of production of products and services could require us to make substantial capital investments in equipment and inventory, in recruitment and training of additional personnel and possibly in investment in additional manufacturing facilities. If undertaken, we anticipate these expenditures would be made in advance of increased sales. In this event, operating results would be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities, and these cost categories may periodically increase as a percentage of revenues.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS AND SERVICES, AND IT IS UNCERTAIN WHETHER THE MARKET WILL ACCEPT AND DEMAND OUR PRODUCTS AND SERVICES AT LEVELS NECESSARY FOR SUCCESS.

         Our future operating results depend upon the continued growth and increased availability and acceptance of micro cellular, personal communications networks/personal communications services, and wireless local loop access telecommunications services in the United States and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of the services may not continue to grow as expected. The growth of these services may also fail to create anticipated demand for our systems. Predicting which segments of these markets will develop and at what rate these markets will grow is difficult.

         Some sectors of the telecommunications market will require the development and deployment of an extensive and expensive telecommunications infrastructure. In particular, the establishment of PCN/PCS networks requires significant capital expenditures. Communications providers may determine not to make the necessary investment in this infrastructure, or the creation of this infrastructure may not occur in a timely manner, as has been the case in 2001 and 2002. Moreover, one potential application of our technology, the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers, depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline operators. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. Absent that, consumer demand for wireless access will be negatively affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate capital and other resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter the other segments.

       Certain current and prospective customers are delivering services and features that use competing transmission media, such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, we must offer systems with superior price/performance characteristics and extensive customer service and support. Additionally, we must supply these systems on a timely and cost-effective basis, in sufficient volume to satisfy such prospective customers' requirements, in order to induce the customers to transition to our technologies. Any delay in the adoption of our systems and technologies may result in prospective customers using alternative technologies in their next generation of systems and networks.

       Prospective customers may design their systems or networks in a manner that excludes or omits our products and technology. Existing customers may not continue to include our systems in their products, systems or networks in the future. Our technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of our currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect us.

DUE TO OUR INTERNATIONAL SALES AND OPERATIONS, WE ARE EXPOSED TO ECONOMIC AND POLITICAL RISKS, AND SIGNIFICANT FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES RELATIVE TO THE UNITED STATES DOLLAR.

       As a result of our current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle-East, and China, we face economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the United States. Approximately 81% of our sales in 2002 were made to customers located outside of the United States. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in exchange loss for us. Conversely an increase in the value of Euro and British pounds will result in increased margins for us as our functional currency is in U.S. Dollars. For international sales that we would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon our financial condition.

         We fund our Italian subsidiary's operating expenses, which are denominated in Euros. An increase in the value of Euro currency if not hedged relative to the United States dollar could result in more costly funding for our Italian operations, and as a result higher cost of production to us as a whole. Conversely a decrease in the value of Euro currency will result in cost savings for us.

       Additional risks are inherent in our international business activities.

       These risks include:

          o    changes in regulatory requirements;

          o costs and risks of localizing systems (homologation) in foreign countries;

          o availability of suitable export financing, particularly in the case of large projects which we must ship in short periods; our bank line of credit allows this financing up to $4 million, subject to numerous conditions;

          o timing and availability of export licenses, tariffs and other trade barriers;

          o difficulties in staffing and managing foreign operations, branches and subsidiaries;

          o    difficulties in managing distributors;

          o    potentially adverse tax consequences; and

          o    difficulty in accounts receivable collections, if applicable.

         Due to political and economic instability in new markets, economic, political and foreign currency fluctuations may be even more volatile than conditions in developed countries. Countries in the Asia/Pacific, African, and Latin American regions have in recent years experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for our products.


OUR INTERNATIONAL OPERATIONS SUBJECT US TO THE LAWS, REGULATIONS AND LOCAL CUSTOMS OF THE COUNTRIES IN WHICH WE CONDUCT OUR BUSINESS, WHICH MAY BE SIGNIFICANTLY DIFFERENT FROM THOSE OF THE UNITED STATES.

         In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to these markets. The successful expansion of our international operations in some markets will depend on our ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in designated regions. The failure to establish these regional or local relationships or to successfully market or sell our products in specific international markets could limit our ability to compete in today's highly competitive local markets for broadband wireless equipment.

         In addition, many of our customer purchase and other agreements are governed by a wide variety of complex foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under those agreements and to collect damages, if awarded in any litigation.

GOVERNMENTAL REGULATIONS AFFECTING MARKETS IN WHICH WE COMPETE COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

         Regulatory bodies worldwide continue to adopt new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers and us. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Those regulations or changes in interpretation could require us to modify our products and services and incur substantial costs to comply with the regulations and changes.

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

         We operate in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting our development efforts and those of our customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectrum, could have a material adverse effect on our business, financial condition and results of operations. We may also find it necessary or advisable to modify our systems and services to operate in compliance with these regulations. These modifications could be expensive and time-consuming.

OUR STOCK PRICE HAS BEEN VOLATILE AND HAS EXPERIENCED SIGNIFICANT DECLINE, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

         In recent years, the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have often negatively affected small cap companies such as us, and may impact our ability to raise equity capital in periods of liquidity crunch. Companies with liquidity problems also often experience downward stock price volatility. We believe that factors such as announcements of developments related to our business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, sales of significant volumes of our common stock into the public market, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations could and have caused the price of our common stock to fluctuate widely and decline over the past two years during the telecommunication recession. The market price of our common stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

WE HAVE ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF P-COM.

         Our stockholder rights plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law may have a significant effect in delaying, deferring or preventing a change in control and may adversely affect the voting and other rights of other holders of common stock.

         The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any other preferred stock that may be issued in the future, including the Series A junior participating preferred stock that may be issued pursuant to the stockholder rights plan, upon the occurrence of certain triggering events. In general, the stockholder rights plan provides a mechanism by which the share position of anyone that acquires 15% or more, (or 20% or more in the case of the State of Wisconsin Investment Board and Firsthand Capital Management) of our common stock will be substantially diluted. Future issuance of stock or additional preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

ISSUING ADDITIONAL SHARES BY SALES OF OUR SECURITIES IN THE PUBLIC MARKET AS A PRIMARY MEANS OF RAISING WORKING CAPITAL COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY IN NEW STOCK OFFERINGS TO RAISE FUNDS TO CONTINUE OPERATIONS.

         Future sales of our common stock, particularly including shares issued upon the exercise or conversion of outstanding or newly issued securities upon exercise of our outstanding options, could have a significant negative effect on the market price of our common stock. These sales might also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we would deem appropriate.

         As of December 31, 2002 we had approximately 34,438,000 shares of common stock outstanding. The closing market price of our shares was $0.19 per share on that date. As of December 31, 2002, there were approximately 1,190,000 options outstanding that are vested. Based upon option exercise prices related to vested options on December 31, 2002, there would be insignificant dilution or capital raised for unexercised in-the-money options.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and United States dollars. The functional currencies of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at December 31, 2002, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK
Our outstanding notes bear interest at fixed rates. Although fluctuating interest rate changes over short period would not affect our results of operations relating to the debt, as of November 1, 2002, $22.4 million of our outstanding 4.25% notes were exchanged for three-year notes bearing interest at an annual rate of 7%. We may need to reschedule issued debt in the future at high interest rates, or at rate structure that expose us to interest rate risk. Interest earned on our cash balances is not material.

     ITEM 8.   FINANCIAL STATEMENTS

                                   P-COM, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                          Page

Financial Statements:

         Report of Independent Accountants..........................       39

         Consolidated Balance Sheets at December 31, 2002 and 2001..       40

         Consolidated Statements of Operations for the years ended
         December 31, 2002, 2001, and 2000..........................       41

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Loss for the years ended December 31, 2002,
         2001, and 2000.............................................       42

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001, and 2000..........................       44

         Notes to Consolidated Financial Statements.................       45

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts............       71

All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF P-COM, INC.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of P-Com, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting associated with revenue recognition effective January 1, 2000.





/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2003

                                   P-COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 31,
                                                                                      2002                 2001
                                                                                ------------------   ------------------
Assets
Current assets:
      Cash and cash equivalents                                                            $1,616               $7,103
      Restricted cash                                                                           -                2,911
      Accounts receivable, net of allowances of
       $379 and $1,080, respectively                                                        5,561                7,926
      Inventory                                                                            13,639               31,946
      Prepaid expenses and notes receivable                                                 3,413                7,138
                                                                                ------------------   ------------------
                               Total current assets                                        24,229               57,024

Property and equipment, net                                                                11,040               17,627
Goodwill and other assets                                                                     454               17,583
                                                                                ------------------   ------------------
                               Total assets                                               $35,723              $92,234
                                                                                ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                     $8,610               $8,143
      Other accrued liabilities                                                            15,067               29,767
      Loan payable to bank                                                                  2,908                    -
      Convertible subordinated notes                                                            -               29,299
                                                                                ------------------   ------------------
                               Total current liabilities                                   26,585               67,209
Long-term liabilities:
Convertible subordinated notes                                                             22,390                    -
Other long-term liabilities                                                                 2,098                  769
                                                                                ------------------   ------------------
                               Total liabilities                                           51,073               67,978
                                                                                ------------------   ------------------
Commitments and contingencies (notes 13 and 14)

Stockholders' equity:
      Series A Preferred Stock                                                                  -                    -
      Common Stock, $0.0001 par value; 69,000 and 29,000 shares authorized at
      December 31, 2002 and 2001, respectively; 34,438 and 16,965 shares issued and outstanding at December 31, 2002 and 2001,
      respectively                                                                             16                    8
      Additional paid-in capital                                                          333,740              319,994
      Accumulated deficit                                                                (348,766)            (294,460)
      Accumulated other comprehensive loss                                                   (340)              (1,286)
                                                                                ------------------   ------------------
                               Total stockholders' equity                                 (15,350)              24,256
                                                                                ------------------   ------------------

      Total liabilities and stockholders' equity                                          $35,723              $92,234
                                                                                ==================   ==================
 The accompanying notes are an integral part of these consolidated financial statements.


                                   P-COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2002            2001            2000
                                                             -------------   --------------   ------------
Sales:
Product                                                          $ 29,686         $ 73,236      $ 183,606
Service                                                             3,337           30,838         50,795
                                                             -------------   --------------   ------------
Total sales                                                        33,023          104,074        234,401
                                                             -------------   --------------   ------------

Cost of sales:
Product                                                            30,777           94,890        160,965
Service                                                             3,146           23,624         38,170
                                                             -------------   --------------   ------------
Total cost of sales                                                33,923          118,514        199,135
                                                             -------------   --------------   ------------
Gross profit (loss)                                                  (900)         (14,440)        35,266
   Operating expenses:
   Research and development/engineering                            12,745           19,800         20,241
   Selling and marketing                                            6,713            7,776         11,972
   General and administrative                                      15,136           33,371         26,893
   Receivable valuation charge                                          -            8,034         19,598
   Goodwill impairment                                             11,409                -              -
                                                             -------------   --------------   ------------
   Total operating expenses                                        46,003           68,981         78,704
                                                             -------------   --------------   ------------

Loss from continuing operations                                   (46,903)         (83,421)       (43,438)
Interest expense                                                   (2,466)          (1,961)        (4,750)
Gain on sale of subsidiary                                              -            9,814              -
Other expense, net                                                 (1,300)            (545)        (6,977)
                                                             -------------   --------------   ------------
Loss from continuing operations before income taxes,
   extraordinary item and
   cumulative effect of change
   in accounting principle                                        (50,669)         (76,113)       (55,165)
Provision (Benefit) for income taxes                                 (470)            (575)        11,140
                                                             -------------   --------------   ------------
Loss from continuing operations before extraordinary item
   and cumulative effect of accounting change                     (50,199)         (75,538)       (66,305)
Discontinued operations:
   Loss from operations                                                 -                -         (4,000)
Extraordinary gain on retirement of Notes                           1,393                -          1,890
Cumulative effect of change in accounting principle                (5,500)               -         (1,534)
                                                             -------------   --------------   ------------
Net loss                                                        $ (54,306)       $ (75,538)     $ (69,949)
                                                             =============   ==============   ============
Basic and diluted loss per share:
Loss from continuing operations                                 $   (1.97)       $   (4.56)     $   (4.25)
Loss from discontinued operations                                       -                -          (0.25)
Extraordinary gain on retirement of Notes                            0.05                -           0.10
Cumulative effect of change in accounting principle                 (0.21)               -          (0.10)
                                                             -------------   --------------   ------------
Basic and diluted net loss per share applicable to
Common Stockholders                                             $   (2.13)       $   (4.56)     $   (4.50)
                                                             =============   ==============   ============

Shares used in Basic and Diluted per share computation             25,546           16,551         15,600
                                                             =============   ==============   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                                            ACCUMULATED
                                                                                               OTHER
                                                                              RETAINED     COMPREHENSIVE COMPREHENSIVE
                                                              ADDITIONAL     EARNINGS
                                           COMMON STOCK         PAID-IN    (ACCUMULATED        INCOME        INCOME
                                     ------------------------
                                        SHARES      AMOUNT      CAPITAL       DEFICIT)         (LOSS)        (LOSS)        TOTAL
                                     ----------- ------------ ---------- ----------------- -------------- ---------    ------------
Balance at December 31, 1999           13,480          7       238,721      (148,973)           (540)                    89,215
Issuance of Common Stock for cash,
net of issuance costs of $125
                                        2,106          1        61,206              -              -                     61,207
Issuance of warrants for
   Common Stock in conjunction with
   line of credit borrowings
                                           -           -         1,902              -              -                      1,902
Conversion of notes payable to
   Common Stock                          135           -         4,382              -              -                      4,382
Issuance of Common Stock upon
   exercise of warrant                    32                       600                                                      600
Stock based compensation
   expense from acceleration of
   option vesting                          -           -           372                             -                        372
Issuance of Common Stock upon
   exercise of stock options              295          -         8,098              -              -                      8,098
Issuance of Common Stock under
   employee stock purchase plan            78          -         1,234              -              -                      1,234
Cumulative translation adjustment
                                            -          -            -               -          (1,814)      (1,814)      (1,814)
Net loss                                    -          -            -         (69,949)             -       (69,949)     (69,949)
                                                                                                          ---------
Comprehensive income (loss)                                                                               $(71,763)
                                     ----------- ------------ ---------- ----------------- -------------- =========    ------------
Balance at December 31, 2000            16,126         8       316,515       (218,922)        (2,354)                    95,247

Issuance of Common Stock for cash          760         -         3,000              -              -                      3,000
Stock-based compensation expense            -          -            29              -              -                         29
Issuance of Common Stock under
   employee stock purchase plan             79         -           450              -              -                        450
Cumulative translation adjustment
                                            -          -            -               -          1,068         1,068        1,068
Net loss                                    -          -            -         (75,538)             -       (75,538)     (75,538)
                                                                                                          ---------
Comprehensive income (loss)                                                                               $(74,470)
                                     ----------- ------------ ---------- ----------------- -------------- ==========   ------------
Balance at December 31, 2001            16,965     $   8     $ 319,994    $  (294,460)     $  (1,286)                  $ 24,256

                                     ----------- ------------ ---------- ----------------- --------------              ------------

 The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)




                                                                                            ACCUMULATED
                                                                                              OTHER
                                                              ADDITIONAL                    COMPREHENSIVE   COMPREHENSIVE
                                    COMMON STOCK                PAID-IN     ACCUMULATED       INCOME           INCOME
                                   --------------------------
                                      SHARES       AMOUNT       CAPITAL        DEFICIT        (LOSS)           (LOSS)       TOTAL
                                   ------------- ------------ ------------ --------------- -------------    ------------- ---------

Balance at December 31, 2001             16,965            8       319,994       (294,460)       (1,286)                    24,256
Issuance of Common Stock
 for cash, net of issuance
 costs of $821                           14,797            7         7,706              -             -                -     7,713
Issuance of warrants for Common
 Stock in conjunction with
 line of credit borrowings                    -            -            64              -             -                -        64
Issuance of Common Stock as
 part of vendor settlements               1,282            1         1,272              -             -                -     1,273
Conversion of notes payable
 to Common Stock                          1,367            3         4,186              -             -                -     4,189
Issuance of warrants for Common
 Stock for services rendered                  -            -           480              -             -                -       480
Issuance of Common Stock under
 employee stock purchase plan                27            -            35              -             -                -        35
Cumulative translation adjustment             -            -             -              -           946              946       946
Net loss                                      -            -             -        (54,306)                       (54,306)  (54,306)
                                                                                                            -------------
Comprehensive income (loss)                                                                                      (53,360)
                                   ------------- ------------ ------------ --------------- -------------    ============= ---------
Balance at December 31, 2002             34,438           19       333,737       (348,766)         (340)                   (15,350)
                                   ============= ============ ============ =============== =============                  =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               2002              2001              2000
                                                                         -----------------  ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $ (54,306)         $ (75,538)        $ (69,949)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation                                                          6,903              9,155            10,948
        Amortization of goodwill and other intangible assets                      -              2,411             4,598
        Write-off of goodwill and other intangible assets                    11,409              5,855            15,000
        Loss on disposal of property and equipment                              354              1,386             6,206
        Compensation expense related to stock options                             -                 29               372
        Deferred income taxes                                                     -                  -             9,858
        Inventory and other charges                                           5,770             30,000            21,679
        Gain on retirement of Notes                                          (1,393)                 -           ( 1,890)
        (Gain)Loss on sale of subsidiary                                          -             (9,814)              855
        Notes conversion expense                                                771                  -                 -

        Loss related to discontinued operations                                   -                  -             4,000
        Amortization of stock warrants                                          546                159             1,745
        Cumulative effect of change in accounting principle                   5,500                  -             1,534
        Accounts receivable charge                                                -             11,837                 -
        Write-down of long term investment                                        -                  -             1,320
        Write-off notes receivable                                              157                  -                 -
        Changes in assets and liabilities:
           Accounts receivable                                                2,880             37,848           (23,034)
           Inventory                                                         12,805              5,964           (36,940)
           Prepaid expenses and notes receivable                              3,948              7,007               473
           Other assets                                                           -                  -             1,559
           Accounts payable                                                     870            (28,454)            6,409
           Other accrued liabilities                                        (12,332)           (15,296)            8,282

                                                                         -----------------  ----------------  ----------------
                 Net cash used in operating activities                      (16,118)           (17,451)          (36,975)
                                                                         -----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                       (631)            (2,862)           (8,037)
   Cash paid on disposal of discontinued operations                               -                  -            (2,000)
   Proceeds from sale of property and equipment                                 251                  -               700
   Proceeds from sale of subsidiary                                               -             12,088             6,860
   (Increase) Decrease in restricted cash                                     2,911             (2,911)                -
                                                                         -----------------  ----------------  ----------------
                 Net cash provided by (used in) investing activities          2,531              6,315            (2,477)
                                                                         -----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of notes payable                                                  (2,111)           (11,070)          (12,487)
   Proceeds from issuance of Common Stock, net of expenses                    7,713              3,000            61,206
   Proceeds from issuance of Common Stock under employee stock                   35                450                 -
     purchase plan
   Proceeds from exercise of stock options and warrants                           -                  -             9,932
   Proceeds from bank loan                                                    2,908                  -                 -
   Repayments of long-term obligations and capital leases                      (497)            (2,568)           (1,223)
   Repayment from (issuance of) notes receivable                                  -                864              (250)
                                                                         -----------------  ----------------  ----------------
   Net cash provided by (used in) financing activities                        8,048             (9,324)           57,178
                                                                         -----------------  ----------------  ----------------
Effect of exchange rate changes on cash                                          52                 22            (1,814)
                                                                         -----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                         (5,487)           (20,438)           15,912
                                                                         -----------------  ----------------  ----------------
Cash and cash equivalents at beginning of year                                7,103             27,541            11,629
                                                                         -----------------  ----------------  ----------------
Cash and cash equivalents at end of year                                  $   1,616         $    7,103         $  27,541
                                                                         =================  ================  ================

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

REVERSE STOCK SPLIT

On June 27, 2002, the Company implemented a 1 for 5 reverse stock split of the Company's Common Stock. Unless specifically noted otherwise, all references to share and per share data for all periods presented have been adjusted to give effect to this reverse split.

LIQUIDITY

Through December 31, 2002 the Company has incurred substantial losses and negative cash flows from operations and, as of December 31, 2002, had an accumulated deficit of $348.8 million. For the year ended December 31, 2002 the Company recorded a net loss of $54.3 million and used $16.1 million cash in operating activities. At December 31, 2002, the Company has approximately $1.6 million in cash and cash equivalents, drawn from the bank line discussed below. The loan payable to the bank was $2.9 million on December 31, 2002. In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.3 million. In December 2002, the Company sold approximately 3,333,333 shares of unregistered Common Stock at a per share price of $0.15, for an aggregate net proceeds of approximately $0.4 million.

In order to conserve cash, the Company has implemented cost cutting measures and is actively seeking additional debt and equity financing. On November 1, 2002, the Company issued $22,390,000 aggregate face value of 7% Convertible Subordinated Notes due November 1, 2005, in exchange for the same amount of 4.25% Notes which matured on November 1,2002. The 7% Notes are convertible to the Company's common stock at $2.10 per share, subject to adjustment. If the Company fails to generate sufficient revenues from new and existing products sales, induce other creditors to forebear or convert to equity, raise additional capital or obtain new debt financing, the Company would have insufficient capital to fund its operations. Without sufficient capital to fund the Company's operations, the Company would no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

On September 20, 2002, the Company entered into a credit facility agreement with Silicon Valley Bank for up to $5 million in borrowings. As of December 31, 2002, the loan amount payable to the bank was $2.9 million. However as of December 31, 2002, the Company was not in compliance with the revenue and minimum tangible net worth covenants provided in the Silicon Valley Bank documents, and has on March 4, 2003 received a limited waiver from the bank for the designated revenue default, and a limited forbearance from exercising its rights and remedies arising from the tangible net worth default until the

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

earlier of (i) March 15, 2003, or (ii) the occurrence of an event of default. On March 24, 2003, the Company received a waiver from the bank of the non-compliance with the minimum tangible net worth covenant as of December 31, 2002 and the cross default arising from the non-compliance. The Company also received from the bank in the same agreement a limited forbearance from exercising its rights and remedies arising from the Company's non-compliance with the tangible net worth covenant as of January 31, 2003; until the earlier of (i) April 15, 2003, or (ii) the occurrence of an event of default other than the January 2003 default. Under the terms of the forbearance, the bank reserved its right to immediately cease extending credit without further notice, and the right, in its discretion, to have the outstanding debt obligations bear interest at the default rate of interest, which includes an additional 4% penalty charge.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair value of our Convertible Subordinated Notes was approximately 30% of par or $6.7 million at December 31, 2002 compared to 30% of par or $8.8 million at December 31, 2001. The estimated fair value of cash, accounts receivable and payable, bank loans and accrued liabilities at December 31, 2002 and 2001 approximated cost due to the short maturity of these assets and liabilities.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

RESTRICTED CASH
As of December 31, 2001, the Company had $2.9 million of restricted cash resulting from an attachment in the third quarter of 2001 related to a dispute with a vendor. The dispute has been fully resolved and the attachment dissolved in February 2002, resulting in approximately $1.4 million being released to the Company, and $1.5 million paid to the vendor.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and include tooling and test equipment, computer equipment, furniture, land and buildings, and construction-in-progress. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years, and in the case of building, 33 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

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

GOODWILL
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. The Company adopted FAS 142 on January 1, 2002, and as a result, stopped recording goodwill amortization. The Company periodically analyze the carrying value of goodwill, and recorded a $11.4 million of impairment charges in the fourth quarter of 2002 and $5.5 million of transitional impairment charges in the first quarter of year ended December 31, 2002, representing the difference between the fair value of expected cash flows from the Services business unit, and its book value.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS
In the event that facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

COMPREHENSIVE INCOME (LOSS)
Under SFAS 130, "Reporting Comprehensive Income", the Company is required to display comprehensive income and its components as part of our full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income comprises net income and other comprehensive income. Other comprehensive income includes certain changes in equity of the Company that are excluded from net income. Specifically, SFAS 130 requires unrealized gains and losses on the Company's foreign currency translation, which were reported separately in stockholders' equity, to be included in, accumulated other comprehensive income. Comprehensive income (loss) in 2002, 2001 and 2000 has been reflected in the Consolidated Statement of Stockholders' Equity and Comprehensive Loss.

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

To date, the Company has sold most of its products in international markets. Sales to several customers have been denominated in British pounds and Euro and, at December 31, 2002 and 2001, amounts due from these customers represented 25% and 37%, respectively, of accounts receivable. Any gains and/or losses incurred on the settlement of these receivables are included in the financial statements as they occur.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then generally made either on 30 to 90 day payment terms, COD or letters of credit. The Company extends credit terms to international customers of up to 90 days, which is consistent with prevailing business practices.

At December 31, 2002 and 2001, approximately 37% and 62%, respectively, of trade accounts receivable represent amounts due from three and four customers, respectively. For the year ended December 31, 2002, 2001 and 2000, two, three and two customers accounted for 23%, 44%, and 40% of total sales respectively.



RECENT ACCOUNTING PRONOUNCEMENTS

In  April  2002,  the  FASB  issued  SFAS 145, "Recission of FASB Statements No.
4,  44  and  64,  Amendment  of  FASB  Statement  No.  13,  and  Technical
Corrections." Among other matters, SFAS 145 rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" will be used to classify those gains and losses. SFAS 145 is effective for the Company commencing January 1, 2003. The adoption of SFAS 145 will result in the reclassification of extraordinary gains on retirement of notes to interest expense.


In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's financial statements for the year ending December 31, 2003. The interim disclosure requirements are effective for interim periods commencing January 1, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

                                   P-COM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.
51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period commencing July 1, 2003. The company believes that the adoption of this standard will have no material impact on its financial statements.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption is not expected to have a material impact on the Company's financial position and results of operations.



2.     CHANGE IN ACCOUNTING PRINCIPLE

GOODWILL

Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. Pursuant to the impairment recognition provisions of SFAS 142, the Company conducted an evaluation of the impact of adopting SFAS 142. Accordingly, under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the Company's Services segment during the first quarter of 2002, representing the difference between the fair value of expected cash flows from the Services business unit, and its book value. The fair value of the Services segment was estimated using a discounted cash flows model over a four-year period from 2002 to 2005. A residual value was calculated assuming that the Services business unit will continue as a going concern beyond the discrete projected period. A discount factor of 25% was used to compute the present value of expected future cash flows. The residual of the goodwill balance amount of $11.4 million was also assessed to be impaired in the fourth quarter of 2002, and a charge was recorded for the same amount.

The following sets forth a reconciliation of net loss and loss per share information for the year ended December 31, 2002 and 2001 as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                            FOR THE YEAR ENDED DECEMBER 31,
                                                2002                2001
                                                ----                ----
Reported net loss                           $  (54,306)         $  (75,538)
Add back: Goodwill amortization                      -               2,411
                                           ------------------ ---------------
Adjusted net loss                              (54,306)           (73,127)
                                           ================== ===============
Basic and diluted loss per share
Reported net loss                           $   (2.13)          $   (4.56)
  Add back: Goodwill   amortization                 -                0.15
                                           ------------------ ---------------
  Adjusted net loss                         $   (2.13)          $   (4.41)
                                           ================== ===============
Weighted average number of shares
                                               25,546              16,551
                                           ================== ===============


Changes in the carrying amount of goodwill for the year ended December 31, 2002 and 2001 are as follows (in $000):

                                               2002                    2001
                                             -------                 -------

       Balance at January 1,                 $ 16,909                $ 24,941

       Goodwill amortization expense               -                   (2,411)
       Transitional impairment                (5,500)                       -
       Impairment charge                     (11,409)                  (5,621)
                                        --------------------  -----------------
       Balance at December 31,               $     -                 $ 16,909
                                        ====================  =================


3.       CHANGE IN ACCOUNTING PRINCIPLE

REVENUE RECOGNITION

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

in revenue and $10.5 million in related costs originally recognized in 1999 were deferred and re-recognized in the first quarter of 2000.



4.     BALANCE SHEET COMPONENTS

Inventory consists of the following (in thousands of dollars):

                                                           DECEMBER 31,
                                                       2002           2001
                                               ---------------   --------------
Raw materials                                    $   36,599        $  37,829
Work-in-process                                       3,921           11,912
Finished goods                                       12,396           19,767
Inventory at customer sites                             290            1,035
                                               ---------------   --------------
                                                     53,206           70,543
Less:  Inventory reserves                           (39,567)         (38,597)
                                               ---------------   --------------
                                                 $   13,639        $  31,946
                                               ===============   ==============


Property and equipment consists of the following (in thousands of dollars):

                                                                                         DECEMBER 31,
                                                     Useful Life                    2002            2001
                                                    ------------
                                                                               --------------- ----------------
Tooling and test equipment                          3 to 5 years                     $ 34,274         $ 34,953
Computer equipment                                       3 years                        8,033            7,979
Furniture and fixtures                                   5 years                        2,682            3,140
Land and buildings and
 leasehold improvements                             5 to 7 and 33 years                 1,798            2,337
Construction-in-process                                                                   118              799
                                                                               --------------- ----------------
                                                                                       46,906           49,208
 Less:Accumulated depreciation and amortization                                       (35,866)         (31,581)
                                                                               --------------- ----------------
                                                                                       11,040           17,627
                                                                               =============== ================


The above amounts include items under capital leases and related accumulated amortization of $6,990 and $3,370 at December 31, 2002 and $7,158 and $1,979 at December 31, 2001, respectively.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Goodwill and other assets consist of the following (in thousands):

                                                              DECEMBER 31,
Goodwill:                                                     2002         2001
                                                         ---------   ----------
CSM(P-Com Network Services)                              $  22,295   $   22,295
Cylink                                                      34,261       34,261
                                                         ---------   ----------
                                                            56,556       56,556
Less: Accumulated amortization and impairment              (56,556)     (39,647)
                                                         ---------   ----------
Net goodwill                                                     -       16,909
Other assets                                                   454          674
                                                         ---------   ----------
                                                          $    454     $ 17,583
                                                         =========   ==========

In 2002, management reviewed the carrying value of the goodwill related to the service business line. Based upon its assessment of future cash flows estimated to be provided by the business line, the carrying value of the goodwill of $16.9 million was assessed as impaired and a charge for the full amount was recorded.

In 2001 and 2000, management reviewed the carrying value of the goodwill related to the business line acquired from Cylink Wireless Group ("Cylink")in 1998. Based on the changes to the forecast future cash flows and the replacement of the Cylink Spread Spectrum products with the "AirPro Gold" line, it was determined that the residual goodwill arising from the Cylink acquisition was impaired and recorded a $5.6 million charge in 2001, and a $15 million charge in 2000.

Other accrued liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                           2002          2001
                                                    ------------- -------------
Purchase commitment                                  $   2,195     $  10,002
Deferred contract obligation (a)                         8,000         8,000
Deferred revenue                                           290         2,280
Accrued employee benefits                                  943         1,238
Accrued warranty                                           936         2,843
Income taxes payable                                        64           281
Lease obligations                                          435         2,095
Senior subordinated secured promissory note (b)            202             -
Interest payable                                           276           208
Other                                                    1,726         2,820
                                                    ------------- -------------
                                                     $  15,067     $  29,767
                                                    ============= =============

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


a) Under a joint license and development contract, the Company determined that a related Original Equipment Manufacturer ("OEM") agreement provided for subsequent payments of $8 million specifically earmarked for marketing our products manufactured under this joint license and development contract. As of December 31, 2002 and 2001, payment obligations of $8 million under this contract remained outstanding, and the Company has in February 2003 written to contest the amount claimed by the vendor.

b) In lieu of interest payment on the 4.25% Convertible Subordinated Notes that was due on November 1, 2002, the Company issued the Senior Subordinated Secured Promissory Note to a note holder. The Promissory Note bears interest at 7% per annum, and matures on May 1, 2003. After maturity, interest shall accrue at the rate of 9% per annum. The Promissory Note is secured against certain property and equipment.

c)   A summary of product warranty reserve activity is as follows:

          Balance at January 1, 2002                 $  2,843
          Additions relating to products sold             430
          Payments                                      (2,337)
                                                     --------
          Balance at December 31, 2002               $    936
                                                     --------


Other long-term liabilities consist of the following (in thousands):

                                                     DECEMBER 31,
                                                 2002          2001
                                           ------------- --------------
Capital lease obligations                   $   2,098      $       680
Other                                               -               89
                                           ------------- --------------
                                            $   2,098      $       769
                                           ============= ==============


5.     BORROWING ARRANGEMENTS

On September 20, 2002, the Company and Silicon Valley Bank ("the bank") entered into a Loan and Security Agreement for a $1 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $4 million borrowing line based on export related inventories and receivables (together, the "Agreements"). The bank makes cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $1.2 million for eligible inventories under the EXIM program. Advances under these Agreements bear interest at the bank's prime rate plus 2.5% per annum. The Agreements expire on September 20, 2003, and are secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company had also issued a $4 million secured promissory note underlying these Agreements to the bank. These Agreements supersede the Accounts Receivable Purchase Agreement dated June 26, 2002. As of December 31, 2002, the loan amount payable to the bank under these Agreements aggregated $2.9 million. The Company is not in compliance with the Agreements' revenue and minimum tangible net worth covenants as of December 31, 2002, and has on March 4, 2003 received a limited waiver from the bank for the designated revenue default, and a limited forbearance from exercising its rights and remedies arising from the tangible net worth default until the earlier of (i) March 15, 2003, or (ii) the occurrence of an event of default.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On March 24, 2003, the Company received a waiver from the bank of the non-compliance with the minimum tangible net worth covenant as of December 31, 2002, and the cross default arising from the non-compliance. The Company also received from the bank in the same waiver agreement a limited forbearance from exercising its rights and remedies arising from the Company's non-compliance with the tangible net worth covenant as of January 31, 2003; until the earlier of (i) April 15, 2003, or (ii) the occurrence of an event of default other than the January 2003 default. Under the terms of the forbearance, the bank reserved its right to immediately cease extending credit without further notice, and the right, in its discretion, to have the outstanding debt obligations bear interest at the default rate of interest, which includes an additional 4% penalty charge.

On March 29, 2001, the Company and Foothill Capital Corporation entered into a Loan and Security Agreement with a borrowing capacity of up to $25 million. The Loan and Security Agreement was to mature in March 2004. Borrowings under the Loan and Security Agreement were limited to 85% of eligible accounts receivable. At December 31, 2002, there were no outstanding borrowings under the Loan and Security Agreement. The Company was not in compliance with certain financial covenants in this Loan and Security Agreement as of December 31, 2001. The Agreement was terminated on February 6, 2002.

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

On November 5, 1997, the Company issued $100 million in 4 1/4% Convertible Subordinated Notes (the "Notes") due November 1, 2002. The Notes were convertible at the option of the holder into shares of our Common Stock at an initial conversion price of $27.46 per share and at $24.73 per share subsequent to October 2000. Interest on the Notes is paid semi-annually on May 1 and November 1 of each year. In 2002, 2000 and 1999, the Company issued Common Stock in exchange for a portion of these Notes and recorded extraordinary gains as noted below. The Company has restructured the repayment of the 4.25% Convertible Subordinated Notes. As part of the restructuring, the Company, on November 1, 2002 issued $22,390,000 aggregate face value of 7% Convertible Subordinated Notes due November 1, 2005, in exchange for the same amount of 4.25% Notes. The 7% Notes are convertible to the Company's common stock at $2.10 per share, subject to adjustment.

A summary of Convertible Subordinated Notes activity is as follows:

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                   GAIN ON
                                                                                                  CONVERSION
                                                               AMOUNT          SHARES ISSUED     OR REDEMPTION
                                                           ----------------- ---------------- -------------------
                                                              (MILLIONS)        (THOUSANDS)       (MILLIONS)
Issuance of $100 million in Convertible Subordinate Notes
in November 1997                                           $    100                   -        $        -
                                                           ----------------- ---------------- -------------------
Balance at December 31, 1997                                    100                   -                 -
Conversion of Notes in December 1998                            (14)                 493                5
                                                           ----------------- ---------------- -------------------
Balance at December 31, 1998                                     86                  493                5
Conversion of Notes in January and February 1999                (26)                 562                7
Conversion of Notes in December 1999                            (24)                 472                6
                                                           ----------------- ---------------- -------------------
Balance at December 31, 2000                                     36                1,527               18
Conversion of Notes in January 2000                              (7)                 135                2
                                                           ----------------- ---------------- -------------------
Balance at December 31, 2000 and 2001                            29                1,662               20
Conversion of Notes in May and July 2002                         (3)               1,367                -
Redemption of Notes in June and November 2002                    (4)                   -                1
                                                           ----------------- ---------------- -------------------
Balance at December 31, 2002                                $    22                3,029         $     21
                                                           ================= ================ ===================


6.       CAPITAL STOCK

The authorized capital stock of the Company consists of 69 million shares of Common Stock, $0.0001 par value (the "Common Stock"), and 2 million shares of preferred stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below).

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

COMMON STOCK
In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.3 million. In December 2002, the Company sold approximately 3,333,333 shares of unregistered Common Stock at a per share price of $0.15, for an aggregate net proceeds of approximately $0.4 million. The shares have subsequently been registered for resale.

In July 2001 the Company issued approximately 759,600 shares of unregistered Common Stock at a per share price of $3.95, for aggregate proceeds of $3 million.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In January 2000, the Company sold approximately 1,506,200 shares of Common Stock at a per share price of $28.55, for an aggregate purchase price of $43.0 million. The shares were subsequently registered for resale in October 2000. As a result of the late registration of these shares, the Company was required to issue the holders warrants to purchase 271,600 shares of Common Stock at an exercise price of $19.0 per share.


In August 2000, the Company sold 600,000 shares of unregistered Common Stock at a per share price of $30.55, for an aggregate purchase price of $18.2 million. The shares have subsequently been registered for resale.

At December 31, 2002, the Company had 6,113,000 shares of Common Stock reserved for issuance of warrants and options.



COMMON STOCK WARRANTS
As a result of the issuance of the Common Stock in May 2002 as part of vendor settlements, the issuance of the Common Stock in June 2002 and December 2002 for cash, the restructuring of the conversion price of the 4.25% Convertible Notes in November 2002, and warrants issued to the bank in May 2002 and September 2002, the warrant exercise price and number of shares issuable mentioned below were adjusted in accordance with the formula contained in the anti-dilution clauses of the warrants.

In March 2002, the Company issued warrants to purchase 600,000 common stock to a consultant in connection with financial advisory services rendered. The warrants were valued using Black Scholes option pricing model. The fair value of $480,000 was expensed fully to general and administrative expense during the year ended December 31, 2002.

In September 2002, in conjunction with the bank line of credit, the Company issued warrants to purchase 300,000 common stock to the bank. The warrants were valued using Black Scholes option pricing model. The fair value of $64,000 was expensed fully during the year ended December 31, 2002.

A summary of issued and outstanding warrants to purchase Common Stock is as follows:

                                        Number (in     Anti-dilution                  Old      New
                                      thousands)        adjustment         Total   Exercise    Exercise
                                                                                     Price       Price
                                   ----------------- ------------------ --------- ------------ -----------
                                                                                       $           $
June 1999 - issuance                      248               603            851       15.00        4.38
August 1999 -issuance                      36               104            140       25.00        6.43
January 2000 - issuance                    88                 -             88       42.50       42.50
January 2000 - issuance                    40                52             92       28.55       12.44
October 2000 - issuance                   272                 -            272       19.00       19.00
October 2000 - exercise                   (32)                -            (32)      19.00       19.00
March 2002 - issuance                     600                 -            600        1.02        1.02
September 2002 - issuance                 300                 -            300        0.72        0.72
December 2002 - issuance                  750                 -            750        0.30        0.30
                                   ----------------- ------------------ ---------
Balance at December 31, 2002
                                     2,302               759            3,061
                                   ================= ================== =========

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In general, the Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. In the case of the State of Wisconsin Investment Board, Firsthand Capital Management, Alpha Capital and StoneStreet Limited Partnership the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, the Board, in its sole discretion, may redeem the Rights for $0.0001 per Right.


7.     EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS. On January 11, 1995, our Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan").

The 1995 Plan authorizes the issuance of up to 2,986,892 shares of Common Stock as of December 31, 2002.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Under the Automatic Option Grant Program, as amended, participants will automatically receive an option to purchase 8,000 shares of common stock upon initially joining the Board of Directors and will receive an additional automatic grant each year at each annual stockholders' meeting for 800 shares. Each option will have an exercise price per share equal to 100% of the fair market value of the common stock on the grant date. The shares subject to each such initial grant shall vest, in a series of eight equal quarterly installments upon the optionee's completion of each three months of continued service as a board member over the 24-month period measured from the option grant date. The shares, which are subject to the annual 800 share option, is fully vested at the grant date.

The following table summarizes stock option activity under the Company's 1995 Plan (in thousands, except per share amounts):

                                                       2002                    2001                    2000
                                             ------------------------ ----------------------- ------------------------
                                               SHARES        PRICE      SHARES       PRICE      SHARES       PRICE
                                             ------------ ----------- ----------- ----------- ----------- ------------

Outstanding at beginning of year                1,436     $ 29.21        1,523    $  33.10       1,327    $  31.80
   Granted                                      2,046        1.01          336       11.55         888       33.55
   Exercised                                        -           -          -             -        (295)      27.50
   Canceled                                      (430)      16.82         (423)      28.80        (397)      34.00
                                             ------------             -----------             -----------

Outstanding at end of year                      3,052       12.05        1,436       29.20       1,523       33.10
                                             ============             ===========             ===========

Options exercisable at year-end                 1,190       24.53          734       36.10         522       37.45
                                             ============             ===========             ===========
Weighted-average fair value of
   options granted during the year                        $  0.77                 $  10.15                 $ 26.60


The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (in thousands, except per share amounts):

                                      OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     -----------------------------------------------------------------------------------
                                    WEIGHTED-       WEIGHTED-                             WEIGHTED-
   RANGE OF                          AVERAGE         AVERAGE                               AVERAGE
   EXERCISE                         REMAINING        EXERCISE                              EXERCISE
    PRICES              SHARES         LIFE           PRICE            SHARES               PRICE
                                    (IN YEARS)
----------------     ------------- ------------ --------------    -------------- -----------------------

$   0.37- 14.38        2,040           7.18       $    1.52             382         $     2.42
   15.00- 23.75          403           6.72           17.21             311              17.27
   25.00- 29.06          186           6.78           28.37             137              28.46
   31.56- 36.25          202           6.64           34.15             151              34.20
   41.25- 49.69           97           3.64           47.19              97              47.19
   66.25- 68.75           51           6.63           66.79              39              66.90
   86.25-105.45           73           4.67           91.12              73              91.12
                     -------------                                --------------

                       3,052           6.87       $   12.05           1,190         $    24.53
                     =============                                ==============

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Employee Stock Purchase Plan. On January 11, 1995, our Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. A total of 300,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Awards and terms are established by our Board of Directors. The Purchase Plan may be canceled at any time at the discretion of our Board of Directors prior to its expiration in January 2005. Under the Plan, the Company sold approximately 27,000, 79,000, and 78,000, shares in 2002, 2001, and 2000, respectively. The Board of Directors suspended the plan in January 2002.

                                                                    2002           2001             2000
                                                              -------------   -------------     ------------

Net loss applicable to common stockholders

                 As reported                                   $(54,306)      $ (75,538)        $   (69,949)
                 Pro forma                                     $(57,054)      $ (81,676)        $   (78,219)
Net loss per share
               As reported - Basic and Diluted                 $  (2.13)      $   (4.55)        $     (4.50)
               Pro forma - Basic and Diluted                   $  (2.23)      $   (4.95)        $     (5.00)

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

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001, and 2000, respectively: expected volatility of 158%, 125%, and 95%; weighted-average risk-free interest rates of 3.1%, 4.1% and 6.2%; weighted-average expected lives of 4.0, 3.5, and 3.7; respectively, and a zero dividend yield.

The fair value of the employees' stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2002, 2001, and 2000, respectively: expected volatility of 197%, 157%, and 95% weighted-average risk-free interest rates of 1.7%, 3.5% and 6.2%, weighted-average expected lives of 0.5, 0.5, and 0.5 years and a dividend yield of zero. The weighted-average fair value of those purchase rights granted in 2002, 2001, and 2000 was $0.83, $5.47 and $6.03, respectively.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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


8.       RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2002, the Company recorded a $5.8 million inventory related charge to product cost of sales. The Company determined that there was a need to reevaluate its inventory carrying value in the light of the continuing world wide slowdown in the global telecommunications market, especially with regard to an assessment of future demand for the Point-to-Multipoint product range, and this resulted in a $5 million charge to product cost of sales for Point-to-Multipoint inventories, and a $0.8 million charge for Spread Spectrum inventories.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.     SEGMENT REPORTING

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

 In August 1999, the Company announced its intent to divest its broadcast equipment business, Technosystem, and concluded that a measurement date had occurred. Accordingly, beginning in the third quarter of 1999, this business was reported as a discontinued operation and the amounts presented for prior periods have been reclassified for appropriate comparability. Technosystem was divested in the first quarter of 2000. As such, the segment information shown below does not include Technosystem's financial information. On February 9, 2001, the Company sold its RT Masts unit which was primarily engaged in providing site preparation, installation, and which maintenance of wireless broadband radio systems for cell phone services providers in the UK. RT Masts provided approximately $20 million in revenues to P-Com's consolidated operations in 2000 and has historically been included as a component of our Service sales segment. Capital expenditures for long-lived assets are not reported to management by segment and are excluded as presenting such information is not practical. The following tables show the operating results and identifiable assets of our operating segments (in thousands):

FOR THE YEAR ENDED
DECEMBER 31, 2002                     PRODUCT           SERVICE         TOTAL
                                  ---------------    --------------  ----------

Sales                              $    29,686           $  3,337       33,023
Loss from operations                   (42,619)            (4,284)     (46,903)
Depreciation                             6,602                301        6,903
Identifiable assets                     32,799              2,924       35,723
Interest expense, net                    2,457                  9        2,466


FOR THE YEAR ENDED
DECEMBER 31, 2001                     PRODUCT           SERVICE         TOTAL
                                 ----------------    --------------  ----------

Sales                            $   73,236          $  30,838       $ 104,074
Loss from operations                (83,210)              (211)        (83,421)
Depreciation                          8,845                310           9,155
Identifiable assets                  82,459              9,775          92,234
Interest expense, net                 1,946                 15           1,961

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

FOR THE YEAR ENDED
DECEMBER 31, 2000                     PRODUCT            SERVICE        TOTAL
                                 ----------------    --------------  ----------


Sales                             $   183,606           $  50,795     $234,401
Income (loss) from operations         (46,701)              3,263      (43,438)
Depreciation                           10,375                 573       10,948
Identifiable assets                   194,351              21,868      216,219
Interest expense, net                   4,629                 121        4,750



The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):



                              % OF TOTAL
                                FOR 2002       2002        2001         2000
                             ------------ ----------   -----------   ----------
Sales:
  United States                      19%  $    6,286   $   46,989    $ 130,942
  United Kingdom                     18%       5,894       32,361       57,061
  Continental Europe                 14%       4,487        2,289       18,135
  Asia                               45%      15,018       16,495        8,637
  Other geographic regions
                                      4%       1,338        5,940       19,626
                             ------------ ----------   -----------   ----------
           Total                  100.0%  $   33,023   $  104,074    $ 234,401
                             ============ ==========   ===========   ==========




                                              2002                2001
                                         ----------------- ----------------
Property, plant, and equipment, net
   United States                         $    9,589         $  15,879
   United Kingdom                               109               345
   Italy                                      1,332             1,388
   Other geographic regions                      10                15
                                         ----------------- ----------------
        Total                            $   11,040         $  17,627
                                         ================= ================




10.    NET LOSS PER SHARE

For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of our Common Stock for the period because the effect would be antidilutive. Also, because losses were incurred in the years 2002, 2001, and 2000, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are antidilutive.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.    INCOME TAXES

Loss before extraordinary items, income taxes and cumulative effect of accounting change consists of the following (in thousands):


                                          YEAR ENDED DECEMBER 31,
                               2002               2001              2000
                          ----------------   ---------------   ----------------
Domestic                         $(50,370)         $(77,087)          $(55,511)
Foreign                            $ (299)              974                346
                          ----------------   ---------------   ----------------

                                 $(50,669)         $(76,113)          $(55,165)
                          ================   ===============   ================



The provision (benefit) for income taxes consists of the following (in thousands):

                               2002               2001              2000
                          ----------------   ----------------  ----------------
Current:
  Federal                          $ (503)          $ (1,131)              $ -
  State                                 -                 13                 -
  Foreign                              33                543             1,282
                          ----------------   ----------------  ----------------
                                     (470)              (575)            1,282
                          ----------------   ----------------  ----------------

Deferred:
  Federal                               -                  -             8,792
  State                                 -                  -             1,066
                          ----------------   ----------------  ----------------
                                        -                  -             9,858
                          ----------------   ----------------  ----------------
          Total                    $ (470)            $ (575)         $ 11,140
                          ================   ================  ================

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



Deferred tax assets consist of the following (in thousands):


                                                     DECEMBER 31,
                                               2002               2001
                                          ----------------   ----------------
Net operating loss carryforwards               $   80,082        $    70,810
Credit carryforwards                               11,183             10,267
Net operating loss carry forwards                   9,765             13,235
Credit carryforwards                               20,614             22,353
                                          ----------------   ----------------
Intangible assets                                 121,644            116,665
Valuation allowance                              (121,644)          (116,665)
                                          ----------------   ----------------
Net deferred tax asset                         $        -        $         -
                                          ================   ================

For federal and state tax purposes, a portion of the Company's net operating loss carry forwards may be subject to certain limitations on utilization in case of change in ownership as defined by federal and state tax law.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. The Company has assessed its ability to realize future tax benefits, and concluded that as a result of the history of losses, it was more likely than not, that such benefits would not be realized. Accordingly, the Company has recorded a full valuation allowance against future tax benefits.

As of December 31, 2002, the Company had federal net operating loss carryforward of approximately $220,000,000. If not utilized, the losses will begin to expire in 2017.

Reconciliation of the statutory federal income tax rate to our effective tax rate is as follows:


                                                            2002            2001             2000
                                                      -------------  ---------------  ---------------
U.S. federal statutory rate                                  35.0%            35.0%            35.0%
State income taxes, net of federal tax benefit                 0.0              0.0              0.0
Change in valuation allowance                                  0.0              0.0            (17.9)
Foreign income taxes at different rate                         0.5             (0.7)            (2.3)
Net operating loss                                           (35.0)           (35.0)           (35.0)
Other, net                                                    (1.4)             0.0              0.0
                                                      -------------  ---------------  ---------------
                                                              (0.9)%           (0.7)%          (20.2)%
                                                      =============  ===============  ===============

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



12.    ACQUISITIONS AND DIVESTITURES

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The Company accounted for its acquisitions of Control Resources Corporation, RT Masts and Telematics as pooling-of-interests.

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


13.      COMMITMENTS

OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES
In August 1998, the Company entered into a capital lease for equipment in the amount of $1,600 with interest accruing at the rate of 6.3% per annum. The lease is accounted for as a sale-leaseback transaction, which expires in January 2003. In 2000, the Company entered into several capital leases for equipment in the amount of $1,869 with interest accruing at 11%. These leases expire in 2002. In 2001, the Company entered into several capital leases for equipment in the amount of $ 3,212 with interest accruing of 11%. In 2002, the Company entered into several capital leases for equipment in the amount of $459 with interest accruing of 7.25%. Future minimum lease payments required under these leases are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------

2003                                                  $       827
2004                                                        2,129
                                                    -----------------------

Total minimum lease payments                                2,956
Less:  Amount representing interest                         ( 444)
                                                    -----------------------

Present value of net minimum lease payments          $      2,512
                                                    =======================


The present value of net minimum lease payments are reflected in the December 31, 2002 and 2001 balance sheets as a component of other accrued liabilities and other long-term liabilities of $2,512 and $2,775, respectively.

 The Company leases its facilities under non-cancelable operating leases, which expire at various times through 2008. The leases require the Company to pay taxes, maintenance and repair costs. Future minimum lease payments under our non-cancelable operating leases at December 31, 2002 are as follows (in thousands):

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



YEAR ENDING DECEMBER 31,
------------------------

2003                                          $      3,001
2004                                                 3,215
2005                                                 3,091
2006                                                   482
2007                                                   402
Thereafter                                              64
                                          -------------------------
                                              $     10,255
                                          =========================


During 2002, 2001, and 2000, the amount of rent expense incurred by the Company under non-cancelable operating leases was $3,230, $4,196, and $3,180, respectively.

14.      CONTINGENCIES

In September and October 1998, several class action complaints were filed in the Superior Court of California, County of Santa Clara, on behalf of Company stockholders who purchased or otherwise acquired its Common Stock between April 1997 and September 11, 1998. The plaintiffs alleged various state securities laws violations by the Company and certain of its officers and directors. The complaints sought compensatory, punitive and other damages, attorneys' fees and injunctive and/or equitable relief.

On December 3, 1998, the Superior Court of California, County of Santa Clara, entered an order consolidating all of the above complaints. The Company reached an agreement in principle on October 25, 2001 to settle the consolidated securities class action suit. On February 8, 2002, pursuant to that agreement in principle, the court entered final judgment approving the settlement. Under the terms of the settlement, all claims against the Company and all other defendants were dismissed without admission of liability or wrong doing by any party. The $16 million settlement was funded entirely by our directors and officers liability insurance.

15.    SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning supplemental disclosure of cash flow activities.

                                                                 YEAR ENDED DECEMBER 31,
                                                            2002          2001           2000
                                                      ------------- -------------- -------------
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for income taxes                            $    -        $     353      $     435
                                                      ============= ============== =============

 Cash paid for interest                                $   1,829     $   1,605      $   2,725
                                                      ============= ============== =============


NON-CASH TRANSACTIONS
During 2002 and 2001, $459 and $3,212 of fixed assets were acquired through the assumption of capital lease liabilities respectively.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During 2002 and 2000 the Company issued shares of Common Stock in exchange for Convertible Subordinated Notes. In conjunction with these transactions, the Company recorded Notes conversion expense of $711 for the year ended December 31, 2002, in accordance with FAS 84, and extraordinary gain of $1.4 million and $1.9 million for the year ended December 31, 2002 and December 31, 2000, respectively. See Note 5 for additional information.

During 2002, the Company issued shares of Common Stock valued at $1.27 million in connection with various settlement payment to vendors. The Company also issued warrants to purchase common stock to a consultant in lieu of services rendered, to the bank for the bank line of credit, to investors in conjunction with the common stock issuances, and certain warrant holders anti-dilution adjustments.

16. RELATED PARTY TRANSACTIONS

In June 2002, the Company paid $2.5 million professional fees, and in March 2002 issued 600,000 common stock warrants at an exercise price of $1.02 per share, to Cagan McAfee Capital Partners ("CMCP") in connection with services rendered for restructuring of the 4.25% Notes, financial advisory services for arranging the bank line of credit and equity raising transactions, and retainer fees. CMCP invested in approximately 25% of the private equity placement of $8.25 million completed in June 2002. The Company further paid consulting fees totaling approximately $264,000 in 2002 to CMCP.

Myntahl Corporation, an appointed distributor in China also invested approximately 13% of the private equity placement of $8.25 million completed in June 2002. The Company further has sales of approximately $4.2 million to Myntahl, and paid approximately $0.5 million in commission and $0.2 million in consulting fees to Myntahl during the year ended December 31, 2002.



17. SUBSEQUENT EVENTS

The Company issued 2,100,000 common stock at $0.18 a share to an existing stockholder for cash in January 2003.

Effective March 10, 2003, the Company's Common Stock was delisted by the Nasdaq SmallCap Market, and is now traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol PCOM.OB.

On March 26, 2003, the Company issued $1.5 million 10% Convertible Bridge Notes, with maturity date of one year from the date of issuance. The 10% Notes are automatically convertible to common stock upon the Company completing an additional $3 million minimum equity or equity-linked financing at a 10% or 20% premium to the face value of the 10% Notes, subject to the execution of certain financing transactions. The 10% Notes are subordinated to the existing secured bank line of credit, but senior to the $22.4 million outstanding 7% Convertible Notes, due November 1, 2005.

                                   P-COM, INC.


SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

The following is in thousands, except per share data:


                                                                THREE MONTHS ENDED
                                          MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                       ----------------  --------------  ----------------   --------------
2002
   Sales                                $   8,340        $    8,736       $    7,450         $    8,497
   Gross profit (loss)                  $     813        $    1,443       $      797         $   (3,953)
   Loss before extraordinary item and
   cumulative effect of change in
   accounting principle                 $  (9,675)       $   (9,435)      $   (9,003)        $  (22,086)
   Net loss                             $ (15,175)       $   (8,042)      $   (9,003)        $  (22,086)
   Net loss per common share:
     Loss from operations               $   (0.55)       $    (0.43)      $    (0.29)        $    (0.57)
     Extraordinary gain on
      retirement of Notes                       -        $     0.06       $        -         $        -
     Cumulative effect of change in
      accounting principle              $   (0.35)       $        -       $        -         $        -
     Basic and diluted                  $   (0.90)       $    (0.37)      $    (0.29)        $    (0.57)


                                                                THREE MONTHS ENDED
                                          MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                       ----------------  --------------  ----------------   --------------

2001
   Sales                                $  59,173        $   27,245       $   10,251         $    7,405
   Gross profit (loss)                  $   6,920        $    3,725       $  (19,529)        $   (5,556)
   Net loss                             $ (10,187)       $  (10,154)      $  (37,271)        $  (17,926)
   Net loss per common share:
     Basic and diluted                  $   (0.66)       $    (0.65)      $    (2.20)        $    (1.05)



                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                                 (IN THOUSANDS)


                                                                  ADDITIONS
                                             BALANCE AT           CHARGED TO         DEDUCTIONS
                                              BEGINNING           STATEMENT            FROM           BALANCE AT
                                               OF YEAR          OF OPERATIONS        RESERVES         END OF YEAR
                                          ------------------ -------------------- ---------------- -------------------
 Allowance for doubtful accounts:
   Year ended December 31, 2000               $ 14,899                   696          (11,785)            3,810
   Year ended December 31, 2001                  3,810                11,837    *     (14,567)            1,080
   Year ended December 31, 2002                  1,080                   258             (959)              379
 Inventory related reserves:
   Year ended December 31, 2000               $ 16,180                17,361           (7,551)           25,990
   Year ended December 31, 2001                 25,990                30,000          (17,393)           38,597
   Year ended December 31, 2002                 38,597                 5,770           (4,800)           39,567


* $11.6 million was a direct result of the bankruptcy of Winstar.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          Not applicable

                                   P-COM, INC.


                                    PART III


ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

The Board is authorized to have seven directors. The executive officers and directors of the Company, their ages as of March 31, 2003 and their positions and their backgrounds are as follows:


NAME                                    AGE   POSITION
----                                    ---   --------
George P. Roberts                       70    Chairman of the Board and Chief Executive Officer
Leighton J. Stephenson                  54    Chief Financial Officer, Vice President
Alan T. Wright                          54    Chief Operating Officer
Ben L. Jarvis                           65    Executive Vice President and
                                              General Manager, P-Com Network Services
John R. Wood                            47    Senior Vice President and Chief Technical Officer
Randall L. Carl                         40    Senior Vice President, Worldwide Sales
Brian T. Josling                        60    Director
John A. Hawkins                         42    Director
Frederick Fromm                         53    Director
Brig. General (Ret)
Harold Johnson                          79    Director (Resigned on January 16, 2003)


BACKGROUND
The principal occupations of each executive officer and director of the Company for at least the last five years are as follows:

GEORGE P. ROBERTS

Mr. Roberts is a founder of the Company and has served as Chief Executive Officer and Director since October 1991 to May 2001, and has served as interim Chief Executive Officer since January 2002. Since September 1993, he has also served as Chairman of the Board of Directors. Mr. Roberts' term as a director of the Company ends upon the 2005 Annual Meeting of Stockholders.

LEIGHTON J. STEPHENSON

Mr. Stephenson has served as Vice President, Finance and Administration and Chief Financial Officer since September 2000. From 1993 to 2000 he served as Chief Financial Officer, Treasurer, and Secretary of Vallen Corporation, a Texas company engaged in manufacturing and distribution of industrial safety products and services.

ALAN T. WRIGHT

Mr. Wright has served as Chief Operating Officer since December 2001. Mr. Wright previously served as Executive Vice President of Operations from March 2000 to December 2001, and in the same position from 1997 to 1998. From 1998 to 1999 he served as Senior Operations Advisor and was a private investor from 1996 to 1997 and 1999 to 2000.

BEN L. JARVIS

Mr. Jarvis has served as Executive Vice President and General Manager of P-Com Network Services since May of 2000. From September of 1998 to November of 1999 he served as Senior Vice President of Operations and Engineering for Alaska Communications Systems, the local wireline telephone service provider for Alaska. From 1996 to August of 1998, he served as Chief Operating Officer of Amaritel S.A. DE C.V., a competitive local exchange carrier with its headquarters in Mexico City, Mexico and from 1993 to 1996,he served as Chief Executive Officer of U.S. Global Telecommunications, Inc., a Hungarian provider of local telephone and facilities based long distance services.

JOHN WOOD

Mr. Wood was appointed Senior Vice President of Technology Strategies of the Company in January 1997. From April 1993 to January 1997, Mr. Wood served as Vice President, Engineering for the Company. Mr. Wood was appointed Chief Technical Officer in January 2002.

RANDALL L. CARL

Mr. Carl has held a variety of management roles since he joined P-Com in 1992. These include Vice President of Sales Asia-Pacific, Vice President & General Manager of Point-to-Point Business Unit, Vice President of Product Strategy and Vice President of Marketing. Prior to P-Com, Mr. Carl served in technical marketing and systems engineering roles for Digital Microwave Corporation and Avantek Inc.

BRIAN T. JOSLING

Mr. Josling has served as Director of the Company since September 1999. From December 2000 to September 2002 he served as the President of Fuel Cells, Canada. From 1997 to 1999, Mr. Josling was a division President for
Rogers ATT, Canada's national cellular telephone carrier, and director of an association promoting the fuel cell industry in Canada. Mr. Josling's term as a director of the Company ends upon the 2005 Annual Meeting of Stockholders.

JOHN A. HAWKINS

Mr. Hawkins has served as a Director of the Company since September 1991. Since August 1995, Mr. Hawkins has been a General Partner of Generation Capital Partners, L.P., a private equity firm. Mr. Hawkins term as a director of the Company ends upon the 2003 Annual Meeting of Stockholders.

FREDERICK FROMM

Mr. Fromm has served as a Director of the Company since June 2001. From July 2000, until January 2003, Mr. Fromm served as president of Oplink Communications, Inc. From 1997 to 2000, Mr. Fromm served as president and Chief Executive Officer at Siemens Telecom Networks, Inc., a telecommunications equipment company. During this time Mr. Fromm also oversaw the spin-off of Optisphere Networks, Inc. a wholly owned subsidiary of Siemens, Inc. and served as Chief Executive officer of Optishere Networks until October 2002. Mr. Fromm's term as a director of the Company ends upon the 2004 Annual Meeting of Stockholders.

BRIG. GENERAL HAROLD JOHNSON (RET.)(resigned on January 16, 2003)

Mr. Johnson served as a Director of P-Com from June 2001. From 1997 to
1999, General Johnson served as Senior Vice President, Business Development of The Fairchild Corporation, a defense and commercial aircraft contractor. Since January 1999 General Johnson has served as a partner in Aragon Ventures, LLC in Palo Alto, California, a company providing investment capital to high technology enterprises. He currently serves as Chairman of the board of directors of KLT Telecom, Inc., a telecommunications company focusing on telemedicine and diagnostics. General Johnson resigned as a director of the Company on January 16, 2003.

BOARD COMMITTEES AND MEETINGS
The Board of Directors held 25 meetings and acted by unanimous written consent 13 times during the fiscal year ended December 31, 2002. The Board of Directors has an Audit Committee and a Compensation Committee. Each director attended or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings held by all committees of the Board on which such director served during 2002.

The Audit Committee currently consists of two directors, Mr. Josling and Mr. Fromm, subsequent to the resignation of Mr. Johnson. The committee is primarily responsible for approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. Neither Committee member has been or is currently an employee of the Company. Neither Committee member has any consulting or advisory relationship with the Company that calls for payment of a compensatory fee. The Audit Committee held 4 meetings during 2002.

As of the date of this filing, the Audit Committee does not have a member who qualifies as a financial expert. The Board of Directors is actively seeking at least one additional member at present, and identifying and adding a member who qualifies under the regulatory definition as a financial expert is the highest priority.

The Compensation Committee currently consists of two directors, Mr. Hawkins and Mr. Fromm, and is primarily responsible for reviewing and approving our general compensation policies and setting compensation levels for our executive officers. The Compensation Committee also has the authority to administer our Employee Stock Purchase Plan and our 1995 Stock Option/Stock Issuance Plan and to make option grants there under. The Compensation Committee did not hold any meetings and acted by unanimous written consent 11 times during 2002.

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed as Exhibit 99._ hereto. P-Com will provide to the public, free of charge, a copy of the code of ethics upon request in writing to P-Com's chief financial officer at P-Com at 3175 S. Winchester Blvd., Campbell, CA 95008.

ITEM 11.  EXECUTIVE COMPENSATION AND RELATED INFORMATION

The following table provides certain information summarizing the compensation earned for services rendered in all capacities to company and its subsidiaries for each of the last three fiscal years by (i)our Chief Executive Officer, and
(ii) each of our four other most highly compensated executive officers, who were executive officers on December 31,2002 and whose salary and bonus for the fiscal year ended December 31, 2002 (the "2002 Fiscal Year") was in excess of $100,000 (collectively, the "Named Executive Officers").



                         2002 SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                        --------------------------      COMPENSATION
                                                                                  ANNUAL               --------------
                                                                               COMPENSATION               AWARDS
                                                                        --------------------------     --------------
                                                                                       -----------       SECURITIES
                                                                ------  -------------     BONUS           UNDERLYING
                                                                 YEAR      SALARY($)(1)    ($)           OPTIONS(#)
--------------------------------------------------------------  ------  -------------  -----------      -------------
                 NAME AND PRINCIPAL POSITION
--------------------------------------------------------------

George P. Roberts....................................            2002      145,670          -             915,443
  Chief Executive Officer and                                    2001      355,175          -                -
  Chairman of the Board of Directors                             2000      376,000          -              75,000

Alan T. Wright.......................................            2002      214,524                         65,000
 Chief Operating Officer                                         2001      253,232       96,000            27,000
                                                                 2000      164,307       25,000            38,000

Ben L. Jarvis........................................            2002      203,807          -              37,479
 Executive Vice President &                                      2001      242,019          -              14,000
 General Manager, P-Com Network Services                         2000      151,538          -              20,000

Caroline Baldwin Kahl................................            2002      150,169          -              27,415
Vice President & General Counsel                                 2001      171,259          -              12,000
                                                                 2000      145,961          -               5,000

Leighton J. Stephenson                                           2002      171,522          -              55,000
VP Finance & Admin and Chief Financial Officer                   2001      197,484          -              10,000
                                                                 2000       66,153          -              45,000

Randall L. Carl......................................            2002      158,650       11,400            45,000
Senior Vice President, Worldwide Sales                           2001         -             -                -
                                                                 2000         -             -                -

----------------------------------------------------
(1) Includes amounts deferred under our 401(k) Plan.
The following table contains information concerning the stock option grants made to each of the named Executive Officers for the 2001 Fiscal Year. No stock appreciation rights were granted to these individuals during such fiscal year.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              % OF TOTAL                                         POTENTIAL REALIZABLE
                              NUMBER OF        OPTIONS                                             VALUE AT ASSUMED
                              SECURITIES      GRANTED TO                                         ANNUAL RATES OF STOCK
                              UNDERLYING      EMPLOYEES            INDIVIDUAL GRANT             PRICE APPRECIATION FOR
                                                            -------------------------------
                               OPTIONS        IN FISCAL        EXERCISE       EXPIRATION            OPTION TERM (1)
                                                                                            --------------------------------
                             GRANTED (#)         YEAR        PRICE ($/SH)        DATE           5% ($)         10% ($)
                            --------------- --------------- ---------------- -------------- --------------------------------
George P. Roberts               413,999          23.18       $     1.10        02/04/12      $286,398       $725,789
                                 83,667           4.68             0.75        03/22/12        39,463        100,008
                                417,777          23.39             0.90        04/24/12        18,780         37,600
Alan T. Wright                   65,000           3.64             1.10        02/04/12        44,966        113,953
Ben L. Jarvis                    37,479           2.10             1.10        02/04/12        25,928         65,705
Caroline Baldwin Kahl            27,415           1.53             1.10        02/04/12        18,966         48,062
Leighton J. Stephenson           55,000           3.10             1.10        02/04/12        38,048         96,421
Randall L. Carl                  25,000           1.40             1.10        02/04/12        17,295         43,828
                                 20,000           1.12             0.90        04/24/12        11,320         28,687


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

(3) Each option granted on 02/04/02 is exercisable upon the latter of (i) 6 months from the date of grant or (ii) stockholder approval of an increase to the share reserve for (50%) of the Option shares upon the completion of one (1) year of Service measured from the Vesting Commencement Date and for the balance of the Option Shares in a series of twelve (12) successive equal monthly installments upon completion of each additional month of Service over twelve (12) month period measured from the first anniversary of the Vesting Commencement Date.


The table below sets forth certain information with respect to the named Executive Officers concerning the exercise of options during 2002 and unexercised options held by such individuals as of the end of such fiscal year. No SARs were exercised during 2002 nor were any SARs outstanding at the end of such fiscal year.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          FISCAL YEAR-END OPTION VALUES


                                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                               SHARES         VALUE         UNDERLYING UNEXERCISED                  IN-THE-MONEY
                              ACQUIRED       REALIZED        OPTIONS AT FY-END (#)             OPTIONS AT FY-END (1)
                                                        -------------------------------- -----------------------------------
                             ON EXERCISE       ($)       EXERCISABLE    UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
 NAME                            (#)           (2)           (3)
------------------------- ---------------- -----------  ------------- ------------------ ---------------- ------------------

George P. Roberts                   -       $      -       598,681          674,429       $       -        $        -
Alan T. Wright                      -              -       39,059            90,941               -                 -
Ben L. Jarvis                       -              -       23,522            51,436               -                 -
Caroline Baldwin Kahl               -              -       19,805            35,025               -                 -
Leighton J. Stephenson              -              -       30,099            79,901               -                 -
Randall L. Carl                     -              -       17,708            52,292               -                 -


(1) Based on the fair market value of the option shares at the 2002 Fiscal Year-end ($0.19 per share based on the closing selling price on the NASDAQ National Market as of December 31, 2002) less the exercise price.

(2) Based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.

(3) The options are immediately exercisable for all the options shares. However, any shares purchased under the options are subject to repurchase by the Company, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in such shares. As of December 31, 2002, the following number of shares were unvested: Mr. Roberts- 674,429 shares; Mr. Wright- 90,941 shares; Mr. Jarvis- 51,436 shares; and Ms. Kahl- 35,025 shares; and Mr. Stephenson- 79,901; and Mr. Carl - 52,292 shares. The table shows these as "unexercisable."

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

         The Company has entered into severance agreements (the "Agreements") with George Roberts, Chairman of the Board of Directors and Acting Chief Executive Officer, Leighton J. Stephenson, Chief Financial Officer and Vice President, Finance and Administration, and Ben L. Jarvis, Executive Vice President and General Manager, P-Com Network Services, Inc., (individually, the "Officer" and collectively the "Officers"), dated May 31, 2001, December 7, 2000,and December 7, 2000 respectively. Each of these Agreements provides for the following benefits should the Officer's employment terminate, either voluntarily or involuntarily, for any reason within twenty-four (24) months following a Change in Control: (a) a severance payment in an amount equal to two
(2) times his annual rate of base salary; (b) a bonus for Mr. Stephenson in an amount equal to the greater of either (i) two (2) times the full amount of the Officer's target bonus for the fiscal year in which the termination occurs or
(ii) two (2) times the full amount of his target bonus for the fiscal year in which a Change in Control occurs, and a bonus for Mr. Roberts in an amount equal to the target bonus specified for the fiscal year in which involuntary termination occurs; (c) the shares subject to each outstanding option held by the Officer (to the extent not then otherwise fully vested) will automatically vest so that each such option will become immediately exercisable for all the option shares as fully-vested shares (notwithstanding anything in this Form 10-K to the contrary); and (d) the Company will, at its own expense, provide Mr. Stephenson and his dependants with continued health care coverage from the earlier of 24 months from termination or the first date that they are covered under another employer's benefit program, and for Mr. Roberts and his dependents continued health care coverage for their lives. A Change in Control will be deemed to occur under the Agreements upon: (a) a merger or consolidation in which securities possessing fifty percent (50%) or more of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company in complete liquidation or dissolution of the Company; (c) a hostile take-over of the Company, whether effected through a tender offer for more than twenty-five percent (25%) of our outstanding voting securities or a change in the majority of the Board by one or more contested elections for Board membership; or (d) the acquisition, directly or indirectly by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than thirty percent (30%) of the total combined voting power of our outstanding securities pursuant to a tender or exchange offer made directly to our stockholders. In addition, each Officer will be entitled to a full tax gross-up to the extent one or more of the severance benefits provided under his Agreement are deemed to constitute excess parachute payments under the federal income tax laws.

In addition to the above severance agreements, the Company also entered into certain benefits agreements, with Mr. Stephenson, Mr. Jarvis and Alan T. Wright, Chief Operating Officer, dated April 8, 2002. Each of these agreements provides for the following benefits should the officers' employment terminate involuntarily:

     o salary continuation payments in an aggregate amount equal to the greater of the officers' annual base salary in effect immediately prior to the involuntary termination of the officer's base salary in effect as of January 1,2002;

     o unvested options held by the officers will continue to vest for a period of one year following the date of the involuntary termination, and all vested but unexercised options will remain exercisable until the expiration of the one-year period following the date of the involuntary termination;

     o a lump sum payment for all unpaid vacation days accrued by the officer through the date of the involuntary termination; and

     o indemnification of the officer to the same extent provided for other officers and directors under P-Com 's restated certificate of incorporation, bylaws, indemnification agreements and insurance policies.

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

In addition to the indemnification provisions contained in our Amended Restated Certificate of Incorporation and Bylaws, the Company has entered into separate indemnification agreements with each of its directors and officers. These agreements require the Company, among other things, to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements (collectively, "Liabilities") paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as a director or officer of the Company) other than Liabilities arising from the willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee of our Board of Directors currently consists of Mr. Fromm and Mr. Hawkins. Neither of these individuals was an officer or employee of the Company at any time during the 2002 Fiscal Year or at any other time, nor they had a business relationship with the Company.

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

COMPENSATION PHILOSOPHY
Since the initial public offering of our Common Stock in March 1995, it has been the Committee's policy and objective to provide our executive officers and other key employees with competitive compensation opportunities based upon their contribution to the financial success of the Company, the enhancement of corporate and stockholder values, the market levels of compensation in effect at companies with which the Company competes for executive talent, the financial resources of the Company and the personal performance of such individuals. The primary factors that the Committee considered in establishing the compensation levels of the executive officers for the 2002 fiscal year are summarized below. The Committee may, however, in its discretion, apply different factors in setting executive compensation for future fiscal years.

It is the Committee's current objective to have a significant portion of each officer's overall compensation contingent upon our performance as well as upon the officer's own level of performance. Accordingly, the compensation package for each executive officer and key employee is comprised of three elements: (i) base salary that reflects individual performance and is designed primarily to be competitive with salary levels in effect at a select group of companies with which the Company competes for executive talent, (ii) annual performance awards payable in cash and based upon our financial performance and the market performance of our common stock and (iii) long-term equity incentive awards with overlapping vesting schedules that strengthen the mutuality of interests between the executive officers and our stockholders while fostering retention of existing personnel.

The Committee recognizes that the highly-specialized industry sector in which the Company operates is extremely competitive, yet in 2002 was subjected to extreme economic downturn with significant reduction in force actions prevalent across most companies in the sector. The current market is one of soft demand for industry-specific executives, particularly in the engineering and/or operations management areas. It is crucial that the Company reward and be assured of retaining the executive personnel essential to the attainment of our performance goals, and who can successfully manage organizations through distressed economic times. For these reasons, the Committee believes executive compensation arrangements must remain competitive with those offered by other companies of similar complexity and performance records (the "peer group"), but must realistically track the Company's present financial condition in order to provide adequate incentive to our executive officers to continue to provide services to the Company.

CASH COMPENSATION
A key objective of our current executive compensation program is to position its key executives to earn cash compensation reflective of peer groups in the current industry climate. During 2002, the Committee reviewed and relied on technology industry compensation surveys in its assessment of appropriate compensation levels.

The fiscal year 2002 base salaries for the named executive officers are based upon a number of factors, including, without limitation, each executive's performance and contribution to overall company performance, and current financial condition of the company. Base salary decisions are made as part of a formal review process. Along with all exempt employees, each executive officer's salary was reduced by 10% of base salary in April 2002 and again by 20% of base salary in July 2002.

The annual incentive compensation provided to our executive officers is in the form of cash bonuses based on the Committee's assessment of our financial performance for the year, the individual officer's contribution to that performance, and individual compensation incentive goals. For the 2002 fiscal year, the Committee recommended a bonus payment of $11,400 to Randall L. Carl, executive Vice-President of Sales for meeting certain performance objective. No cash bonus was awarded to any other executive officers.

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

CHIEF EXECUTIVE OFFICER PERFORMANCE AND COMPENSATION
Mr. George Roberts was elected interim Chief Executive Officer effective January 2002 and did not receive any additional salary over and above his base compensation as Chairman of the Board of Directors during the year.

Mr. Roberts was granted 413,999 non-qualifying stock options with exercise price of $1.10, 83,667 non-qualifying stock options with exercise price of $0.75, and 417,777 non-qualifying stock options with exercise price of $0.90 during the fiscal year.

In the committee's view, the total compensation package provided to Mr. Roberts for the 2002 fiscal year is appropriate in the markets the industry served, in light of the Company's current performance.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)
Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation to be paid to our executive officers for the 2002 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the non-performance based compensation to be paid to our executive officers for fiscal 2003 will exceed that limit. Options granted under our 1995 Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of those options will qualify as performance-based compensation that will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to our executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1 million level.

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

                                             M. Frederick Fromm
                                             Member, Compensation Committee

                                             John A. Hawkins
                                             Member, Compensation Committee

STOCK PERFORMANCE GRAPH FOR 1998 - 2002
The graph depicted below shows a comparison of cumulative total stockholder returns for the Company, the Standard & Poor's 500 Index and the Standard & Poor's Communications Equipment Manufacturers Index.

               (GRAPHIC OF STOCK PERFORMANCE GRAPH FOR 1998 - 2002)
                                     OMITTED

(1) The graph assumes that $100 was invested on January 1,1998, in our Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on our Common Stock.
(2) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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


                                                                                                  PERCENTAGE
                                                                               SHARES              OF SHARES
                                                                            BENEFICIALLY         BENEFICIALLY
                            BENEFICIAL OWNER                                 OWNED (#)             OWNED(1)
                            ----------------                                 ---------             --------

State of Wisconsin Investment Board ....................................           3,899,652          10.7
        P.O. Box 7842
        Madison, WI 53707
Alpha Capital Aktiengesellschaft
Pradafant 7
9490 Furtenstums
Vaduz, Lichtenstein.....................................................           2,000,000           5.5
John A. Hawkins (2) ....................................................              24,933            *
Brian T. Josling (3) ...................................................              34,099            *
Frederick R. Fromm (4)  ................................................              23,299            *
Gen. Harold R. Johnson (Ret.) (5) ......................................              23,299            *
George P. Roberts (6) ..................................................           1,068,450           2.9
Alan T. Wright (7) .....................................................              82,459            *
Ben L.  Jarvis (8) .....................................................              48,217            *
Leighton J. Stephenson (9) .............................................              68,252            *
Caroline Baldwin Kahl (10) .............................................              38,663            *
Randall L. Carl (11) ...................................................             119,167            *
All current directors and executive officers                                       1,593,849           4.4
as a group (10 persons) (12) ...........................................


       * Less than one percent of the outstanding Common Stock.

     (1) Percentage of ownership is based on 36,537,644 shares of Common Stock outstanding on February 28, 2003. Shares of Common Stock subject to stock options that are currently exercisable or will become exercisable within 60 days after February 28, 2003 are deemed outstanding for computing the percentage of the person or group holding such options, but are not deemed outstanding for computing the percentage of any other person or group.

     (2) Includes 24,933 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (3) Includes 28,099 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (4) Includes 23,299 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (5) Includes 23,299 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (6) Includes 1,008,346 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (7) Includes 81,412 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (8) Includes 48,217 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (9) Includes 66,765 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (10) Includes 37,213 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (11) Includes 38,541 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.

     (12) Includes 1,433,797 shares issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days after February 28, 2003.


13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

14.      CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company, with the participation of the Company's management, carried out and evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

         Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty, and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on form
     10-K:

     1. FINANCIAL STATEMENTS. The following Consolidated Financial Statements of P-Com, Inc. and its subsidiaries are included in Item 8 of this Annual Report on Page Financial Statements:

     Report of Independent
     Accountants.............................................................................. 39
     Consolidated Balance Sheets at December 31, 2002 and 2001................................ 40
     Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001, and 2000........................................................ 41
     Consolidated Statements of Stockholders' Equity and Comprehensive
     Loss for the years ended December 31, 2002 2001, and 2000................................ 42
     Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001, and 2000........................................................ 44
     Notes to Consolidated Financial Statements............................................... 45
     Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts.......................................... 71

     All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

     On November 6, 2002, we filed a Form 8-K current report with regard to an event of November 1, 2002: the completion of the exchange, issuance and sale of $22,390,000 aggregate principal amount 7 Convertible Subordinated Notes due November 1, 2005 (the "Notes"). The Notes were sold in a private transaction to five institutional accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933.

(c) Exhibits - See Exhibit list below.

                                INDEX TO EXHIBITS

   NUMBER                               DESCRIPTION

3.2 (1) Restated Certificate of Incorporation filed with the Delaware Secretary of State on March 9, 1995.

3.2A (22)      Certificate of Amendment of Restated Certificate of Incorporation
               filed with the Delaware Secretary of State in 2000.

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

4.1 (5)        Form of Common Stock Certificate.

4.2 (6) Indenture, dated as of November 1, 1997, between the Registrant and State Street Bank and Trust Company of California, N.A., as Trustee.

4.10(7) Amended and Restated Rights Agreement, dated as of January 24, 2001 between the Company and Bank Boston, N.A.

4.11(18) Indenture dated as of November 1, 2002 between P-Com, Inc. and State Street Bank and Trust Company as Trustee

4.12 Amended and Restated Rights Agreement, dated as of January 22, 2003 between the P-Com, Inc. and Equiserve Trust Company, N.A., as Rights Agent.

10.16*(8)      1995 Stock Option/Stock Issuance Plan, as amended. 1995 Stock
               Option/Stock Issuance Plan, including forms of Notices of Grant of Automatic Stock Option for initial grant and annual grants and Automatic Stock Option Agreements, as amended.

   NUMBER                               DESCRIPTION

10.17*(9)      Employee Stock Purchase Plan, as amended.

10.18 (5)      Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.

10.35**(17)    Joint Development and License Agreement between Siemens
               Aktiengesellschaft and P-COM, Inc. dated June 30, 1998.

10.60(12)      Common Stock PIPES Purchase Agreement, dated January 6, 2000, by and between P-Com and several investors.

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

   NUMBER                               DESCRIPTION

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

10.86*(10)     Severance Agreement dated December 7, 2000 by and between the
               Company and Leighton J. Stephenson

10.87(4) Loan and Security Agreement by and between P-Com, Inc., P-Com Network Services, Inc., and Foothill Capital Corporation, dated March 29, 2001.

10.90*(4)      Employment and Continuity of Benefits Agreement by and between
               George Roberts and P-Com, Inc., dated May 31, 2001.**

10.91(11)      Common Stock PIPES Agreement, dated July 25, 2001, by and among
               P-Com, Inc., Gruber McBaine International, and Lagunitas
               Partners, L.P.

10.92(19)      Common Stock PIPES Agreement by and among P-Com, Inc and multiple investors as listed on the Agreement dated June 26, 2002.

10.93*#(20)    General Release and Settlement Agreement by and between the
               Company and James J. Sobczak dated May 1, 2002.

10.94*#(20)    Severance Letter Agreement by and between the Company and
               Caroline dated April 8, 2002

10.95*#(20)    Severance Letter Agreement by and between the Company and Alan T.
               Wright dated April 8, 2002.

10.96*#(20)    Form of Amendment to Change in Control Severance Agreement by and
               between the Company and the Officers of the Company listed as signatories thereto.

10.97(20)      Form of Letter of Intent regarding Proposed Restructuring of
               41/4% Convertible Subordinated Notes due 2002 by and among the Company and the Beneficial Holders of the Notes dated April 12,
               2002.

10.98#(20)     Engagement Letter Agreement by and between the Company and Cagan
               McAfee Capital Partners dated December 10, 2001 and Addendum dated June 13, 2002.

10.99(20)      Warrant Issuance Agreement by and between the Company and Cagan
               McAfee Capital Partners dated December 1, 2001.

   NUMBER                               DESCRIPTION

10.100(20)     Accounts Receivable Purchase Agreement by and between the Company and Silicon Valley Bank dated June 26, 2002.

10.101#(20)    OEM Agreement by and between the Company and Shanghai Datang
               Mobile Communications dated July 1, 2002.

10.102(18)     Registration Rights Agreement dated November 1, 2002

10.103(21)     Indemnification Agreement between P-Com, Inc. and Caroline B.
               Kahl dated September 19, 2002

10.104(21)     Agreement for Settlement and Release of Claims between SPC
               Electronics America, Inc. and P-Com, Inc. dated April 3, 2002.

10.105(21)     Agreement for Settlement and Release of Claims among Remec, Inc.,
               Remec Wireless, Inc., and Remec Manufacturing Philippines, Inc.
               and P-Com, Inc. and P-Com, Italia S.p.A. dated July 10, 2002.

10.106(21)     Agreement for Settlement and Release of Claims by and between
               EESA, Inc., EESA Europe S.r.l., and Eltel Engineering S.r.l. and
               P-Com, Inc. and P-Com, Italia S.p.A. dated April 23, 2002.

10.107(21)     Loan and Security Agreement between P-Com, Inc. and Silicon
               Valley Bank dated September 20, 2002

10.108(21)     Loan and Security Agreement (Exim Program) between P-Com, Inc.
               and Silicon Valley Bank dated September 20, 2002

10.109(21)     Secured Promissory Notes issued to Silicon Valley Bank dated
               September 20, 2002

10.110(21)     Warrant to Purchase Stock Agreement between P-Com, Inc. and
               Silicon Valley Bank dated September 20, 2002

10.111(21)     Amendment to OEM Agreement between P-Com, Inc. and Shanghai
               Datang Mobile Communication effective July 1, 2002

10.112 Senior Subordinated Secured Promissory Notes issued to BBT Fund LP dated November 1, 2002

10.113 Addendum II as of January 9, 2003 between P-Com, Inc. and Cagan McAfee Capital Partners (`CMCP') to CMCP Engagement Letter dated December 10, 2001

10.114 Termination Agreement and Release between P-Com, Inc., XT Corporation and Telaxis Communications Corp. dated January 7, 2003

10.115 Consulting Agreement with Liviakis Financial Communications dated February 3, 2003

10.116         Engagement letter with HPC Capital Management dated February 6,
               2003

21.1           List of subsidiaries of the Registrant.

23.1           Consent of PricewaterhouseCoopers LLP, Independent Accountants.

99.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3           Code of Ethics of P-Com, Inc.



-----------------------------------------------

  *  Compensatory benefit arrangement.
#  Confidential treatment granted as to certain portions of these exhibits

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

    (18) Incorporated by reference to the identically numbered exhibit of the Company's Form 8-K as filed with the Securities and Exchange Commission on November 6, 2002.

    (19) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K as filed with the Securities and Exchange on June 26, 2002.

    (20) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed on August 14, 2002.

    (21) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 filed on November 14, 2002.

    (22) Incorporated by reference to the identically numbered exhibit of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 filed on November 13, 2001.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  March 31, 2003                 By:  /s/  George P. Roberts
                                          ---------------------------------
                                                George P. Roberts
                                            Chairman of the Board and
                                             Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                    Signature                                          Title                              Date
                                                     Chairman of the Board and Chief Executive
                                                                      Officer
/s/ George P. Roberts                                      (Principal Executive Officer)                 March 31, 2003
--------------------------------------------------
George P. Roberts

                                                                Vice President and
                                                              Chief Financial Officer
                                                    (Principal Financial Officer and Principal
/s/ Leighton J. Stephenson                                      Accounting Officer)                      March 31, 2003
--------------------------------------------------
Leighton J. Stephenson


/s/ Brian T. Josling                                          Director of the Company                    March 31, 2003
--------------------------------------------------
Brian T. Josling


/s/ John A. Hawkins                                           Director of the Company                    March 31, 2003
--------------------------------------------------
John A. Hawkins

/s/ Frederick R. Fromm                                        Director of the Company                    March 31, 2003
--------------------------------------------------
Frederick R. Fromm


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George P. Roberts, the principal executive officer of P-COM, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of P-COM, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

          4.1 Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          4.2 Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          4.3 Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          5.1 All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          5.2 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:    March 31, 2003                    /s/ George P. Roberts
                                           --------------------------------
                                           George P. Roberts
                                           Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Leighton J. Stephenson, the principal financial officer of P-COM, Inc., certify that:

     1.   I have reviewed this annual report on Form 10-K of P-COM, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

          4.1 Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          4.2 Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          4.3 Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          5.1 All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          5.2 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:    March 31, 2003                    /s/ Leighton J. Stephenson
                                           ----------------------------------
                                           Leighton J. Stephenson
                                           Chief Financial Officer