Form 10-Q
period 2003-03-31
P COM INC
filed 2003-05-15
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer as defined in the Exchange Act Rule 12b-2.
YES [ ] NO [X]

      As of April 30, 2003 there were 41,037,644 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share. Effective March 10, 2003, the Registrant's Common Stock was delisted from the NASDAQ Small Cap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

      This quarterly report on Form 10-Q consists of 35 pages of which this is page 1. The Exhibit Index appears on page 33.

                                   P-COM, INC.
                                TABLE OF CONTENTS

                                                                                           Page
PART I.       Financial Information                                                       Number
              ---------------------                                                       ------

   Item 1     Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2003
              and December 31, 2002....................................................      3

              Condensed Consolidated Statements of Operations for the three
              months ended March 31, 2003 and 2002  ...................................      4

              Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2003 and 2002  ..........................................      5

              Notes to Condensed Consolidated Financial Statements  ...................      7

   Item 2     Management's Discussion and Analysis of Financial

              Condition and Results of Operations  ....................................     14

   Item 3     Quantitative and Qualitative Disclosure about Market Risk ...............     27

   Item 4     Controls and Procedures..................................................     27

PART II.      Other Information

   Item 1     Legal Proceedings  ......................................................     28

   Item 2     Changes in Securities  ..................................................     28

   Item 3     Defaults Upon Senior Securities  ........................................     28

   Item 6     Exhibits and Reports on Form 8-K  .......................................     29

Signatures    .........................................................................     30

Certifications.........................................................................     31

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                        March 31,  December 31,
                                                          2003         2002
                                                       ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                           $   1,233    $   1,616
   Accounts receivable, net                                5,177        5,561
   Inventory                                               8,747       13,639
   Prepaid expenses and other assets                       4,075        3,413
                                                       ---------    ---------
     Total current assets                                 19,232       24,229
Property and equipment, net                                8,657       11,040
Other assets                                                 427          454
                                                       ---------    ---------
     Total assets                                      $  28,316    $  35,723
                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $   9,560    $   8,610
   Other accrued liabilities                              17,228       15,067
   Loan payable to bank                                    3,023        2,908
   Convertible promissory note                               962           --
                                                       ---------    ---------
     Total current liabilities                            30,773       26,585
                                                       ---------    ---------
Convertible subordinated notes                            22,390       22,390
Other long-term liabilities                                   --        2,098
                                                       ---------    ---------
     Total liabilities                                    53,163       51,073
                                                       ---------    ---------
Stockholders' equity (deficit):
  Common Stock                                                16           16
  Additional paid-in capital                             334,585      333,740
  Accumulated deficit                                   (359,140)    (348,766)
  Accumulated other comprehensive loss                      (308)        (340)
                                                       ---------    ---------
   Total stockholders'  equity (deficit)                 (24,847)     (15,350)
                                                       ---------    ---------
Total liabilities and stockholders' equity (deficit)   $  28,316    $  35,723
                                                       =========    =========

The accompanying notes are an integral part of these condensed financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                          Three months ended March 31,
                                                               2003        2002
   Sales                                                   $  4,617    $  7,832
   Cost of sales                                              8,225       7,047
                                                           --------    --------
Gross profit (loss)                                          (3,608)        785
                                                           --------    --------
Operating expenses:
   Research and development                                   1,919       4,131
   Selling and marketing                                        935       1,823
   General and administrative                                 1,635       3,037
                                                           --------    --------
     Total operating expenses                                 4,489       8,991
                                                           --------    --------
Loss from continuing operations                              (8,097)     (8,206)
Interest expense                                               (517)       (355)
Other income, net                                                98         444
                                                           --------    --------
Loss from  continuing  operations  before income taxes,
   loss from  discontinued
   operations, and cumulative
   effect of change in accounting principle                  (8,516)     (8,117)
Provision for income taxes                                       --          --
                                                           --------    --------
Loss from continuing operations before loss from
  discontinued operations, and cumulative
  effect of change in accounting principle                   (8,516)     (8,117)
Loss from discontinued operations                            (1,858)     (1,558)
                                                           --------    --------
                                                            (10,374)     (9,675)
Cumulative effect of change in accounting principle              --      (5,500)
                                                           --------    --------
Net loss                                                   $(10,374)   $(15,175)
                                                           ========    ========
Basic and diluted loss per share:
   Loss from continuing operations                         $  (0.23)   $  (0.48)
   Loss from discontinued operations                       $  (0.05)   $  (0.09)
   Cumulative effect of change in accounting principle     $  (0.00)   $  (0.32)
                                                           --------    --------
   Basic and diluted loss per share applicable to Common
    Stockholders                                           $  (0.28)   $  (0.89)
                                                           ========    ========
Shares used in basic and diluted per share
  computation                                                36,538      16,999
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                Three months ended March 31,
                                                                2003                   2002
Cash flows from operating activities:
Net loss                                                     $(10,374)              $(15,175)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation                                                 1,470                  1,913
   Provision for impairment of assets                           1,404                     --
   Cumulative effect of change in accounting principle             --                  5,500
   Inventory valuation and other charge                         3,460                     --
   Property and equipment impairment charge                       599                     --
Changes in assets and liabilities:
   Accounts receivable                                            101                  2,859
   Inventory                                                      639                  4,042
   Prepaid expenses and other assets                               24                  1,342
   Accounts payable                                               808                   (149)
   Other accrued liabilities                                      283                 (4,792)
                                                             --------               --------
      Net cash used in operating activities                    (1,586)                (4,460)
                                                             --------               --------
Cash flows from investing activities:
   Acquisition of property and equipment                           --                   (360)
   Loan to a corporation                                         (400)                    --
   Decrease in restricted cash                                     --                  2,911
                                                             --------               --------
      Net cash provided by investing activities                  (400)                 2,551
                                                             --------               --------
Cash flows from financing activities:
   Proceeds from Employee Stock Purchase Plan                      --                     35
   Proceeds from issuance of common stock, net                    307                     --
   Proceeds from bank loan                                        115                     --
   Proceeds from convertible promissory note, net               1,368                     --
   Payments under capital lease obligations                      (193)                   (64)
                                                             --------               --------
      Net cash provided by (used in) financing activities       1,597                    (29)
                                                             --------               --------
Effect of exchange rate changes on cash                             8                    (13)
                                                             --------               --------
Net decrease in cash and cash equivalents                        (381)                (1,951)
Cash and cash equivalents at beginning of the period            1,614                  7,103
                                                             --------               --------
Cash and cash equivalents at end of the period               $  1,233                  5,152
                                                             --------               --------

The accompanying notes are an integral part of these consolidated fnancial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                            (In thousands, unaudited)

                                                  Three months ended March 31,
                                                  2003                   2002
Supplemental cash flow disclosures :
Cash paid for interest                            $ 85                   $ 58
                                                  ----                   ----

Warrants issued in connection with convertible
promissory notes                                  $538                   $ --
                                                  ----                   ----

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 2003, and the results of their operations and their cash flows for the three months ended March 31, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2002 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

Liquidity

Through March 31, 2003, the Company has incurred substantial losses and negative cash flows from operations and, as of March 31, 2003, had an accumulated deficit of $359.1 million. For the three months ended March 31, 2003, the Company recorded a net loss of $10.4 million and used $1.6 million cash in operating activities. At March 31, 2003, the Company had approximately $1.2 million in cash and cash equivalents, drawn principally from a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), discussed below. The amount outstanding under the Credit Facility was approximately $3.0 million on March 31, 2003. In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder at a per share price of $0.18, for aggregate net proceeds of $307,000. Additionally, the Company closed a $1.5 million convertible note financing in March 2003, resulting in net proceeds of approximately $1.4 million (the "Bridge Notes"), after deducting certain fees. In connection with the Bridge Notes financing, the Company loaned $400,000 to Speedcom Wireless Corporation ("Speedcom"), discussed below.

The  Company  has  $0.8  million  of  interest  payable  on the  7%  Convertible
Subordinated Notes ("Convertible Notes") and $0.2 million payable on a promissory note, each due on May 1, 2003. The Company is currently in default under the terms of the $0.2 million note, and is currently negotiating to restructure the note as well as the Convertible Notes. In the event the Company is unable to restructure the Convertible Notes on or before June 1, 2003, it will be in default under the terms of the Convertible Notes, and the repayment of the principal amount on the Convertible Notes will be accelerated to the current period. The total amount due under the terms of the Convertible Notes is approximately $22.4 million. In addition to restructuring its Convertible Notes and the $0.2 promissory note, the Company is negotiating with its other creditors to reduce the amounts owed and to extend the repayment terms. The Company is also actively seeking additional debt and equity financing in order to continue as a going concern.

If the Company fails to (i) generate sufficient revenues from new and existing products sales; (ii) obtain agreements from its creditors to reduce the amount owed and extend repayment terms; (iii) obtain additional debt or equity financing; (iv) restructure the repayment of the interest on the Convertible Notes and the repayment of the $0.2 million promissory note, and (v) continue to be granted waivers by the Bank of certain compliance covenants under the Credit Facility, as discussed below, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund the Company's operations, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

On September 20, 2002, the Company entered into the Credit Facility with the Bank for up to a maximum of $5.0 million in total borrowings. As of March 31, 2003, the loan amount payable to the Bank under the Credit Facility aggregated approximately $3.0 million. As of March 31, 2003, the Company was not in compliance with the minimum tangible net worth covenant established in the Credit Facility. The Bank waived the Company's obligation to comply with this covenant through March 31, 2003, but has not provided a waiver of compliance through April 30, 2003. In the event the Bank ceases to extend further credit under the Credit Facility, or declares a default, the Company will no longer have access to external sources of bank financing. The Bank has also amended the Credit Facility to limit borrowing for eligible inventories to $1.0 million during the period from April 21, 2003 and ending on May 10, 2003. On and after May 11, 2003, borrowings on eligible inventories will be further restricted to a maximum of $750,000.

As a result of the Company's default under certain capital lease obligations, the total amount of $2.3 million due has been accelerated to the current period.

Employee Stock Option Expense

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

                                                 For three months ended March 31
                                                      2003          2002
                                                   ----------    ----------
Net loss applicable to common stockholders
As reported                                        $  (10,374)   $  (15,175)
Employee stock option expense based on fair value        (580)       (1,232)
                                                   ----------    ----------
Pro forma                                          $  (10,945)   $  (16,407)
                                                   ----------    ----------
Net loss per share

As reported - Basic and Diluted                    $    (0.28)   $    (0.89)
Employee stock option expense based on fair value       (0.02)        (0.08)
                                                   ----------    ----------
Pro forma - Basic and Diluted                      $    (0.30)   $    (0.97)
                                                   ----------    ----------

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002, respectively: expected volatility of 197%, and 125%; weighted-average risk-free interest rates of 2.1% and 4.1%; weighted-average expected lives of 4.0 and 3.5; respectively, and a zero dividend yield.

      2. NET LOSS PER SHARE

For purpose of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be anti-dilutive. Because losses were incurred in the first quarter of 2003 and 2002, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

      3. RECENT ACCOUNTING PRONOUNCEMENT

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

      4. BORROWING ARRANGEMENTS

On September 20, 2002, the Company and the Bank entered into the Credit Facility. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $4.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $1.2 million for eligible inventories under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 2.5% per annum. The Credit Facility expires on September 20, 2003, and is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of March 31, 2003, the loan amount payable to the Bank under the Credit Facility aggregated $3.0 million. The Company is not in compliance with the minimum tangible net worth covenants established in the Credit Facility and has, on May 1, 2003, received a waiver from the Bank of the non-compliance through March 31, 2003. The Bank has also amended the Credit Facility to limit further borrowing for eligible inventories to $1.0 million during the period, April 21, 2003 to May 10, 2003. On and after May 11, 2003, borrowings on eligible inventories will be further reduced to $750,000.

The Company has an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. The amount outstanding on this overdraft line at March 31, 2003 was approximately $52,000.

On March 29, 2001, the Company and Foothill Capital Corporation entered into a Loan and Security Agreement with a borrowing capacity of up to $25.0 million. The Loan and Security Agreement was to mature in March 2004. Borrowings under the Loan and Security Agreement were limited to 85% of eligible accounts receivable. The Loan and Security Agreement was terminated on February 6, 2002.

      5. CONVERTIBLE PROMISSORY NOTE

The Convertible Promissory Note consists of the following (in thousands, unaudited):

                              March 31,               December 31,
                                2003                     2002

Principal loan amount         $ 1,500                $         --
Discount on note                 (538)                         --
                              -------                ------------
                                  962                          --
                              =======                ============

On March 26, 2003, the Company closed the Bridge Notes financing, resulting in net proceeds to the Company of approximately $1.4 million, after deducting certain expenses. In connection with the Bridge Notes financing, the Company loaned $400,000 to Speedcom. The loan to Speedcom is in the form of a two year 10% note convertible into common stock of Speedcom.

The Bridge Notes are convertible into Common Stock of the Company upon the completion of additional equity or equity-based financing in an amount equal to at least $3.0 million. The Bridge Notes bear interest at 10% per annum, and the rate will increase to 13% per annum if it remains outstanding six months after the issuance date. The Bridge Notes mature on March 25, 2004, and are subordinated to amounts due the Bank under the Credit Facility. The Bridge Notes are senior to the Convertible Notes. In connection with the issuance of the Bridge Notes, the Company issued to the investor group Series A Warrants, with a three-year term, to purchase a total of 2,500,000 shares of the Company's Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 3,500,000 shares of the Company's Common Stock, at $0.20 per share. The exercise price of the Series A and Series B Warrants could be reduced to $0.001 per share of Common Stock should the Company fail to obtain stockholder approval for a proposed amendment to the Company's Bylaws to permit the issuance of convertible securities with certain conversion, exercise or exchange price adjustment provisions, by July 25, 2003. The fair value of the warrants was estimated using the Black-Scholes model, with the following assumptions: expected volatility of 197%, weighted-average risk free interest rate of 2.12%, weighted average expected lives of 3 years, and a zero dividend yield. The value of the warrants has been disclosed as `Discount on note' and is being amortized over the maturity period of the Bridge Notes to interest expense.

      6. BALANCE SHEET COMPONENTS

Inventory consists of the following (in thousands, unaudited):

                                March 31,            December 31,
                                  2003                   2002
                               --------               --------
Raw materials                  $ 27,919                 36,599
Work-in-process                   5,475                  3,921
Finished goods                    9,440                 12,396
Inventory at customer sites         329                    290
                               --------               --------
                                 43,163                 53,206
Less:  Inventory reserves       (34,416)               (39,567)
                               --------               --------
                               $  8,747               $ 13,639
                               ========               ========

Other accrued liabilities consist of the following (in thousands, unaudited):

                                                     March 31,    December 31,
                                                       2003           2002
                                                    -------        -------
Deferred contract obligation (a)                    $ 8,000        $ 8,000
Purchase commitment                                   2,195          2,195
Accrued warranty (b)                                  1,002            936
Accrued employee benefits                               877            943
Lease obligations                                     2,345            435
Senior subordinated secured promissory note (c)         202            202
Interest payable                                        671            276
Other                                                 1,936          2,016
                                                    -------        -------
                                                    $17,228        $15,067
                                                    =======        =======

         (a) In  connection  with a  Joint  Development  and  License  Agreement
("JDL"), the Company entered into an Original Equipment Manufacturer Agreement ("OEM") with a vendor. Under the OEM, the Company agreed to pay the vendor $8.0 million for the vendor's marketing efforts for Company products manufactured under the JDL. As of March 31, 2003 and 2002, this $8.0 million payment obligation remains outstanding because the Company believes that the vendor has not performed its marketing obligations. The Company has written to contest the vendor's claim for $8.0 million and has asserted additional claims against the vendor in the amount of $11.6 million, exclusive of interest.

         (b) A summary of product warranty reserve activity is as follows:

             Balance at January 1, 2003                  $   936
             Additions relating to products sold             266
             Payments                                       (200)
                                                         -------
             Balance at March 31, 2003                    $1,002
                                                         -------

         (c) In lieu of the payment of interest due on certain of the Company's 4.25% Convertible Subordinated Notes due on November 1, 2002, the Company issued a promissory note in the amount of approximately $0.2 million. The promissory note bears interest at 7% per annum, and matures on May 1, 2003.

After maturity, interest shall accrue at the rate of 9% per annum. The promissory note is secured by certain property and equipment of the Company. The Company is currently in default under the terms of the promissory note, and is currently negotiating to restructure the note.

      7. INDEMNIFICATIONS

      Officer and Director Indemnifications

      As permitted under Delaware law and to the maximum extent allowable under that law, the Company has agreements whereby the Company indemnifies its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company's request in such capacity. These indemnifications are valid as long as the director or officer acted in good faith and in a manner that a reasonable person believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments the
Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification obligations is minimal.

      Other Indemnifications

As is customary in the Company's industry, as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities or additional product liability. In the Company's experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

      8. COMMON STOCK

In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder at a per share price of $0.18, for aggregate net proceeds of $307,000.

      9. LOSS ON DISCONTINUED OPERATIONS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144). Under SFAS 144, a component of business that is held for sale is reported in discontinued operations if (i) the operations and cash flows will be, or have been, eliminated from the ongoing operations of the company and (ii) the company will not have any significant continuing involvement in such operations.

In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, titled "Discontinued Operations" in the Consolidated Statements of Operations for the first quarter ended March 31, 2003 and 2002.

   Summarized results of PCNS are as follows (in thousands):

                            For Three Months Ended March 31,
                            --------------------------------
                                     2003       2002
                                  -------    -------
Sales                             $   946    $   508
                                  -------    -------
Loss from operations              $  (454)   $(1,558)
Loss on discontinued operations    (1,404)        --
                                  -------    -------
                                   (1,858)    (1,558)
Provision for income taxes             --         --
                                  -------    -------
Net loss                          $(1,858)   $(1,558)
                                  =======    =======

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

                                                         2003     2002
                                                       ------   ------
Total assets related to discontinued operations
 Cash                                                  $  124   $2,796
Accounts receivable                                       757    1,548
Inventory                                                  80    1,563
Prepaid expenses and other assets                           5       92
Property plant and equipment                              100      919
Other assets                                               46       70
                                                       ------   ------
                                                       $1,112   $6,988
                                                       ------   ------
Total liabilities related to discontinued operations
Accounts payable                                          672        8
Other accrued liabilities                                 214      468
Loan payable to bank                                      342       --
                                                       ------   ------
                                                       $1,228   $  476
                                                       ------   ------

      10. SALES BY GEOGRAPHIC REGION

The breakdown of product sales by geographic region is as follows (in thousands):

                              For Three Months Ended
                                     March 31
                                 ---------------
                                   2003     2002
                                 ------   ------
North America                    $  284   $  765
United Kingdom                    1,577    1,369
Europe                              632    1,144
Asia                              1,756    4,188
Other Geographic Regions            368      366
                                 ------   ------
                                 $4,617   $7,832
                                 ======   ======

      11. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and the currency translation adjustment. Comprehensive loss was $10.4 million for the three months ended March 31, 2003 and $15.2 million for the three months ended March 31, 2002.

      12. CONTINGENCIES

The Company has been named as a defendant in proceedings by its landlord in the UK and by a former landlord of a warehouse facility leased by the Company in San Jose, California, each for defaults under the respective leases. The total amount of remaining lease obligations with respect to the San Jose, California and UK facility are approximately $234,000 and $220,000, respectively.

The Brevard County of Florida has filed a tax lien encumbering all property, plant and equipment owned by the Company located in the County for payment of delinquent personal property taxes. The balance on March 31, 2003 claimed by Brevard County is approximately $120,000. The Company is currently preparing an amended property tax return to address the unpaid taxes.

The Company is currently in default in the payment of rent with respect to its lease for its principal place of business, in Campbell, California. The total amount in arrears is approximately $125,000. The Company is currently renegotiating the terms of the lease.

      13. RELATED PARTY TRANSACTIONS

As mentioned in Note 13 to the Financial Statements, the Company issued 3,000,000 Common Stock to Cagan McAfee Capital Partners ("CMCP") in April 2003, as consideration for investment banking advisory services rendered. The Company further paid finder's fees totaling approximately $30,000 in the first quarter of 2003 to CMCP for new equity raised in the quarter.

Myntahl Corporation, a shareholder of the Company, is also an appointed distributor in China and acts as our agent in Latin America. The Company has sales of approximately $0.4 million to Myntahl, and paid approximately $58,000 in commissions to Myntahl during the first quarter of 2003.

      14. SUBSEQUENT EVENTS

The Company issued 4,500,000 shares of its Common Stock to two outside consultants in April 2003 for investment banking advisory services and public and investor relations services.

On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB Global, LLC ("JKB") to sell certain assets of PCNS, its discontinued service business. The total cash consideration is expected to be approximately $105,000, plus the assumption of certain liabilities. The Company is a guarantor of PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB has agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease require JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remains liable under the terms of the guaranty for the deficiency, or approximately $10,000 per month through the term of the sublease. The total obligation under the terms of the master lease is approximately $1.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under, "Certain Factors Affecting the Company," contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q. Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, and other documents filed by us with the Securities and Exchange Commission.

Overview

We supply broadband wireless equipment and services for use in telecommunications networks. Currently, we sell 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, we offered services, including engineering, furnishing and installation, program management, test and turn-up, and integration of telephone central offices' transmission and DC power systems, microwave, spread spectrum and cellular systems. We have decided to exit the services business as part of our strategy to reduce expenses and focus on our product business.

The telecommunications equipment industry continues to experience a significant worldwide slowdown. Our product sales decreased $2.8 million or 38% in the first quarter of 2003 compared to the previous quarter. We continue to reduce our operating expenses by, among other things, exiting the services business, reducing our personnel, and consolidating our facilities. These improvements, however, have failed to offset the impact of reduced revenue experienced by the Company as a result of the significant worldwide slowdown in the telecommunications equipment industry.

Critical accounting policies

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

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The estimated fair value of our Convertible Notes was approximately 30% of par or $6.7 million at March 31, 2003 and December 31, 2002. The estimated fair value of cash, accounts receivable and payable, bank loans and accrued liabilities at March 31, 2003 and December 31, 2002 approximated cost due to the short maturity of these assets and liabilities.

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

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess our inventory carrying value and reduce it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimate given the information currently available. Our customers' demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. Our inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If we determine that market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting our expectations, additional inventory write-downs may be required.

Impairment of long- lived assets

In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated probability weighted future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if an impairment is required. Our only long-lived assets are property and equipment. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line. An impairment charge is recorded if the net cash flows derived from the analysis is less than the asset's carrying value. We deem that the property and equipment is fairly stated if the future undiscounted cash flows exceed its carrying amount. A $599,000 impairment valuation charge in connection with property and equipment for our Point-to-Multipoint product line was charged to product cost of sales in the first quarter of 2003.

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

The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then generally made either on 30 to 60 day payment terms, Cash on Delivery (COD) or letters of credit. The Company extends credit terms to international customers of up to 90 days, which is consistent with prevailing business practices.

At  March  31,  2003  and  December  31,  2002,   approximately   35%  and  37%,
respectively, of trade accounts receivable represent amounts due from three customers, resectively.

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

Results of Operations

     Sales. For the three months ended March 31, 2003, total product sales were approximately $4.6 million, compared to $7.8 million for the same period in the prior year. The decrease in total product sales was principally attributable to a $2.6 million decrease in Point-to-Point and Spread Spectrum product shipments to the Asia-Pacific Rim countries. The continuing capital expenditure control measures implemented by North American telecommunication companies have also adversely impacted our product sales. Approximately $2.0 million of our product sales in the first quarter of 2003 and 2002 were from out-of-warranty repair activities.

     Sales for our discontinued service business was approximately $0.9 million for the first quarter ended March 31, 2003, compared to approximately $0.5 million for the same period in 2002. The lower sales levels in 2002 were primarily due to the regional telecommunications operating companies implementing severe capital expenditure restraint in early 2002 resulting from the September 11, 2001 incident, and the worldwide slow down in the telecommunications market.

     During the three-month period ended March 31, 2003 and 2002, two customers accounted for a total of 32% and 21% of our product sales, respectively.

     During the three months ended March 31, 2003, we generated approximately 38% of our sales in the Asia-Pacific Rim areas and the Middle East combined. During the same period in 2002, we generated 53% of our sales in the Asia-Pacific Rim areas and the Middle East combined. The next largest market for our product sales is the United Kingdom, which contributed 34% of the Company's revenue in the first quarter of 2003, compared to 17% in the same period in 2002.

     Many of our largest customers use our product to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and are required for network rollout in a geographic area or market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the worldwide slowdown in the telecommunications industry is significantly affecting our customers and our revenue levels.

     Gross Profit (Loss). Product gross profit (loss) for the three months ended March 31, 2003 and 2002, was $(3.6) million and $0.8 million, respectively, or
(78)% and 10% of sales, respectively. Excluding the $3.5 million inventory charge and the $0.6 million property and equipment impairment charge taken in the first quarter, product gross profit margins for the quarter ended March 31, 2003 would have been 10%, which is comparable to the first quarter ended March 31, 2002. The inventory charge in the first quarter of 2003 consists of $2.0 million for our Point-to-Multipoint product, and $1.0 million for end of life Spread Spectrum product. The impairment charge of $0.6 million related to our Point-to-Multipoint product, and was taken in view of the less favorable market conditions for this product line

     Research and Development. For the three months ended March 31, 2003 and 2002, research and development (R&D) expenses were approximately $1.9 million and $4.1 million, respectively. The decrease in dollar spending was due to reduced staffing levels and substantial completion of product development effort for our Point-to-Point Encore and AirPro Gold Spread Spectrum radios. As a percentage of sales, research and development expenses were at 42% for the three months ended March 31, 2003, compared to 53% for the three months ended March 31, 2002. The percentage decrease is due to significant expense reduction efforts as mentioned above.

     Selling and Marketing. For the three months ended March 31, 2003 and 2002, sales and marketing expenses were $0.9 million and $1.8 million, respectively. The decrease in dollar spending is due to lower commission payments in light of decreased sales in the Asia-Pacific Rim areas, headcount reductions and reduced traveling expenses. As a percentage of sales, selling and marketing expenses were at 20% for the three months ended March 31, 2003, compared to 23% for the three months ended March 31, 2002. The percentage decrease is caused by significant savings in selling and marketing expenses, as described above.

     General and Administrative. For the three months ended March 31, 2003 and 2002, general and administrative expenses were $1.6 million and $3.0 million, respectively. The decrease in dollar expense in the first quarter of 2003 is attributable to a realization of savings from cost reduction programs that continued throughout 2002, and into the first quarter of 2003, including headcount reductions, lowering of salaries, reduced consulting and legal expenses, and facilities consolidation. As a percentage of sales, general and administrative expenses were 35% for the three months ended March 31, 2003, compared to 39% for the three months ended March 31, 2002. The percentage decrease is due to our success in significantly reducing our expenses.

    Loss on discontinued business. In the first quarter of 2003 we decided to exit our services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, and for all prior periods, this business is reported as a discontinued operation. On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB Global, LLC ("JKB") to sell certain assets of PCNS. The total cash consideration is expected to be approximately $105,000, plus the assumption of certain liabilities. The Company is a guarantor of PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB has agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease require JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remains liable under the terms of the guaranty for the deficiency, or approximately $10,000 per month through the term of the sublease. The total obligation under the terms of the master lease is approximately $1.6 million.

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

     Interest Expense. For the three months ended March 31, 2003 and 2002, interest expense was $0.5 million and $0.4 million, respectively. The higher expense levels were due to the higher interest rate paid on the $22.4 million of Convertible Notes when they were restructured on November 1, 2002 to 7% per annum, compared to 4.25% per annum previously. We further paid interest to the Bank under the Credit Facility, which was obtained in September 2002, and on capital leases.

     Other income, net. For the three-month period ended March 31, 2003, other income, net, totaled $0.1 million compared to $0.4 million for the comparable three-month period in 2002. The higher amount in 2002 was due to higher earned royalty and other miscellaneous credits, which did not recur in 2003.

     Provision (Benefit) for Income Taxes. There is no provision for taxation as we recorded net losses in both periods.

Liquidity and Capital Resources

During the three-month period ended March 31, 2003, we used approximately $1.6 million of cash in operating activities, primarily due to our net loss of $10.4 million, offset by a $1.4 million non-cash loss related to discontinued operations during the quarter, $3.5 million of inventory charges, $0.6 million of property and equipment impairment charge, and depreciation expense of $1.5 million. Significant contributions to cash flow resulted from increases in accounts payable of $0.8 million and accrued liabilities of $0.3 million, a net reduction in inventories of $0.6 million, and a net reduction in trade receivables of $0.1 million.

During the three-month period ended March 31, 2002, we used approximately $4.5 million of cash in operating activities, primarily due to the fact that our net loss of $15.2 million included $5.5 million of non-cash goodwill impairment charges, and depreciation expense of $1.9 million. Other significant contributions to cash flow resulted from operations for the quarter were cash generated through net reduction of trade receivables of $2.9 million through strong collection results, inventory reduction of approximately $4.0 million, and reduction in prepaid expenses and other assets of $1.3 million, partially offset by a net reduction in payables and other accrued liabilities of approximately $4.9 million, which resulted from our ability to maintain key vendor payments within terms and a slowdown of new payable balances occurring in the period as a result of reduced orders from domestic Competitive Local Exchange Carriers customers.

During the three-month period ended March 31, 2003, we used $0.4 million of cash in investing activities, resulting from a loan made to Speedcom in connection with the $1.5 million convertible promissory note financing obtained in March 2003. During the three-month period ended March 31, 2002, we generated approximately $2.6 million of cash from investing activities due to the decrease in restricted cash of $2.9 million. A vendor with whom we were in dispute had attached the cash. We settled with the vendor in the first quarter of 2002.

During the three-month period ended March 31, 2003, we generated $1.6 million in cash from financing activities, primarily from the issuance of the Bridge Notes, which generated net proceeds of approximately $1.4 million, $0.3 million from the issuance of Common Stock, and $0.1 million from borrowings under the Credit Facility. The Bridge Notes bear interest at 10% per annum, and mature one year from the date of issuance. The Bridge Notes are subordinated to outstanding borrowings under the Credit Facility, but senior to the $22.4 million 7% Convertible Notes due November 1, 2005. The proceeds from financing activities were offset by $0.2 million payment for capital lease obligations. During the three-month period ended March 31, 2002, cash flows from financing activities were essentially neutral.

As of March 31, 2003, our principal sources of liquidity consisted of approximately $1.2 million of cash and cash equivalents, and remaining amounts available under the Credit Facility.

At March 31, 2003, we had negative working capital of approximately $11.5 million. The negative working capital resulted from our continuing operating losses, higher accounts payable balance, and a $3.4 million inventory write-down to net realizable value. On May 1, 2003, we were obligated to make a $784,000 interest payment on our Convertible Notes, and a $202,000 payment with respect to a promissory note restructured during November 2002. We did not make either of the required payments, and we are currently in negotiations to restructure the Convertible Notes and the $0.2 million promissory note. We are not in default with respect to the interest payment on our Convertible Notes due on May 1, 2003 until June 1, 2003. Should we continue to be in default of the interest payment on June 1, 2003, the principal amount plus any interest accrued on the Convertible Notes will be accelerated. The total amount due under the terms of the Convertible Notes is approximately $22.4 million. If the Company fails to
(i) generate sufficient revenues from new and existing products sales; (ii) obtain agreements from its creditors to reduce the amount owed and extend repayment terms; (iii) obtain additional debt or equity financing; (iv) continue to be granted waivers by the Bank of certain compliance covenants under the Credit Facility, and (v) successfully restructure the repayment on the interest due on the Convertible Notes and principal sum due on the $202,000 promissory note, we will have insufficient capital to continue our operations. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern.

Our Credit Facility provides for maximum borrowings of $5.0 million, consisting of $1.0 million based on domestic receivables, and $4.0 million based on export related inventories and receivables under the Export-Import ("EXIM") program. The Bank makes cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $1.2 million for eligible inventories under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 2.5% per annum. The Credit Facility expires on September 20, 2003. All amounts due under the Credit Facility are secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. We had issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of March 31, 2003, the loan amount payable to the Bank under the Credit Facility aggregated approximately $3.0 million. As of March 31, 2003, the Company was not in compliance with the minimum tangible net worth covenants set forth in the Credit Facility. The Bank waived the Company's obligation to comply with this covenant through March 31, 2003, but has not provided a waiver of compliance through April 30, 2003. The Bank has also amended the Credit Facility to limit borrowing for eligible inventories to $1.0 million during the period from April 21, 2003 and ending on May 10, 2003. On and after May 11, 2003, borrowings on eligible inventories will be further restricted to a maximum of $750,000. In the event the Bank ceases to extend further credit under the Credit Facility, or declares a default, we will no longer have access to external sources of bank financing.

We have an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. As of March 31, 2003, the overdraft amount drawn on this line was approximately $52,000.

Given (i) our deteriorating cash position; (ii) the reduction in the borrowing base under our Credit Facility; (iii) the aging of our accounts payable; (iv) the size and working capital needs of our business; (v) our history of losses; and (vi) the acceleration of amounts due under capital leases and other agreements as a result of defaults, there is substantial doubt about the Company's ability to continue as a going concern in the absence of additional funding in the short term. We are currently working to raise additional new equity and/or debt financing in the range of $5.0 million to $8.0 million over the next 12 months to fund our operations. Additional financing may not be available to us on acceptable terms, or at all, when required by us. Without sufficient capital to fund our operations, we will be unable to continue as a going concern despite making significant reductions in our operating expense levels over the past 12 months. In addition to receiving new funds, we need to significantly increase sales, reduce our short-term liabilities by inducing large creditors to convert their receivables into our Common Stock or agreeing to forbear on the amount owing, or to offer extended payment terms. If we are not able to increase sales to a sufficient level, or to reach such agreements with any or enough of our creditors, we will not be able to continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements for the year ended December 31, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern. If additional funds are raised through issuance of equity securities, further dilution to the existing stockholders will result.

The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                                  Less than one  One to three    Three to five   After five
                                  year           years           years           years           Total
                                 -------         -------         -------         -------         -------
Obligations (in $000):
Convertible Subordinated Notes   $    --         $22,390         $    --         $    --         $22,390
Convertible promissory note        1,702              --              --              --           1,702
Non-cancelable operating lease     2,283           6,789             465              --           9,537
obligations
Capital lease obligations          2,345              --              --              --           2,345
Loan payable to banks              3,023           3,023
Purchase order commitments         1,046           1,046
                                 -------         -------         -------         -------         -------
Total                            $10,399         $29,179         $   465         $    --         $40,043
                                 -------         -------         -------         -------         -------

As a result of the Company's default under certain capital lease obligations, the total amount due has been accelerated to the current period.

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

CERTAIN FACTORS AFFECTING THE COMPANY

CONTINUING WEAKNESS IN THE TELECOMMUNICATIONS EQUIPMENT AND SERVICES SECTOR HAS ADVERSELY AFFECTED THE OPERATING RESULTS, FUTURE GROWTH AND STABILITY OF OUR BUSINESS.

A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Our customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, and in general are not building out any significant additional infrastructure at this time. In the U.S., most Competitive Local Exchange Carriers (CLECs) have declared bankruptcy. In addition, our accounts receivable, inventory turnover, and operating stability can be jeopardized if our customers experience financial distress. We do not believe that our products and services sales levels can recover while an industry-wide slowdown in demand persists.

Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown for us in 1998 and 2001 to first quarter of 2003. The soft economy and slowdown in capital spending encountered in the United States, the United Kingdom, continental Europe, parts of the Asia continent, and other geographical markets have had a significant depressing effect on the sales levels of telecommunication products and services such as ours. These factors may continue to adversely affect our business, financial condition and results of operations. We cannot sustain ourselves at the currently depressed sales levels, unless we are able to obtain additional debt or equity financing, and we are able to enter into agreements with our creditors to reduce the amount owed and extend repayment terms.

OUR BUSINESS AND FINANCIAL POSITIONS HAVE DETERIORATED SIGNIFICANTLY.

Our business and financial positions have deteriorated significantly. Our core business product sales, as well as services sales levels, were reduced sharply beginning with the second half of 2001. From inception to March 31, 2003, our aggregate net loss is approximately $359.1 million. Our cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders' equity were all substantially below levels of one year ago. We have negative working capital of $11.5 million as of March 31, 2003. Our short-term liquidity deficiency could disrupt our supply chain, and result in our inability to manufacture and deliver our products, which would adversely affect our results of operations.

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

We signed an Agreement and Plan of Merger with Telaxis Communications Corporation, dated September 9, 2002. The Agreement was terminated by mutual agreement on January 7, 2003. On January 27, 2003, we signed a letter of intent to acquire privately held Procera Networks Inc., of Sunnyvale, California, in a stock-for-stock transaction. The acquisition effort was terminated in April 2003. We may enter into other acquisition agreements in furtherance of our strategy to consolidate with other companies in the fixed wireless market. We may not be able to close any acquisitions on the timetable we anticipate, if at all. We have and may further incur significant non-recoverable expenses in these efforts.

THE NASDAQ SMALLCAP MARKET HAS DELISTED OUR STOCK AND THIS MIGHT SEVERELY LIMIT THE ABILITY TO SELL ANY OF OUR COMMON STOCK.

NASDAQ moved our stock listing from the NASDAQ National Market to the NASDAQ Small Cap Market effective August 27, 2002 due to our failure to meet certain listing requirements, including a minimum bid price of $1.00 per share. We subsequently failed to meet certain NASDAQ Small Cap Market quantitative listing standards, including a minimum $1.00 per share bid price requirement, and the NASDAQ Listing Qualifications Panel determined that our stock would no longer be listed on the NASDAQ Small Cap Market. Effective March 10, 2003, our Common Stock commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. This move could result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock and could ultimately further depress the trading price of our Common Stock.

Our Common Stock is subjected to the Securities Exchange Commission's ("SEC") "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the company's Common Stock and may affect the ability of holders to sell the Common Stock in the secondary market, and the price at which a holder can sell the Common Stock.

THE CONVERSION OR EXERCISE OF OUR OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON OUR EXISTING STOCKHOLDERS.

Currently, our outstanding 7% Convertible Notes and Common Stock warrants are convertible into approximately 13.7 million shares of our Common Stock and approximately 33% of the total number of shares of Common Stock outstanding as of April 30, 2003. Consequently, the conversion or exercise of our outstanding convertible securities, including the 7% Convertible Notes and warrants, into shares of our Common Stock will result in substantial dilution to our existing stockholders.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH AND HARM OUR BUSINESS OPERATIONS, AND WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event the Company is unable to raise additional debt or equity financing, we will not be able to continue as a going concern. Even if we resolve our short-term going concern difficulties, our future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt could also severely limit our ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

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

Although we have installed and have in operation over 150,000 radio units globally, we have not developed a large installed base of our equipment or the kind of close relationships with a broad base of customers of a type enjoyed by larger, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so from time to time we face serious challenges in financing our continued operations. We may not be able to successfully address these risks.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF OUR SALES AND THE LOSS OF OR REDUCTION IN SALES TO ANY OF THOSE CUSTOMERS COULD HARM OUR BUSINESS, FINANCIAL CONDITIONS, AND RESULTS OF OPERATION.

For the period ended March 31, 2003, sales to two customers accounted for 32% of sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the global economy. Our customer concentration also results in concentration of credit risk. As of March 31, 2003, three customers accounted for 35% of our total accounts receivable balances. Many of our significant recurring customers are located outside the United States, primarily in the Asia-Pacific Rim, Middle East, United Kingdom and continental Europe. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

If our customers cannot finance their purchases of our products or services, this may materially adversely affect our business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for our products and services. Current customers in the telecommunications industry have, from time to time, undergone financial difficulties and may therefore limit their future orders or find it difficult to pay for products sold to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of our products or services, would adversely affect our business. Difficulties of this nature have occurred in the past and we believe they can occur in the future. For instance, in July 2002, we announced a multiple year $100 million supply agreement with an original equipment manufacturer in China. Even with an agreement in place, the customer has changed the timing and the product mix requested, and has cancelled or delayed many of its orders. Enforcement of the specific terms of the agreement could be difficult and expensive within China, and we may not ultimately realize the total benefits currently expected in the contract period.

Finally, acquisitions in the telecommunications industry are common, which tends to further concentrate the potential customer base in larger companies.

We believe that average selling prices and gross margins for our Tel-Link systems will tend to decline in both the near and the long term. Reasons for the decline may include the maturation of the systems, the effect of volume price
discounts  in  existing  and  future  contracts  and  the   intensification   of
competition.

If we cannot develop new products in a timely manner or fail to achieve increased sales of new products at a higher average selling price, then we would be unable to offset declining average selling prices. If we are unable to offset declining average selling prices, or achieve corresponding decreases in manufacturing operating expenses, our gross margins will decline.

WE FACE SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

We are experiencing intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services and some offer broader telecommunications product lines. These companies include Alcatel Network Systems, Alvarion, Stratex Networks, Cerragon, Ericsson Limited, Harris Corporation-Farinon Division, NEC, NERA, Nokia Telecommunications, SIAE, Siemens, and Proxim/Western Multiplex Corporation. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have developed competitive radio systems, and there is new technology featuring free space optical systems now in the marketplace.

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

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY A CONTINUED DECLINE IN CAPITAL SPENDING IN THE TELECOMMUNICATIONS MARKET.

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example in the U.S., most CLECs are experiencing financial distress. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. In periods of weak capital spending on the part of traditional customers, we are at risk for curtailment or cancellation of purchase orders, which can lead to adverse operating results. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as occurred in 2000 and 2001, and continued to occur in the first quarter of 2003.

Global economic conditions have had a depressing effect on sales levels in the past two and one-half years. The soft economy and reported slowdown in capital spending in 2001 and 2002 in the U.S. and European telecommunications markets have had a significant depressing effect on the sales levels in both years. In fiscal 2002, our sales in the U.S. and Europe markets totaled $12.2 million, compared to $79.4 million in 2001. This trend has continued to the first quarter of 2003.

FAILURE TO MAINTAIN ADEQUATE LEVELS OF INVENTORY COULD RESULT IN A REDUCTION OR DELAY IN SALES AND HARM OUR RESULTS OF OPERATIONS.

Our customers have increasingly been demanding short turnaround on orders rather than submitting purchase orders far in advance of expected shipment dates. This practice requires that we keep inventory on hand to meet market demands. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over-estimate or under-estimate inventory requirements to fulfill customer needs, our results of operations could continue to be adversely affected. In particular, increases in inventory could adversely affect operations if the inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs from 1999 to 2002, and a $3.4 million write-down in the first quarter of 2003.

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

In addition, certain components, subassemblies and services necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Many of these suppliers are in difficult financial positions as a result of the significant slowdown that we, too, have experienced. Our reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. We have from time to time experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. As a result, we have less control over the price, timely delivery, reliability and quality of finished products, components and subassemblies.

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

Some sectors of the telecommunications market will require the development and deployment of an extensive and expensive telecommunications infrastructure. In particular, the establishment of PCN/PCS networks requires significant capital expenditures. Communications providers may determine not to make the necessary investment in this infrastructure, or the creation of this infrastructure may not occur in a timely manner, as has been the case in 2001 to first quarter of 2003. Moreover, one potential application of our technology, the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers, depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline operators. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. Absent that, consumer demand for wireless access will be negatively affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate capital and other resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter the other segments.

Certain current and prospective customers are delivering services and features that use competing transmission media, such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, we must offer systems with superior price/performance characteristics and extensive customer service and support. Additionally, we must supply these systems on a timely and cost-effective basis, in sufficient volume to satisfy such prospective customers' requirements, in order to induce the customers to transition to our technologies. Any delay in the adoption of our systems and technologies may result in prospective customers using alternative technologies in their next generation of systems and networks. Our financial condition may prevent us from meeting this customer demand or may dissuade potential customers from purchasing from us.

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

As a result of our current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, and China, we face economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the United States. Approximately 94% of our sales in the first quarter of 2003 were made to customers located outside of the United States. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in exchange loss for us if we have Euro or British pound sterling denominated sales. Conversely, an increase in the value of Euro and British pounds will result in increased margins for us on Euro or British pound sterling denominated sales as our functional currency is in U.S. Dollars. For international sales that we would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon our financial condition.

We fund our Italian subsidiary's operating expenses, which are denominated in Euros. An increase in the value of Euro currency, if not hedged relative to the United States dollar, could result in more costly funding for our Italian operations, and as a result, higher cost of production to us as a whole. Conversely, a decrease in the value of Euro currency will result in cost savings for us.

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

In addition, many of our customer purchases and other agreements are governed by a wide variety of complex foreign laws, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under those agreements and to collect damages, if awarded in any litigation.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND HAS EXPERIENCED SIGNIFICANT DECLINE, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

In recent years, the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have often negatively affected small cap companies such as us, and may impact our ability to raise equity capital in periods of liquidity crunch. Companies with liquidity problems also often experience downward stock price volatility. We believe that factors such as announcements of developments relating to our business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, sales of significant volumes of our Common Stock into the public market, developments in our relationships  with customers,  partners,  lenders,  distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations could and have caused the price of our Common Stock to fluctuate widely and decline over the past two years during the telecommunication recession. The market price of our Common Stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

As of March 31, 2003, we had approximately 36,538,000 shares of Common Stock outstanding. The closing market price of our shares was $0.15 per share on that date. As of March 31, 2003, there were 1,962,360 options outstanding that are vested. Based upon option exercise prices related to vested options on December 31, 2003, there would be insignificant dilution or capital raised for unexercised in-the-money options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and United States dollars. The functional currencies of our wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at March 31, 2003, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

The estimated fair value of our fixed rate convertible subordinated notes is approximately 30% of par, or $6.7 million at March 31, 2003. The estimates of fair value will vary over time depending on our financial condition and expected future cash flows.

INTEREST RATE RISK

Our outstanding notes bear interest at fixed rates. Although fluctuating interest rate changes over short period would not affect our results of operations relating to the debt, we may need to reschedule issued debt in the future at high interest rates, or at rate structures that expose us to interest rate risk, as had happened on November 1, 2002, when $22.4 million of our outstanding 4.25% notes were exchanged for three-year notes bearing interest at an annual rate of 7%. We further have an outstanding $202,000 promissory note, which now bears interest at 9% per annum, instead of its original 7% per annum, as the note has remained unpaid on its maturity date of May 1, 2003. Interest earned on our cash balances is not material.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Other than as set forth below, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Except, in March 2003, the Company discovered that one of its foreign subsidiaries withdrew $52,000 from a credit line without authorization from management at the Company. The credit line has been suspended pending the establishment of appropriate controls governing proper access to the credit line.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 19, 2003, Mahmoud M. Gahrahmat, d/b/a/ Gahrahmat Properties, filed a Complaint for Breach of Commercial Lease Contract against P-Com, Inc., in the Superior Court of the State of California, County of Santa Clara. Gahrahmat Properties is the former landlord of a warehouse facility leased by the Company in San Jose, California. Gahrahmat Properties is seeking damages for approximately $234,000, arising out of P-Com's failure to pay rent and eventual default under the lease.

On February 26, 2003, GLP Intressenter AB filed a complaint against P-Com United Kingdom, Inc., in the Birmingham County Court, United Kingdom, for the Company's default under the commercial lease between the two parties. With respect to the UK facility, GLP Intressenter AB is claiming approximately $220,000.

While the amount of ultimate liability with respect to these actions is less than 10% of our current assets, in the event we are unable to satisfactorily resolve these and other proceedings that arise from time to time, our financial position and results of operations may be materially affected.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January 2003, the Company issued 2,100,000 shares of Common Stock to an existing stockholder for $0.18 a share, for a net proceed of $0.3 million. There were no underwriters or commissions involved, and the stock issuance was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D, because it was a non-public offering to an accredited investor.

In connection with the issuance of the $1.5 million convertible promissory notes in March 2003 (the "Bridge Notes"), the Company issued to the investor group 2,500,000 Series A Warrants, with a three-year term, to subscribe to the Company's Common Stock, at $0.12 per share, and 3,500,000 Series B Warrants, with a three-year term, to subscribe to the Company's Common Stock, at $0.20 per share. The exercise price of the Series A and Series B Warrants could be reduced to $0.001 per share of Common Stock should the Company fail to obtain stockholder approval for a proposed amendment to the Company's Bylaws to permit the issuance of convertible securities with certain conversion, exercise or exchange price adjustment provisions, by the 120th day following March 26, 2003.

Total fees paid in connection with the Bridge Notes was $132,500. The Bridge Notes were issued in reliance on the exemption from registration provided by Securities Act Section 4(2), and Rule 506 of Regulation D, because the transaction was a non-public offering to accredited investors.

On April 21, 2003, the Company issued 1,500,000 and 3,000,000 shares of Common Stock to Liviakis Financial Communications Inc. ("Liviakis"), and Cagan McAfee Capital Partners, LLC ("CMCP"). The Common Stock issued to CMCP was issued in consideration for certain investment banking and other services provided to the Company by CMCP, and the Common Stock issued to Liviakis was issued in consideration for certain financial, public and investor relations services provided the Company by Liviakis. The shares were issued to both Liviakis and CMCP in private transactions, in reliance on an exemption from registration under Securities Act Section 4(2), and Rule 506 of Regulation D, because it was a non-public offering to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has $0.8 million of interest payable on the 7% Convertible Subordinated Notes ("Convertible Notes") and $0.2 million on a promissory note, each due on May 1, 2003. The Company is currently in default under the terms of the $0.2 million note, and is currently negotiating to restructure the note as well as the Convertible Notes. In the event the Company is unable to restructure the Convertible Notes on or before June 1, 2003, it will be in default under the terms of the Convertible Notes. The total amount due under the Convertible Notes is approximately $22.4 million.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  On March 31, 2003, we filed a Form 8-K current report with regard to an event of March 26, 2003, announcing the consummation of a $1.5 million convertible note financing, resulting in net proceeds of $967,500, after deducting certain fees and a $400,000 loan to Speedcom Wireless Corporation.

                  On March 7, 2003, we filed a Form 8-K current report with regard to an event of the same date, announcing the delisting of our Common Stock from the NASDAQ Small Cap Market, and the immediate eligibility for quotation on the OTC Bulletin Board effective with the opening of business on March 10, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         P-COM, INC.

         By:  /s/ George P. Roberts
              ------------------------------
         George P. Roberts
         Chairman of the Board of Directors
         and Chief Executive Officer
         (Duly Authorized Officer)

         Date:    May 15, 2003

         By:  /s/ Daniel W. Rumsey
              ------------------------------
         Daniel W. Rumsey
         Interim Chief Financial Officer
         (Principal Financial Officer)

         Date:    May 15, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George P. Roberts, certify that:

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

evaluated  the  effectiveness  of  the  registrant's   disclosure  controls  and
procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ George P. Roberts
Chairman of the Board of Directors and
Chief Executive Officer

Date: May 15, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel W. Rumsey, certify that:

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

evaluated  the  effectiveness  of  the  registrant's   disclosure  controls  and
procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel W. Rumsey
Interim Chief Financial Officer

Date: May 15, 2003

EXHIBIT INDEX

      99.1  Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

      99.2 Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.