Form 10-Q
period 2003-06-30
P COM INC
filed 2003-08-14
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.

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

As of July 31, 2003 there were 40,117,644 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share. Effective March 10, 2003, the Registrant's Common Stock was delisted from the NASDAQ Small Cap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

This quarterly report on Form 10-Q consists of 37 pages of which this is page 1. The Exhibit Index appears on page 37.

                                   P-COM, INC.
                                TABLE OF CONTENTS

                                                                           Page
PART I.    FINANCIAL INFORMATION                                          Number
           ---------------------                                          ------

  Item 1   Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 2003
           and December 31, 2002............................................ 3

           Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 2003 and 2002  .............. 4

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2003 and 2002  ............................ 5

           Notes to Condensed Consolidated Financial Statements  ........... 7

  Item 2   Management's Discussion and Analysis of Financial

           Condition and Results of Operations  ........................... 17

  Item 3   Quantitative and Qualitative Disclosure about Market Risk ...... 31

  Item 4   Controls and Procedures......................................... 31

PART II.   OTHER INFORMATION

  Item 1   Legal Proceedings  ............................................. 33

  Item 2   Changes in Securities  ......................................... 33

  Item 3   Defaults Upon Senior Securities  ............................... 34

  Item 6   Exhibits and Reports on Form 8-K  .............................. 35

Signatures  ............................................................... 36

PART I - FINANCIAL INFORMATION

ITEM 1.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2003              2002
                                                                               ---------         ---------
ASSETS                                                                                           (Restated)
Current assets:
   Cash and cash equivalents                                                   $     180         $     861
   Restricted cash                                                                   580               415
   Accounts receivable, net                                                        3,203             4,797
   Inventory                                                                       6,132            12,433
   Prepaid expenses and other assets                                               3,678             3,402
   Assets of discontinued operation                                                  137             2,923
                                                                               ---------         ---------
     Total current assets                                                         13,910            24,831
Property and equipment, net                                                        4,831            10,511
Other assets                                                                         278               381
                                                                               ---------         ---------
     Total assets                                                              $  19,019         $  35,723
                                                                               =========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Accounts payable                                                           $   7,525         $   8,144
   Other accrued liabilities                                                       6,895             6,774
   Deferred contract obligations                                                   8,000             8,000
   Loan payable to bank                                                            1,403             2,604
  Convertible subordinated notes                                                  20,090              --
   Convertible promissory notes                                                    1,338              --
   Liabilities of discontinued operation                                           1,924             1,085
                                                                               ---------         ---------
     Total current liabilities                                                    47,175            26,607
Convertible subordinated notes                                                      --              22,390
Other long-term liabilities                                                        1,983             2,076
                                                                               ---------         ---------
     Total liabilities                                                            49,158            51,073
                                                                               ---------         ---------
Stockholders' equity (deficiency):
  Common Stock                                                                        16                16
  Additional paid-in capital                                                     335,054           333,740
  Accumulated deficit                                                           (365,165)         (348,766)
  Accumulated other comprehensive income (loss)                                       30              (340)
 Common stock held in treasury at cost                                               (74)             --
                                                                               ---------         ---------
   Total stockholders'  equity (deficiency)                                      (30,139)          (15,350)
                                                                               ---------         ---------
Total liabilities and stockholders' equity                                     $  19,019         $  35,723
                                                                               =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                                2003           2002           2003           2002
                                                                              --------       --------       --------       --------
                                                                                            (Restated)                    (Restated)
    Sales                                                                     $  4,965       $  8,110       $  9,582       $ 15,942
    Cost of sales                                                                4,124          6,671         11,750         13,718
                                                                              --------       --------       --------       --------
      Gross profit (loss)                                                          841          1,439         (2,168)         2,224
                                                                              --------       --------       --------       --------
   Operating expenses:
     Research and development/engineering                                        1,706          3,696          3,625          7,827
     Selling and marketing                                                         827          1,676          1,762          3,499
     General and administrative                                                  1,551          3,151          3,186          6,187
     Asset impairment and restructuring charges                                  2,763           --            3,362           --
                                                                              --------       --------       --------       --------
   Total operating expenses                                                      6,847          8,523         11,935         17,513
                                                                              --------       --------       --------       --------
Operating loss                                                                  (6,006)        (7,084)       (14,103)       (15,289)
Interest expense                                                                  (607)          (660)        (1,124)        (1,020)
Gain on debt extinguishment                                                      1,500           --            1,500          1,393
Other income, net                                                                  855          1,093            953            148
                                                                              --------       --------       --------       --------
Loss from continuing  operations before loss from discontinued
   operations,  and cumulative effect of change
   in accounting principle                                                      (4,258)        (6,651)       (12,774)       (14,768)
Loss from discontinued operations                                               (1,767)        (1,391)        (3,625)        (2,951)
                                                                              --------       --------       --------       --------
                                                                                (6,025)        (8,042)       (16,399)       (17,719)
Cumulative effect of change in accounting principle                               --             --             --           (5,500)
                                                                              --------       --------       --------       --------
Net loss                                                                      $ (6,025)      $ (8,042)      $(16,399)      $(23,219)
                                                                              ========       ========       ========       ========
Basic and diluted loss per share:
Loss from continuing operations                                               $  (0.11)      $  (0.31)      $  (0.33)      $  (0.76)
Loss from discontinued operations                                                (0.04)         (0.06)         (0.09)         (0.15)
Cumulative effect of change in accounting principle                               --             --             --            (0.28)
                                                                              --------       --------       --------       --------
Basic and diluted net loss per share applicable to
Common Stockholders                                                           $  (0.15)      $  (0.37)      $  (0.42)      $  (1.19)
                                                                              ========       ========       ========       ========
Shares used in Basic and Diluted per share computation                          40,731         21,865         38,634         19,437
                                                                              ========       ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                                                  Six months ended June 30,
                                                                                                 2003                    2002
                                                                                              --------                --------
Cash flows from operating activities:                                                                                 (Restated)
Net loss                                                                                      $(16,399)               $(23,219)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Loss from discontinued operations                                                             3,625                   2,951
   Depreciation                                                                                  2,696                   3,508
   (Gain) Loss on disposal of property and equipment                                              (886)                    229
   Cumulative effect of change in accounting principle                                            --                     5,500
   Inventory valuation and other related charges                                                 3,608                   1,805
   Asset impairment charges                                                                      3,108                    --
   Amortization of discount on promissory notes                                                    135                    --
   Amortization of warrants                                                                       --                       280
   Notes conversion expense                                                                       --                       198
   Stock compensation expense                                                                      482                    --
   Gain on redemption of convertible notes                                                      (1,500)                 (1,393)
   Write-off of notes receivable                                                                   100                     150
Changes in operating assets and liabilities:
   Accounts receivable                                                                           1,519                    (184)
   Inventory                                                                                     1,802                   6,575
   Prepaid expenses and other assets                                                               557                     (71)
   Accounts payable                                                                               (686)                  1,327
   Other accrued liabilities                                                                       288                  (8,407)
                                                                                              --------                --------
      Net cash used in operating activities                                                     (1,551)                (10,751)
                                                                                              --------                --------
Cash flows from investing activities:
   Loan to Speedcom                                                                               (400)                   --
   Acquisition of property and equipment                                                          --                      (431)
   (Increase) Decrease in restricted cash                                                         (580)                  2,911
   Net asset of discontinued operation                                                             929                   2,897
                                                                                              --------                --------
      Net cash provided by investing activities                                                    (51)                  5,377
                                                                                              --------                --------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                                         307                   7,496
   Proceeds (payments) on bank loan                                                             (1,202)                  2,976
   Proceeds from convertible promissory note                                                     1,668                    --
   Payments under capital lease obligations                                                       (289)                   (202)
   Redemption of convertible notes                                                                --                      (384)
                                                                                              --------                --------
      Net cash provided by financing activities                                                    484                   9,886
                                                                                              --------                --------
Effect of exchange rate changes on cash                                                             22                      63
                                                                                              --------                --------
Net increase (decrease) in cash and cash equivalents                                            (1,096)                  4,575
Cash and cash equivalents at beginning of the period                                             1,276                   2,525
                                                                                              --------                --------
Cash and cash equivalents at end of the period                                                $    180                   7,100
                                                                                              --------                --------

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   CONTINUED
                            (In thousands, unaudited)

                                                      2003         2002
                                                     ------       ------
Supplemental cash flow disclosures:                              (Restated)
Cash paid for interest                               $  281       $  762
                                                     ------       ------
Non-cash transactions :
Issuance of common stock for consulting services     $  450       $ --
                                                     ------       ------
Issuance of warrants for consulting services         $ --         $  480
                                                     ------       ------
Redemption of convertible notes in exchange for
property and equipment                               $2,300       $ --
                                                     ------       ------
Treasury stock acquired in exchange for
property and equipment                               $   74       $ --
                                                     ------       ------
Issuance of common stock in settlement
with creditors                                       $ --         $1,273
                                                     ------       ------

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 2003, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2002 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

 DISCONTINUED OPERATIONS

As more fully discussed in Note 10, the financial statements for December 31, 2002 and June 30, 2003 have been restated to reflect the Company's services business unit as a discontinued operation.

CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Pursuant to the impairment recognition provisions of SFAS 142, the Company timely completed its evaluation of the effects of adopting SFAS 142. Accordingly, under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the Company's services segment during the first quarter of 2002. The pro forma effects of this change in accounting principle are not material to the accompanying financial statements.

LIQUIDITY AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the six-month period ended June 30, 2003, the Company incurred a net loss of $16.4 million and used $1.6 million cash in its operating activities. As of June 30, 2003, the Company has accumulated deficit of $365.2 million. At June 30, 2003, the Company had approximately $0.2 million in cash and cash equivalents, drawn principally from a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), and a working capital deficiency of approximately $33.2 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The negative conditions are partially mitigated by certain financing activities and management's plans to restructure the operating expenses and financial condition of the Company. In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder for aggregate net proceeds of $307,000. Additionally, the Company closed a $1.5 million convertible note financing in March 2003, and an additional $300,000 convertible note financing in May 2003, resulting in aggregate net proceeds of $1.7 million (the "Bridge Notes"). In July 2003, the Company closed an additional $900,000 Bridge Notes financing, of which $500,000 was loaned to SPEEDCOM Wireless Corporation ("SPEEDCOM"), as discussed in Note 17. Each of the Bridge Notes converts into Common Stock of the Company upon the consummation of a qualified financing of at least $3.0 million ("Qualified Financing"), and upon stockholder approval of an increase in the number of authorized Common Stock.

At June 30, 2003, the Company owed $0.8 million of interest on the 7% Convertible Subordinated Notes ("Convertible Notes") and $0.2 million on a promissory note, each due on May 1, 2003. The Company obtained waivers with respect to the payment of interest under the Convertible Notes and with respect to payment of the $0.2 promissory note. On August 4, 2003, the principal and accrued interest of $21,138,000 due under the terms of the Convertible Notes was converted into 1,000,000 shares of Series B Convertible Preferred Stock. The Company is currently negotiating the settlement of the $0.2 million promissory note, and is in negotiations with its other creditors to reduce the amounts owed to such creditors. In order to finance the payment of reduced amounts that have been offered to such creditors, the Company is seeking additional debt or equity financing. Such financing is necessary for the Company to fully execute management's debt restructuring plan.

If the Company is unsuccessful in its plans to (i) close a Qualified Financing, or otherwise obtain debt or equity financing; (ii) generate sufficient revenues from new and existing products sales; (iii) obtain agreements from its creditors to reduce the amount owed and extend repayment terms; (iii) negotiate agreements to settle outstanding litigation; or (iv) renew the Credit Facility when it expires in September 2003, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund the Company's operations, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

     2. NET LOSS PER SHARE

For purposes of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be anti-dilutive. Because losses were incurred in the three and six months ended June 30, 2003 and 2002, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

     3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period commencing July 1, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At June 30, 2003, the Company had no such financial instruments outstanding and therefore adoption of this standard has no financial reporting implications. On August 4, 2003, the Company issued shares of Series B Preferred Stock, which have certain terms that, while improbable, may require their mandatory redemption for cash. The Company believes that accounting for these securities as a mezzanine security, outside of equity, under Staff Accounting Bulletin No. 64 (SAB 64), is appropriate.

         4.    BORROWING ARRANGEMENTS

On September 20, 2002, the Company and the Bank entered into the Credit Facility. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $4.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 30% of eligible accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 2.5% per annum. The Credit Facility expires on September 20, 2003, and is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of June 30, 2003, the loan amount payable to the Bank under the Credit Facility aggregated $1.4 million.

The Bank has amended the Credit Facility to limit further borrowing for eligible inventories to $1.0 million during the period April 21, 2003 to May 10, 2003. On and after May 11, 2003, borrowings on eligible inventories were further reduced to $750,000.

The Company has an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. The amount outstanding on this overdraft line at June 30, 2003 was approximately $52,000.

     5. CONVERTIBLE PROMISSORY NOTES AND WARRANTS

The Convertible Promissory Notes (Bridge Notes) and Warrants consisted of the following components at the date of issuance (in thousands, unaudited):

                                       June 30
                                         2003
                                       --------
Convertible Bridge Notes               $ 1,338
Beneficial Conversion Feature                -
Warrants for Common Stock                  462
                                       --------
                                       $ 1,800
                                       ========

On March 26, 2003, the Company closed the $1.5 million (face value) Bridge Notes and Warrants financing. On May 28, 2003 the Company received an additional $300,000 (face value) Bridge Notes and Warrants financing.

The Bridge Notes are contingently convertible into Common Stock of the Company upon the completion of a Qualified Financing and the amendment of the Company's articles of incorporation to increase the number of authorized Common Stock. The Bridge Notes bear interest at 10% per annum, and the rate will increase to 13% per annum if they remain outstanding six months after the issuance date. The $1.5 million Bridge Notes mature on March 25, 2004, and the $0.3 million Bridge Notes mature on May 27, 2004, and both are subordinated to the amounts due to the Bank under the Credit Facility. The Bridge Notes are senior to the Convertible Notes.

In connection with the issuance of the $1.5 million Bridge Notes, the Company issued detachable Series A Warrants, with a three-year term, to purchase a total of 2,500,000 shares of the Company's Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 3,500,000 shares of the Company's Common Stock, at $0.20 per share. In connection with the issuance of the $0.3 million Bridge Notes, the Company issued detachable Series A Warrants, with a three-year term, to purchase a total of 500,000 shares of the Company's Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 700,000 shares of the Company's Common Stock, at $0.20 per share. The exercise price of the Series A and Series B Warrants could be reduced to $0.001 per share of Common Stock should the Company fail to obtain stockholder approval for a proposed amendment to the Company's Bylaws to permit the issuance of convertible securities with certain conversion, exercise or exchange price adjustment provisions. The Company and the investor group have agreed to extend the period of time that the Company has to obtain stockholder approval to the 210th day following the date of issuance of the Bridge Notes. The Company allocated the proceeds of the compound instrument to the Bridge Notes and the Warrants based upon their relative fair values. The fair value of the warrants was estimated using the Black-Scholes model, with the following assumptions: expected volatility of 197%, weighted-average risk free interest rate of 2.12%, weighted average expected lives of 3 years, and a zero dividend yield. The value of the warrants has been disclosed in this Note 5, and it is being amortized over the maturity period of the Bridge Notes to interest expense. The face value of the Bridge Notes was considered their fair value for purposes of this allocation.

In addition, the conversion terms afforded the $1.5 million Bridge Notes resulted in a beneficial conversion feature, represented by the amount that the market value of the Common Stock on the commitment date exceeded the conversion rate. The beneficial conversion feature, which amounts to approximately $1.1 million, which exceeds the current carrying value of the Bridge Notes, will be recorded at an amount equal to the face value of the Bridge Notes when the contingencies referred to above, are resolved, if ever.

The carrying value of the Bridge Notes is being accreted to their respective face values through periodic charges to interest expense. Total amortization of the discounts amounted to $135,000 for the six months ended June 30, 2003.

     6. BALANCE SHEET COMPONENTS

Restricted cash consists of funds designated for the cash collateral account in connection with the Credit Facility.

Inventory consists of the following (in thousands, unaudited):

                                                       JUNE 30,  DECEMBER 31,
                                                         2003       2002
                                                        -------    -------
                                                                  (Restated)
Raw materials                                           $ 3,151    $ 9,748
Work-in-process                                             962      1,580
Finished goods                                            1,943        815
Inventory at customer sites                                  76        290
                                                        -------    -------
                                                        $ 6,132    $12,433
                                                        =======    =======

Other accrued liabilities consist of the following (in thousands, unaudited):

                                                         JUNE 30, DECEMBER 31,
                                                          2003       2002
                                                          -----      -----
                                                                  (Restated)
Purchase commitment                                      $1,238     $2,195
Accrued warranty (a)                                        901        936
Accrued employee benefits                                   838        943
Value added tax payable                                     414        248
Customer advances                                           320        267
Lease obligations                                           241        435
Senior subordinated secured promissory note (b)             202        202
Interest payable                                          1,145        276
Other                                                     1,596      1,272
                                                         ------     ------
                                                         $6,895     $6,774
                                                         ======     ======

         a) A summary of product warranty reserve activity is as follows:

            Balance at January 1, 2003                              $ 936
            Additions relating to products sold                       300
            Payments                                                 (335)
                                                                    -----
            Balance at June 30, 2003                                $ 901
                                                                    -----

         b) In lieu of the payment of interest due on certain of the Company's 4.25% Convertible Subordinated Notes due on November 1, 2002, the Company issued a promissory note in the amount of approximately $0.2 million. The promissory note bears interest at 7% per annum, and matured on May 1, 2003. After maturity, interest accrues at the rate of 9% per annum. The promissory note is secured by certain property and equipment of the Company. The Company is in default under the terms of the promissory note, and is currently negotiating to restructure the note.

         Deferred contract obligations

         In connection with a Joint Development and License Agreement ("JDL"), the Company entered into an Original Equipment Manufacturer Agreement ("OEM") with a vendor. Under the OEM, the Company agreed to pay the vendor $8.0 million for the vendor's marketing efforts for Company products manufactured under the JDL. As of June 30, 2003 and 2002, this $8.0 million payment obligation remains outstanding because the Company believes that the vendor has not performed its marketing obligations. The Company has written to contest the vendor's claim for $8.0 million and has asserted additional claims against the vendor in the amount of $11,634,803, exclusive of interest.

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

         Other Indemnifications

   As is customary in the Company's industry, as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities or additional product liability. In the Company's experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

         8. COMMON STOCK

   In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder at a per share price of $0.18, for aggregate net proceeds of $307,000.

In April 2003, the Company issued 1,500,000 and 3,000,000 shares of Common Stock to Liviakis Financial Communications Inc. ("Liviakis"), and Cagan McAfee Capital Partners, LLC ("CMCP"). The Common Stock issued to CMCP was issued in consideration for certain investment banking and other services provided to the Company by CMCP, and the Common Stock issued to Liviakis was issued in consideration for certain financial, public and investor relations services provided to the Company by Liviakis. The Common Stock issued for these services was valued at the market prices on the dates issued. Aggregate compensation expense associated with these transactions during the six months ended June 30, 2003 amounted to $450,000. The Company incurred $1.28 million in charges during the six months ended June 30, 2002 as a result of the issuance of Common Stock in connection with certain legal settlements and the redemption of certain of the Company's 4.25% Convertible Subordinated Notes.

In June 2003, the Company acquired 920,000 shares of Common Stock in exchange for property and equipment valued at $74,000. These shares are held in treasury.

In June 2002, the Company sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.5 million. In May 2002, the Company issued approximately 1,281,000 shares of unregistered Common Stock at an average price of $0.99 per share in settlement of amounts owing to vendors.

In the second quarter of 2002, the Company issued an aggregate of 284,121 new shares of our Common Stock with a fair market value of $0.2 million upon the conversion of the 4.25% Convertible Subordinated Notes with a principal value of $0.7 million.

         9. ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its Point-to-Multipoint, and its other legacy product line, and this has resulted in a $2.1 million charge to cost of sales for its Point-to-Multipoint, Tel-Link Point-to-Point and Air-link Spread Spectrum inventories during the three months ended June 30, 2003. In the first quarter of 2003, the Company recorded a $3.4 million inventory related charge to cost of sales, of which $2.0 million was related to its Point-to-Multipoint inventories. These charges were offset by credits of $1.8 million in the second quarter associated with a write-back of accounts payable and purchase commitment liabilities arising from vendor settlements.

In the first and second quarter of 2003, the Company continued to reevaluate the carrying value of property and equipment relating to its Point-to-Multipoint product line, that are held for sale. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003, and $0.6 million provision in the first quarter of 2003. As a result of these adjustments, there is no remaining net book value of property and equipment related to the Point-to-Multipoint product line.

A summary of inventory reserve and provision for impairment of plant and property activities is as follows:

                                                     Inventory    Provision for
                                                      Reserve      impairment
                                                      --------      --------
    Balance at January 1, 2003                        $ 39,567      $   --
    Additions charged to Statement of Operations         5,517         3,108
    Deductions from reserves                           (17,234)         --
                                                      --------      --------
    Balance at June 30, 2003                          $ 27,850      $  3,108
                                                      --------      --------

In connection with a workforce reduction in May 2003, the Company accrued a $0.2 million charge relating to severance packages given to certain of its executive officers. All pertinent criteria for recognition of this liability were met during the period of recognition.

         10. LOSS ON DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network

Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, titled "Discontinued Operations" in the Consolidated Statements of Operations for the three-month and six-months ended June 30, 2003 and 2002. On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB Global, LLC ("JKB") to sell certain assets of PCNS. The total cash consideration was approximately $105,000, plus the assumption of certain liabilities. The Company is a guarantor of PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB has agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease require JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remains liable under the terms of the guaranty for the deficiency, under the terms of the master lease of approximately $1.5 million, and the amount is accrued as loss on disposition of discontinued operations in the second quarter of 2003, which was the period that such loss was incurred.

Summarized results of PCNS are as follows (in thousands):

                                                Three Months Ended June 30,       Six months ended June 30,
                                                   2003             2002             2003             2002
                                                -------          -------          -------          -------
Sales                                           $   119          $   625          $ 1,065          $ 1,133
                                                -------          -------          -------          -------
Loss from operations                            $  (248)         $(1,391)         $  (702)         $(2,951)
Loss on disposition of discontinued operations   (1,519)            --             (2,923)            --
                                                -------          -------          -------          -------
                                                 (1,767)          (1,391)          (3,625)          (2,951)
Provision for income taxes                         --               --               --               --
                                                -------          -------          -------          -------
Net loss                                        $(1,767)         $(1,391)         $(3,625)         $(2,951)
                                                =======          =======          =======          =======

                                                         June 30,   December 31,
                                                          2003          2002
                                                         ------        ------
 Total assets related to discontinued operations
  Cash                                                   $   90        $  342
  Accounts receivable                                         7           763
  Inventory                                                --           1,206
  Prepaid expenses and other assets                        --              10
  Property plant and equipment                             --             529
  Other assets                                               40            73
                                                         ------        ------
                                                         $  137        $2,923
Total liabilities related to discontinued operations
  Accounts payable                                          309           466
  Other accrued liabilities                               1,615           293
  Loan payable to bank                                     --             326
                                                         ------        ------
                                                         $1,924        $1,085
                                                         ------        ------

         11. SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

                               For Three Months Ended    For Six Months Ended
                                       June 30                 June 30
                               ----------------------    ---------------------
                                 2003        2002           2003        2002
                               -------     -------        -------      -------
                                          (Restated)                  (Restated)
   North America               $   475     $   994         $   759     $ 1,760
   United Kingdom                1,619       1,550           3,196       2,919
   Europe                        1,088         975           1,720       2,119
   Asia                          1,210       4,446           2,816       8,634
   Other Geographic Regions        573         145           1,091         510
                               -------     -------         -------     -------
                               $ 4,965     $ 8,110         $ 9,582     $15,942
                               =======     =======         =======     =======

During the six-month period ended June 30, 2003 and 2002, four and three customers accounted for a total of 53% and 41% of our total sales, respectively.

         12. EMPLOYEE STOCK OPTION EXPENSE

The Company continues to apply the intrinsic method in accounting for stock based employee compensation and, accordingly, has reflected the appropriate disclosure provisions of SFAS No. 123. Had stock-based compensation costs for our two stock-based compensation plans been determined and reported on the fair value method at the grant dates for awards under those plans, consistent with the method of SFAS 123, our net loss and net loss per share would have been reported as follows:

                                               THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                 2003              2002              2003               2002
                                              ---------         ---------         ----------         ----------
Net loss applicable to Common Stockholders
          As reported                         $  (6,025)        $  (8,042)        $  (16,399)        $  (23,219)
          Pro forma                           $  (6,389)        $  (9,256)        $  (17,344)        $  (25,665)

Net loss per share

         As reported - Basic and Diluted      $   (0.15)        $   (0.37)        $    (0.42)        $    (1.19)
         Pro forma - Basic and Diluted        $   (0.16)        $   (0.42)        $    (0.45)        $    (1.32)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002, respectively: expected volatility of 197% and 125%; weighted-average risk-free interest rates of 2.1% and 4.1%; weighted-average expected lives of 4.0 and 3.5; respectively, and a zero dividend yield.

         13. COMPREHENSIVE LOSS

Comprehensive loss is comprised of the Company's reported net loss and the currency translation adjustment associated with our foreign operations. Comprehensive loss was $5.7 million and $7.0 million for the three months ended June 30, 2003 and 2002, respectively. Comprehensive loss was $16.1 million and $22.1 million for the six months ended June 30, 2003 and 2002, respectively.

         14. PROPOSED ACQUISITION OF ASSETS AND CERTAIN LIABILITIES OF SPEEDCOM

On June 16, 2003, the Company entered into a definitive agreement to acquire the operating assets of SPEEDCOM in exchange for approximately 67.5 million shares of P-Com Common Stock and the assumption of certain liabilities, including approximately $3.0 million in subordinated debt of SPEEDCOM. SPEEDCOM manufactures, configures and delivers a variety of broadband fixed-wireless products, including its award-winning SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telecommunications carriers and other service providers, and private organizations in the U.S. and more than 80 foreign countries worldwide, use SPEEDCOM's products to provide broadband "last-mile" wireless connectivity in various point-to-point and point-to-multipoint configurations for distances up to 25 miles. SPEEDCOM's products provide high-performance broadband fixed wireless solutions specifically designed for building-to-building local area network connectivity and wireless Internet distribution.

The subordinated debt to be assumed is expected to be amended to become convertible into shares of Common Stock of the Company at approximately $0.20 per share. The shares proposed to be issued to SPEEDCOM will equal up to approximately 30% of the Company's outstanding Common Stock immediately upon closing, assuming the conversion of the Series B Convertible Preferred Stock, as mentioned in Note 17 to the financial statements, the issuance of shares in connection with the Qualified Financing, and conversion of certain other convertible securities of the Company. The acquisition will enable the Company to expand its Spread Spectrum product offerings and expand its distribution network. The SPEEDCOM transaction is subject to stockholder approval of SPEEDCOM, and requires approval by the Company's stockholders of an increase in the number of authorized shares of Common Stock of the Company.

In anticipation of the acquisition, the Company has advanced $400,000 to SPEEDCOM under a 10% convertible promissory note. As further discussed in Note 17, an additional $500,000 was advanced to SPEEDCOM under similar terms and conditions in July 2003. The Company carries the amounts due in other current assets and currently plans to apply the amounts to the ultimate purchase price of SPEEDCOM.

         15. CONTINGENCIES

On February 26, 2003, GLP Intressenter AB filed a complaint against P-Com United Kingdom, Inc., in the Birmingham County Court, United Kingdom, for the Company's default under the commercial lease between the two parties. GLP Intressenter AB holds a judgment against the Company, filed on March 7, 2003, in the amount of $34,757.10. The Company is currently negotiating a settlement of all amounts due GLP Intressenter AB, and the total liability is accrued on the Company's financial statements.

On June 17, 2003, NVA Development Corporation filed a Motion for Judgment against the Company for payment in the amount of $80,427, arising out of the Company's guaranty, of PCNS' performance, under a Lease Termination Agreement between NVA Development Corporation and PCNS. PCNS breached the terms of payment under the Lease Termination Agreement. The Company is currently negotiating a settlement of amounts owed NVA Development Corporation. Until such settlement, if any, the Company has recorded all amounts due under the lease agreement.

On  April  4,  2003,   Christine   Schubert,   Chapter  7  Trustee  for  Winstar
Communications, Inc. et al, filed a Motion to Avoid and Recover Transfers Pursuant to 11 U.S.C. ss.ss.547 and 550, in the United States Bankruptcy Court for the District of Delaware and served the Summons and Notice on July 22, 2003. The amount of the alleged preferential transfers to the Company is approximately $13.7 million. We have reviewed the Motion and believe that the payments made by Winstar Communications, Inc. are not voidable preference payments under the United States Bankruptcy Code. In the opinion of management, the circumstances surrounding this matter do not rise to the level that the Company is required to record a liability. Any liability for this matter, if any, will be recorded when and if estimable.

The Brevard County of Florida has filed a tax lien encumbering all property, plant and equipment owned by the Company located in the County for payment of delinquent personal property taxes. The balance on June 30, 2003 claimed by Brevard County is approximately $120,000. The Company is currently preparing an amended property tax return to address the unpaid taxes. Although the Company is negotiating this matter with the taxing authority, management has determined that the criteria for liability recognition has been met and has recorded the liability.

         16. RELATED PARTY TRANSACTIONS

As mentioned in Note 8 to the financial statements, the Company issued 3,000,000 shares of Common Stock to CMCP in April 2003, as consideration for investment banking advisory services rendered. The Company further paid finder's fees totaling approximately $30,000 in the first quarter of 2003 to CMCP for new equity raised in the quarter. The Company accounted for the fees as a reduction of proceeds from the offering reflected in equity.

Myntahl Corporation, a stockholder of the Company, is also an appointed distributor in China and acts as our agent in Mexico. The Company has sales of approximately $0.5 million to Myntahl, and accrued approximately $11,000 in commissions to Myntahl during the three months ended June 30, 2003. The Company has sales of approximately $0.9 million to Myntahl, and incurred approximately $69,000 in commissions to Myntahl during the six-month period ended June 30, 2003.

         17. SUBSEQUENT EVENTS

In July 2003, the Company closed an additional Bridge Notes financing, resulting in gross proceeds to the Company of approximately $0.9 million. In connection with the Bridge Notes financing, the Company loaned to SPEEDCOM $500,000 in the form of a two-year 10% note, which is convertible into Common Stock of SPEEDCOM.

On August 4, 2003, the principal amount and accrued interest of $21,138,000 due under the terms of the Convertible Notes was converted into 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into Common Stock of the Company at $0.20 per share. The Series B Convertible Preferred Stock contains certain provisions that may result in a mandatory cash redemption. As a result, the Company will reflect the carrying value of these instruments as a mezzanine security outside of stockholders' equity.

The holders of the Series B Convertible Preferred Stock have agreed to exercise their conversion options upon receipt of stockholder approval increasing the number of authorized shares of Common Stock to allow for conversion, and upon completion of an equity financing resulting in gross proceed to the Company of at least $3.0 million.

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

The telecommunications equipment industry continues to experience a significant worldwide slowdown. Our product sales decreased $3.1 million or 39% in the second quarter of 2003 compared to the same period in the previous year. We continue to reduce our operating expenses by, among other things, exiting the services business, reducing our personnel, and consolidating our facilities. These cost reduction efforts have allowed us to reduce our operating loss by $1.1 million, or 15% compared to the same period in the previous year. Our net loss has also been reduced by $2.0 million, or 25% compared to the same period in the previous year.

CRITICAL ACCOUNTING POLICIES

MANAGEMENT'S USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the results of operations reported in future periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the U.S. The estimated fair value of our Convertible Notes was approximately 30% of par or $6.6 million at June 30, 2003 and December 31, 2002. The estimated fair value of cash, accounts receivable and payable, bank loans and accrued liabilities at June 30, 2003 and December 31, 2002 approximated cost due to the short maturity of these assets and liabilities.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and include tooling and test equipment, computer equipment, furniture, land and buildings, and construction-in-progress. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years, and in the case of buildings, 33 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

IMPAIRMENT OF LONG- LIVED ASSETS

In the event that facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. A $599,000 impairment valuation charge in connection with property and equipment for our Point-to-Multipoint product line was charged to restructuring charges in the first quarter of 2003, and a further $2.5 million impairment charge for the Point-to-Multipoint property and equipment was recorded in the second quarter of 2003.

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

The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then generally made either on 30 to 60 day payment terms, COD or letters of credit. The Company extends credit terms to international customers for up to 90 days, which is consistent with prevailing business practices.

At June 30, 2003 and 2002,  approximately  63% and 18%,  respectively,  of trade
accounts  receivable   represent  amounts  due  from  four  and  two  customers,
respectively.

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

RESULTS OF OPERATIONS

     SALES. For the three months ended June 30, 2003, total sales were approximately $5.0 million as compared to $8.1 million for the same period in the prior year. For the six months ended June 30, 2003, total sales were approximately $9.6 million, compared to $15.9 million for the same period in the prior year. The decrease in total sales for the six-month ended June 30, 2003 as compared to 2002 was principally attributable to a $4.6 million decrease in Point-to-Point and Spread Spectrum product shipments to the Asia-Pacific Rim countries. The continuing capital expenditure control measures implemented by North American and European telecommunication companies have continued to adversely impact our sales. Approximately $2.9 million of our sales in the second quarter of 2003 are from out-of-warranty repair activities, an increase of $0.9 million over the previous quarter.

     During the six-month period ended June 30, 2003 and 2002, four and three customers accounted for a total of 53% and 41% of our total sales, respectively.

     During the six months ended June 30, 2003, we generated approximately 29% of our sales in the Asia-Pacific Rim areas and the Middle East combined. During the same period in 2002, we generated 54% of our sales in the Asia-Pacific Rim and the Middle East combined. The United Kingdom market contributed 33% of the Company's revenue in the six months ended June 30, 2003, compared to 18% in the same period in 2002. Our next largest market is the European continent, which generated approximately 18% of the Company's revenue in the six months ended June 30, 2003, compared to 13% in the same period in 2002.

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

     GROSS PROFIT. Gross profit for the three months ended June 30, 2003 and 2002, was $841,000 and $1.4 million, respectively, or 17% and 18% of sales in each of the respective quarters. Excluding the $0.3 million inventory and related charges recorded in the second quarter, product gross profit margins for the quarter ended June 30, 2003 would have been 23%. The higher gross margin was attributable principally to a higher percentage of total revenue in the second quarter from the sale of unlicensed equipment and out-of-warranty repairs, which provide higher gross margins compared to newly developed product sales that have not yet reached the volume required for higher margins. The inventory and related charge in the second quarter of 2003 consists of $1.2 million for our Point-to-Multipoint, and $0.9 million for our legacy Tel-link Point-to-Point and Air-link Spread Spectrum products, offset by a write-back of $1.8 million of accounts payable and purchase commitment liabilities arising from vendor settlements. The charges related to our Point-to-Multipoint, Tel-link and Air-link products were taken in view of the less favorable market conditions for these products. For the six months ended June 30, 2003 and 2002, gross profit was $1.4 million (excluding inventory and related charges of $3.6 million) and $2.2 million, or 15% and 14% of sales, respectively. The higher gross margin was attributable principally to a higher percentage of total revenue during the six month period coming from the sale of unlicensed equipment and out-of-warranty repairs, which provide higher gross margins compared to newly developed product sales that have not yet reached the volume required for higher margins. Including the inventory and related charges of $3.6 million, gross loss for the six months ended June 30, 2003 is (23%).

     RESEARCH AND DEVELOPMENT. For the three months ended June 30, 2003 and 2002, research and development (R&D) expenses were approximately $1.7 million and $3.7 million, respectively. For the six months ended June 30, 2003 and 2002, R&D expenses were approximately $3.6 million and $7.8 million, respectively. The decrease in R&D expense was due to the restructuring of the Point-to-Multipoint operations, reduced depreciation charges, reduced staffing levels and substantial completion of product development efforts related to our Point-to-Point Encore and AirPro Gold Spread Spectrum radios. As a percentage of sales, research and development expenses were at 34% for the three months ended June 30, 2003, compared to 46% for the three months ended June 30, 2002. The percentage decrease is due to significant expense reduction efforts as mentioned above.

     SELLING AND MARKETING. For the three months ended June 30, 2003 and 2002, sales and marketing expenses were approximately $0.8 million and $1.7 million, respectively. For the six months ended June 30, 2003 and 2002, sales and marketing expenses were approximately $1.8 million and $3.5 million, respectively. The decrease in sales and marketing spending is due to lower commission payments in light of decreased sales in the Asia-Pacific Rim areas, headcount reductions and reduced traveling expenses. As a percentage of sales, selling and marketing expenses was 17% for the three months ended June 30, 2003, compared to 21% for the three months ended June 30, 2002. The percentage decrease was caused by significant savings in sales and marketing expenses, as described above.

     GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2003 and 2002, general and administrative expenses were approximately $1.6 million and $3.2 million, respectively. For the six months ended June 30, 2003 and 2002, general and administrative expenses were approximately $3.2 million and $6.2 million, respectively. The decrease in general and administrative expense in the second quarter of 2003 is attributable to a realization of savings from cost reduction programs that continued from 2002 to 2003, including headcount reductions, lowering of salaries, reduced consulting and legal expenses, and facilities consolidation. As a percentage of sales, general and administrative expenses were 31% for the three months ended June 30, 2003, compared to 39% for the three months ended June 30, 2002. The percentage decrease is due to our success in significantly reducing our expenses throughout the year.

     ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES. In the first and second quarter of 2003, the Company determined that there was a need to reevaluate the carrying value of its property and equipment, which are held for sale, relating to its Point-to-Multipoint product line. The evaluation was performed in light of the continuing slowdown in the global telecommunications market for this product line. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003, and $0.6 million provision in the first quarter of 2003.

     In connection with the workforce reduction in May 2003, the Company recorded a $0.2 million charge in the second quarter of 2003 relating to a severance package given to certain of its executive officers.

     LOSS ON DISCONTINUED BUSINESS. In the first quarter of 2003, we decided to exit our services business, PCNS. Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and we recorded losses from its operations and from the disposal of the services business unit relating to writing down of assets to net realizable value. On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB to sell certain assets of PCNS. The Company is a guarantor of PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB has agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease require JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remains liable under the terms of the guaranty for the deficiency, and the total obligation under the terms of the master lease is approximately $1.5 million, and these were accrued in the second quarter of 2003 as loss on disposal of discontinued operations.

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

     INTEREST EXPENSE. For the three months ended June 30, 2003 and 2002, interest expense was $0.6 million and $0.7 million, respectively. Interest expense for the second quarter of 2003 comprised primarily of interest on the principal amount of our Convertible Notes, interest on our bank line of credit, interest on capital leases and amortization of discount on the promissory notes. The higher expense levels in the second quarter of 2002 were due to the recording of $198,000 of notes conversion expense in connection with SFAS 84, "Induced Conversion of Convertible Debt". For the six months ended June 30, 2003 and 2002, interest expense was $1.1 million and $1.0 million, respectively. The higher expense in 2003 was due to the higher interest rate on the Convertible Notes, which was raised to 7% per annum on November 1, 2002, compared to 4.25% per annum previously, and amortization of discount on the Convertible Notes.

     GAIN ON DEBT RESTRUCTURING AND OTHER INCOME, NET. For the three-month period ended June 30, 2003, gain on debt restructuring and other income, net, totaled $2.4 million compared to $1.0 million for the comparable three-month period in 2002. For the six-month period ended June 30, 2003, other income, net, totaled $2.5 million compared to $1.5 million for the corresponding period in 2002. The higher amount in 2003 was due to $1.5 million of gain on redemption of Convertible Notes, and $0.8 million of gain from the sale of property and equipment.

     PROVISION (BENEFIT) FOR INCOME TAXES. We have not recorded the tax benefit of our net operation losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2003, we used approximately $1.6 million of cash in operating activities, primarily due to our net loss of $16.4 million, offset by a $3.6 million non-cash loss related to inventory and related charges, $3.1 million of property and equipment impairment charges, and depreciation expense of $2.7 million. Significant contributions to cash flow resulted from a net reduction in inventories of $1.8 million, a net reduction in trade receivables of $1.5 million, and a net reduction in prepaid and other current assets of $0.6 million. These were partially offset by a pay down of accounts payable of $0.7 million.

During the six-month period ended June 30, 2002, we used approximately $10.8 million of cash in operating activities, primarily related to the net loss of $23.2 million, including a $5.5 million non-cash goodwill impairment charge, $1.8 million of inventory and related charges, and depreciation expense of $3.5 million, offset by a $1.4 million gain on the redemption of certain Convertible Notes. Other significant contributions to cash flow from operations for the six-month period ended June 30, 2002 were cash generated through inventory usage of $6.6 million, and a net increase of trade payables of $1.3 million. These were offset by a net decrease of other accrued liabilities of $8.4 million.

During the six-month period ended June 30, 2003, net cash flows used by investing activities were minimal. The Company generated $0.9 million from changes in the net assets of discontinued operations, offset by a $400,000 loan to SPEEDCOM and a $0.6 million increase in restricted cash. During the six-month period ended June 30, 2002, we generated approximately $8.3 million of cash from investing activities due to the decrease in restricted cash of $2.9 million and a contribution of $2.9 millon from changes in the net assets of discontinued operations, offset by $0.4 million related to an asset acquisition.

During the six-month period ended June 30, 2003, we generated $0.5 million in cash from financing activities, primarily from the issuance of the Bridge Notes, which generated net proceeds of approximately $1.7 million, after deducting expenses, and $0.3 million from the issuance of Common Stock, offset by a $1.2 million repayment of borrowings under the Credit Facility and a $0.3 million payment of our capital leases obligations. The Bridge Notes bear interest at 10% per annum, and mature one year from the date of issuance. The Bridge Notes are subordinated to outstanding borrowings under the Credit Facility but are senior to the Convertible Notes. The Company repurchased $2.3 million of the Convertible Notes with excess property and equipment, thereby reducing the Company's obligation under the Convertible Notes to $20.1 million. During the six-month period ended June 30, 2002, we generated $9.9 million cash flows from financing activities, primarily through $7.5 million net proceeds from the issuance of Common Stock, and $3.0 million cash advances from a bank based on our qualifying trade receivables, offset by payments for capital leases and the repurchase of the Convertible Notes.

 As of June 30, 2003, our principal sources of liquidity consisted of approximately $0.2 million of cash and cash equivalents, and remaining amounts available under the Credit Facility.

At June 30, 2003, we had negative working capital of approximately $33.5 million. The negative working capital resulted from our continuing operating losses, reclassification of the $20.1 million Convertible Notes to current due to default on interest payments, and a $5.5 million inventory write-down to net realizable value and accrual of other charges. On May 1, 2003, we were obligated to make a $784,000 interest payment on our Convertible Notes, and a $202,000 payment with respect to a promissory note restructured in November 2002. We did not make either of the required payments, and received waivers with respect to such payments through the date of the restructuring of the Convertible Notes, as discussed below. If the Company fails to (i) obtain additional debt or equity financing; (ii) generate sufficient revenues from new and existing products sales; (iii) obtain agreements from its creditors to reduce the amount owed and extend repayment terms; (iv) negotiate agreements to settle outstanding litigation; or (v) renew the Credit Facility when it expires in September 2003, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern.

Our Credit Facility provides for maximum borrowings of $5.0 million, consisting of $1.0 million based on domestic receivables, and $4.0 million based on export related inventories and receivables under the Export-Import ("EXIM") program. The Bank makes cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories under the EXIM program, subject to a limit of not more than 30% of eligible trade receivables. Advances under the Credit Facility bear interest at the Bank's prime rate plus 2.5% per annum. The Credit Facility expires on September 20, 2003. All amounts due under the Credit Facility are secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. We had issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of June 30, 2003, the loan amount payable to the Bank under the Credit Facility aggregated approximately $1.4 million.

We have an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. As of June 30, 2003, the overdraft amount drawn on this line was approximately $53,000.

In July 2003, the Company closed an additional Bridge Notes financing, resulting in gross proceeds to the Company of approximately $0.9 million. In connection with the Bridge Notes financing, the Company loaned to SPEEDCOM $500,000 in the form of a two-year 10% note, which is convertible into Common Stock of SPEEDCOM.

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of the Series B Convertible Preferred Stock converts into Common Stock of the Company at $0.20 per share. The holders of
Series B  Convertible  Preferred  Stock  have  agreed to  convert  the  Series B
Preferred Stock into Common Stock upon receipt of stockholder approval increasing the number of authorized shares of Common Stock to allow for conversion, and upon completion of a Qualified Financing.

Given (i) our deteriorating cash position; (ii) the impending expiration of our Credit Facility; (iii) the aging of our accounts payable; (iv) the size and working capital needs of our business; and (v) our recent history of losses, the Company's ability to continue as a going concern is doubtful in the absence of additional funding in the short term. Additional financing may not be available to us on acceptable terms, or at all, when required by us. Without sufficient capital to fund our operations, we will be unable to continue as a going concern despite making significant reductions in our operating expense levels over the past 12 months. In addition to receiving new funds, we need to significantly increase sales, reduce our short-term liabilities by inducing creditors to agree to accept reduced payments, forbear on the amount owing, or to offer extended payment terms. If we are not able to increase sales to a sufficient level, or to reach such agreements with any or enough of our creditors, we will not be able to continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements for the year ended December 31, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern. If additional funds are raised through issuance of equity securities, further dilution to the existing stockholders will result.

The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                                        Less than one     One to three      Three to five   After five
                                        year              years             years           years          Total
                                        ----              ---------         -----           -----          -----
Obligations (in $000):
Convertible Subordinated Notes          $20,090           $  --             $  --           $  --         $20,090
Convertible promissory note               2,002              --                --              --           2,002
Non-cancelable operating lease              783             3,816               736            --           5,335
obligations
Capital lease obligations                   241             1,983              --              --           2,224
Loan payable to banks                     1,403              --                --              --           1,403
Purchase order commitments                1,238              --                --              --           1,238
                                        -------           -------           -------         -------       -------
Total                                   $25,757           $ 5,799           $   736         $  --         $32,292
                                        -------           -------           -------         -------       -------

We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January

31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period commencing July 1, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At June 30, 2003, the Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications. On August 5, 2003, the Company issued shares of Series B Preferred Stock, which have certain terms that, while improbable, may require their mandatory redemption for cash. The Company believes that accounting for these securities as a mezzanine security, outside of equity, under Staff Accounting Bulletin No. 64 (SAB 64) is appropriate.

CERTAIN FACTORS AFFECTING THE COMPANY

CONTINUING WEAKNESS IN THE TELECOMMUNICATIONS EQUIPMENT AND SERVICES SECTOR HAS ADVERSELY AFFECTED THE OPERATING RESULTS, FUTURE GROWTH AND STABILITY OF OUR BUSINESS.

A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Our customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, and in general are not building out any significant additional infrastructure at this time. In the U.S., most
Competitive Local Exchange Carriers (CLECs) have declared bankruptcy and, internationally, 3G network rollout and commercialization continue to experience delays. In addition, our accounts receivable, inventory turnover, and operating stability can be jeopardized if our customers experience financial distress. We do not believe that our products sales levels can recover while an industry-wide slowdown in demand persists.

Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown for us in 1998 and 2001, and continuing through 2003. The soft economy and slowdown in capital spending encountered in the United States, the United Kingdom, continental Europe, parts of the Asia continent, and other geographical markets have had a significant depressing effect on the sales levels of telecommunication products such as ours. These factors may continue to adversely affect our business, financial condition and results of operations. We cannot sustain ourselves at the currently depressed sales levels, unless we are able to obtain additional debt or equity financing.

OUR BUSINESS AND FINANCIAL POSITIONS HAVE DETERIORATED SIGNIFICANTLY.

Our business and financial positions have deteriorated significantly. Our core business product sales were reduced sharply beginning with the second half of 2001. From inception to June 30, 2003, our aggregate net loss is approximately $365.2 million. Our cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders' equity were all substantially below levels of one year ago. We have negative working capital of $33.3 million as of June 30, 2003. Our short-term liquidity deficiency could disrupt our supply chain, and result in our inability to manufacture and deliver our products, which would adversely affect our results of operations.

Our independent accountant's opinion on our 2002 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue long term as a going concern, we will have to increase our sales, and possibly induce other creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We may not accomplish these tasks.

WE MAY ENTER INTO SUBSEQUENT AGREEMENTS TO MERGE OR CONSOLIDATE WITH OTHER COMPANIES, AND WE MAY INCUR SIGNIFICANT COSTS IN THE PROCESS, WHETHER OR NOT THE TRANSACTIONS ARE COMPLETED.

We signed an Agreement and Plan of Merger with Telaxis Communications Corporation, dated September 9, 2002. The Agreement was terminated by mutual agreement on January 7, 2003. On January 27, 2003, we signed a letter of intent to acquire privately held Procera Networks Inc., of Sunnyvale, California, in a stock-for-stock transaction. The acquisition effort was terminated in April 2003. We also entered into a definitive agreement to acquire the operating assets and certain liabilities of SPEEDCOM on June 16, 2003. We may enter into other acquisition agreements in furtherance of our strategy to consolidate with other companies in the fixed wireless market. We may not be able to close any acquisitions on the timetable we anticipate, if at all, including the SPEEDCOM Wireless Corporation transaction. We have and may further incur significant non-recoverable expenses in these efforts.

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

THE CONVERSION OR EXERCISE OF OUR OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON OUR EXISTING STOCKHOLDERS.

In August 2003, our remaining Convertible Notes converted into 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock and outstanding Common Stock warrants are convertible into approximately 110 million shares of our Common Stock. The conversion or exercise of our outstanding convertible securities, including the Series B Preferred Stock and warrants, into shares of our Common Stock (which requires stockholder approval of an increase in the number of authorized Common Stock) will result in substantial dilution to our existing stockholders. In connection with the purchase of substantially all the assets of SPEEDCOM, the Company intends to issue approximately 67.5 million additional shares of Common Stock. Additional equity securities are expected to be issued in connection with a Qualified Financing. These issuances will result in additional substantial dilution to our existing stockholders.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH AND HARM OUR BUSINESS OPERATIONS, AND WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event the Company is unable to raise additional debt or equity financing in the short-term, we will not be able to continue as a going concern. Even if we resolve our short-term going concern difficulties, our future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The continued existence of a substantial amount of debt could also severely limit our ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, significant dilution to our stockholders could result.

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

For the six-month period ended June 30, 2003, sales to four customers accounted for 53% of total sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the global economy. Our customer concentration also results in concentration of credit risk. As of June 30, 2003, four customers accounted for 63% of our total accounts receivable balances. Many of our significant recurring customers are located outside the U.S., primarily in the Asia-Pacific Rim areas, United Kingdom and continental Europe. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

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

WE FACE SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

We are experiencing intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services and some offer broader telecommunications  product  lines.  These  companies  include  Alcatel  Network
Systems, Alvarion, Stratex Networks, Ceragon, Ericsson Limited, Harris Corporation-Farinon Division, NEC, NERA, Nokia Telecommunications, SIAE, Siemens, and Proxim. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we do. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products. Nokia and Ericsson have developed competitive radio systems, and there is new technology featuring free space optical systems now in the marketplace.

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

OUR OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY DETERIORIATING GROSS MARGINS.

The intense competition for many of our products has resulted in a reduction in our average selling prices. These reductions have not been offset by a corresponding decrease in the cost of goods sold, resulting in deteriorating gross margins in some of our product lines. These deteriorating gross margins may continue in the short term. Reasons for the decline include the maturation of the systems, the effect of volume price discounts in existing and future contracts and the intensification of competition.

If we cannot develop new products in a timely manner or fail to achieve increased sales of new products at a higher average selling price, then we may be unable to offset declining average selling prices in many of our product lines. If we are unable to offset declining average selling prices, or achieve corresponding decreases in manufacturing operating expenses, our gross margins in many of our product lines will continue to decline.

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY A CONTINUED DECLINE IN CAPITAL SPENDING IN THE TELECOMMUNICATIONS MARKET.

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example in the U.S., most CLECs are experiencing financial distress. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. In periods of weak capital spending on the part of traditional customers, we are at risk for curtailment or cancellation of purchase orders, which can lead to adverse operating results. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as occurred in 2000 and 2001, and continued to incur in the first quarter of 2003.

Global economic conditions have had a depressing effect on sales levels in the past two and one-half years. The soft economy and reported slowdown in capital spending in 2001 and 2002 in the U.S. and European telecommunications markets have had a significant depressing effect on the sales levels in both years. In fiscal 2002, our sales in the U.S. and Europe markets totaled $12.2 million, compared to $79.4 million in 2001. This trend has continued in 2003.

FAILURE TO MAINTAIN ADEQUATE LEVELS OF INVENTORY COULD RESULT IN A REDUCTION OR DELAY IN SALES AND HARM OUR RESULTS OF OPERATIONS.

Our customers have increasingly been demanding short turnaround on orders rather than submitting purchase orders far in advance of expected shipment dates. This practice requires that we keep inventory on hand to meet market demands. Given the variability of customer need and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If we over-estimate or under-estimate inventory requirements to fulfill customer needs, or if purchase orders are terminated by customers, our results of operations could continue to be adversely affected. In particular, increases in inventory or cancellation of purchase orders could adversely affect operations if the inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs from 1999 to 2002, and a $5.5 million write-down in the first two quarters of 2003.

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

FAILURE TO MAINTAIN A VALID CERTIFICATE FOR ISO 9001:1994 AND UPGRADE THE CERTIFICATE TO ISO 9001:2000 MAY ADVERSELY AFFECT OUR SALES.

Many of our customers require their vendors to maintain a valid ISO Quality certificate before placing purchase orders. The Company has had a certificate since December 7, 1993. On December 15, 2003, ISO requires all holders of ISO 9001:1994 to upgrade to ISO 9001:2000. If we are unsuccessful in our efforts to upgrade to ISO 9001:2000, our ability to secure purchase orders for our products may be adversely affected.

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

Some sectors of the telecommunications market will require the development and deployment of an extensive and expensive telecommunications infrastructure. In particular, the establishment of PCN/PCS networks requires significant capital expenditures. Communications providers may determine not to make the necessary investment in this infrastructure, or the creation of this infrastructure may not occur in a timely manner, as has been the case in 2001 through the second quarter of 2003. Moreover, one potential application of our technology, the use of our systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers, depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline operators. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. Absent that, consumer demand for wireless access will be negatively affected. If we allocate resources to any market segment that does not grow, we may be unable to reallocate capital and other resources to other market segments in a timely manner, ultimately curtailing or eliminating our ability to enter the other segments.

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

As a result of our current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, and China, we face economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the U.S. Approximately 90% of our sales in the six-month period ended June 30, 2003 were made to customers located outside of the U.S. Historically, our international sales have been denominated in British pounds sterling, Euros or U.S. dollars. A decrease in the value of British pounds or Euros relative to U.S. dollars, if not hedged, will result in exchange loss for us if we have Euro or British pound sterling denominated sales. Conversely, an increase in the value of Euro and British pounds will result in increased margins for us on Euro or British pound sterling denominated sales as our functional currency is in U.S. dollars. For international sales that we would require to be U.S. dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon our financial condition.

We fund our Italian subsidiary's operating expenses, which are denominated in Euros. An increase in the value of Euro currency, if not hedged relative to the U.S. dollar, could result in more costly funding for our Italian operations, and as a result, higher cost of production to us as a whole. Conversely, a decrease in the value of Euro currency will result in cost savings for us.

Additional risks are inherent in our international business activities. These risks include:

     o    changes in regulatory requirements;

     o costs and risks of localizing systems (homologation) in foreign countries;

     o availability of suitable export financing, particularly in the case of large projects, which we must ship in short periods; our bank line of credit allows this financing up to $4 million, subject to numerous conditions;

     o timing and availability of export licenses, tariffs and other trade barriers;

     o difficulties in staffing and managing foreign operations, branches and subsidiaries;

     o    difficulties in managing distributors;

     o    terrorist activities;

     o recurrence of worldwide health epidemic similar to SARs, which significantly affected our ability to travel and do business in the Far East;

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

GOVERNMENTAL REGULATIONS AFFECTING MARKETS IN WHICH WE COMPETE COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Radio communications are extensively regulated by the U.S. and foreign governments as well as by international treaties. Our systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment.

Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks. Each country's regulatory process differs. To operate in a jurisdiction, we must obtain regulatory approval for our systems and comply with differing regulations.

Regulatory bodies worldwide continue to adopt new standards for wireless communications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers and us. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Those regulations or changes in interpretation could require us to modify our products and services and incur substantial costs in order to comply with the regulations and changes.

In addition, we are also affected by domestic and international authorities' regulation of the allocation and auction of the radio frequency spectrum. Equipment to support new systems and services can be marketed only if permitted by governmental regulations and if suitable frequency allocations are auctioned to service providers. Establishing new regulations and obtaining frequency allocation at auction is a complex and lengthy process. If PCS operators and others are delayed in deploying new systems and services, we could experience delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on our results. In addition, delays in the radio frequency spectrum auction process in the U.S. could delay our ability to develop and market equipment to support new services.

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

As of June 30, 2003, we had approximately 40,118,000 shares of Common Stock outstanding. The closing market price of our shares was $0.09 per share on that date. As of June 30, 2003, there were 2,661,317 options outstanding that are vested. Based upon option exercise prices related to vested options on June 30, 2003, there would be insignificant dilution or capital raised for unexercised in-the-money options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and U.S. dollars. The functional currencies of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at June 30, 2003, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

The estimated fair value of our fixed rate convertible subordinated notes is approximately 30% of par, or $6.6 million at June 30, 2003. The estimates of fair value will vary over time depending on our financial condition and expected future cash flows.

INTEREST RATE RISK

Our outstanding notes bear interest at fixed rates. Although fluctuating interest rate changes over a short period would not affect our results of operations relating to the debt, we may need to reschedule issued debt in the future at high interest rates, or at rate structures that expose us to interest rate risk, as had happened on November 1, 2002, when $22.4 million of our outstanding 4.25% Convertible Notes were exchanged for three-year Convertible Notes bearing interest at an annual rate of 7%. We further have an outstanding $202,000 promissory note, which now bears interest at 9% per annum, instead of its original 7% per annum, as the note has remained unpaid on its maturity date of May 1, 2003. In addition, we have $1.8 million of Bridge Notes that bear interest at 10% per annum, and the rate will increase to 13% per annum if they remain outstanding six months after the issuance date. Interest earned on our cash balances is not material.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the quarter ended June 30, 2003, the Company's management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of

1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 19, 2003, Mahmoud M. Gahrahmat, d/b/a/ Gahrahmat Properties, filed a Complaint for Breach of Commercial Lease Contract against the Company in the Superior Court of the State of California, County of Santa Clara. Gahrahmat Properties is the former landlord of a warehouse facility leased by the Company in San Jose, California. Gahrahmat Properties obtained judgments against the Company for approximately $238,000, arising out of the Company's failure to pay rent and default under the lease. On July 23, 2003, the Company entered into an agreement to dismiss the complaints, and to settle all amounts due and owing Gahrahmat in consideration for the payment to Gahrahmat of the amount of $91,771, which amount has been paid to Gahrahmat.

On February 26, 2003, GLP Intressenter AB filed a complaint against the P-Com United Kingdom, Inc., in the Birmingham County Court, United Kingdom, for the Company's default under the commercial lease between the two parties. GLP Intressenter AB holds a judgment against the Company, filed on March 7, 2003, in the amount of $34,757.10. The Company is currently negotiating a settlement of all amounts due GLP Intressenter AB.

On June 20, 2003, Agilent Financial Services, Inc. filed a complaint against the Company for Breach of Lease, Claim and Delivery and Account Stated, in Superior Court of the State of California, County of Santa Clara. The amount claimed in the complaint is approximately $2.5 million, and represents accelerated amounts due under the terms of capitalized equipment leases of the Company. On June 27, 2003, the parties filed a Stipulation for Entry of Judgment and Proposed Order of Dismissal of Action With Prejudice. Under the terms of the Stipulation, the Company paid Agilent $50,000 on July 15, 2003, and is obligated to pay it $100,000 on September 1, 2003, and $50,000 per month for fourteen months, from October 1, 2003, up to and including November 1, 2004, and $1,725,000 on December 1, 2004. As a result of the Stipulation, judgment under the Complaint will not be entered unless and until the Company defaults under the terms of the Stipulation. In the event the Company satisfies each of its payment obligations under the terms of the Stipulation, the Complaint will be dismissed, with prejudice.

On June 17, 2003, NVA Development Corporation filed a Motion for Judgment against the Company for payment in the amount of $80,427.17, arising out of the Company's guaranty, of P-Com Network Service, Inc.'s performance, under a Lease Termination Agreement between NVA Development Corporation and PCNS. PCNS breached the terms of payment under the Lease Termination Agreement. The Company is currently negotiating a settlement of amounts owed NVA Development Corporation.

On  April  4,  2003,   Christine   Schubert,   Chapter  7  Trustee  for  Winstar
Communications, Inc. et al, filed a Motion to Avoid and Recover Transfers Pursuant to 11 U.S.C. ss.ss.547 and 550, in the United States Bankruptcy Court for the District of Delaware and served the Summons and Notice on July 22, 2003. The amount of the alleged preferential transfers to the Company is approximately $13.7 million.

 We have reviewed the Motion and believe that the payments made by Winstar Communications, Inc. are not voidable preference payments under the United States Bankruptcy Code.

Other than the amounts claimed by Christine Schubert, Chapter 7 Trustee for Winstar Communications, Inc., the amount of ultimate liability with respect to each of the currently pending actions are less than 10% of our current assets. In the event we are unable to satisfactorily resolve these and other proceedings that arise from time to time, our financial position and results of operations may be materially affected.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

In May 2003, the Company issued a $300,000 convertible promissory note to an investor group (the "Bridge Notes"). In connection with the Bridge Note offering, the Company issued to the investor group, Series A Warrants, with a three-year term, to purchase 500,000 shares of Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 700,000 shares of the Company's Common Stock, at $0.20 per share. The exercise price of the Series A and Series B Warrants could be reduced to $0.001 per share of Common Stock should the Company fail to obtain stockholder approval for a proposed amendment to the Company's Bylaws to permit the issuance of convertible securities with certain conversion, exercise or exchange price adjustment provisions within

210 days following the date of issuance of the Bridge Notes, or October 22, 2003.

The Bridge Notes were issued in reliance on the exemption from registration provided by Securities Act Section 4(2), and Rule 506 of Regulation D, because the transaction was a non-public offering to accredited investors.

On April 21, 2003, the Company issued 1,500,000 and 3,000,000 shares of Common Stock to Liviakis and CMCP. The Common Stock issued to CMCP was issued in consideration for certain investment banking and other services provided to the Company by CMCP, and the Common Stock issued to Liviakis was issued in consideration for certain financial, public and investor relations services provided the Company by Liviakis. The shares were issued to both Liviakis and CMCP in private transactions, in reliance on an exemption from registration under Securities Act Section 4(2), and Rule 506 of Regulation D, because it was a non-public offering to accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

At June 30, 2003, the Company had $0.8 million of interest payable on the Convertible Notes and $0.2 million on a promissory note, each due on May 1, 2003. The Company failed to pay interest under the terms of the Convertible Notes and the $0.2 million note, but obtained waivers with respect to such non-payments by the holders of the Convertible Notes and the $0.2 promissory note. On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 due under the terms of the Convertible Notes was converted into 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          2.1 Asset Purchase Agreement dated as of June 16, 2003, by and between P-Com, Inc. and SPEEDCOM Wireless Corporation

          3.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of P-Com, Inc., as filed with the Delaware Secretary of State on July 29, 2003

          10.1 Securities Purchase Agreement, dated May 28, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

          10.2 Registration Rights Agreement, dated May 28, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

          10.3 Security Agreement, dated May 28, 2003, by P-Com, Inc. and North Sound Legacy Institutional Fund LLC, as collateral agent for North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

          31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On June 17, 2003, we filed a Form 8-K current report announcing the Company's signing of a definitive agreement to acquire the business of SPEEDCOM Wireless Corporation on June 16, 2003. Additionally, the Company announced undertaking a recapitalization to reduce the Company's debt levels.

          On May 15, 2003, we filed a Form 8-K current report with regard to an event of the same date, announcing the Company's revised financial results for the first quarter 2003.

          On April 7, 2003, we filed a Form 8-K current report with regard to an event of April 4, 2003, announcing the appointment of a new General Counsel, interim Chief Financial Officer, and the resignation of its prior Chief Financial Officer. Additionally, the Company announced the abandonment of its intent to acquire Procera Networks.

          On April 1, 2003, we filed a Form 8-K announcing the issuance and sale by the Company of convertible secured promissory notes in the aggregate principal amount of $1,500,000 and four series of warrants to purchase an aggregate of up to 6,000,000 shares of the Company's Common Stock. The Company also announced that it had entered into a Note Purchase Agreement with Speedcom Wireless Corporation, dated March 26, 2003, for the purchase by the Company of a convertible promissory note issued by Speedcom Wireless Corporation in the principal amount of $400,000.

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

Date:    August 14, 2003

         By:  /s/ Daniel W. Rumsey
              ------------------------------
         Daniel W. Rumsey
         Interim Chief Financial Officer
         (Principal Financial Officer)

Date:    August 14, 2003

                                  EXHIBIT INDEX

        2.1(1) Asset Purchase Agreement dated as of June 16, 2003, by and between P-Com, Inc. and SPEEDCOM Wireless Corporation

          3.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of P-Com, Inc., as filed with the Delaware Secretary of State on July 29, 2003

          10.1 Securities Purchase Agreement, dated May 28, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

          10.2 Registration Rights Agreement, dated May 28, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

          10.3 Security Agreement, dated May 28, 2003, by P-Com, Inc. and North Sound Legacy Institutional Fund LLC, as collateral agent for North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

          31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification  of Chief Executive  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Certification  of Chief Financial  Officer  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

               (1)  Incorporated  by  reference  to  the  identically   numbered
                    exhibit to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on June 17, 2003.