Form 10-K/A
period 2002-12-31
P COM INC
filed 2003-11-12
CIK 935493

 ===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,916,587 (based upon the price the Registrant's Common Stock was sold in June 30, 2003). Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Effective March 10, 2003, the Registrant's Common Stock were delisted from the Nasdaq SmallCap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

On November 3, 2003, approximately 43,517,644 shares of the registrant's Common Stock, $0.0001 par value, were outstanding.

                                     PART II

Item 9A.      CONTROLS AND PROCEDURES.

         As of the end of the period ended December 31, 2002 the Company's management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a)  Exhibits

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

P-Com, Inc.

By:  /s/ Sam Smookler
---------------------------------
Sam Smookler
President and Chief Executive Officer


By:  /s/ Daniel W. Rumsey
---------------------------------
Daniel W. Rumsey
Acting Chief Executive Officer

Date: November 3, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                                          Title                             Date

                                                           President, Chief Executive
                                                               Officer and Director
/S/ Sam Smookler                                        (Principal Executive Officer)                  November 3, 2003
--------------------------------------------------
Sam Smookler

                                                                Vice President and
                                                           Acting Chief Financial Officer
                                                     (Principal Financial Officer and Principal
/s/ Daniel W. Rumsey                                            Accounting Officer)                    November 3, 2003
--------------------------------------------------
Daniel W. Rumsey


/s/ George P. Roberts                                    Chairman of the Board of Directors            November 3, 2003
--------------------------------------------------
George P. Roberts


/s/ Brian T. Josling                                          Director of the Company                  November 3, 2003
--------------------------------------------------
Brian T. Josling


/s/ John A. Hawkins                                           Director of the Company                  November 3, 2003
--------------------------------------------------
John A. Hawkins

/s/ Frederick R. Fromm                                        Director of the Company                  November 3, 2003
--------------------------------------------------
Frederick R. Fromm
