Form 10-Q
period 2003-09-30
P COM INC
filed 2003-11-14
CIK 935493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003.

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

YES [ ] NO [X]

     As of November 3, 2003 there were 43,517,644 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share. Effective March 10, 2003, the Registrant's Common Stock was delisted from the NASDAQ Small Cap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

     This quarterly report on Form 10-Q consists of 39 pages of which this is page 1. The Exhibit Index appears on page 38.

                                   P-COM, INC.
                                TABLE OF CONTENTS


                                                                           Page
PART I.    FINANCIAL INFORMATION                                          Number
           ---------------------                                          ------

   Item 1  Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2003
           and December 31, 2002  .........................................   3

           Condensed Consolidated Statements of Operations for the three and
           nine months ended September 30, 2003 and 2002  .................   4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2003 and 2002  ......................   5

           Notes to Condensed Consolidated Financial Statements  ..........   7

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations  ...........................  19

   Item 3  Quantitative and Qualitative Disclosure about Market Risk ......  33

   Item 4  Controls and Procedures.........................................  33

PART II.   OTHER INFORMATION
           -----------------

   Item 1  Legal Proceedings  .............................................  34

   Item 2  Changes in Securities  .........................................  34

   Item 3  Defaults Upon Senior Securities  ...............................  35

   Item 6  Exhibits and Reports on Form 8-K  ..............................  35

Signatures ................................................................  37

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.
                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                SEPTEMBER 30,     DECEMBER 31,
                                                     2003             2002
                                                -------------    -------------
ASSETS                                                              (Restated)
Current assets:
Cash and cash equivalents                       $       1,105    $         861
Restricted cash                                            25              415
Accounts receivable, net                                4,918            4,797
Inventory                                               4,929           12,433
Prepaid expenses and other assets                       2,463            3,402
Assets of discontinued operation                           48            2,923
                                                -------------    -------------
Total current assets                                   13,488           24,831
Property and equipment, net                             4,135           10,511
Loan to Speedcom                                        1,100             --
Other assets                                              279              381
                                                -------------    -------------
Total assets                                    $      19,002    $      35,723
                                                =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable                                $       4,441    $       8,144
Other accrued liabilities                               8,417            6,774
Deferred contract obligations                           8,000            8,000
Loan payable to bank                                    2,220            2,604
Convertible promissory notes                            2,237             --
Liabilities of discontinued operation                     349            1,085
                                                -------------    -------------
Total current liabilities                              25,664           26,607
Convertible subordinated notes                           --             22,390
Other long-term liabilities                             1,804            2,076
                                                -------------    -------------
Total liabilities                                      27,468           51,073
                                                -------------    -------------

Series B Preferred Stock                               11,626             --
                                                -------------    -------------

Stockholders' equity (deficiency):
Common Stock                                               16               16
Additional paid-in capital                            335,550          333,740
Accumulated deficit                                  (355,765)        (348,766)
Accumulated other comprehensive income (loss)             181             (340)
Common stock held in treasury at cost                     (74)            --
                                                -------------    -------------
Total stockholders' equity (deficiency)               (20,092)         (15,350)
                                                -------------    -------------
Total liabilities and stockholders' equity      $      19,002    $      35,723
                                                =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                        THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                             2003             2002             2003             2002
                                                         -------------    -------------    -------------    -------------
                                                                              (Restated)                         (Restated)
    Sales                                                $       5,569    $       6,350    $      15,151    $      22,292
    Cost of sales                                                4,431            5,545           16,181           19,263
                                                         -------------    -------------    -------------    -------------
      Gross profit (loss)                                        1,138              805           (1,030)           3,029
                                                         -------------    -------------    -------------    -------------

   Operating expenses:
     Research and development/engineering                        1,180            2,439            4,805           10,266
     Selling and marketing                                         883            1,691            2,645            5,190
     General and administrative                                  1,154            2,475            4,303            8,665
     Asset impairment and restructuring charges                    350             --              3,712             --
                                                         -------------    -------------    -------------    -------------
       Total operating expenses                                  3,567            6,605           15,465           24,121
                                                         -------------    -------------    -------------    -------------

Operating loss                                                  (2,429)          (5,800)         (16,495)         (21,092)

Interest expense                                                  (501)            (963)          (1,625)          (1,966)
Gain on debt extinguishment                                      8,762             --             10,262            1,393
Other income (expense), net                                      2,201           (1,331)           3,117           (1,197)
                                                         -------------    -------------    -------------    -------------
Profit (Loss) from continuing operations before
   profit (loss) from discontinued operations                    8,033           (8,094)          (4,741)         (22,862)
Profit (Loss) from discontinued operations                       1,367             (909)          (2,258)          (3,860)
                                                         -------------    -------------    -------------    -------------
                                                                 9,400           (9,003)          (6,999)         (26,722)
Cumulative effect of change in accounting principle               --               --               --             (5,500)
Net profit (loss)                                        $       9,400    $      (9,003)   $      (6,999)   $     (32,222)
                                                         =============    =============    =============    =============

Basic profit (loss) per share:
   Profit (Loss) from continuing operations              $        0.19    $       (0.26)   $       (0.12)   $       (0.97)
   Profit (Loss) from discontinued operations                     0.03            (0.03)           (0.06)           (0.17)
   Cumulative effect of change in accounting principle            --               --               --              (0.24)
                                                         -------------    -------------    -------------    -------------

Basic net loss per share applicable to
   Common Stockholders                                   $        0.22    $       (0.29)   $       (0.18)   $       (1.38)
                                                         =============    =============    =============    =============

Shares used in Basic per share computation                      42,384           31,104           39,884           23,323
                                                         =============    =============    =============    =============

Diluted loss per share:
   Profit (Loss) from continuing operations              $        0.05    $       (0.26)   $       (0.12)   $       (0.97)
   Profit (Loss) from discontinued operations                     0.01            (0.03)           (0.06)           (0.17)
   Cumulative effect of change in accounting principle            --               --               --              (0.24)
                                                         -------------    -------------    -------------    -------------

Diluted net loss per share applicable to
   Common Stockholders                                   $        0.06    $       (0.29)   $       (0.18)   $       (1.38)
                                                         =============    =============    =============    =============

Shares used in Diluted per share computation                   149,746           31,104           39,884           23,323
                                                         =============    =============    =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                  2003           2002
                                                            -------------    -------------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $      (6,999)   $     (32,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Loss from discontinued operations                                2,258            3,860
   Depreciation                                                     3,382            5,049
   (Gain) Loss on disposal of property and equipment                 (627)             153
   Cumulative effect of change in accounting principle               --              5,500
   Inventory valuation and related charges                          3,734            2,505
   Asset impairment and other restructuring charges                 3,108             --
   Amortization of discount on promissory notes                       270             --
   Amortization of warrants                                          --                480
   Stock compensation expense                                         771             --
   Gain on redemption of convertible notes                        (10,262)          (1,393)
   Notes conversion expenses                                         --                771
   Gain on vendor settlements                                      (2,060)            --
   Write-off of notes receivable                                      100              159
Changes in operating assets and liabilities:
   Accounts receivable                                                279             (745)
   Inventory                                                        4,113            8,246
   Prepaid expenses and other assets                                2,185            3,116
   Accounts payable                                                (2,104)           1,266
   Other accrued liabilities                                        1,613          (11,330)
                                                            -------------    -------------
      Net cash used in operating activities                          (239)         (14,585)
                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan to Speedcom                                                (1,100)            --
   Acquisition of property and equipment                             (142)            (498)
   (Increase) Decrease in restricted cash                             390            2,911
   Net asset of discontinued operation                               (907)           2,964
                                                            -------------    -------------
      Net cash provided by (used in) investing activities          (1,759)           5,377
                                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                            307            7,320
   Proceeds (payments) on bank loan                                  (688)           1,612
   Proceeds from convertible promissory note                        2,639             --
   Payments under capital lease obligations                           (43)            (368)
   Redemption of convertible notes                                   --               (384)
   Proceeds from employee stock purchase plan                        --                 35
                                                            -------------    -------------
      Net cash provided by financing activities                     2,215            8,215
                                                            -------------    -------------

Effect of exchange rate changes on cash                                27                2
                                                            -------------    -------------
Net increase (decrease) in cash and cash equivalents                  244             (991)

Cash and cash equivalents at beginning of the period                  861            2,525
                                                            -------------    -------------
Cash and cash equivalents at end of the period              $       1,105    $       1,534
                                                            =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                            (In thousands, unaudited)


                                                       NINE MONTHS ENDED JUNE 30,
                                                          2003            2002
                                                     -------------   -------------
Supplemental cash flow disclosures :                                   (Restated)
------------------------------------

Cash paid for interest                               $         174   $         919
                                                     -------------   -------------

Non-cash transactions :

Redemption of 7% Convertible notes by
issuance of Series B Preferred Stock                 $      20,090   $        --
                                                     -------------   -------------

Redemption of convertible notes by issuance
of common stock                                      $        --     $       2,707
                                                     -------------   -------------

Redemption of convertible notes in exchange for
property and equipment                               $       2,300   $        --
                                                     -------------   -------------

Issuance of common stock for vendor
payments                                             $         360   $       1,273
                                                     -------------   -------------

Issuance of common stock for consulting services     $         450   $        --
                                                     -------------   -------------

Issuance of warrants for consulting services         $        --     $         480
                                                     -------------   -------------

Equipment purchased under capital leases             $        --     $         233
                                                     -------------   -------------

Treasury stock acquired in exchange for
property and equipment                               $          74      $     --
                                                     -------------   -------------

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 2003, and the results of their operations and their cash flows for the three and nine months ended September 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2002 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

DISCONTINUED OPERATIONS

As more fully discussed in Note 11, the financial statements for December 31, 2002 and September 30, 2002 have been restated to reflect the Company's services business unit as a discontinued operation.

CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Pursuant to the impairment recognition provisions of SFAS 142, the Company timely completed its evaluation of the effects of adopting SFAS 142. Accordingly, under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to the Company's Services segment during the first quarter of 2002. The pro forma effects of this change in accounting principle are not material to the accompanying financial statements.

LIQUIDITY AND MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the nine-month period ended September 30, 2003, the Company incurred a net loss of $7.0 million and used $0.2 million cash in its operating activities. As of September 30, 2003, the Company has deficit stockholders' equity of $20.1 million, and accumulated deficit of $355.8 million. At September 30, 2003, the Company had approximately $1.1 million in cash and cash equivalents, drawn principally from a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), and a working capital deficiency of approximately $12.2 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The negative conditions are partially mitigated by the results of the Company's restructuring efforts, and by certain financing activities, as discussed below. In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder for aggregate net proceeds of $307,000. Additionally, the Company closed a $1.5 million, $0.3 million and $0.9 million convertible note financing in March 2003, May 2003, and July 2003, respectively, resulting in aggregate net proceeds of $2.6 million (the "Bridge Notes").

On August 4, 2003, as a result of the restructuring of its Convertible Subordinated Notes due 2005 ("Convertible Notes"), the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $0.20, or approximately 105,690,000 shares of Common Stock assuming all shares of Series B Convertible Preferred Stock are converted.

On August 9, 2003, the Company received a cash advance of $0.9 million. The Company used part of the proceeds from the cash advance to satisfy agreements entered into with numerous trade and other creditors of the Company, who had agreed to accept a reduced amount relative to the Company's total indebtedness to such trade and other creditors, as part of the Company's restructuring plan. The cash advance was applied to the purchase of Series C Convertible Preferred Stock, in connection with the Series C Financing, as discussed below and in note 18 to the financial statements.

On September 25, 2003, the Company renewed its credit facility for an additional year, until September 25, 2004. The renewed credit facility allows for maximum borrowings of up to $4.0 million.

On October 3, 2003, the Company closed its Series C Convertible Preferred Stock financing, resulting in gross proceeds to the Company of approximately $11.0 million (the "Series C Financing"). Each share of Series C Convertible Preferred Stock has a stated value of $1,750 per share. The Series C Financing resulted in net proceeds to the Company of approximately $7.9 million, after deducting expenses related to the Series C Financing, the payment of certain claims, and the elimination of certain vendor liabilities of the Company.

Although the receipt of net proceeds from the Series C Financing and the debt and other restructuring efforts have significantly improved the Company's working capital position, its working capital deficit remains. Management intends to focus on increasing sales, settling outstanding claims, controlling general and operating expenses, and reducing the cost of goods sold, in order to return the Company to profitability. To further increase sales, and position the Company for future growth, additional financing may be required. No assurances can be given that additional financing will continue to be available to us on acceptable terms, or at all. If the Company is unsuccessful in its plans to (i) generate sufficient revenues from new and existing products sales; (ii) decrease its costs of goods sold, and achieve higher margins; (iii) obtain additional debt or equity financing; and (iv) negotiate agreements to settle outstanding litigation and claims, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund the Company's operations, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

     2.   NET PROFIT (LOSS) PER SHARE

For purposes of computing diluted net profit per share for the three months ended September 30, 2003, weighted average common share equivalents include stock options and warrants with an exercise price that exceeds the average fair market value of the Company's Common Stock, and Common Stock that would be issuable upon the conversion of the Series B Convertible Preferred Stock, as disclosed below:

                                                 Three months ended September 30, 2003
                                         --------------------------------------------------
                                                               Shares          Per-Share
                                            Profit         (in thousands)      Amount
                                         --------------    ---------------     ------------
Profit before discontinued operations    $       8,033
Profit from discontinued operations              1,367

BASIC EARNINGS PER SHARE
Net profit available to common           --------------
stockholders                                     9,400             42,384      $       0.22
                                                                               ============

EFFECT OF DILUTIVE SECURITIES
Series B Preferred Stock                                          105,690
Warants                                                             6,912

DILUTED EARNINGS PER SHARE
Net profit available to common
stockholders, plus assumed               --------------    ---------------
conversions                                      9,400            154,986      $      0.06
                                         ==============    ===============     ============


As of September 30, 2003, options to purchase 2,383,955 shares of Common Stock at an average exercise price of $11.29 were outstanding, and were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Common Stock.

The Company had also issued options to employees and consultants to purchase 33,440,000 shares of Common Stock at an average exercise price of $0.12 per share. The options are contingent on shareholder approval of an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized, and an amendment to the Company's 1995 Stock Option/Stock
Issuance Plan ("Plan") to increase the number of shares of Common Stock available for issuance under the Plan.

For purposes of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's Common Stock for the period because the effect would be anti-dilutive. Because losses were incurred in the three months ended September 30, 2002, and the nine-month period ended September 30, 2003 and 2002, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

     3.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. PCOM currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, the Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications. On August 4, 2003, the Company issued shares of Series B Convertible Preferred Stock, which have certain terms that, while improbable, may require their mandatory redemption for cash. The Company believes that accounting for these securities as a mezzanine security, outside of equity, under Staff Accounting Bulletin No. 64 ("SAB 64") is appropriate.

     4.   BORROWING ARRANGEMENTS

On September 25, 2003, the Company renewed its Credit Facility with the Bank for an additional year, until September 25, 2004. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of September 30, 2003, the loan amount payable to the Bank under the Credit Facility aggregated $2.2 million.

The Company has an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. The amount outstanding on this overdraft line at September 30, 2003 was approximately $36,000.

     5.   CONVERTIBLE PROMISSORY NOTES AND WARRANTS

The Bridge Notes and Warrants consisted of the following components at the date of issuance (in thousands, unaudited):


                                             SEPTEMBER 30
                                                 2003

        Convertible Bridge Notes               $ 2,700
        Amount allocated to warrrants, net
        of amortization                           (463)
                                             ----------
                                               $ 2,237
                                             ==========

On March 26, 2003, the Company closed the $1.5 million (face value) Bridge Notes and Warrants financing. On May 28, 2003 the Company received an additional $300,000 (face value) Bridge Notes and Warrants financing. On July 18, 2003, the Company completed another bridge financing transaction in which it issued $0.9 million of 10% convertible promissory notes with a maturity date of one year from the date of issuance. These convertible promissory notes were converted into Series C Convertible Preferred Stock, in connection with the Series C Financing, as discussed in note 18 to the financial statements.

The Bridge Notes are convertible into Common Stock of the Company contingent upon the completion of an equity-based financing in an amount equal to at least $3.0 million, and stockholder approval of an amendment to the Company's certificate of incorporation to increase the number of shares of Common Stock. The Bridge Notes bear interest at 10% per annum, and the rate will increase to 13% per annum if they remain outstanding six months after the issuance date. The $1.5 million Bridge Notes mature on March 25, 2004, the $0.3 million Bridge Notes mature on May 27, 2004, and the $0.9 million mature on July 18, 2004, and they are subordinated to amounts due to the Bank under the Credit Facility. In connection with the Series C Financing, as discussed in note 18 to the financial statements, the Bridge Notes converted into Series C Convertible Preferred Stock on October 3, 2003.

In connection with the issuance of the $1.5 million Bridge Notes, the Company issued detachable Series A Warrants, with a three-year term, to purchase a total of 2,500,000 shares of the Company's Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 3,500,000 shares of the Company's Common Stock, at $0.20 per share. In connection with the issuance of the $0.3 million Bridge Notes, the Company issued detachable Series A Warrants, with a three-year term, to purchase a total of 500,000 shares of the Company's Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 700,000 shares of the Company's Common Stock, at $0.20 per share. In connection with the issuance of the $0.9 million Bridge Notes, the Company issued detachable Series A Warrants, with a three-year term, to purchase a total of 668,000 shares of the Company's Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 932,000 shares of the Company's Common Stock, at $0.20 per share. The exercise price of the Series A and Series B Warrants could be reduced to $0.001 per share of Common Stock should the Company fail to obtain stockholder approval for a proposed amendment to the Company's Bylaws to permit the issuance of convertible securities with certain conversion, exercise or exchange price adjustment provisions. The Company and the investor group have agreed to extend the period of time that the Company has to obtain stockholder approval to December 31, 2003. The Company allocated the proceeds of compound instrument to the Bridge Notes and the Warrants based upon their relative fair values. The fair value of the warrants was estimated using the Black-Scholes model, with the following assumptions: expected volatility of 197%, weighted-average risk free interest rate of 2.12%, weighted average expected lives of 3 years, and a zero dividend yield. The value of the warrants has been disclosed in note 5 to the financial statements, and is being amortized over the maturity period of the Bridge Notes to interest expense. The face value of the Bridge Notes was considered their fair value for purposes of this allocation.

In addition, the conversion terms afforded the Bridge Notes resulted in a beneficial conversion feature, represented by the amount that the market value of the Common Stock on the commitment date exceeded the conversion rate. The beneficial conversion feature amount, which exceeds the current carrying value of the Bridge Notes, will be recorded when the contingencies referred to in this Note are resolved, if ever.

The carrying value of the Bridge Notes is being accreted to their respective face values through periodic charges to interest expense. Total amortization of the discounts amounted to $270,000 for the nine-month period ended September 30, 2003.


     6.   BALANCE SHEET COMPONENTS

     Inventory
     ---------

Inventory consists of the following (in thousands of dollars, unaudited):

                                      SEPTEMBER 30,       DECEMBER 31,
                                               2003              2002
                                                         (Restated)
Raw materials                        $        2,592      $      9,748
Work-in-process                                 990             1,580
Finished goods                                 1272               815
Inventory at customer sites                      75               290
                                     ---------------     -------------
                                     $        4,929      $     12,433
                                     ===============     =============


     Other Accrued Liabilities
     -------------------------

Other accrued liabilities consist of the following (in thousands, unaudited):

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2003             2002
                                                  -------------   -------------
                                                                    (Restated)

Purchase commitment                               $       1,238   $       2,195
Advance from investors                                    1,300              --
Accrued warranty (a)                                        892             936
Accrued employee compensation                             1,001             943
Value added tax payable                                     496             248
Customer advances                                           382             267
Lease obligations                                           665             435
Accrued rent                                                560              --
Deferred revenue                                            303             290
Senior subordinated secured promissory note (b)             202             202
Interest payable                                            129             276
Other                                                     1,249             982
                                                  -------------   -------------
                                                  $       8,417   $       6,774
                                                  =============   =============

     a)   A summary of product warranty reserve activity is as follows:

          Balance at January 1, 2003                  $   936
          Additions relating to products sold             300
          Payments                                       (344)
                                                      --------
          Balance at September 30, 2003               $   892
                                                      --------

     b) In lieu of the payment of interest due on certain of the Company's 4.25% Convertible Subordinated Notes due on November 1, 2002, the Company issued a promissory note in the amount of approximately $0.2 million. The promissory note bears interest at 7% per annum, and matured on May 1, 2003. After maturity, interest shall accrue at the rate of 9% per annum. The promissory note is secured by certain property and equipment of the Company. The note was subsequently repaid in October 2003.

     Deferred Contract Obligations
     -----------------------------

In connection with a Joint Development and License Agreement ("JDL"), the Company entered into an Original Equipment Manufacturer Agreement ("OEM") with a vendor. Under the OEM, the Company agreed to pay the vendor $8.0 million for the vendor's marketing efforts for Company products manufactured under the JDL. As of September 30, 2003 and 2002, this $8.0 million payment obligation remains outstanding because the vendor has not performed its marketing obligations. The Company has written to contest the vendor's claim for $8.0 million and has asserted additional claims against the vendor in the amount of $11,634,803, exclusive of interest.

     7.   INDEMNIFICATIONS

     Officer and Director Indemnifications
     -------------------------------------

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

     Other Indemnifications
     ----------------------

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

In April 2003, the Company issued 1,500,000 and 3,000,000 shares of Common Stock to Liviakis Financial Communications Inc. ("Liviakis"), and Cagan McAfee Capital Partners, LLC ("CMCP"). The Common Stock issued to CMCP was issued in consideration for certain investment banking and other services provided to the Company by CMCP, and the Common Stock issued to Liviakis was issued in consideration for certain financial, public and investor relations services provided to the Company by Liviakis. The Common Stock issued for these services was valued at the market prices on the dates issued. Aggregate compensation expense associated with these transactions during the nine months ended September 30, 2003 amounted to $450,000.

In June 2003, the Company acquired 920,000 shares of Common Stock in exchange for property and equipment valued at $74,000. These shares are held in treasury.

In August 2003, the Company issued 1,000,000 shares of Common Stock to a landlord and 2,400,000 shares of Common Stock to a vendor, each in consideration for the termination of certain obligations of the Company to the landlord and the vendor.

     9.   SERIES B CONVERTIBLE PREFERRED STOCK

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $0.20. Certain holders of Series B Convertible Preferred Stock have agreed to convert the Series B Convertible Preferred Stock into Common Stock upon receipt of stockholder approval to increase the number of authorized shares of the Company's Common Stock to allow for conversion. Assuming conversion of all shares of the Series B Convertible Preferred Stock, the Company will issue approximately 105,690,000 additional shares of Common Stock.

If declared, the holders of the Series B Convertible Preferred Stock shall be entitled to receive dividends payable out of funds legally available therefor. Holders of Series B Convertible Preferred Stock shall share pro rata in all dividends and other declared distributions. The basis of distribution shall be the number of shares of Common Stock that the holders would hold if all of the outstanding shares of Series B Convertible Preferred Stock had converted into Common Stock.

Any time after January 31, 2004 and subject to certain limitations, the Company may require the holders of Series B Convertible Preferred Stock to convert all outstanding shares of Series B Convertible Preferred Stock into shares of Common Stock, in accordance with the optional conversion formula, and all of the following conditions are met:

     o Closing bid price of the Common Stock for 10 consecutive trading days prior to delivery of the mandatory conversion Notice equals or exceeds $0.40;

     o Company shall have filed a registration statement covering all shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, declared effective by the SEC, and continuing effectiveness through and including the date of the mandatory conversion;

     o All shares of Common Stock issuable upon conversion of Series B Convertible Preferred Stock are authorized and reserved for issuance; registered for resale under the Securities Act; and listed on the Bulletin Board or other national exchange; and

     o All amounts, if any, accrued or payable under the Certificate of Designation, Rights and Preferences of the Series B Convertible Preferred Stock ("Certificate of Designation") shall have been paid.

Upon the occurrence of the following events, the holders of Series B Convertible Preferred Stock may request the Company to purchase their shares of Series B Convertible Preferred Stock for cash:

     o Company fails to remove any restrictive legend on any Common Stock certificate issued to Series B Convertible Preferred Stock holders upon conversion as required by the Certificate of Designation;

     o Company makes an assignment for creditors or applies for appointment of a receiver for a substantial part of its business/property or such receiver is appointed;

     o Bankruptcy, insolvency, reorganization or liquidation proceedings shall be instituted by or against the Company;

     o    Company sells substantially all of its assets;

     o Company merges, consolidates or engages in a business combination with another entity that is required to be reported pursuant to Item 1 of Form 8-K (unless the Company is the surviving entity and its capital stock is unchanged);

     o Company engages in transaction(s) resulting in the sale of securities whereby such person or entity would own greater than 50% of the outstanding shares of Common Stock of the Company (on a fully-diluted basis);

     o Company fails to pay any indebtedness of more than $250,000 to a third party, or cause any other default which would have a material adverse effect on the business or its operations.

The Series B Convertible Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock and any class or series of capital stock of the Company created thereafter. The consent of the majority holders of the Series B
Convertible Preferred Stock is required to create any securities that rank senior or pari passu to the Series B Convertible Preferred Stock. Upon a liquidation event, any securities senior to the Series B Convertible Preferred Stock shall receive a distribution prior to the Series B Convertible Preferred Stock and pursuant to the rights, preferences and privileges thereof, and the Series B Convertible Preferred Stock shall receive the liquidation preference with respect to each share. If the assets and funds for distribution are insufficient to permit the holders of Series B Convertible Preferred Stock and any pari passu securities to receive their preferential amounts, then the assets shall be distributed ratably among such holders in proportion to the ratio that the liquidation preference payable on each share bears to the aggregate liquidation preference payable on all such shares. If the outstanding shares of Common Stock are increased/decreased by any stock splits, stock dividends, combination, reclassification, reverse stock split, etc., the conversion price shall be adjusted accordingly. Upon certain reclassifications, the holders of Series B Convertible Preferred Stock shall be entitled to receive such shares that they would have received with respect to the number of shares of Common Stock into which the Series B Convertible Preferred Stock would have converted. If the Company issues any securities convertible for Common Stock or options, warrants or other rights to purchase Common Stock or convertible securities pro rata to the holders of any class of Common Stock, the holders of Series B Convertible Preferred Stock shall have the right to acquire those shares to which they would have been entitled upon the conversion of their shares of Series B Convertible Preferred Stock into Common Stock. The Series B Convertible Preferred Stock does not have voting rights.

     10.  ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its Point-to-Multipoint, and its other legacy product line. This has resulted in a $2.0 million charge to cost of sales for its Point-to-Multipoint, Tel-Link Point-to-Point and Air-link Spread Spectrum inventories during the second quarter of 2003. In the first quarter of 2003, the Company recorded a $3.4 million inventory related charge to cost of sales, of which $2.0 million was related to its Point-to-Multipoint inventories. These charges were offset by credits of $1.8 million in the second quarter associated with a write-back of accounts payable and purchase commitment liabilities arising from vendor settlements.

In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. When an evaluation occurs, management conducts a probability analysis based on the weighted future undiscounted cash flows associated with the asset. The results are then compared to the asset's carrying amount to determine if an impairment is necessary. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line. An impairment charge is recorded if the net cash flows derived from the analysis are less than the asset's carrying value. We deem that the property and equipment is fairly stated if the future undiscounted cash flows exceed its carrying amount. In the first and second quarter of 2003, the Company continued to reevaluate the carrying value of property and equipment relating to its Point-to-Multipoint product line, that are held for sale. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003, and $0.6 million provision in the first quarter of 2003. As a result of these adjustments, there is no remaining net book value of property and equipment related to the Point-to-Multipoint product line.

A summary of inventory reserve and provision for impairment of plant and property activities is as follows:

                                                                    Inventory        Provision for
                                                                     Reserve           impairment
                                                                    ---------         ------------
               Balance at January 1, 2003                           $  39,567         $        --
               Additions charged to Statement of Operations             5,517               3,108
               Deductions from reserves                               (17,910)               (300)
                                                                    ---------         ------------
               Balance at September 30, 2003                        $  27,174         $     2,808
                                                                    ---------         ------------

In connection with a workforce reduction in May 2003, the Company accrued a $0.2 million charge relating to severance packages given to certain of its executive officers. All pertinent criteria for recognition of this liability were met during the period of recognition.

In the third quarter of 2003, the Company accrued $350,000 for liability arising from a terminated lease facility in the United Kingdom, as discussed in note 16 to the financial statements

     11.  GAIN (LOSS) ON DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, titled "Discontinued Operations" in the Consolidated Statements of Operations for the three-month and nine-month period ended September 30, 2003 and 2002. On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB Global, LLC ("JKB") to sell certain assets of PCNS. The total cash consideration was approximately $105,000, plus the assumption of certain liabilities. The Company guaranteed PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease required JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remained liable under the terms of the guaranty for the deficiency, under the terms of the master lease of approximately $1.5 million, and the amount is accrued as loss on disposition of discontinued operations in the second quarter of 2003, which was the period that such loss was incurred. In the third quarter of 2003, the Company reached an agreement with the landlord to settle the lease guarantee for $0.3 million, and therefore wrote-back the excess $1.2 million accrual as a gain in discontinued operations in the third quarter of 2003.

Summarized results of PCNS are as follows (in thousands):

                               THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                    2003              2002                 2003             2002
                              ---------------    ---------------    ---------------    ---------------

Sales                         $          --      $         1,100    $         1,065    $         2,234
                              ---------------    ---------------    ---------------    ---------------

Loss from operations          $          --      $          (909)   $          (702)   $        (3,860)
Gain (Loss) on disposition
 of discontinued operations             1,367               --               (1,556)              --
                              ---------------    ---------------    ---------------    ---------------
                                        1,367               (909)            (2,258)            (3,860)
Provision for income taxes               --                 --                 --                 --
                              ---------------    ---------------    ---------------    ---------------
Net profit (loss)             $         1,367    $          (909)   $        (2,258)   $        (3,860)
                              ===============    ===============    ===============    ===============

The gain from sales of the services business unit in the third quarter ended September 30, 2003 was $1.37 million, arising from the write-back of excess accrual on the lease guarantee subsequent to the settlement with the landlord. The loss from the sale of the discontinued services unit was $1.6 million for the nine-months ended September 30, 2003, principally due to the write-off of assets upon the discontinuation of the services business unit.

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2003            2002
                                                       -------------   -------------
Total assets related to discontinued operations
Cash                                                   $           7   $         342
Accounts receivable                                             --               763
Inventory                                                       --             1,206
Prepaid expenses and other assets                               --                10
Property plant and equipment                                    --               529
Other assets                                                      41              73
                                                       -------------   -------------
                                                       $          48   $       2,923
                                                       =============   =============
Total liabilities related to discontinued operations
Accounts payable                                       $         191   $         466
Other accrued liabilities                                        158             293
Loan payable to bank                                            --               326
                                                       -------------   -------------
                                                       $         349   $       1,085
                                                       =============   =============

         12.      SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):



                                 FOR THREE MONTHS ENDED             FOR NINE MONTHS ENDED
                                      SEPTEMBER 30                        SEPTEMBER 30
                                  2003             2002               2003             2002
                                  ----             ----               ----             ----
                                                   (Restated)                          (Restated)
North America              $           474   $           535   $         1,233   $         2,296
United Kingdom                       1,902             1,552             5,098             4,471
Europe                                 984             1,467             2,704             3,586
Asia                                 1,455             2,522             4,271            11,156
Other Geographic Regions               754               274             1,845               783
                           ---------------   ---------------   ---------------   ---------------
                           $         5,569   $         6,350   $        15,151   $        22,292
                           ---------------   ---------------   ---------------   ---------------

During the nine-month period ended September 30, 2003 and 2002, four and two customers accounted for a total of 56% and 29% of our total sales, respectively.

     13.  EMPLOYEE STOCK OPTION EXPENSE

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

                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                          2003             2002                2003             2002
Net profit (loss) applicable to
 common stockholders :
As reported                       $         9,400   $        (9,003)   $        (6,999)   $       (32,222)
Pro forma                         $         9,187   $        (9,963)   $        (8,137)   $       (35,524)

Net profit (loss) per share
As reported - Basic                        $ 0.22           $ (0.29)           $ (0.18)           $ (1.38)
Pro forma - Basic                          $ 0.22           $ (0.32)           $ (0.20)           $ (1.52)

Net profit (loss) per share
As reported - Diluted                      $ 0.06           $ (0.29)           $ (0.18)           $ (1.38)
Pro forma - Diluted                        $ 0.06           $ (0.32)           $ (0.20)           $ (1.52)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003 and 2002, respectively: expected volatility of 197%, and 125%; weighted-average risk-free interest rates of 2.1% and 4.1%; weighted-average expected lives of 4.0 and 3.5; respectively, and a zero dividend yield.

     14.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of the Company's reported net loss and the currency translation adjustment associated with our foreign operations. Comprehensive income (loss) was $9.6 million and $(9.0) million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive loss was $(6.5) million and $(31.9) million for the nine months ended September 30, 2003 and 2002, respectively.


     15.  PROPOSED ACQUISITION OF ASSETS AND CERTAIN LIABILITIES OF SPEEDCOM

On June 16, 2003, the Company entered into a definitive agreement to acquire the operating and certain other assets of SPEEDCOM Wireless Corporation ("SPEEDCOM") in exchange for 67.5 million shares of the Company's Common Stock and the assumption of certain liabilities, including approximately $3.0 million in subordinated debt of SPEEDCOM. SPEEDCOM manufactures, configures and delivers a variety of broadband fixed-wireless products, including its SPEEDLAN family of wireless Ethernet bridges and routers. Internet service providers, telecommunications carriers and other service providers, and private organizations in the U.S. and more than 80 foreign countries worldwide, use SPEEDCOM's products to provide broadband "last-mile" wireless connectivity in various point-to-point and point-to-multipoint configurations for distances up to 25 miles. SPEEDCOM's products provide high-performance broadband fixed wireless solutions specifically designed for building-to-building local area network connectivity and wireless Internet distribution.

The shares proposed to be issued to SPEEDCOM will equal approximately 11.5% of the Company's outstanding Common Stock immediately upon closing, assuming the conversion of the Series B Convertible Preferred Stock, as mentioned in Note 9 to the financial statements, the conversion of the Series C Convertible Preferred Stock issued in connection with the Series C Financing, as discussed in note 18 to the financial statements, and the exercise or conversion of all outstanding convertible securities of the Company. The acquisition will enable the Company to expand its Spread Spectrum product offerings and expand its distribution network. The SPEEDCOM transaction is subject to stockholder approval of SPEEDCOM, and requires approval by the Company's stockholders of an increase in the number of authorized shares of Common Stock of the Company.

In anticipation of the acquisition, the Company advanced an aggregate of $1,100,000 to SPEEDCOM under a series of 10% convertible promissory notes. The Company carries the amounts due as non-current assets and currently plans to apply the amounts to the ultimate purchase price of SPEEDCOM.

     16.  CONTINGENCIES

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

The Company's landlord at its former research and development facility in Watford, England, Legal & General Property Ltd., has asserted a claim against the Company for amounts due under the terms of the facilities lease for approximately $350,000 which amount has been accrued as a liability of the Company. The lease expires in April 2008. While no assurances can be given, the Company is currently negotiating a settlement to terminate all obligations under the terms of the lease.

The Brevard County of Florida has filed a tax lien encumbering all property, plant and equipment owned by the Company located in the County for payment of delinquent personal property taxes. The balance on September 30, 2003 claimed by Brevard County is approximately $120,000. The Company is currently preparing an amended property tax return to address the unpaid taxes. Although the Company is negotiating this matter with the taxing authority, management has determined that the criteria for liability recognition has been met and has recorded the liability.

     17.  RELATED PARTY TRANSACTIONS

Myntahl Corporation, a stockholder of the Company, is also an appointed distributor in China and acts as our agent in Mexico. The Company had sales of approximately $0.8 million to Myntahl, and accrued approximately $73,000 in commissions to Myntahl during the three months ended September 30, 2003. The Company has sales of approximately $1.8 million to Myntahl, and incurred approximately $142,000 in commissions to Myntahl during the nine-month period ended September 30, 2003.

     18.  SUBSEQUENT EVENTS

On October 3, 2003, the Company closed its Series C Convertible Preferred Stock financing, resulting in gross proceeds to the Company of $11.0 million (the "Series C Financing"). Each share of Series C Convertible Preferred Stock has a stated value of $1,750 per share. The Series C Financing resulted in net proceeds to the Company of approximately $7.9 million, after deducting expenses related to the Series C Financing, the payment of certain claims, and the elimination of certain vendor liabilities of the Company. Dividends accrue on the Series C Convertible Preferred Stock beginning 12 months after the closing, at 6% per annum paid semi-annually in cash or Common Stock, at the option of the Company, and increasing to 8% per annum beginning 24 months after the closing. At the Company's option, the Series C Convertible Preferred Stock is convertible one hundred eighty days after the effective date of the registration statement registering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $0.20; (ii) the continued effectiveness of the registration statement covering the Common Stock issuable upon conversion of the Series C Convertible Preferred Stock; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act of 1933 ("Securities Act") for resale by the holders, and are listed or traded on the Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. Assuming conversion of all shares of the Company's Series C Convertible Preferred Stock, the Company will issue approximately 150 million additional shares of Common Stock.

The holders of the Series C Convertible Preferred Stock also received 7,000 Series C-1 Warrants and 7,000 Series C-2 Warrants for each share purchased. The

Series C-1 Warrants have a term of five years and an initial exercise price of $0.15 per warrant, increasing to $0.18 per warrant on the first anniversary of the closing date. The Series C-2 Warrants have a term of five years and an initial exercise price of $0.18 per warrant, increasing to $0.22 per warrant eighteen months after the closing date. Assuming exercise of all Series C-1 and Series C-2 Warrants, and conversion of all shares of the Company's Series C Convertible Preferred Stock, the Company will issue approximately 235 million additional shares of Common Stock.

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

OVERVIEW

We supply broadband wireless equipment and services for use in telecommunications networks. Currently, we sell 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, prior to May 2003, we offered services, including engineering, furnishing and installation, program management, test and turn-up, and integration of telephone central offices' transmission and DC power systems, microwave, spread spectrum and cellular systems. We decided to exit the services business as part of our strategy to reduce expenses and focus on our product business.

The telecommunications equipment industry continues to experience a significant worldwide slowdown. Our product sales decreased $0.8 million or 12% in the third quarter of 2003 compared to the same period in the previous year. We continue to focus on reducing our operating and other expenses by, among other things, consolidating our facilities, and negotiating lower costs for materials. These cost reduction efforts, which include reductions resulting from the Company's exit from its services business, and reductions in personnel, have allowed us to reduce our operating loss by $3.4 million during the third quarter of 2003, or 6% compared to the same period in the previous year. We recorded a net profit of $9.4 million in the third quarter of 2003, mainly due to a $8.8 million gain arising from the redemption of the Convertible Notes at a valuation below its recorded amount, and a $1.2 million gain on discontinued operations arising from a settlement of the lease guarantee agreement with the landlord. Excluding these non-recurring gains, the Company recorded a net loss of $0.6 million, which is $8.4 million lower than the corresponding period in the previous year.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the U.S. The estimated fair value of cash, accounts receivable and payable, bank loans and accrued liabilities at September 30, 2003 and December 31, 2002 approximated cost due to the short maturity of these assets and liabilities.

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

At September 30, 2003 and 2002, approximately 67% and 77%, respectively, of trade accounts receivable represent amounts due from four and three customers, respectively.

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

RESULTS OF OPERATIONS

     SALES. For the three months ended September 30, 2003, total sales were approximately $5.6 million as compared to $6.4 million for the same period in the prior year. The 12% decrease in total sales was primarily due to a $1.0 million decrease in shipments of our Point-to-Multipoint products to the Asia-Pacific region during the three months ended September 30, 2003. For the nine months ended September 30, 2003, total sales were approximately $15.1 million, compared to $22.3 million for the same period in the prior year. The decrease in total sales for the nine-month period ended September 30, 2003 as compared to 2002 was principally attributable to a $6.1 million decrease in Point-to-Point and Spread Spectrum product shipments to the Asia-Pacific Rim countries, and 0.9 million decrease in the Point-to-Multipoint sales to the same market. The continuing capital expenditure control measures implemented by North American and European telecommunication companies have continued to adversely impact our sales. Approximately $3.0 million of our sales in the third quarter of 2003 are from out-of-warranty repair activities, an increase of $0.1 million over the previous quarter.

During the nine-month period ended September 30, 2003 and 2002, four and two customers accounted for a total of 56% and 29% of our total sales, respectively.

During the nine months ended September 30, 2003, we generated approximately 28% of our sales in the Asia-Pacific Rim areas and the Middle East combined. During the same period in 2002, we generated 50% of our sales in the Asia-Pacific Rim and the Middle East combined. The United Kingdom market contributed 34% of the Company's revenue in the nine months ended September 30, 2003, compared to 20% in the same period in 2002. Our next largest market is the European continent, which generated approximately 18% of the Company's revenue in the nine months ended September 30, 2003, compared to 16% in the same period in 2002.

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

     GROSS PROFIT. Gross profit for the three months ended September 30, 2003 and 2002, was $1.1 and $0.8 million, respectively, or 20% and 13% of sales in each of the respective quarters. The higher gross margin during the quarter ended September 30, 2003 was attributable principally to a higher percentage of total revenue in the quarter coming from the sale of unlicensed Spread Spectrum equipment and Tel-Link out-of-warranty repairs, which provide higher gross margins compared to licensed equipment, which contributed a greater percentage to total revenue during the comparable quarter in 2002. For the nine months ended September 30, 2003 and 2002, gross profit was $2.7 million (excluding inventory and related charges of $3.7 million) and $3.0 million, or 18% and 14% of sales, respectively. The inventory and related charge for the nine months ended September 30, 2003 relate to our legacy Point-to-Point Tel-Link and Airlink products, and the Point-to-Multipoint products. The charges were taken in view of the less favorable market conditions for these products. The higher gross margin was attributable principally to a higher percentage of total revenue during the nine-month period ended September 30, 2003 coming from the sale of unlicensed Spread Spectrum equipment and Tel-Link out-of-warranty repairs, which provide higher gross margins compared to licensed equipment, which contributed a greater percentage of total revenue during the comparable nine-month period in 2002. Including the inventory and related charges of $3.7 million, gross loss for the nine months ended September 30, 2003 is (7%).

     RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2003 and 2002, research and development ("R&D") expenses were approximately $1.2 million and $2.4 million, respectively. For the nine months ended September 30, 2003 and 2002, R&D expenses were approximately $4.8 million and $10.3 million, respectively. The decrease in R&D expense was due to the restructuring of the Point-to-Multipoint operations, reduced depreciation charges, reduced staffing levels and substantial completion of product development efforts related to our Point-to-Point Encore and AirPro Gold Spread Spectrum radios. As a percentage of sales, research and development expenses were at 21% for the three months ended

September 30, 2003, compared to 38% for the three months ended September 30, 2002. The percentage decrease is due to significant expense reduction efforts as mentioned above.

     SELLING AND MARKETING. For the three months ended September 30, 2003 and 2002, sales and marketing expenses were approximately $0.9 million and $1.7 million, respectively. For the nine months ended September 30, 2003 and 2002, sales and marketing expenses were approximately $2.7 million and $5.2 million, respectively. The decrease in sales and marketing spending is due to lower commission payments in light of decreased sales in the Asia-Pacific Rim areas, headcount reductions and reduced traveling expenses. As a percentage of sales, selling and marketing expenses was 16% for the three months ended September 30, 2003, compared to 27% for the three months ended September 30, 2002. The percentage decrease was caused by significant savings in sales and marketing expenses, as described above.

     GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 2003 and 2002, general and administrative expenses were approximately $1.2 million and $2.5 million, respectively. For the nine months ended September 30, 2003 and 2002, general and administrative expenses were approximately $4.3 million and $8.7 million, respectively. The decrease in general and administrative expense in the third quarter of 2003 is principally attributable to a realization of savings from cost reduction programs that continued from 2002 to 2003, including headcount and salary reductions, reduced consulting and legal expenses, and facilities consolidation. As a percentage of sales, general and administrative expenses were 21% for the three months ended September 30, 2003, compared to 39% for the three months ended September 30, 2002. The percentage decrease is due to our success in significantly reducing our expenses throughout the year, as discussed above.

     ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES.

In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. When an evaluation occurs, management conducts a probability analysis based on the weighted future undiscounted cash flows associated with the asset. The results are then compared to the asset's carrying amount to determine if an impairment is necessary. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line. An impairment charge is recorded if the net cash flows derived from the analysis are less than the asset's carrying value. We deem that the property and equipment is fairly stated if the future undiscounted cash flows exceed its carrying amount.

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

The Company recorded a $0.4 million charge in the third quarter of 2003 for liability relating to a terminated lease facility in the United Kingdom.

     LOSS ON DISCONTINUED BUSINESS. In the first quarter of 2003, we decided to exit our services business, PCNS. Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and we recorded losses from its operations and from the disposal of the services business unit relating to writing down of assets to net realizable value. On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB to sell certain assets of PCNS. The Company is a guarantor of PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease required JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remained liable under the terms of the guaranty for the deficiency, and the total obligation under the terms of the master lease was approximately $1.5 million, and these were accrued in the second quarter of 2003 as loss on disposal of discontinued operations. In the third quarter of 2003, the Company reached a settlement agreement with the landlord for $0.3 million, and wrote-back the excess accrual of $1.2 million as a gain on discontinued operations.

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

     INTEREST EXPENSE. For the three months ended September 30, 2003 and 2002, interest expense was $0.5 million and $1.0 million, respectively. Interest expense for the third quarter of 2003 comprised primarily of interest on our bank line of credit, interest on capital leases and amortization of discount on the promissory notes. The lower interest expense in the third quarter of 2003 was due to the redemption of the Convertible Notes on August 4, 2003. For the nine months ended September 30, 2003 and 2002, interest expense was $1.6 million and $2.0 million, respectively. The lower expense in 2003 was due to interest savings from the redemption of the Convertible Notes.

     GAIN ON DEBT RESTRUCTURING AND OTHER INCOME, NET. For the three-month period ended September 30, 2003, gain on debt restructuring and other income, net, totaled $11.0 million compared to a loss of $(1.3) million for the comparable three-month period in 2002. For the nine-month period ended September 30, 2003, other income, net, totaled $13.4 million compared to $0.2 million for the corresponding period in 2002. The higher amount in 2003 was due to $10.3 million of gain on redemption of the Convertible Notes, and $2.1 million of gain from vendor settlements.

     PROVISION (BENEFIT) FOR INCOME TAXES. We have not recorded the tax benefit of our net operating losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2003, we used approximately $0.2 million of cash in operating activities, primarily due to our net loss of $7.0 million, a $10.3 million non-cash gain arising from the redemption of the Convertible Notes, and $2.1 million non-cash gain from vendor settlements. These amounts were offset by a $3.7 million non-cash loss related to inventory and related charges, $3.1 million of property and equipment impairment charges, and depreciation expenses of $3.4 million. Significant contributions to cash flow resulted from a net reduction in inventories of $4.1 million, a net reduction in prepaid and other current assets of $2.2 million, and a net increase of other accruals of $1.6 million. These were partially offset by a reduction of accounts payable of $2.1 million.

During the nine-month period ended September 30, 2002, we used approximately $14.6 million of cash in operating activities, primarily related to the net loss of $32.2 million, which was offset by $5.5 million of non-cash goodwill impairment charges and depreciation expenses of $5.1 million. Other significant contributions to cash flow from operations for the quarter ended September 30, 2003 were cash generated through a decrease in inventory of $8.3 million, and a net reduction of prepaid expenses and other current assets of $3.1 million, partially offset by the $1.4 million non-cash extraordinary gain on the retirement of certain Convertible Notes, and a net reduction in payables and other accrued liabilities of approximately $10.0 million, which resulted from vendor settlements and a slowdown of overall payable balances occurring in the period as a result of reduced orders from domestic CLEC customers, and consolidation of operating facilities and related administrative expenses.

During the nine-month period ended September 30, 2003, we used approximately $1.8 million of cash from investing activities, due principally to the loans to SPEEDCOM of $1.1 million, and $0.9 million arising from changes in the net assets of discontinued operations, offset by a $0.4 decrease in restricted cash. During the nine-month period ended September 2002, we generated $5.4 million from investing activities, mainly from a $2.9 million decrease in restricted cash, and $3.0 million from changes in the net assets of the Company's discontinued operations.

During the nine-month period ended September 30, 2003, we generated $2.2 million of cash flows from financing activities, primarily through the receipt of $2.6 million from bridge financings, and $0.3 million from the receipt of proceeds from the sale of Common Stock. These were offset by payments of $0.7 million to the Bank under the Credit Facility and to lessors under capital leases of the Company. During the nine-month period ended September 30, 2002, we generated $8.2 million of cash flows from financing activities, primarily through the receipt of $7.3 million from the sale of Common Stock, and $1.6 million cash advances from the Bank under the Credit Facility, offset by payments in connection with capital leases, and the repurchase of certain Convertible Notes.

As of September 30, 2003 our principal sources of liquidity consisted of approximately $1.1 million of cash and cash equivalents, and additional borrowing availability under the Credit Facility.


At September 30, 2003, we had negative working capital of approximately $12.2 million. The negative working capital resulted from our continuing operating losses, a $5.5 million inventory write-down to net realizable value, higher accrued liabilities, and a $2.2 million increase in convertible promissory note balances. These convertible promissory notes were converted into Series C Convertible Preferred Stock, in connection with the Series C Financing, which the Company closed on October 3, 2003. The Series C Financing resulted in gross proceeds to the Company of $11.0 million. Each share of Series C Convertible Preferred Stock has a stated value of $1,750 per share. The Series C Financing resulted in net proceeds of approximately $7.9 million, after deducting expenses related to the Series C Financing, payment of certain claims, and the elimination of certain vendor liabilities of the Company.

Although the receipt of net proceeds from the Series C Financing and the debt and other restructuring efforts have significantly improved the Company's working capital position, its working capital deficit remains. Management intends to focus on increasing sales, settling outstanding claims, controlling general and operating expenses, and reducing the cost of goods sold, in order to return the Company to profitability. To further increase sales, and position the Company for future growth, additional financing may be required. No assurances can be given that additional financing will continue to be available to us on acceptable terms, or at all. If the Company fails to (i) generate sufficient revenues from new and existing products sales; (ii) decrease its costs of goods sold, and achieve higher operating margins; (iii) obtain additional debt or equity financing; or (iv) negotiate agreements to settle outstanding litigation and claims, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund our operations, we will no longer be able to continue as a going concern. Our independent accountants' opinion on our consolidated financial statements for the year ended December 31, 2002 included an explanatory paragraph which raises substantial doubt about our ability to continue as a going concern.

The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                                        Less than one     One to three      Three to five   After five
                                        year              years             years           years         Total
                                        ----              ---------         -----           -----         -----
Obligations (in $000):
----------------------

Convertible promissory note              2,237            --              --              --             2,237


Non-cancelable operating lease           1,366           2,000             111            --             3,477
obligations

Capital lease obligations                  665           1,804            --              --             2,469

Loan payable to banks                    2,220            --              --              --             2,220

Purchase order commitments               1,979            --              --              --             1,979
                                 -------------   -------------   -------------   -------------   -------------
Total                            $       8,467   $       3,804   $         111       $    --     $      12,382
                                 -------------   -------------   -------------   -------------   -------------


We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. The Company currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, the Company had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications. On August 5, 2003, the Company issued shares of Series B Convertible Preferred Stock, which have certain terms that, while improbable, may require their mandatory redemption for cash. The Company believes that accounting for these securities as a mezzanine security, outside of equity, under Staff Accounting Bulletin No. 64 ("SAB 64") is appropriate.


CERTAIN FACTORS AFFECTING THE COMPANY

CONTINUING WEAKNESS IN THE TELECOMMUNICATIONS EQUIPMENT AND SERVICES SECTOR HAS ADVERSELY AFFECTED THE OPERATING RESULTS, FUTURE GROWTH AND STABILITY OF OUR BUSINESS.

A severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Our customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, and in general are not building out any significant additional infrastructure at this time. In the U.S., most
Competitive Local Exchange Carriers ("CLECs") have declared bankruptcy and, internationally, 3G network rollout and commercialization continue to experience delays. In addition, our accounts receivable, inventory turnover, and operating stability can be jeopardized if our customers experience financial distress. We do not believe that our products sales levels can recover while an industry-wide slowdown in demand persists.

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

OUR BUSINESS AND FINANCIAL POSITIONS HAVE DETERIORATED SIGNIFICANTLY.

Our business and financial positions have deteriorated significantly. Our core business product sales were reduced sharply beginning with the second half of 2001. From inception to September 30, 2003, our aggregate net loss is approximately $355.8 million. Our cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders' equity were all substantially below levels of one year ago. We have negative working capital of $12.2 million as of September 30, 2003. Our short-term liquidity deficiency could disrupt our supply chain, and result in our inability to manufacture and deliver our products, which would adversely affect our results of operations.

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

We signed an Agreement and Plan of Merger with Telaxis Communications Corporation, dated September 9, 2002. The Agreement was terminated by mutual agreement on January 7, 2003. On January 27, 2003, we signed a letter of intent to acquire privately held Procera Networks Inc., of Sunnyvale, California, in a stock-for-stock transaction. The acquisition effort was terminated in April 2003. We also entered into a definitive agreement to acquire the operating assets and certain liabilities of SPEEDCOM Wireless Corporation ("SPEEDCOM") on June 16, 2003. We may enter into other acquisition agreements in furtherance of our strategy to consolidate with other companies in the fixed wireless market. We may not be able to close any acquisitions on the timetable we anticipate, if at all, including the SPEEDCOM transaction. We have and may further incur significant non-recoverable expenses in these efforts.

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

THE CONVERSION OR EXERCISE OF OUR OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON OUR EXISTING STOCKHOLDERS.

In August 2003, the Company's remaining Convertible Notes converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible into approximately 105,690,000 shares of the Company's Common Stock. The conversion or exercise of the Company's outstanding convertible securities, including the Series B Convertible Preferred Stock and warrants, into shares of the Company's Common Stock (which requires stockholder approval of an increase in the number of authorized Common Stock) will result in substantial dilution to the Company's existing stockholders. In order to consummate the asset purchase of SPEEDCOM, the Company intends to issue 67,500,000 additional shares of Common Stock. Additionally, on October 3, 2003, the Company issued approximately 8,370 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock and the warrants issued in connection with the Series C Convertible Preferred Stock are convertible into approximately 235,000,000 shares of the Company's Common Stock. These issuances will result in additional substantial dilution to the Company's existing stockholders.

OUR PROSPECTS FOR  OBTAINING  ADDITIONAL  FINANCING ARE UNCERTAIN AND FAILURE TO

OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH AND HARM OUR BUSINESS OPERATIONS, AND WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event the Company is unable to raise additional debt or equity financing, we will not be able to continue as a going concern. The Company's future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The Company's history of substantial operating losses could also severely limit the Company's ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, additional significant dilution to our stockholders could result.

If the Company is unable to increase sales, decrease costs, or obtain additional equity or debt financing, the Company may be required to close business or product lines, further restructure or refinance our debt or delay, further scale back or eliminate our research and development program, or manufacturing operations. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish our rights to certain technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition.

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

For the nine-month period ended September 30, 2003, sales to four customers accounted for 56% of total sales. Our ability to maintain or increase our sales in the future will depend, in part upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, the telecommunications industry and the global economy. Our customer concentration also results in concentration of credit risk. As of September 30, 2003, four customers accounted for 67% of our total accounts receivable balances. Many of our significant recurring customers are located outside the U.S., primarily in the Asia-Pacific Rim areas, United Kingdom and continental Europe. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which we cannot supply in terms of long-term financing.

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

OUR OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY A CONTINUED DECLINE IN CAPITAL SPENDING IN THE TELECOMMUNICATIONS MARKET.

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example in the U.S., most CLECs are experiencing financial distress. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, we typically permit orders to be modified or canceled with limited or no penalties. In periods of weak capital spending on the part of traditional customers, we are at risk for curtailment or cancellation of purchase orders, which can lead to adverse operating results. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as occurred in 2000 and 2001, and continued to incur in the first half of 2003.

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

As a result of our current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, and China, we face economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the U.S. Approximately 90% of our sales in the nine-month period ended September 30, 2003 were made to customers located outside of the U.S. Historically, our international sales have been denominated in British pounds sterling, Euros or U.S. dollars. A decrease in the value of British pounds or Euros relative to U.S. dollars, if not hedged, will result in exchange loss for us if we have Euro or British pound sterling denominated sales. Conversely, an increase in the value of Euro and British pounds will result in increased margins for us on Euro or British pound sterling denominated sales as our functional currency is in U.S. dollars. For international sales that we would require to be U.S. dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could have a material adverse effect upon our financial condition.

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

As of September 30, 2003, we had approximately 43,518,000 shares of Common Stock outstanding. The closing market price of our shares was $0.22 per share on that date. As of September 30, 2003, there were approximately 1,942,300 options outstanding that are vested. Based upon option exercise prices related to vested options on September 30, 2003, there would be insignificant dilution or capital raised for unexercised in-the-money options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and U.S. dollars. The functional currencies of our wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at September 30, 2003, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the quarter ended September 30, 2003, the Company's management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 20, 2003, Agilent Financial Services, Inc. filed a complaint against the Company for Breach of Lease, Claim and Delivery and Account Stated, in Superior Court of the State of California, County of Santa Clara. The amount claimed in the complaint is approximately $2.5 million, and represents accelerated amounts due under the terms of capitalized equipment leases of the Company. On June 27, 2003, the parties filed a Stipulation for Entry of Judgment and Proposed Order of Dismissal of Action With Prejudice. Under the terms of the Stipulation, the Company paid Agilent $50,000 on July 15, 2003 and $100,000 on September 1, 2003, and is obligated to pay $50,000 per month for fourteen months, from October 1, 2003, up to and including November 1, 2004, and $1,725,000 on December 1, 2004. As a result of the Stipulation, judgment under the Complaint will not be entered unless and until the Company defaults under the terms of the Stipulation. In the event the Company satisfies each of its payment obligations under the terms of the Stipulation, the Complaint will be dismissed, with prejudice.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 18, 2003, the Company completed a bridge financing transaction in which it issued $0.9 million of 10% convertible promissory notes with a maturity date of one year from the date of issuance. In connection with the bridge financing transaction, the Company issued to the investor group, Series A Warrants, with a three-year term, to purchase 668,000 shares of Common Stock, at $0.12 per share, and Series B Warrants, with a three-year term, to purchase 932,000 shares of the Company's Common Stock, at $0.20 per share. The exercise price of the Series A and Series B Warrants could be reduced to $0.001 per share of Common Stock should the Company fail to obtain stockholder approval for a proposed amendment to the Company's Bylaws to permit the issuance of convertible securities with certain conversion, exercise or exchange price adjustment provisions by December 31, 2003. These convertible promissory notes were converted into Series C Convertible Preferred Stock, in connection with the Series C Financing, as discussed below.

On August 1, 2003, the Company issued 1,000,000 and 2,400,000 shares of Common Stock to Bryan Investment (landlord) and Helioss (creditor). The Common Stock issued to Bryan Investment was issued in consideration for the execution of an amendment to the Company's facilities lease, and the Common Stock issued to Helios was issued in consideration for amount owing to Helioss.

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $0.20. Certain holders of Series B Convertible Preferred Stock have agreed to convert the Series B Convertible Preferred Stock into Common Stock upon receipt of stockholder approval to increase the number of authorized shares of the Company's Common Stock to allow for conversion.
Assuming conversion of all shares of the Company's Series B Convertible Preferred Stock, the Company will issue approximately 105,690,000 additional shares of Common Stock.

On October 3, 2003, the Company closed $11.0 million in Series C Convertible Preferred Stock (the "Series C Financing") with a stated value of $1,750 per share, resulting in net proceeds of approximately $7.9 million after deducting expenses related to the Series C Financing, and payment of certain claims related to the Company's restructuring. Dividends accrue on the Series C Convertible Preferred Stock beginning 12 months after the closing, at 6% per annum paid semi-annually in cash or Common Stock, at the option of the Company, and increasing to 8% per annum beginning 24 months after the closing. At the Company's option, the Series C Convertible Preferred Stock is mandatorily convertible one hundred eighty days after the effective date of the registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $0.20; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. Assuming conversion of all shares of Series C Convertible Preferred Stock, the Company will issue approximately 150 million additional shares of Common Stock.

The holders of the Series C Convertible Preferred Stock also received 7,000 Series C-1 Warrants and 7,000 Series C-2 Warrants for each share purchased. The Series C-1 Warrants have a term of five years and an initial exercise price of $0.15 per warrant, increasing to $0.18 per warrant on the first anniversary of the closing date. The Series C-2 Warrants have a term of five years and an initial exercise price of $0.18 per warrant, increasing to $0.22 per warrant eighteen months after the closing date.

The securities issued in connection with each of above financings were issued private transactions, in reliance on an exemption from registration under
Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, because each offering was a non-public offering to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At September 30, 2003, the Company was in default with respect to the payment of $0.2 million on a promissory note, due on May 1, 2003. The principal and all accrued and unpaid interest on the $0.2 million note was paid in October 2003, as part of the Company's restructuring.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          2.1 Asset Purchase Agreement dated as of June 16, 2003, by and between P-Com, Inc. and SPEEDCOM Wireless Corporation

          3.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of P-Com, Inc., as filed with the Delaware Secretary of State July 29, 2003

          3.2 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of P-Com, Inc., as filed with the Delaware Secretary of State September 24, 2003

          10.1 Securities Purchase Agreement, dated May 28, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

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

         10.4 Form of Convertible Secured Promissory Note

         10.5 Form of Series A Warrant

         10.6 Form of Series A-1 Warrant

         10.7 Form of Series B Warrant

         10.8 Form of Series B-1 Warrant

         10.9 Form of Security Purchase Agreement, dated October 3, 2003, by and among P-Com, Inc. and Investors

         10.10 Form of Registration Rights Agreement, dated October 3, 2003, by and among P-Com, Inc. and Investors

         10.11 Form of Series C-1 Warrant

         10.12 Form of Series C-2 Warrant

         31.1 Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

         31.2 Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

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

     (b)  Reports on Form 8-K

          On September 29, 2003, we filed a Form 8-K current report announcing the renewal of the Company's credit facility with Silicon Valley Bank for an additional year.

          On September 5, 2003, we filed a Form 8-K current report announcing the appointment of Sam Smookler as President and Chief Executive Officer of the Company.

          On August 21, 2003, we filed a Form 8-K current report to announce the receipt of $1.1 million in orders from customers in China.

          On August 14, 2003, we filed a Form 8-K announcing the dismissal of PricewaterhouseCoopers, LLC, as the Company's independent accountants, and the appointment of Aidman Piser & Company as the Company's new independent auditors.

          On August 6, 2003, we filed a Form 8-K current report to announce our financial results for the Company's second quarter ended June 30, 2003.

          On August 5, 2003, we filed a Form 8-K current report announcing (i) the receipt of $1.4 million in orders from customers in China; (ii) the receipt of a $2.8 million order for its point-to-point radios from Mexican cellular operator Telcel Radiomovil DIPSA, S.A. de C.V.; and
          (iii) the  repurchase  of the  Company's 7%  Convertible  Subordinated
          Notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         P-COM, INC.

         By: /s/ Sam Smookler
            ------------------------
         Sam Smookler
         President
         and Chief Executive Officer
         (Duly Authorized Officer)

Date:    November 14, 2003


         By: /s/ Daniel W. Rumsey
            ------------------------
         Daniel W. Rumsey
         Interim Chief Financial Officer
         (Principal Financial Officer)

Date:    November 14, 2003

                                  EXHIBIT INDEX


       2.1 Asset Purchase Agreement dated as of June 16, 2003, by and between P-Com, Inc. and SPEEDCOM Wireless Corporation (1)

       3.1 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of P-Com, Inc., as filed with the Delaware Secretary of State July 29, 2003 (2)

       3.2 Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of P-Com, Inc., as filed with the Delaware Secretary of State September 24, 2003 (3)

       10.1 Securities Purchase Agreement, dated May 28, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.
              (2)

       10.2 Registration Rights Agreement, dated May 28, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.
              (2)

       10.3 Security Agreement, dated May 28, 2003, by P-Com, Inc. and North Sound Legacy Institutional Fund LLC, as collateral agent for North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (2)

       10.4   Form of Convertible Secured Promissory Note (4)

       10.5   Form of Series A Warrant (4)

       10.6   Form of Series A-1 Warrant (4)

       10.7   Form of Series B Warrant (4)

       10.8   Form of Series B-1 Warrant (4)

       10.9 Form of Security Purchase Agreement, dated October 3, 2003, by and among P-Com, Inc. and Investors (5)

       10.10 Form of Registration Rights Agreement, dated October 3, 2003, by and among P-Com, Inc. and Investors (5)

       10.11  Form of Series C-1 Warrant (5)

       10.12  Form of Series C-2 Warrant (5)

       31.1 Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

       31.2 Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

       32.1   Certification  of Chief  Executive  Officer  pursuant to 18 U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

       32.2 Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (1) Incorporated by reference to the identically numbered exhibit to the Company's Preliminary Schedule 14A as filed with the Securities and Exchange Commission on September 12, 2003.

              (2) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2003.

              (3) Incorporated by reference to exhibit 4.1 to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2003.

              (4) Incorporated by reference to the identically numbered exhibits to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.

              (5) Incorporated by reference to the identically numbered exhibit to the Company's Report on Form 8-K as filed with the Securities and Exchange Commission on October 7, 2003.