Form 10-K
period 2003-03-31
P COM INC
filed 2004-03-30
CIK 935493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______


                         Commission File Number: 0-25356

                                   P-COM, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                      77-0289371
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

            3175 S. WINCHESTER BOULEVARD, CAMPBELL, CALIFORNIA 95008
                                 (408) 866-3666
          -------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)

           Securities registered pursuant to Section 12(b)of the Act:

           Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.0001 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [ ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in the Exchange Act Rule 12b-2. YES [ ] NO [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $3,610,588 million.

         On March 10, 2004, approximately 262,400,002 shares of the Registrant's Common Stock, $0.0001 par value, were outstanding.

           The following information contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements are characterized by words such as "plan," "expect," "believe," "intend," "would", "will" and similar words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Risk Factors Affecting the Company," and elsewhere in this Annual Report on Form 10-K.

                                     PART I

ITEM 1.      BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

           P-Com was organized on August 23, 1991 as a Delaware Corporation. P-Com's executive offices are located at 3175 S. Winchester Boulevard, Campbell, California 95008, and P-Com's telephone number is (408) 866-3666.

           Since early 2000, principally due to a severe industry downturn related to curtailed capital spending by large operators and integrators of telecommunications systems globally, P-Com has experienced declining revenues, incurred substantial operating losses and used substantial cash in its operations for all the preceding three years. For the years ended December 31, 2003, 2002 and 2001, P-Com recorded net losses from continuing operations of ($10.7) million, ($44.9) million, and ($75.3) million, respectively, and used ($5.9) million, ($14.5) million, and ($20.2) million cash, respectively, in its operating activities. In addition, as of December 31, 2003, P-Com had a working capital deficiency of ($2.1) million. Short-term demand for P-Com's broadband wireless products is unclear. However, P-Com believes that, should a market turnaround occur, wireless equipment solutions, such as those offered by P-Com, will be attractive to broadband access providers from a viewpoint of cost efficiency, applications and ease of deployment.

           Commencing in the first quarter of the year ended December 31, 2003, management and the Board of Directors commenced an aggressive restructuring program aimed largely at (i) extinguishing substantial amounts of liabilities using non-cash means, such as the issuance of equity and mezzanine securities;
(ii) exiting unprofitable product lines; (iii) discontinuing an unprofitable business segment; (iii) reducing overhead by exiting certain unnecessary facilities; and (iv) significantly curtailing operating expenditures. Concurrent with P-Com's restructuring program, pursuant to management's plan and direction, P-Com has (i) introduced emerging technologies in the market during 2003; (ii) acquired a complementary business line; and (iii) raised additional capital necessary to partially sustain itself during the restructuring period. See Note 7 to the Consolidated Financial Statements for more information about these restructuring activities. These actions and management's plan are further discussed below:

           In the first quarter of 2003, P-Com committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"), due to its continuing losses. During the quarter ended March 31, 2003 and the years ended December 31, 2002 and 2001, PCNS contributed losses to P-Com's operation of $(581,000), $(4,284,000) and $(211,000), respectively. Accordingly, this business is reported as a discontinued operation and the financial information related to this business is otherwise excluded from information about our operations in this Annual Report and is presented on one line, titled "Discontinued Operations" in the Consolidated Financial Statements included elsewhere in this Annual Report. On April 30, 2003, P-Com entered into an Asset Purchase Agreement with JKB Global, LLC ("JKB") to sell certain assets of PCNS. The total cash consideration was approximately $105,000, plus the assumption of certain liabilities, which resulted in a loss of $1.6 million.

           On December 10, 2003, P-Com acquired the Wave Wireless Networking division of SPEEDCOM Wireless Corporation ("SPEEDCOM") and related assets, in consideration for the issuance to SPEEDCOM of 63,500,000 shares of P-Com's common stock, and the assumption of certain of SPEEDCOM's liabilities, including approximately $1.58 million in notes representing loans by P-Com to SPEEDCOM (the "Acquisition"). Wave Wireless Networking ("Wave Wireless") offers custom broadband wireless access networking equipment, including the SPEEDLAN family of wireless Ethernet bridges and routers, for security-related government, business and residential customers in the U.S. and internationally. Internet service providers, telecommunications carriers and other service providers, and private organizations in the U.S. and internationally use Wave Wireless' products to provide broadband "last-mile" wireless connectivity in various point-to-point and point-to-multipoint configurations at speeds up to 155 megabits per second and from distances up to 25 miles. Wave Wireless' flagship product, SPEEDLAN 9000, offers two key features as market differentiators: 128 bit over-the-air encryption and self-healing mesh networking. Wave Wireless' products provide high-performance broadband fixed wireless solutions specifically designed for building-to-building local area network connectivity and wireless Internet distribution.

           Wave Wireless' wireless products are designed to meet the "backbone" and "last-mile" needs of three distinct market sectors: the government/security market, the service provider market and the enterprise market. Increasingly, the private and the government sector has insisted on products that incorporate security features, resulting in the development of new markets. Specifically, a need for video surveillance and secure communications - whether voice or data - has developed. Video or VoIP (Voice over Internet Protocol) can be transported with special prioritization by the SPEEDLAN products and all data transported in a SPEEDLAN network can be optionally encrypted with Department of Defense approved encryption. The service provider market is comprised of various Internet service providers and telecommunication carriers, which provide fixed wireless broadband Internet connectivity to business and residential customers. The enterprise market is comprised of corporations, schools, universities, governments and the military, which need wireless campus-wide private data networks. In both markets, Wave Wireless' wireless broadband products provide the user with lower cost of ownership and significantly reduced installation time compared to alternative wired solutions.

           As a result of the Acquisition, P-Com has added the SPEEDLAN product family to its license - exempt spread spectrum wireless product portfolio, effectively providing P-Com with a new family of low-cost, high performance wireless routers. In addition, P-Com has gained greater access to the enterprise and government markets through sales channels established by Wave Wireless. While no assurances can be given, P-Com expects that the synergies resulting from the Acquisition will result in increased revenue attributable to its license-exempt products, which are typically sold at substantially higher gross margins than P-Com's licensed products.

           P-Com completed certain financing activities during the year ended December 31, 2003, as follows:

          o In January 2003, P-Com sold 2.1 million shares of its Common Stock to an existing stockholder for aggregate net proceeds of $307,000.

          o During 2003, P-Com closed a series of convertible note financings, resulting in aggregate net proceeds of $2.7 million.

          o In June 2003, P-Com repurchased a portion of its 7% Convertible Subordinated Notes due 2005 ("Convertible Notes"), with a face value of $2.3 million, in exchange for property and equipment valued at $0.8 million, resulting in a gain in the second quarter of $1.5 million.

          o On August 4, 2003, the remaining Convertible Notes, were converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. The principal amount and accrued interest of the remaining Convertible Notes was $21,138,000. See Note 5 to the Consolidated Financial Statements for further details on the terms of P-Com's Convertible Preferred Stock.

          o On September 25, 2003, P-Com fulfilled its outstanding obligation under a credit facility with Silicon Valley Bank and, additionally, renewed the credit facility until September 25, 2004. The renewed credit facility allows for maximum borrowings of up to $4.0 million, subject to borrowing base formulas and certain other restrictions.

          o On October 3, 2003, P-Com closed its Series C Preferred Stock financing, resulting in gross proceeds to P-Com of approximately $11.0 million (the "Series C Financing"). See Note 5 to the Consolidated Financial Statements for further details on the terms of the Series C Convertible Preferred Stock.

          o On December 18, 2003, P-Com closed its second tranche of the Series C Stock Financing, resulting in gross proceeds to P-Com of approximately $2.8 million. See Note 5 to the Consolidated Financial Statements for further details on the terms of the Series C Convertible Preferred Stock.

           P-Com also completed certain other restructuring activities during the year ended December 31, 2003, as follows:

          o P-Com eliminated certain of its point - to - multipoint equipment line, resulting in restructuring charges of $(2,100,000) related to fixed assets impairments and $(2,000,000) related to inventory charges.

          o P-Com reduced the carrying value of other product inventory, resulting in an inventory charge of $(1,000,000) attributable to end of life spread spectrum product, and $(500,000) attributable to P-Com's point-to-point product, which was taken in view of the less than favorable market conditions for that product line.

          o P-Com eliminated approximately $3.4 million of accounts payable for cash during the third and fourth quarters of 2003. The restructurings resulted in gains of $2.5 million recorded in other income in the accompanying Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT PRODUCTS AND GEOGRAPHIC SEGMENTS

INFORMATION ABOUT OUR PRODUCTS

           P-Com's products consist of microwave radios for point - to - point, spread spectrum, and point - to - multipoint networks. The contribution of each product line to total sales was as follows:

                                           YEAR ENDED DECEMBER 31,

PRODUCT LINE                          2003          2002           2001
------------                          ----          ----           ----
Point - to - point                     79%           71%            74%

Spread  Spectrum                       19%           21%            13%

Point - to - multipoint                 3%            7%            13%

                               ---------------  ------------  ------------
                  Total               100%          100%           100%
                               ---------------  ------------  ------------

INFORMATION ABOUT OUR GEOGRAPHIC SEGMENTS

           Because P-Com's products integrate into its customers' network configurations, P-Com follows a geographic approach to management of its segment information, rather than a product approach. Information about P-Com's Geographic Segments can be found in Note 9 to the Consolidated Financial Statements included in this Annual Report.

           P-Com's sales by geographic segment for each year ended December 31, are as follows (in thousands):

                            % of total
Sales                         for 2003          2003          2002          2001
-----                         --------          ----          ----          ----
North America ...........         15%        $ 3,042      $  2,949      $ 16,151
United Kingdom ..........         30%          6,349         5,894        32,361
Continental Europe ......         18%          3,693         4,487         2,289
Asia ....................         28%          5,831        15,018        16,495
Other Geographic
Regions .................          9%          1,926         1,338         5,940
                                 ----        -------      --------      --------
                                 100%        $20,841      $ 29,686      $ 73,236
                                 ====        =======      ========      ========

           Also, see Note 9 to our Consolidated Financial Statements included elsewhere in this Annual Report.

NARRATIVE DESCRIPTION OF OUR BUSINESS

           P-Com develops, manufactures and markets microwave radios for point - to - point, spread spectrum and point - to - multipoint applications for telecommunications networks worldwide. Cellular and personal communications service providers employ P-Com's point-to-point systems to transmit data between remote tower sites and switching centers. Network service providers and Internet service providers are able, through the deployment of P-Com's equipment and systems, to respond to the demands for high-speed wireless access services, such as Internet access associated with business-to-business and e-commerce business processes. Through deployment of P-Com's systems, network providers can quickly and efficiently establish integrated Internet, data, voice and video communications for their customers, then expand and grow those services as demand increases.

INDUSTRY BACKGROUND

           During the 1990s, the demand for additional multimedia infrastructure, and in particular Internet usage growth, fueled network expansion using both wireline and wireless protocols. Speed, reliability and economies of scale are the key elements inherent in commercially successful networked systems. Broadband wireless access was found to supply an efficient and particularly economical means to meet this growing demand for information transfer. Wireless networks are constructed using microwave radios and other equipment to connect cell sites, wireline and other fixed asset systems. P-Com's broadband wireless products and services are targeted to add value to the integrated service providers and wireless telephone operators globally. P-Com's products are designed to be frequency specific by country, if required.

           The broadband wireless market developed into two commercially recognized architectures for voice and data transmission: point - to - point and point - to - multipoint. P-Com has developed and sold equipment in commercial quantities for both formats. P-Com does not provide products for wireline sub-sectors of the telecommunications market, including wireline systems and cable systems. Since 2000, system build out has suffered a significant slowdown in the United States, Latin America, and European telecommunications markets. Demand for wireless broadband products remains deeply depressed. P-Com cannot ensure the proliferation of its products or guarantee a given market share of the global telecommunications equipment market in future years. Additionally, there are competing technologies which service the telecommunication sector's hardware demands.

BROADBAND WIRELESS IMPLEMENTATION

           Global deregulation of telecommunications markets and the related allocation of radio frequencies for broadband wireless access transmission has spurred competition to supply wireless-based systems as a cost-effective alternative to traditional wireline service delivery systems. Broadband wireless systems are competitive due to the relatively short set-up and deployment time, high return on capital investment, and ability to connect customers quickly once the transmission hardware and software infrastructure are in place. Moreover, network operators can mitigate the risk of "stranded capital costs" inherent in wireline hardware. Such systems do not scale as well as the wireless alternatives as user's needs expand or change over time.

           End users who need to transport information from one location to another have a choice of wired or wireless solutions. Wired solutions typically take the form of lines that are leased from telephone companies. The associated lease payments tend to be less attractive than the cost of ownership of a wireless digital microwave system. Wireless transmission of voice, data and video traffic has become a desirable alternative to wired solutions due to its advantages in cost, speed of deployment, reliability, range, and ease of installation, especially in developing countries. Incumbent telephone companies also are historically slow to deploy leased lines, especially when the user is a cellular operator who essentially competes directly with them. Wireless digital microwave radios, on the other hand, can be deployed immediately upon receiving location rights. P-Com believes, particularly in a time of stringent capital asset rationalization, the wireless choice will be the preferred choice because it is both economical and effective.

GLOBAL PRIVATIZATION AND DEREGULATION: STIMULI TO BROADBAND WIRELESS ACCESS
GROWTH

           In many parts of the world, telecommunications services are inadequate, unreliable or non-existent due to the lack of existing infrastructure. Additionally, many such countries have privatized the state-owned telecommunications monopoly and have opened their markets to competitive network service providers. P-Com believes competitive service providers in such markets often find deployment of wireless broadband the quickest, most economical and scalable means of providing reliable, modern telecommunications services.

NETWORK ARCHITECTURE BOTTLENECKS

           Fiber optic networks have received much attention because of the speed and quality associated with the technology. Increasingly, network service providers are constructing fiber optic interoffice backbones to meet the significant demand created by Internet and data, video conferencing, and voice services. To satisfy the growing user demand for high-speed access, the fiber optic channels would (if not supplemented by other systems) have to extend all the way into the buildings in which the users reside. The fiber optic channel usually ends short of the building, at the beginning of the "last mile." Thus, users are often forced to use slower dial-up modem connections and ISDN (Integrated Services Digital Network) services, or ADSL (Asymmetrical Digital Subscriber Line) service, with its inherent distance limitations. This local access "bottleneck" denies users the real benefits afforded by fiber optic backbones because the highest speed that users can experience is limited by the local access portion of their end-to-end connection. To overcome such limitations in a quick and efficient manner, P-Com believes a broadband wireless solution is attractive to incumbent and competitive carriers alike because the local access speed restrictions are eliminated with broadband wireless equipment.

THE P-COM STRATEGY

           P-Com's goal is to be a leading worldwide supplier of high-performance point - to - point licensed band and spread spectrum point - to
- point and point - to - multipoint license - exempt band wireless access equipment. P-Com's strategy to accomplish this objective is to:

          o Focus on point - to - point licensed and spread spectrum point - to - point and point-to-multipoint microwave markets. P-Com designs products specifically for the millimeter wave (licensed band) and spread spectrum (license - exempt band) microwave frequency bands. P-Com has designed its core architecture to optimize the systems for operation at millimeter and microwave frequencies.

          o Continue expansion of P-Com's identified global market opportunities. P-Com has met the standards established by the European Telecommunications Standards Institute ("ETSI") and achieved regulatory approval for P-Com systems in Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, Latvia, France, Germany, Greece, Hungary, Italy, Japan, Jordan, Mexico, Saudi Arabia, Spain, and the United Kingdom, as well as the United States. P-Com continues to seek to obtain type approval in other countries as the markets develop and the need arises. P-Com maintains international sales and/or support offices in Italy, China, Singapore and the United Kingdom.

          o Build and sustain manufacturing cost advantage. P-Com has designed its system architecture to reduce the number of components incorporated into each system, and to permit the use of common components and "building blocks" across the range of P-Com products. This approach assists in manufacturing cost reduction through volume component purchases and by enabling a standardized manufacturing process.

          o Outsource manufacturing to reduce costs. Following the acquisition of Wave Wireless, P-Com shut down Wave Wireless' manufacturing facility in Sarasota, Florida, and is relying on a contract manufacturer to manufacture the SPEEDLAN product beginning in January 2004. P-Com has also entered into an arrangement to outsource manufacturing of its point - to - point products. Utilization of turnkey contract manufacturers eliminates expensive in-house manufacturing assembly, and provides P-Com with the ability to scale up or down as market conditions dictate.

          o Exploit engineering synergies. Due to similarities among P-Com's product lines, P-Com has created new design architectures that strive to obtain commonality in different products. This approach reduces manufacturing costs and affords improved time to market and feature sets.

          o Maximize P-Com's customers' revenue. One of the main objectives of the access providers who buy broadband wireless products from P-Com or P-Com's competitors is the establishment of an access system that enables them to derive from their allocated frequency bandwidth the maximum amount of revenue-producing traffic, also known as "throughput." The greater the "throughput" capability of a wireless broadband system, the greater the access provider's revenue production potential. Because P-Com's products are scaleable, users can quickly maximize throughput-utilizing software alone to meet network demands. This allows network operators to make optimum use of their allocated frequency bandwidth, thus maximizing revenue.

          o Leverage and maintain software leadership. P-Com differentiates its systems through proprietary software embedded in the Indoor Unit, Outdoor Unit, and in the Windows and SNMP-based software tools. This software is designed to allow P-Com to deliver to its customers a high level of functionality that can be easily reconfigured by the customer to meet changing needs. Software tools are also used to facilitate network management.

          o Leverage the distribution and sales network established by Wave Wireless to increase sales of P-Com's license - exempt point - to
               - point spread spectrum products in domestic and international markets. Wave Wireless maintains a significant sales presence both internationally and domestically. With the addition of Wave Wireless' products, P-Com's sales force will now be able to offer a more complete solution within the newly-enhanced sales channel.

RANGE OF PRODUCT CHOICES

           Overview. P-Com offers access providers around the world a range of wireless systems that encompass point - to - point wireless broadband, and point
- to - point and point - to - multipoint spread spectrum systems, with each product targeting a specific market.

           Point - to - point wireless broadband systems are typically deployed by cellular operators for wireless cellular interconnect and backhaul. Cellular interconnect comprises any of the wireless connections between a Base Station Transceiver, Base Station Controller, and Mobile Switching Center. Backhaul, or the transport of cellular traffic between mobile wireless towers and the mobile switching office on cellular phone networks, is a typical application for point
- to - point equipment.

           Point - to - point wireless broadband is a dedicated link wireless technology enabling voice and data services between a subscriber and the network. For each new subscriber using this service, the network service provider provides a separate set of dedicated access equipment. As mobile service usage continues to grow, cellular service providers will have to continue to scale down existing cells into smaller ones to reuse precious spectrum. With each such division of cells comes opportunity for new wireless point - to - point applications because of the need for more backhauls.

           Spread spectrum radios are license - exempt, therefore avoiding the requirement to obtain the Federal Communication Commission's approval (or other regulatory body in foreign countries) before P-Com equipment is deployed, and they are generally less expensive than licensed products. They are sold through Value Added Resellers and system integrators for private and public networks, providing last-mile wireless connectivity.

           Internet service providers and system operators typically use point - to - multipoint where bandwidth availability is critical to profitable system operation. Point - to - multipoint broadband wireless service is a wireless technology that provides high-speed access service. This service can be rapidly deployed; it is highly efficient, reliable and scalable; it is cost-effective because it can serve many subscribers from one hub; and it can be expanded as demand for service dictates. Nonetheless, P-Com's and its competitors' point - to - multipoint products, operating in the high bandwidth licensed spectrum, have not gained sufficient market share in the wireless broadband market, and it is unclear when sales of these products will materialize, if at all. However, the license - exempt point - to - multipoint market remains strong, especially with the recent popularity of wireless Internet products.

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

           Wave Wireless. As a result of the acquisition of the Wave Wireless division of SPEEDCOM Wireless Corporation, P-Com is able to offer additional wireless broadband equipment, serving the enterprise market. Wave Wireless' high performance wireless bridge/router systems connect existing enterprise local area networks for point - to - point and point - to - multipoint, campus area, or metropolitan area networks. Within the current product line, Wave Wireless offers eight SPEEDLAN products, which use license - exempt radio frequencies to communicate at 11 megabits per second, at distances up to 25 miles, and two OEM licensed microwave products, which use licensed radio frequencies to communicate at 52 or 155 megabits per second, at distances up to ten miles. Because the performance and distance a particular product is capable of reaching varies depending on the end-user's network configuration, topography, and other engineering variables, these network performance values may vary from application to application.

           P-Com intends to develop additional SPEEDLAN products with smaller size, greater functionality and greater ease of use for new markets, including developing a next generation of fixed wireless broadband products, which are to be based on the 802.11a/g and/or 802.16 standards, operating in the 5.7 gigahertz band. P-Com expects that the new products will deliver throughput at rates up to 54 megabits per second, which is nearly five times as fast as today's SPEEDLAN products. P-Com intends to utilize a proprietary board design and software acquired from SPEEDCOM, utilizing many off - the - shelf radio components available from one of several manufacturers of 54 megabits per second radio chip sets (currently being developed).

TECHNOLOGY

           P-Com's technological approach to point - to - point and spread spectrum digital microwave radio systems is, in P-Com's opinion, meaningfully different from conventional approaches. Through the use of proprietary designs, P-Com can quickly produce highly integrated, feature-rich systems. The results of these integrated designs are reliability, ability to customize customer specific designs and continuing ability to be cost competitive, particularly in the current market.

           P-Com's products are optimized for streamlined components, immunity to noise and interference, ease of high-volume manufacturing and installation. Yet, P-Com's radios contain superior features. Equally important, because critical components and building blocks perform common functions across different product lines, P-Com's design philosophy is to design sections of each radio in a way that enables the designs to be reused with little or no modification in a different product line.

           P-Com's point - to - point and spread spectrum microwave radios consist of three primary assemblies: the Indoor Unit, the Outdoor Unit and the antenna. The Indoor Unit houses the digital signal processing and interfaces to the Outdoor Unit via a single coaxial cable. The Outdoor Unit, a radio frequency drum or enclosure, which is installed outdoors, establishes the specific frequencies for transmitting and receiving data. The antenna interfaces directly with the Outdoor Unit via proprietary P-Com technology.

           Software embedded in P-Com's systems allows the user to easily configure and adjust system settings such as frequency, power, and capacity without manual tuning and mechanical adjustments. Software provided with P-Com's systems includes PC-based sophisticated diagnostics, maintenance, network management, and system configuration tools.

           Competing systems also employ the Indoor Unit/Outdoor Unit concept but P-Com's products are differentiated by how P-Com implements the components within the Indoor Unit and Outdoor Unit. By moving many frequency-sensitive components to the Outdoor Unit, the user is afforded improved reliability, lower cost and easier interchangeability.

           P-Com believes that its spread spectrum products are industry leaders, especially with P-Com's latest product release line of AirPro Gold
(TM). AirPro Gold represents P-Com's latest generation of license - exempt spread spectrum radios that address many markets including wireless Internet and the voice and data, or E1 market. Rather than develop separate products for each market and application, P-Com created a single radio architecture that offers the ability to rapidly and reliably change the interface of the radio depending on the application. By inserting a series of plug-in modules, the radio interface can be changed to connect to different types of services. The simplest model, AirPro Gold.Net, offers wireless Internet connectivity via an ethernet port to address the wireless Internet and Hotspot markets. The voice and data market requires a different network interface to connect to the network. By simply installing a plug-in module, AirPro Gold.Net is transformed into a completely different product, AirPro Gold E1. Thus, the functionality is changed from a wireless Internet radio to a 4 Mbps or E1 point - to - point radio. Additional advantages of this architecture are simplified stocking and the ability to change the radio interface as dictated by customer requirements. No other broadband wireless radio company presently offers such diverse functionality.

SERVICES

           On April 30, 2003, P-Com entered into an Asset Purchase Agreement with JKB Global, LLP to sell certain assets of P-Com Network Services, Inc., P-Com's discontinued service business. The total cash consideration was approximately $105,000, plus the assumption of certain liabilities. The sale of P-Com Network Services, Inc. was consummated on April 30, 2003.

MANUFACTURING AND TESTING

           P-Com's Campbell, California facility received its initial ISO 9001 registration in December 1993, and maintains a current certification. P-Com's ISO 9001 registration for the United Kingdom sales and customer support facility was received in 1996 and it has current certifications; P-Com's ISO 9001 registration for the Tortona facility in Italy was first received in 1996 and it has current certification. P-Com's production facility in Melbourne, Florida was ISO 9001 certified in 1999. On December 15, 2003, P-Com successfully upgraded to ISO 9001:2000.

           Once a system reaches commercial status, P-Com contracts with one or more of several turnkey manufacturers to build radio system units in commercial quantities. For example, in February 2004, P-Com entered into an agreement with Velocitech to provide full turnkey production of Wave Wireless' SPEEDLAN family of products. In addition, in December 2003, P-Com entered into an agreement with Able Electronics Corporation to provide full turnkey production of P-Com's Encore product line by the second quarter of 2004. Utilization of these manufacturers relieves P-Com of expensive investments in manufacturing facilities, equipment, and parts inventories. This strategy enables P-Com to quickly scale to meet varying customer demands and changes in technology.

           P-Com tests and manufactures certain of its systems in P-Com's California, Italy and Florida locations prior to shipment to its customers. Testing includes the complete Indoor-Outdoor unit assembly, thereby providing customers with a completely tested end-to-end system.

           P-Com's designs make every effort to use components that are readily available from multiple sources, but in some cases, components that are single source or sole source must be used. Most manufacturers provide P-Com with advanced notice of the discontinuation of a device, but in the current depressed economy, some manufacturers have discontinued components with little or no notice. When components are discontinued, it may cause a significant expense to redevelop a replacement component and may even disrupt the flow of products from P-Com's manufacturing facilities.

SALES CHANNELS AND P-COM CUSTOMERS

           P-Com's wireless access systems are sold internationally and domestically directly through its own sales force, as well as through strategic partners, distributors, systems integrators, and original equipment manufacturers.

         For the years ended December 31, 2003, 2002, and 2001, our significant customers, and their respective percent contribution to our sales are as follows:

         Customer                            2003      2002      2001
         --------                            ----      ----      ----
MynTahl Corporation                           13%       14%       --
Orange Personal Communications System         18%       11%       23%
Vodafone (Mannesmann)                         13%        7%        9%
T-Mobile                                      12%        4%       19%
TelCel                                         7%       --        --
Total                                         63%       36%       51%





           During 2003, sales to MynTahl Corporation and Orange Personal Communications System accounted for 13% and 18% of P-Com's total sales, respectively. P-Com expects that sales to a relatively small number of customers will continue to account for a high percentage of its sales in the foreseeable future. Although the composition of P-Com's largest customer group may vary from period to period, the loss of a significant customer or a major reduction in orders by any significant customer, through reductions due to market, economic or competitive conditions in the telecommunications industry, may adversely affect its business, financial condition, and results of operations. While P-Com generally enters into written agreements with its major customers, P-Com generally does not provide for minimum purchase commitments. P-Com's ability to maintain or increase its sales in the future will depend, in part, upon its ability to obtain orders from new customers as well as the financial condition and success of P-Com customers, and the economy in general.

           P-Com's product sales segment is located primarily in the United States, with manufacturing and/or sales support operations in Italy, the United Kingdom, Singapore, and China. P-Com develops, manufactures and/or markets networks access systems for use in the worldwide wireless telecommunications market. P-Com's sales in China are currently substantially dependent on sales to MynTahl Corporation. P-Com is in the process of developing additional sales channels into the China market.

           P-Com's backlog was approximately $6.4 million as of December 31, 2003, compared to approximately $2.9 million as of December 31, 2002. The increase was principally due to increased product repair and refurbishment orders. P-Com includes in backlog only those firm customer commitments to be shipped within the following twelve months. A significant portion of P-Com's backlog that is scheduled for shipment in the twelve months following December 31, 2003 can be cancelled, since orders are often made substantially in advance of shipment, and most of P-Com's contracts provide that orders may be cancelled with limited or no penalties for a specified period before shipment. Therefore, backlog is not necessarily indicative of future sales for any particular period.

RESEARCH AND DEVELOPMENT

           P-Com has a continuing research and development program to enhance its existing systems and related software tools and to introduce new systems. P-Com invested approximately $6.1 million, $12.7 million and $19.8 million in 2003, 2002, and 2001, respectively, in research and development efforts. P-Com expects to continue to invest material resources in research and development to maintain superior features creating value for many customers.

           P-Com's research and development efforts can be classified into two distinct efforts: (1) increasing the functionality of its point - to - point, point - to -multipoint and spread spectrum radio systems under development by adding additional frequencies and capacities to its product lineup, its network management system software offering, and developing other advancements to radio systems, and (2) integrating new functionality to extend the reach of its products into the customers' networks, such as access technology which allows the customer to manage telecommunications services at its site and to integrate voice, data, video and facsimile into one offering. P-Com's current efforts may not result in new product introductions or material modifications to existing products. The wireless telecommunications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards globally.

           P-Com's ability to be competitive in this market will depend in significant part upon its ability to successfully develop, introduce, and sell new systems and enhancements and related software tools on a timely and cost-effective basis that respond to changing customer requirements. P-Com has experienced and may continue to experience delays from time to time in completing development and introduction of new systems, and enhancements for related software tools. P-Com has in place a Product Qualification / Quality Assurance structure that ensures product acceptance in the marketplace before and after commencement of commercial shipments.

SALES AND MARKETING

           P-Com's sales and marketing efforts are directed from P-Com's corporate offices in Campbell, California. P-Com has sales operations and customer support facilities in the United Kingdom and Italy that serve the European market, and in China and Singapore for Asian markets. Internationally, P-Com uses a variety of sales channels, including system integrators, original equipment manufacturers, dealers, and local agents. P-Com also sells directly to its customers. P-Com has established agent relationships in numerous other countries in the Asia/Pacific region, the Middle East, Latin America, and Europe.

           Typically, P-Com's sales process commences with the solicitation of bids by prospective customers. If selected to proceed further, P-Com may provide systems for incorporation into system trials, or P-Com may proceed directly to contract negotiations. When system trials are required and successfully completed, P-Com then negotiates a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed and/or enhanced.

           P-Com believes that, due to the complexity of its radio systems, a high level of technical sophistication is required on the part of P-Com's sales and marketing personnel. In addition, P-Com believes that after-sale customer service programs are fundamental to customer satisfaction and the potential for follow-on business. New customers are provided engineering assistance for installation of the initial units as well as varying degrees of field training depending upon the customer's technical aptitude. All customers are provided telephone support via a 24-hour customer service help desk. P-Com's customer service efforts are supplemented by P-Com system providers.

COMPETITION

           The worldwide wireless communications market is very competitive. P-Com's wireless radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. P-Com has experienced competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services, including Alcatel Network Systems, Alvarion, Stratex Networks, Ericsson, Fresnel, Harris-Farinon Division, NEC, Nokia, Nortel, Sagem, SIAE, Hughes Network Systems and Proxim. Many of these companies have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com.

           P-Com may also face competition in the future from new market entrants offering competing technologies. P-Com's results of operations may depend in part upon the extent to which customers who choose to rely on wireless strategies, elect to purchase from outside sources rather than develop and manufacture their own radio systems. Customers may choose not to rely on, or expand, their reliance on P-Com as an external source of supply for their radio systems. Recently, some of P-Com's competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies.

           Competition is especially intense during the current period of depressed demand for telecommunications infrastructure equipment. P-Com expects its competitors to continue to improve the performance and lower the price of their current products, and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by P-Com's competitors prior to its introduction of competing technology could cause a significant decline in sales or loss of market acceptance of P-Com systems or intense price competition, or make P-Com systems or technologies obsolete or noncompetitive. P-Com has experienced significant price competition and expects price competition to intensify in view of the continued market downturn. This has adversely affected P-Com's gross margins and business, financial condition and results of operations. P-Com believes that its ability to continue to compete successfully is based on factors both within and outside of P-Com's control. Timing of new product line introductions, performance characteristics of P-Com's equipment and the ability of P-Com's own customers to be successful all play key roles. P-Com will continue to be required to expend significant resources on new product development, cost reduction and enhancements.

           The principal elements of competition in P-Com's market, and the basis upon which customers may select P-Com's systems, include price, performance, software functionality, and ability to meet delivery requirements and customer service and support.

GOVERNMENT REGULATION

           Radio telecommunications are subject to extensive regulation by the United States and foreign governmental agencies and international treaties. P-Com's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the limited availability of frequency spectra has inhibited growth of wireless telecommunications networks.

           In order for P-Com to operate within a specific country's jurisdiction, P-Com must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless telecommunications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by P-Com and its customers, which in turn may have prevented or delayed the sale of systems by P-Com to such customers.

           The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of operations in that particular jurisdiction. These regulations and changes could require P-Com to modify its products and incur substantial costs and delays to comply with these time-consuming regulations and changes. In addition, P-Com is also affected by the regulation, allocation and auction of radio frequency spectrum by domestic and international authorities. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. If personal communications service operators and others are delayed in deploying their systems, P-Com could experience delays in orders for its products. Failure by the regulatory authorities to allocate suitable frequency spectrum could adversely affect P-Com's business, financial condition and results of operations.

           The regulatory environment in which P-Com operates is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact P-Com's operations by restricting the development efforts of its customers, making current systems obsolete or increasing the opportunity for additional competition. Any of these regulatory changes, including changes in the allocation of available spectrum, could adversely affect P-Com's business and results of operations. P-Com might deem it necessary or advisable to modify its systems in order to operate in compliance with applicable regulations. These modifications could be extremely expensive and time consuming to implement.

INTELLECTUAL PROPERTY

           P-Com relies on its ability to obtain and enforce a combination of patents, trademarks, trade secrets, copyrights, and a variety of other measures to protect P-Com's intellectual property rights, including patents and copyrights on its proprietary software. P-Com generally enters into confidentiality and nondisclosure agreements with service providers, customers and others, and to limit access to and distribution of P-Com's proprietary technology. P-Com also enters into software license agreements with its customers and others. However, these measures may not provide adequate protection for P-Com's trade secrets and other proprietary information. Disputes over the ownership of P-Com's intellectual property rights may still arise and P-Com's trade secrets and proprietary technology may otherwise become known or be independently developed by competitors. Any patent owned by P-Com may be invalidated, circumvented or challenged, the rights granted thereunder may not provide competitive advantages to P-Com or any of P-Com's pending or future patent applications may not be issued with the scope of the claims sought by P-Com, if at all. Furthermore, others may develop similar products or software, duplicate P-Com's products or software or design around the patents owned by P-Com, or third parties may assert intellectual property infringement claims against P-Com. In addition, foreign intellectual property laws may not adequately protect P-Com's intellectual property rights abroad. Failure to protect P-Com's proprietary rights could adversely affect P-Com's business, financial condition, and results of operations.

           Litigation may be necessary to enforce P-Com's patents, copyrights, and other intellectual property rights, to protect P-Com's trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources and could adversely affect P-Com's business, financial condition and results of operations regardless of the outcome of the litigation. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and these assertions may adversely affect P-Com's business, financial condition, and results of operations. If any claims or actions are asserted against P-Com, P-Com may seek to obtain a license under a third party's intellectual property rights. However, a license may not be available under reasonable terms or at all. In addition, if P-Com decides to litigate these claims, the litigation could be extremely expensive and time consuming and could adversely affect P-Com's business, financial condition and results of operations, regardless of the outcome of the litigation.

EMPLOYEES

           As of January 1, 2004, P-Com and its subsidiaries employed a total of 172 employees, including 78 in Operations, 23 in Research and Development, 47 in Sales and Marketing and 24 in Administration. Twenty-four of P-Com's employees were added on December 10, 2003 as a result of the acquisition of Wave Wireless. P-Com believes that future results of operations will depend in large part on its ability to attract and retain highly skilled employees. None of P-Com's employees are represented by a labor union, and P-Com has not experienced any work stoppages to date.

ITEM 2.    PROPERTIES



                                                                                         Square
Location of Lease Facility               Functions                                       Footage                 Date Lease Expires
------------------------------          --------------------------                       ---------               ------------------

Headquarters, Campbell, CA        Administration/Customer
                                  Support/Sales/Engineering;
                                  Manufacturing                                            61,000                  November 2005

Redditch, England                 Warehouse/Operations                                      6,800                  September 2004

Melbourne, FL (1)                 Research/Development/Warehouse                            8,697                  July 2004

Beijing, China                    Sales/Customer Support                                    3,180                  July 2004

Sarasota, FL                      Sales/Customer Support                                   16,522                  November 2015

Sarasota, FL                      Manufacturing                                              8,000                 February 2006

Shanghai, China                   Sales/Customer Support                                    1,115                  August 2004



(1) This facility's lease was amended in April 2003, reducing the square footage from 22,225 to 8,697 square feet. By agreement with Velocitech, P-Com expects to terminate its obligations under the lease by April 2004.

      P-Com Italia, S.p.A., owns and maintains its corporate headquarters in Tortona, Italy. This facility, consisting of approximately 36,000 square feet, provides design, test, manufacturing, mechanical, and warehouse functions.

ITEM 3.    LEGAL PROCEEDINGS

           On June 20, 2003, Agilent Financial Services, Inc. filed a complaint against P-Com for Breach of Lease, Claim and Delivery and Account Stated, in the Superior Court of the State of California, County of Santa Clara. The amount claimed in the complaint is $2,512,509, and represents accelerated amounts due under the terms of capitalized equipment leases of P-Com. On June 27, 2003, the parties filed a Stipulation for Entry of Judgment and Proposed Order of Dismissal of Action Without Prejudice. Under the terms of the Stipulation, P-Com paid Agilent $50,000 on July 15, 2003, $100,000 on September 1, 2003, and is obligated to pay monthly payments of $50,000 for fourteen months, from October 1, 2003, up to and including November 1, 2004, and $1,725,000 on December 1, 2004. As a result of the Stipulation, judgment under the Complaint will not be entered unless and until P-Com defaults under the terms of the Stipulation. In the event P-Com satisfies each of its payment obligations under the terms of the Stipulation, the complaint will be dismissed, with prejudice.

           On April 4, 2003, Christine Schubert, Chapter 7 Trustee for Winstar Communications, Inc. et al, filed a Motion to Avoid and Recover Transfers Pursuant to 11 U.S.C. Sections 547 and 550, in the United States Bankruptcy Court for the District of Delaware and served the Summons and Notice on July 22, 2003. The amount of the alleged preferential transfers to P-Com is approximately $13.7 million. P-Com has filed a response to the Motion that the payments made by Winstar Communications, Inc. are not voidable preference payments under the United States Bankruptcy Code. Subject to approval by the Bankruptcy Court, P-Com and Winstar have agreed to settle all preference claims for $100,000, and a motion is currently pending before the Court to approve the settlement.

           In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of certain claims made by the consultants. P-Com believes that the claims are wholly without merit and, while no assurances can be given, that the claims will be rejected.

           Other than the ongoing amounts claimed by Christine Schubert, Chapter 7 Trustee for Winstar Communications, Inc., the amount of ultimate liability with respect to each of the currently pending actions is less than 10% of P-Com's current assets. In the event P-Com is unable to satisfactorily resolve these and other proceedings that arise from time to time, its financial position and results of operations may be materially affected.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At our Annual Meeting of Stockholders held on December 2, 2003, the following individuals were elected to the Board of Directors:


                                          VOTES FOR             VOTES WITHHELD
                                          ---------             ---------------


           John A. Hawkins                138,317,756           4,115,062


           Samuel Smookler                136,002,409          6,430,409


           Messrs. Fred R. Fromm's and R. Craig Roos' term of office as a director continues until the 2004 Annual Meeting of Stockholders, and Messrs. George P. Roberts' and Brian T. Josling's term of office as a director continues until the 2005 Annual Meeting of Stockholders.



           The following proposals were also approved at our Annual Meeting:

----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------

                                                                  Shares Voted For   Shares Voted         Shares         Broker Non
                                                                                        Against          Abstaining        -Votes
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
Approve the proposal to amend P-Com's Certificate of
Incorporation to increase the number of shares of authorized
Common Stock from 69,000,000 shares to 700,000,000 shares.          139,458,080        2,040,558         1,097,093           -0-
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------

Approve the proposal to amend P-Com's Certificate of
Incorporation authorizing a reverse split of P-Com's Common         132,169,911        9,324,018          897,635            -0-
Stock at a ratio between 1-for-10 and 1-for-30.
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------

Approve the proposal to amend P-Com's bylaws to permit the
issuance of securities that are convertible, exercisable or
exchangeable into shares of P-Com's Common Stock having a           122,006,885        2,005,808          976,284        17,606,754
conversion, exercise or exchange price that is subject to
downward adjustment.
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------

Approve the price-based antidilution features of certain
convertible securities.                                             121,805,466        1,960,727         1,018,617       17,606,754
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------

Approve the proposal to amend P-Com's 1995 Stock Option/Stock
Issuance Plan.                                                      118,168,625        5,058,726         1,557,459       17,606,754
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------

Approve the appointment of Aidman, Piser & Company as
independent accountants for the fiscal year ended December 31,      135,958,416         880,359          5,756,957           -0-
2003.
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------

Approve the proposal granting P-Com's management discretionary authority to adjourn the annual meeting to a date(s) not later
than December 31, 2003, to solicit additional proxies in favor      132,788,625        5,054,831         4,752,276           -0-
of the proposals listed above.
----------------------------------------------------------------- ----------------- ----------------- ----------------- ------------


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           P-Com's Common Stock was quoted in the Nasdaq SmallCap Market under the symbol PCOM, until March 10, 2003. Because P-Com did not meet certain listing requirements, including a minimum bid price of $1.00 per share, P-Com's Common Stock was delisted from the SmallCap Market and now trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. This status change could result in a less liquid market available for existing and potential stockholders to trade shares of P-Com's stock and could ultimately further depress the trading price of P-Com's Common Stock. In addition, P-Com's Common Stock is subject to the Securities Exchange Commission's ("SEC") "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell P-Com's Common Stock and may affect the ability of holders to sell the Common Stock in the secondary market, and the price at which a holder can sell the Common Stock.

              The following table sets forth the range of high and low sale prices of P-Com's Common Stock, as reported on the Nasdaq SmallCap Market and OTC Bulletin Board for each quarter in 2003 and 2002. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

              As of March 10, 2004, there were 909 stockholders of record of P-Com's Common Stock.

                                               PRICE RANGE OF COMMON STOCK
                                       ----------------------------------------
                                              HIGH                    LOW
                                     -------------------  ---------------------
Year Ended December 31, 2002:
   First Quarter                      $         0.37            $   0.13
   Second Quarter                               0.36                0.09
   Third Quarter                                0.82                0.19
   Fourth Quarter                               0.38                0.15

Year Ended December 31, 2003:
   First Quarter                      $         0.31             $  0.09
   Second Quarter                               0.13                0.06
   Third Quarter                                0.34                0.09
   Fourth Quarter                               0.28                0.14

RECENT SALES OF UNREGISTERED SECURITIES

              On December 18, 2003, P-Com issued 2,000 shares of Series D Convertible Preferred Stock (the "Series D Financing") with a stated value of $1,000 per share, in partial consideration for the extinguishment of its obligations under three promissory notes in the aggregate principal amount of $2.0 million. Each share of Series D Convertible Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value, divided by an initial conversion price of $0.15. Based on this conversion price, the outstanding shares of Series D Convertible Preferred Stock are convertible into approximately 13,333,333 shares of P-Com Common Stock. However, no holder of Series D Convertible Preferred Stock may convert its shares into shares of Common Stock if the conversion would cause the holder or any of its affiliates, individually or in the aggregate, to beneficially own more than 9.999% of P-Com's outstanding Common Stock. As of March 10, 2004, none of the outstanding shares of Series D Convertible Preferred Stock had been converted into shares of Common Stock. The number of shares of Common Stock issuable upon conversion of the Series D Convertible Stock is subject to adjustment for stock splits, stock dividends, and similar transactions.

              On December 10, 2003, P-Com consummated its acquisition of substantially all of the assets of SPEEDCOM Wireless Corporation, and in consideration for those assets, P-Com issued 63,500,000 shares of its Common Stock to SPEEDCOM Wireless Corporation, and assumed certain of its liabilities, including approximately $1.58 million in notes representing loans by P-Com to SPEEDCOM.

              During the fourth fiscal quarter of 2003, P-Com issued 1,363,636 shares of its Common Stock to United Manufacturing Assembly, Inc. ("UMAI"), in consideration for the reduction of $150,000 in accounts payable to UMAI.

              In December 2003, P-Com issued warrants to purchase 350,000, 2,600,000 and 3,600,000 shares of its Common Stock to Carlos Belfiore, Sam Smookler and Cagan McAfee Capital Partners, LLC ("CMCP"), respectively, in consideration for a reduction in the number of options granted to Messrs. Belfiore and Smookler and CMCP. This reduction in the number of options was due to a limitation in the maximum number of shares issuable to any single person or entity under P-Com's 1995 Stock Option/Stock Issuance Plan.

              No underwriters were involved in the foregoing stock transactions. The securities issued in connection with each of the above financings were issued private transactions, in reliance on an exemption from registration under
Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, because each offering was a non-public offering to accredited investors.

DIVIDENDS

              To date, we have not paid any cash dividends on shares of our Common Stock or Series C Preferred Stock. We currently anticipate that we will retain any available funds for use in the operation of our business, and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS


The following table sets forth the securities reserved for issuance under equity compensation plans of P-Com at December 31, 2003:

Plan category
Number of securities to Weighted-average exercise Number of securities remaining




                                          Number of securities                                 Number of securities remaining
                                           to be issueed upon           Weighted-average         available for future issuance
                                                excise of               excise price of          under equity compensation
                                          outstanding options,          outstanding options       plans (excluding securities
                                            warrants and rights         warrants and rights        reflected in column (a))

                                                    (a)                       (b)                            (c)
Equity compensation plans approved by
security holders                                 33,121,190                  $0.88                        43,538,276

Equity compensation plans not approved
by security holders (1)                          23,276,612                  $0.11                            N/A

Total                                            56,397,802                  $0.50                        43,538,276



              (1) P-Com issued warrants as compensation to certain placement agents in connection with P-Com's equity financings. These warrants represent 16,726,612 shares of Common Stock. P-Com issued warrants representing 6,550,000 shares of Common Stock to certain consultants and employees of P-Com in consideration for a reduction in the number of options granted to such parties. This reduction in the number of options was due to a limitation in the maximum number of shares issuable to any single person or entity under P-Com's 1995 Stock Option/Stock Issuance Plan.

ITEM 6.      SELECTED FINANCIAL DATA

              Our selected financial data, set forth below, should be read in conjunction with our "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                          STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                    2003 (2)           2002 (3)         2001 (4)     2000(5)(6)           1999(7)
                                             -----------------  ---------------- --------------- --------------  -----------------

Sales                                                $ 20,841          $ 29,686        $ 73,236       $183,606           $116,409
Cost of sales                                          20,604            30,777          94,890        160,965            107,378
                                             -----------------  ---------------- --------------- --------------  -----------------
Gross profit (loss)                                       237            (1,091)        (21,654)        22,641              9,031

Operating expenses:
 Research and development                               6,099            12,745          19,800         20,241             32,431
 Selling and marketing                                  3,557             6,621           7,637         11,371             16,519
 General and administrative                             5,607            10,750          26,070         18,181             18,090
 Goodwill impairment / amortization                         -            11,409           8,034         19,550              6,547
 Restructuring and other charges                        3,712                 -               -              -              3,300
                                             -----------------  ---------------- --------------- --------------  -----------------
Total operating expenses                               18,975            41,525          61,540         69,343             76,887
                                             -----------------  ---------------- --------------- --------------  -----------------

Income (loss) from operations                         (18,738)          (42,614)        (83,194)       (46,702)           (67,856)
 Interest expense                                      (2,249)           (2,457)         (1,946)        (4,629)            (8,175)
 Gain on sale of a subsidiary  (8)                          -                 -           9,814              -             -
 Gain on redemption of notes                            6,499             1,393               -          1,890             13,239
 Other income (expense), net                            3,739            (1,314)           (619)        (3,736)            (2,537)
                                             -----------------  ---------------- --------------- --------------  -----------------
 Income (loss) from continuing
  operations before income taxes,
  and cumulative effect of change
  in accounting principle                             (10,749)          (44,992)        (75,945)       (53,177)           (65,329)
 Provision (benefit) for income
  taxes                                                     -              (470)           (618)        10,917              1,407
                                             -----------------  ---------------- --------------- --------------  -----------------
 Loss from continuing
  operations before cumulative
  effect of change in accounting principle            (10,749)          (44,522)        (75,327)       (64,094)           (66,736)
Discontinued operations(9):
Loss from operations                                     (581)           (4,284)           (211)        (4,321)            (9,412)
Loss on disposal                                       (1,556)                -               -              -            (26,901)
                                             -----------------  ---------------- --------------- --------------  -----------------
                                                      (12,886)          (48,806)           (211)        (4,321)           (36,313)
Cumulative effect of change in
accounting principle (3)                                    -            (5,500)              -         (1,534)                 -
                                             -----------------  ---------------- --------------- --------------  -----------------
                                             -----------------  ---------------- --------------- --------------  -----------------
Net loss                                              (12,886)          (54,306)        (75,538)       (69,949)          (103,049)
                                             -----------------  ---------------- --------------- --------------  -----------------

Preferred Stock accretions                             (1,521)                -               -              -            -
Loss on Conversion of Preferred Stock
to Common Stock                                             -                 -               -              -            (18,521)
                                             -----------------  ---------------- --------------- --------------  -----------------
Net loss attributable to Common
Stockholders                                         $(14,407)         $(54,306)       $(75,538)      $(69,949)        $ (121,570)
                                             =================  ================ =============== ==============  =================
Basic income (loss) from Continuing
Operations (1)                                        $ (0.23)           $(1.74)         $(4.55)        $(4.11)           $ (5.85)
Diluted income (loss) from Continuing
Operations (1)                                        $ (0.23)           $(1.74)         $(4.55)        $(4.11)           $ (5.85)
Basic net loss applicable
 to Common Stockholders (1)                           $ (0.27)           $(2.13)         $(4.56)        $(4.48)          $ (10.66)
Diluted net loss applicable
 to Common Stockholders (1)                           $ (0.27)           $(2.13)         $(4.56)        $(4.48)          $ (10.66)








                        BALANCE SHEET DATA (IN THOUSANDS)


                                            2003            2002 (3)       2001 (4)     2000 (5)(6)   1999 (7)
                                         ---------------------------------------------------------------------


Cash and cash equivalents                  $ 6,185            1,616     $   7,103     $  27,541     $  11,629
Working capital                             (2,075)          (2,356)      (10,185)       76,823        31,984
Total assets                                34,565           35,723        92,234       216,219       218,746
Long-term debt                                   0           24,488           769        30,290        39,858
Mandatory redeemable
   Preferred Stock                           4,231                 -             -            -            -
Mandatory Redeemable
   Common Stock Warrants                         -                 -             -            -         1,839
Accumulated deficit                       (363,174)         (348,766)     (294,460)     (218,922)    (148,973)
Stockholders' equity (deficit)               9,753         $ (15,350)    $  24,256     $  95,247    $  89,215





(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of the method used to determine share and per share amounts.

(2) In 2003, we recorded charges to cost of sales of approximately $3.4 million related to excess and obsolete inventory, offset by credits of $1.8 million related to write-back of accounts payable and purchase commitment liabilities arising from vendor settlements.

(3) In 2002, we recorded charges of approximately $5.8 million related to excess and obsolete inventory and a write-down of goodwill carrying value relating to services business of $16.9 million.

(4) In 2001, we recorded charges of approximately $30 million related to excess inventory and inventory purchase commitments, $5.8 million related to a write-down of goodwill and other intangibles, and a $11.6 million increase in bad debt expense related to a customer bankruptcy.

(5) We recorded a non-cash charge of approximately $1.5 million on January 1, 2000 to account for the cumulative effect of the accounting change made to comply with SAB 101. See Note 2 of Notes to Consolidated Financial Statements.

(6) In 2000, we recorded charges of approximately $21.7 million related to excess inventory and inventory purchase commitments, $15.0 million related to a write-down of goodwill, and a $9.9 million increase in the valuation allowance against the carrying value of deferred tax assets.

(7) In 1999, we recorded restructuring and other charges of approximately $36.5 million.

(8)  The gain on disposal in 2001 was from the sale of RT Masts in February
     2001.

(9) Losses from discontinued operations in 1999 were in part attributable to Technosystem, which was reclassified to discontinued operations in the third quarter of 1999. The Company discontinued its services business unit, P-Com Network Services in the first quarter of 2003, and accordingly reported its results on one line as a discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. P-Com's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" beginning on page 26 of this Annual Report on Form 10-K.

OVERVIEW

           P-Com supplies broadband wireless equipment and services for use in telecommunications networks. Currently, P-Com ships 2.4 GHz and 5.8 GHz spread spectrum (license - exempt) radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, and 38 GHz point-to-point radio systems. In the first quarter of 2003, P-Com decided to exit the services business. Accordingly, this business is reported as a discontinued operation and P-Com recorded losses from its operations for the year ended December 31, 2003, 2002, and 2001.

           On December 10, 2003, P-Com acquired the Wave Wireless Networking division of SPEEDCOM Wireless Corporation ("SPEEDCOM") and related assets, in consideration for the issuance to SPEEDCOM of 63,500,000 shares of P-Com's Common Stock, and the assumption of certain of its liabilities, including approximately $1.58 million in notes representing loans by P-Com to SPEEDCOM. Wave Wireless Networking ("Wave Wireless") specializes in manufacturing, configuring and delivering custom broadband wireless access networking equipment, including the SPEEDLAN family of wireless Ethernet bridges and routers, for business and residential customers internationally. The acquisition provides P-Com with complementary license - exempt point - to - point and point
- to - multipoint wireless access systems for private networks and security and surveillance applications.

           Summary of Operations. While P-Com achieved revenue growth in each of the quarterly periods in the year ended December 31, 2003, lower sales and average selling prices have continued to impact P-Com's operating results in 2003 compared to 2002 and prior periods. As a result, management continued to substantially reduce operating and other costs throughout 2003 and, in the fourth quarter of 2003, entered into arrangements to outsource manufacturing of its point - to - point products to obtain lower costs of manufacturing. These arrangements require certain minimum product sales volumes of P-Com's point - to
- point products, and the failure to achieve such volumes would result in substantially higher cost of goods sold for this product family, which contributed approximately 16% of product sales in 2003. The reduction in capital expenditures in the telecommunications industry in the United States, Europe, and many parts of Asia and Latin America countries, P-Com's customer concentration, and the continued intense competition from leading telecommunications equipment and technology suppliers resulted in lower average selling prices, thereby creating an uncertainty as to whether P-Com will be able to achieve sales volumes for its point - to - point products in 2004. This sales volume is necessary to maintain or improve gross profit margins for this product family, and will affect whether overall sales volumes will be sufficient to achieve positive cash flows from operations. As a result of this uncertainty, management is focused on increasing sales through the addition of sales personnel, securing new customers, and increasing the competitiveness of its products. In the event that P-Com is unable to materially increase sales as a result of these efforts, P-Com will continue to incur net operating losses.

           Summary of Liquidity and Capital Resources. P-Com's liquidity in 2003 benefited from management's restructuring efforts, including the conversion of approximately $22.4 million of P-Com's 7% Convertible Subordinated Notes due 2005 (the "Convertible Notes") into equity, the reduction of approximately $3.1 million in accounts payable through negotiated settlements, the renegotiation of contractual commitments, the pay-off of all amounts due under P-Com's credit facility with a commercial bank (the "Bank"), and from equity and convertible bridge note financings which generated gross proceeds of approximately $16.4 million. As a result of these efforts, P-Com's total liabilities decreased from $51.0 million at December 31, 2002 to $20.6 million at December 31, 2003, and its cash position increased from $861,000 at December 31, 2002 to $6.2 million at December 31, 2003. Despite these improvements, and considering the uncertainty regarding P-Com's ability to materially increase sales, P-Com's known and likely cash requirements in 2004 may exceed available cash resources. P-Com may be required to borrow from its existing credit facility, in order to satisfy its liquidity requirements, or may be required to raise additional equity financing. To address its liquidity needs, management is focused on cash management, including continuing to reduce costs where appropriate, and in driving sales of higher margin products. In addition, management is currently evaluating the sale of certain assets, raising additional equity financing or seeking a strategic acquisition or other transaction that would substantially improve P-Com's liquidity and capital resource position.

CRITICAL ACCOUNTING POLICIES

           Management's discussion and analysis of P-Com's financial condition and results of operations are based upon P-Com's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires P-Com to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, P-Com evaluates its estimates. P-Com bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           P-Com believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Management's Use of Estimates and Assumptions

           The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

           Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product, provided no significant obligations remain and collection is probable. Revenue from equipment out-of-warranty repair is recognized upon replacement of the defective unit with a repaired unit to the customers. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized.

Allowance for Doubtful Accounts

           P-Com maintains an allowance for doubtful accounts for estimated losses from the inability of its customers to make required payments. P-Com evaluates its allowance for doubtful accounts based on the aging of its accounts receivable, the financial condition of its customers and their payment history, P-Com's historical write-off experience and other assumptions. In order to limit its credit exposure, P-Com requires irrevocable letters of credit and even prepayment from certain of its customers before commencing production.

Inventory

           Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. P-Com assesses its inventory carrying value and reduces it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimate given the information currently available. Demand from P-Com's customers is highly unpredictable, and can fluctuate significantly as a result of factors beyond P-Com's control. P-Com's inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. P-Com maintains an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If P-Com determines that market conditions are less favorable than those projected by management, such as an unanticipated decline in demand not meeting its expectations, additional inventory write-downs may be required.

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

Impairment of Long Lived Assets, Other Than Goodwill

           In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. When an evaluation becomes necessary, management conducts a probability analysis based on the weighted future undiscounted cash flows associated with the asset or at the lowest discernable level of cash flows. The results are then compared to the asset's carrying amount to determine if impairment charges are necessary. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of P-Com's product line. An impairment charge is recorded if the net cash flows derived from the analysis are less than the asset's carrying value. P-Com deems that the property and equipment is fairly stated if the future undiscounted cash flows or other evidence of fair value exceed its carrying amount.

Impairments of Goodwill

           Goodwill resulting from the purchase of Wave Wireless will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first, identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of P-Com determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition. The Company will perform this test annually, on the first day of the fourth fiscal quarter of each year.

Accounting For Income Tax Valuation Allowances

           P-Com records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. P-Com considers historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that P-Com determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period the determination was made.

YEARS ENDED 2003, 2002 AND 2001

Sales

           Sales consist of revenues from radio systems sales and out-of-warranty repairs and support services offered.

           In 2003, 2002 and 2001, sales were approximately $20.8 million, $29.7 million and $73.2 million, respectively. The 30% decrease in sales from 2002 to 2003 was primarily due to decreased shipments to China and South East Asia, which decreased to $5.8 million in 2003, compared to $15.0 million in 2002. The decrease is principally caused by the increased competition in the region, and economic conditions exacerbated by the SARS epidemic. P-Com's sales in China are currently dependent on purchases from MynTahl Corporation. The 59% decrease in sales from 2001 to 2002 was primarily due to the absence of sales to United States competitive local exchange carriers, lack of continuing equipment sales to certain customers in the United Kingdom and the overall decline in global spending for telecommunications.

           Sales to Orange Personal Communications Services accounted for approximately 18%, 11% and 23% of total sales in 2003, 2002 and 2001, respectively. Sales to MynTahl Corporation accounted for approximately 13% and 14% of total sales in 2003 and 2002, respectively. Sales to T-Mobile (previously known as Mercury-One-to-One) accounted for approximately 12%, 4% and 18% of 2003, 2002 and 2001 sales, respectively.

           During 2003, P-Com generated 8% of its sales in the United States, 31% in the United Kingdom, 18% in continental Europe, 32% in Asia, 7% in Mexico and 4% in other geographical regions. With the acquisition of Wave Wireless in the fourth quarter of 2003, P-Com expects to generate a greater percentage of its sales in the United States in 2004. During 2002, P-Com generated 10% of its sales in the United States, 20% in the United Kingdom, 15% in continental Europe, 51% in Asia, and 4% in other geographical regions. During 2001, P-Com generated 22% of its sales in the United States, 44% in the United Kingdom, 22% in Asia, particularly in the Pacific Rim and 12% in other geographical regions.

           Many of P-Com's largest customers use its products and services to build telecommunications network infrastructures. These purchases are significant investments in capital equipment and are required for a phase of the rollout in a geographic area or a market. Consequently, the customer may have different requirements from year to year and may vary its purchases from P-Com accordingly.

           The continued worldwide contraction in the capital spending in the telecommunications industry, together with increased competition from leading telecommunications equipment and technology suppliers, negatively affected P-Com's sales in 2003 and 2002. P-Com was not able to adjust operating expense levels drastically enough to avoid incurring net operating losses in 2003, given the sales level decline experienced. Management is currently focused on increasing sales through the addition of sales personnel, securing new customers, and increasing the competitiveness of its products. In the event P-Com is unable to materially increase sales as a result of these efforts, P-Com will continue to incur net operating losses.

Gross Profit

           Cost of sales consists primarily of costs related to materials, labor and overhead, freight and duty. In 2003, 2002 and 2001, gross profit (loss) was $0.2 million, $(1.1) million, and $(21.7) million, respectively, or 1%, (4%) and (30%), respectively.

           In 2003, 2002 and 2001, gross margins were negatively affected by inventory and other related charges of $3.7 million, $5.8 million, and $30.0 million, respectively (see "Restructuring and Other Charges" below). Product gross profit as a percentage of product sales, not including the effect of the inventory charges described above, was approximately 19%, 15%, and 11%, in 2003, 2002 and 2001, respectively. The higher gross margin in 2003 was principally due to a higher percentage of revenue attributable to repair and refurbishment services, which contributes a higher gross margin than the gross margin attributable to new product sales. The higher gross margin in 2002 was principally due to a reduction of direct production overhead and several sales transactions to the Middle East market at improved prices. In 2001, the reduced gross profit margins related to reduced economies of scale and to pricing pressure on the point-to-point Tel-Link products as a result of the relative maturity of this legacy product line, the global economic slowdown and availability of highly competitive alternative products in the marketplace.

           Excluding Restructuring and Other Charges, gross profit margins increased in each of the quarterly periods in the year ended December 31, 2003. The reduction in capital expenditures in the telecommunications industry in the United States, Europe and many parts of Asia and Latin America countries, P-Com's customer concentration, and the continued intense competition from leading telecommunications equipment and technology suppliers resulted in lower average selling prices, creating uncertainty whether P-Com will be able to maintain or improve gross profit margins during 2004. Management is focused on continuing to lower the cost of goods sold, and increasing selling prices, in order to continue to maintain or improve gross margins throughout 2004, although no assurances can be given.

Research and Development

           Research and development expenses consist primarily of costs associated with new product development. P-Com's research and development activities include the development of additional radio products, frequencies and upgrading operating features, and related software tools. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and before general release to customers are capitalized, if material.

           In 2003, 2002 and 2001, research and development expenses were approximately $6.1 million, $12.7 million and $19.8 million, respectively. As a percentage of product sales, research and development expenses decreased from 43% in 2002 to 29% in 2003, primarily due to discontinuation of research on the point - to - multipoint product line. Research and development expenses in 2002 were significant due to the substantial final development efforts on the new Encore point - to - point and AirPro Gold spread spectrum products in preparation for commercial rollout in 2002. As a percentage of sales, research and development expenses increased from 27% in 2001 to 43% in 2002, primarily due to decreased sales levels.

Selling and Marketing

           Selling and marketing expenses consist of salaries, sales commissions, travel expenses, customer service and support expenses, and costs related to business development and trade shows. In 2003, 2002, and 2001, selling and marketing expenses were $3.6 million, $6.6 million, and $7.6 million, respectively. As a percentage of sales, selling and marketing expenses decreased from 22% in 2002 to 17% in 2003, primarily due to headcount reductions and cost cutting programs that were put in place. As a percentage of sales, selling and marketing expenses increased from 10% in 2001 to 22% in 2002, primarily due to lower sales levels. Management expects that sales and marketing expenses will increase in 2004, principally as a result of an increase in the number of sales staff acquired as a result of the acquisition of Wave Wireless, and as a result of additional sales staff expected to be hired during the year.

General and Administrative

           General and administrative expenses consist primarily of salaries and other expenses for management, as well as finance, accounting, data processing, public company costs, legal, and other professional services. In 2003, 2002, and 2001, general and administrative expenses, were $5.6 million, $10.7 million, and $26.1 million (excluding a $11.6 million receivable valuation charge relating to the bankruptcy filing of Winstar), respectively. As a percentage of sales, general and administrative expenses decreased from 36% in 2002 to 27% in 2003 due to headcount reductions, lower levels of external professional fees, and other cost cutting programs implemented during the year. As a percentage of sales, general and administrative expenses were at 36% (excluding the $11.6 million receivable valuation charge) in 2001 as well as in 2002.

Restructuring and Other Charges

           P-Com continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its point - to - multipoint, and its other legacy product line. This has resulted in a $2.0 million charge to cost of sales for its point - to - multipoint, Tel-Link point - to - point and Air-link spread spectrum inventories during the second quarter of 2003. In the first quarter of 2003, P-Com recorded a $3.4 million inventory related charge to cost of sales, of which $2.0 million was related to its point - to - multipoint inventories. These charges were offset by credits of $1.8 million in the second quarter associated with a write-back of accounts payable and purchase commitment liabilities arising from vendor settlements.

           In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. When an evaluation occurs, management conducts a probability analysis based on the weighted future undiscounted cash flows associated with the asset. The results are then compared to the asset's carrying amount to determine if an impairment is necessary. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line. An impairment charge is recorded if the net cash flows derived from the analysis are less than the asset's carrying value. We deem that the property and equipment is fairly stated if the future undiscounted cash flows exceed its carrying amount. In the first and second quarter of 2003, P-Com continued to reevaluate the carrying value of property and equipment relating to its point - to - multipoint product line, that are held for sale. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003, and $0.6 million provision in the first quarter of 2003. As a result of these adjustments, there is no remaining net book value of property and equipment related to the point - to - multipoint product line.

           A summary of inventory reserve and provision for impairment of plant and property activities is as follows:




                                                                Inventory       Provision for
                                                                Reserve           impairment
                Balance at January 1, 2003                      $  39,567           $     -
                Additions charged to Statement of Operations        5,460             3,108
                Deductions from reserves                          (17,908)             (895)
                Balance at December 31, 2003                    $  27,119           $  2,213



           In the fourth quarter of 2002, P-Com determined that there was a need to reevaluate its inventory carrying value in light of the continuing worldwide slowdown in the global telecommunications market, especially with regard to an assessment of future demand for P-Com's point - to - multipoint product range. This resulted in a $5.8 million inventory charge to product cost of sales, of which $5.0 million was for point - to - multipoint inventories, and $0.8 million was for spread spectrum inventories.

           In the first quarter of 2001, P-Com recorded a $10.0 million inventory related charge to product cost of sales, and incurred a $11.6 million receivable valuation charge, a direct result of the bankruptcy of Winstar. In the third quarter of 2001, P-Com determined that there was a need to reevaluate its inventory carrying value in the light of the significant slowdown in the global telecommunication market, and the phasing out of and replacement of current product designs. The evaluation included an assessment of future demand for certain of P-Com's lower speed and lower frequency TelLink point - to - point products, and resulted in total charges to product costs of sales of approximately $18.0 million in the third quarter of 2001. Additionally $2.0 million was charged to product cost of sales in the fourth quarter of 2001.

Change in Accounting Principle

           Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. P-Com adopted SFAS 142 on January 1, 2002, and, as a result, stopped recording goodwill amortization but did record a transitional impairment charge of $5.5 million in the first quarter of 2002, representing the difference between the fair value of expected cash flows from the services business unit, and its book value.

Goodwill Amortization and Impairment

           P-Com accounted for the SPEEDCOM purchase transaction using the purchase method of accounting. Under the purchase method of accounting, the total purchase price, plus the fair value of assumed liabilities, is allocated to the net tangible and identifiable intangible assets acquired, based upon their respective fair values. The total purchase price of approximately $7,514,000 consists of 63,500,000 shares of P-Com Common Stock, valued using market values for such shares around the commitment date ($0.114). The acquisition resulted in goodwill of approximately $12.0 million, because the value of the assumed liabilities exceeded the value of the tangible assets acquired.

           In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill resulting from the purchase, if any, will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. In the event that management of P-Com determines that the value of goodwill has become impaired, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill was recorded in 2003 because the enterprise value of the combined business units exceeded the goodwill carrying amount.

           In 2002, management reviewed the carrying value of goodwill related to the services business unit, and based upon its assessment of future cash value of revenue flows and the current depressed business condition of the telecommunications services market, recorded an $11.4 million impairment charge in the fourth quarter of 2002.

           Under previous accounting treatment in 2001, goodwill was amortized quarterly upon a fixed schedule. Goodwill was amortized on a straight-line basis over the period of expected benefit of 20 years. In 2001, goodwill amortization was approximately $2.4 million. In 2001, management reviewed the carrying value of goodwill related to its 1998 acquisition of Cylink Wireless Group. Based on the forecast future cash flows and the replacement of the Cylink Wireless Group spread spectrum products with its successor AirPro Gold line, P-Com determined that the residual goodwill arising from the acquisition of Cylink Wireless Group in 1998 was impaired and recorded a charge of $5.6 million in the third quarter of 2001.

Loss on Discontinued Business

           In the first quarter of 2003, P-Com decided to exit its service business, P-Com Network Services, Inc. ("PCNS"). Accordingly, this business is reported as a discontinued operation and P-Com recorded losses from its operations for the year ended December 31, 2003, 2002, and 2001. On April 30, 2003, P-Com entered into an Asset Purchase Agreement with JKB Global, LLC to sell certain assets of PCNS. P-Com guaranteed PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB Global, LLC, JKB Global, LLC agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease required JKB Global, LLC to pay less than the total amount of rent due under the terms of the master lease. As a result, P-Com remained liable under the terms of the guaranty for the deficiency, and the total obligation under the terms of the master lease was approximately $1.5 million. This amount was accrued in the second quarter of 2003 as loss on disposal of discontinued operations. In September 2003, P-Com entered into an agreement to terminate the premises lease in consideration for the payment to the landlord of $240,000.

Interest Expense

           In 2003, 2002 and 2001, interest expense was $2.2 million, $2.5 million and $1.9 million, respectively. In 2003, interest expense primarily related to the borrowings on the credit facility with the Bank, the issuance of the Convertible Notes, amortization of discount on promissory notes, and interest on equipment leases. In 2002, interest expense primarily related to the borrowings under the Credit Facility, the 4.25% Convertible Subordinated Notes, the issuance of the Convertible Notes, note conversion expenses and interest on equipment leases. Approximately $0.8 million was charged to interest expense in 2002 (zero in 2001) related to conversion of the 4.25% Convertible Subordinated Notes to Common Stock, in compliance with SFAS 84. In 2001, interest expense primarily related to the 4.25% Convertible Subordinated Notes, fees incurred in setting up the Loan and Security Agreement with Foothill Capital Corporation and interest on equipment leases. The lower interest expense in 2003 compared to 2002 is due primarily to the non-recurrence of the note conversion expense amount of $771,000. The higher interest expense in 2002 compared to 2001 is due primarily to the recognition of $771,000 of note conversion expenses in compliance with SFAS 84.

Gain on Sale of Subsidiary

           P-Com recognized a gain of approximately $9.8 million in 2001 on the sale of RT Masts in February 2001.

Other Income (Expense), Net

           In 2003, other income, net, related primarily to exchange gain arising from the depreciation of the United States dollar against the Euro and British pound of $0.9 million, gain on disposals of property and equipment of $1.1 million, and gain on vendor settlements of $2.2 million. These were partially offset by miscellaneous other losses.

           In 2002, other expense, net, related primarily to losses on vendor settlements of $1.2 million, and writing-off of a notes receivable of $0.8 million. These were partially offset by exchange gain arising from Euro and British pound denominated receipts when these currencies appreciated against the United States dollar and other miscellaneous income.

           In 2001, other expense, net was comprised primarily of losses related to the write-down of property and equipment and foreign currency translation loss offset by an earn-out royalty payment related to the 2000 sale of the Control Resources Corporation subsidiary, and investment income from available cash balances.

Gain (loss) on Debt Extinguishment

          In the second quarter of 2003, P-Com repurchased a portion of its 7% Convertible Subordinated Notes with a face value of $2.3 million, in exchange for property and equipment valued at $0.8 million, resulting in a gain of $1.5 million. In the third quarter of 2003, P-Com redeemed the remaining 7% Convertible Notes plus interest totaling $21.1 million, in exchange for Series B Preferred Stock with a valuation of $11.6 million. The amount of unamortized deferred financing expense of $750,000 was also written-off as part of this transaction, which resulted in a gain of $8.8 million. In the fourth quarter of 2003, P-Com converted Series C Preferred Stock with a face value of $2.2 million, in exchange for Common Stock valued at $6.0 million on the commitment date of the transaction, resulting in a loss of $3.8 million.

           In the second quarter of 2002, P-Com repurchased 4.25% Convertible Subordinated Notes with a face value of $1.75 million for approximately $367,000 in cash.

Provision (Benefit) For Income Taxes

          There was no provision for income tax in 2003, because the Company incurred net operating losses during the year.

           In 2002 and 2001, P-Com recorded a net tax benefit of $(0.5) million and $(0.6) million, respectively, relating to recovery of prior year's federal income tax, offset by income taxes attributable to foreign jurisdictions that had local taxable income for both years.

LIQUIDITY AND CAPITAL RESOURCES

           Since P-Com's inception in August 1991, P-Com has financed its operations and capital requirements through net proceeds of approximately $97.2 million from its initial and two follow-on public offerings of P-Com Common Stock; $110.5 from private placements of P-Com Common Stock; $44.6 million from five Preferred Stock financings; $97.5 million from the 4.25% Notes issued in 1997; and borrowings under bank lines of credit and equipment lease arrangements.

           Cash Used in Operations. In 2003, P-Com used approximately $5.9 million of cash in operating activities, primarily due to P-Com's net loss of $14.4 million, and a $6.5 million non-cash gain arising from the redemption of the Convertible Notes, plus a $2.1 million of non-cash gain from vendor settlements. These amounts were offset by a $3.7 million non-cash loss related to inventory and related charges, $3.1 million of property and equipment impairment charges, and depreciation expenses of $3.9 million. Significant contributions to cash flow resulted from a net reduction in inventories of $2.5 million, a net reduction in prepaid and other current assets of $1.2 million, offset by a net decrease of other accruals and accounts payable totaling $2.1 million.

           In 2002, P-Com used approximately $14.5 million of cash in operating activities, primarily due to the net loss of $54.3 million, offset by depreciation charges of $6.6 million, non-cash charges to cost of sales for inventory related charges aggregating $5.8 million, and an impairment charge related to goodwill of $16.9 million. In addition, P-Com experienced decreases in inventories, other accrued liabilities, accounts receivable, and prepaid expenses related to lower levels of sales and operations level reductions caused by the current downturn.

           Cash from Investing Activities. In 2003, P-Com used approximately $0.7 million of cash from investing activities, due principally to $1.6 million paid for the acquisition of Wave Wireless, plus $0.2 million related to the acquisition of property and equipment, offset by changes in the net assets of discontinued operations of $0.6 million.

           During 2002, P-Com received net proceeds of approximately $5.0 million through investing activities. The net proceeds resulted primarily from the decrease in restricted cash of $2.5 million, and proceeds from sale of property and equipment of $0.3 million and a contribution of $2.9 million from changes in the net assets of discontinued operations, offset by acquisition of property and equipment of $0.6 million.

           Cash from Financing Activities. In 2003, P-Com generated $11.9 million of cash flows from financing activities, primarily through the receipt of $15.1 million from Preferred Stock and bridge note financings, as more particularly described below, and $0.3 million from the receipt of proceeds from the sale of Common Stock. These were offset by payments of $2.6 million to the Bank under the Credit Facility, a payment of $0.8 million to redeem certain promissory notes assumed as a result of the acquisition of Wave Wireless, and payments of $0.2 million to lessors under capital leases of P-Com.

           On March 26, May 28, and July, 18 2003, P-Com completed bridge financing transactions in which it issued $1.5 million, $0.3 million and $0.9 million, respectively, of 10% convertible promissory notes with a maturity date of one year from the date of issuance (the "Bridge Notes"). The Bridge Notes were subordinated to amounts due under the Credit Facility, but senior to the Convertible Notes. The Bridge Notes were converted into shares of Series C Convertible Preferred Stock, in connection with the Series C Financing, as discussed below.

           On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share.

           On October 3 and December 18, 2003, P-Com raised approximately $13.8 million from the issuance and sale of its Series C Convertible Preferred Stock (the "Series C Financing"), resulting in net proceeds of approximately $9.9 million after deducting expenses related to the Series C Financing, and payment of certain claims related to P-Com's restructuring.

           In 2002, P-Com received net proceeds of approximately $7.7 million through financing activities. P-Com received approximately $7.3 million and $0.4 million in June 2002 and December 2002, respectively, in net proceeds from the issuance of P-Com Common Stock, and drew $2.6 million from the Credit Facility. P-Com used $2.1 million to redeem a total face value of $3.5 million of the 4.25% Notes in June 2002 and in November 2002. P-Com further remitted $0.5 million under its capital lease obligations.

           Contractual Obligations. The following summarizes P-Com's contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:



                                Less Than    One to       Three to      After
  Obligations (in $000):         One Year  Three Years   Five Years   Five Years    Total
----------------------------    ---------  -----------   ----------   ----------   -------
Non-cancelable operating
   lease obligations             $1,492      $1,718        $459         $1,988    $ 5,657
Capital lease obligations         2,341          --          --           --        2,341
Loan payable to banks                 1          --          --           --            1
Purchase order commitments        5,191          --          --           --        5,191
                                 ------      ------        ----         --------  -------
Total                            $9,025      $1,718        $459         $ 1,988   $13,190
                                 ------      ------        ----         --------- -------



           The most significant contractual obligation due and owing in less than one year is $1.7 million due Agilent Financial Services, Inc. ("Agilent") on December 1, 2004. Although no assurances can be given, P-Com currently intends to restructure or refinance the obligation to Agilent on or before December 1, 2004.

           P-Com does not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including P-Com's plans to increase manufacturing capacity, working capital requirements for its operations and its internal free cash flow from operations.

           Available Borrowing. On September 25, 2003, P-Com renewed its Credit Facility with the Bank for an additional year, until September 25, 2004. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of P-Com. P-Com has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of December 31, 2003, no amounts were due the Bank under the Credit Facility.

           P-Com has an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. As of December 31, 2003, the overdraft amount drawn on this line was approximately $1,000.

           Current Liquidity. At December 31, 2003, P-Com had negative working capital of approximately $2.1 million, compared to negative working capital of approximately $1.8 million at December 31, 2002. The negative working capital at December 31, 2003 resulted from P-Com's continuing operating losses, the reclassification of $2.1 million of capital leases to current liabilities, and a $3.7 million inventory and related charges write-down to net realizable value.

           P-Com's principal sources of liquidity at December 31, 2003 consisted of available borrowings under its Credit Facility, and approximately $6.2 million of cash and cash equivalents, compared to approximately $0.9 million in cash and cash equivalents at December 31, 2002. Available borrowings under the Credit Facility as of December 31, 2003 were approximately $3.7 million. The existing cash balance is principally derived from the receipt of the net proceeds from the Series C Financing. Although the receipt of net proceeds from the Series C Financing and the debt and other restructuring efforts have significantly improved P-Com's working capital position, its working capital deficit remains.

           Management is currently focused on increasing sales, settling outstanding obligations, controlling general and operating expenses, and reducing the cost of goods sold, in order to address P-Com's liquidity concerns and return P-Com to profitability. Considering the uncertainty regarding P-Com's ability to materially increase sales, P-Com's known and likely cash requirements in 2004 may exceed available cash resources. P-Com may be required to borrow from its existing Credit Facility in order to satisfy its liquidity requirements, or may be required to raise additional equity financing. No assurances can be given that additional financing will continue to be available to P-Com on acceptable terms, or at all. Management is also currently evaluating the sale of certain assets, or seeking a strategic acquisition or other transaction that would substantially improve P-Com's liquidity and capital resource position. If P-Com fails to (i) generate sufficient revenues from new and existing products sales; (ii) diversify its customer base; (iii) decrease its costs of goods sold, and achieve higher operating margins; (iv) obtain additional debt or equity financing; (v) refinance the obligation due Agilent of approximately $1.7 million due December 1, 2004; (vi) negotiate agreements to settle outstanding claims; or (vii) otherwise consummate a transaction that improves its liquidity position, P-Com will have insufficient capital to continue its operations. Without sufficient capital to fund its operations, P-Com will no longer be able to continue as a going concern. P-Com's independent accountants' opinion on P-Com's consolidated financial statements for the year ended December 31, 2003 included an explanatory paragraph which raises substantial doubt about P-Com's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if P-Com is unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

           In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than by a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. P-Com currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

           In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have an impact on P-Com' s financial position or results of operations.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, P-Com had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications. In August, October and December 2003, P-Com issued shares of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, all of which have certain terms that, while improbable, may require their mandatory redemption for cash. P-Com believes that accounting for these securities as a mezzanine security, outside of equity, under Staff Accounting Bulletin No. 64 ("SAB 64") is appropriate.

CERTAIN RISK FACTORS AFFECTING P-COM

           An investment in P-Com Common Stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, including the financial statements and the related notes, before you decide whether to invest in P-Com Common Stock. P-Com's business, operating results and financial condition could be harmed by any of the following risks. The trading price of P-Com Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

           RISKS RELATED TO P-COM'S FINANCIAL CONDITION AND OPERATIONS

CONTINUING WEAKNESS IN THE TELECOMMUNICATIONS EQUIPMENT AND SERVICES SECTOR HAS ADVERSELY AFFECTED THE OPERATING RESULTS, FUTURE GROWTH AND STABILITY OF P-COM'S BUSINESS.

           The worldwide slowdown in the telecommunications equipment and services sector has been severe, and continues. P-Com expects these conditions to continue to adversely affect P-Com, its financial condition and results of operations. Customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers, such as P-Com, and generally are not building out any significant additional infrastructure at this time. In the United States, most competitive local exchange carriers have declared bankruptcy and, internationally, 3G network rollout and commercialization continues to experience delays. In addition, P-Com's accounts receivable, inventory turnover, and operating stability can be jeopardized if its customers experience financial distress.

P-COM'S BUSINESS AND FINANCIAL POSITIONS HAVE DETERIORATED SIGNIFICANTLY.

           P-Com's business and financial positions have deteriorated significantly. P-Com's core business product sales were reduced sharply beginning with the second half of 2001. From inception to December 31, 2003, P-Com's aggregate net loss is approximately $363.2 million. At December 31, 2003, P-Com's cash, working capital, accounts receivable, inventory, total assets, employee headcount, backlog and total stockholders' equity are all substantially below levels of one year ago. P-Com has negative working capital of $2.1 million as of December 31, 2003. P-Com's short-term liquidity deficiency could disrupt its supply chain, and result in its inability to manufacture and deliver its products, which would adversely affect its results of operations.

           P-Com's independent accountants' opinion on its 2003 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about P-Com's ability to continue as a going concern. To continue as a going concern, P-Com will have to increase its sales, and possibly induce other creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. P-Com may not accomplish these tasks.

P-COM CANNOT SUSTAIN ITSELF AT THE CURRENTLY DEPRESSED SALES LEVELS.

           Global economic conditions have had a depressing effect on sales levels in past years, including a significant slowdown for P-Com in 1998 and 2001, 2002 and 2003. This slowdown shows no substantial signs of improvement. The soft economy and slowdown in capital spending encountered in the United States, the United Kingdom, continental Europe, parts of Asia, and other geographic markets have had a significant depressing effect on the sales levels of telecommunications products, such as P-Com's. These factors will continue to adversely affect P-Com's business, financial condition and results of operations. P-Com cannot sustain itself at the currently depressed sales levels, unless it is able to substantially reduce costs, or obtain additional debt or equity financing.

P-COM'S PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN, AND FAILURE TO ACHIEVE PROFITABILITY OR OBTAIN NEEDED FINANCING WILL AFFECT ITS ABILITY TO PURSUE FUTURE GROWTH, HARM ITS BUSINESS OPERATIONS AND AFFECT ITS ABILITY TO CONTINUE AS A GOING CONCERN.

           If P-Com is unable to achieve profitability or raise additional debt or equity financing, it will not be able to continue as a going concern. Even if P-Com resolves its going concern difficulties, its future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisitions, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts and the status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. P-Com's history of substantial operating losses will also severely limit P-Com's ability to raise additional financing. In addition, given the recent price of its Common Stock, if P-Com raises additional funds by issuing equity securities, additional significant dilution to its stockholders will result.

           If P-Com is unable to increase sales, decrease costs, or obtain additional equity or debt financing, P-Com may be required to close business or product lines, further restructure or refinance its debt or delay, further scale back or eliminate its research and development program, or manufacturing operations.

           P-Com may also need to obtain funds through arrangements with partners or others who may require it to relinquish its rights to certain technologies or potential products or other assets. P-Com's inability to obtain capital, or its ability to obtain additional capital only upon onerous terms, could very seriously damage its business, operating results and financial condition.

P-COM RELIES ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF ITS SALES AND THE LOSS OF OR REDUCTION IN SALES TO ANY OF THOSE CUSTOMERS COULD HARM ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

           For the year ended December 31, 2003, sales to four customers accounted for 56% of total sales. The loss of any one of these customers would have an immediate and material effect on P-Com's sales. P-Com's ability to maintain or increase its sales in the future will depend, in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the telecommunications industry and the global economy. P-Com's customer concentration also results in concentration of credit risk. As of December 31, 2003, four customers accounted for 53% of P-Com's total accounts receivable balances. Many of P-Com's significant recurring customers are located outside the United States, primarily in the Asia-Pacific Rim areas, United Kingdom, continental Europe, and Latin America. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which P-Com cannot supply in terms of long-term financing.

           If P-Com's customers cannot finance their purchases of its products or services, this may adversely affect P-Com's business, operations and financial condition. Financial difficulties of existing or potential customers may also limit the overall demand for P-Com's products and services. Current customers in the telecommunications industry have, from time to time, undergone financial difficulties and may therefore limit their future orders or find it difficult to pay for products sold to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of P-Com's products or services, would adversely affect P-Com's business. Difficulties of this nature have occurred in the past and P-Com believes they can occur in the future. For instance, in July 2002, P-Com announced a multiple year $100.0 million supply agreement with an original equipment manufacturer in China. Even with an agreement in place, the customer has changed the timing and the product mix requested, and has cancelled or delayed most of its orders. Enforcement of the specific terms of the agreement would be difficult and expensive within China, and P-Com may not ultimately realize the total benefits currently expected in the contract period.

           Finally, acquisitions in the telecommunications industry are common, which tends to further concentrate the potential customer base in larger companies.

P-COM FACES SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

           P-Com is experiencing intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services and some offer broader telecommunications product lines. These companies include Alcatel Network Systems, Alvarion, Stratex Networks, Ceragon, Ericsson Limited, Fresnel, Harris Corporation-Farinon Division, NEC, Sagem, Nortel, NERA, Nokia Telecommunications, SIAE, Siemens, and Proxim. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com does. P-Com faces actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. Some of P-Com's current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with P-Com's products. Nokia and Ericsson have developed competitive radio systems, and there is new technology featuring free space optical systems now in the marketplace.

           The principal elements of competition in P-Com's market and the basis upon which customers may select its systems include price, performance, software functionality, perceived ability to continue to be able to meet delivery requirements, and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. P-Com expects competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by P-Com's competitors could cause a decline in sales or loss of market acceptance of its systems. New offerings could also make P-Com's systems, services or technologies obsolete or non-competitive. In addition, P-Com is experiencing significant price competition and expects that competition to intensify.

P-COM'S OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY DETERIORATING GROSS MARGINS.

           The intense competition for many of P-Com's products has resulted in a continued reduction in its average selling prices. These reductions have not been offset by a corresponding decrease in cost of goods sold, resulting in deteriorating gross margins in some of its product lines. These deteriorating gross margins may continue in the short term. Reasons for the decline include the maturation of the systems, the effect of volume price discounts in existing and future contracts and the intensification of competition.

           If P-Com cannot significantly reduce costs, develop new products in a timely manner or in the event it fails to achieve increased sales of new products at a higher average selling price, then it may be unable to offset declining average selling prices in many of its product lines. If P-Com is unable to offset declining average selling prices, or achieve corresponding decreases in manufacturing operating expenses, its gross margins will continue to decline.

P-COM'S OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY CONTINUED DECLINE IN CAPITAL SPENDING IN THE TELECOMMUNICATIONS MARKET.

           Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example, in the United States, most competitive local exchange carriers are continuing to experience financial distress. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment and, as a result, P-Com typically permits orders to be modified or canceled with limited or no penalties. In periods of weak capital spending on the part of traditional customers, P-Com is at risk for curtailment or cancellation of purchase orders, which can lead to adverse operating results. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as what occurred in 2000, 2001 and 2003.

           Global economic conditions have had a depressing effect on sales levels in the past three years. The soft economy and reported slowdown in capital spending in 2001, 2002 and 2003 in the United States and European telecommunications markets has had a significant depressing effect on the sales levels in each of these years. In fiscal 2003, P-Com's sales in the United States and Europe markets totaled $11.7 million, compared to $12.2 million in 2002, and $50.8 million in 2001.

P-COM DOES NOT HAVE THE CUSTOMER BASE OR OTHER RESOURCES OF MORE ESTABLISHED COMPANIES, WHICH MAKES IT DIFFICULT FOR IT TO ADDRESS THE LIQUIDITY AND OTHER CHALLENGES IT FACES.

           Although P-Com has installed and has in operation over 150,000 radio units globally, it has not developed a large installed base of its equipment or the kind of close relationships with a broad base of customers of a type enjoyed by larger, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, P-Com has not built up the level of capital often enjoyed by more established companies, so from time to time, it faces serious challenges in financing its continued operations. P-Com may not be able to successfully address these risks.

FAILURE TO MAINTAIN ADEQUATE LEVELS OF INVENTORY COULD RESULT IN A REDUCTION OR DELAY IN SALES AND HARM P-COM'S RESULTS OF OPERATIONS.

           P-Com's customers have increasingly been demanding short turnaround on orders rather than submitting purchase orders far in advance of expected shipment dates. This practice requires that P-Com keep inventory on hand to meet market demands. Given the variability of customer needs and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If P-Com over-estimates or under-estimates inventory requirements to fulfill customer needs, or if purchase orders are terminated by customers, P-Com's results of operations could continue to be adversely affected. In particular, increases in inventory or cancellation of purchase orders could adversely affect operations if the inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs from 1999 to 2003.

P-COM'S LIMITED MANUFACTURING CAPACITY AND SOURCES OF SUPPLY MAY AFFECT ITS ABILITY TO MEET CUSTOMER DEMAND, WHICH WOULD HARM ITS SALES AND DAMAGE ITS REPUTATION.

           P-Com's internal manufacturing capacity has been significantly reduced as a result of the substantial decline in sales since 2001, and management's decision to outsource much of the production of its products. Under certain market conditions, such as when there is high capital spending and rapid system deployment, P-Com's internal manufacturing capacity will not be sufficient to fulfill customers' orders, and its contract manufacturers may not be able to react to P-Com's demands on a timely basis. P-Com, or its contract manufacturers failure to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on its business, financial condition and results of operations.

           In addition, certain components, subassemblies and services necessary for the manufacture of P-Com's systems are obtained from a sole supplier or a limited group of suppliers. Many of these suppliers are in difficult financial positions as a result of the significant slowdown that P-Com, too, has experienced. P-Com's reliance on contract manufacturers and on sole suppliers or a limited group of suppliers involves risks. From time to time, P-Com has experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. This inability is due to the above factors and, in some cases, P-Com's financial condition. As a result, P-Com has less control over the price, timely delivery, reliability and quality of finished products, components and subassemblies.

           A significant ramp-up of production of products and services could require P-Com to make substantial capital investments in equipment and inventory, in recruitment and training of additional personnel and possibly in investment in additional manufacturing facilities. If undertaken, P-Com anticipates these expenditures would be made in advance of increased sales. In this event, operating results would be adversely affected from time-to-time due to short-term inefficiencies associated with the addition of equipment and inventory, personnel or facilities and these cost categories may periodically increase as a percentage of revenues.

P-COM'S BUSINESS DEPENDS ON THE ACCEPTANCE OF ITS PRODUCTS AND SERVICES, AND IT IS UNCERTAIN WHETHER THE MARKET WILL ACCEPT AND DEMAND ITS PRODUCTS AND SERVICES AT LEVELS NECESSARY FOR SUCCESS.

           P-Com's future operating results depend upon the continued growth and increased availability and acceptance of micro-cellular, personal communications networks/personal communications services and wireless local loop access telecommunications services, in the United States and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of the services may not continue to grow as expected. The growth of these services may also fail to create anticipated demand for P-Com's systems. Predicting which segments of these markets will develop and at what rate these markets will grow is difficult.

           Some sectors of the telecommunications market will require the development and deployment of an extensive and expensive telecommunications infrastructure. In particular, the establishment of personal communications networks/personal communications services networks requires significant capital expenditures. Communications providers may determine not to make the necessary investment in this infrastructure, or the creation of this infrastructure may not occur in a timely manner, as has been the case in 2001 through 2003. Moreover, one potential application of P-Com's technology, the use of its systems in conjunction with the provision of alternative wireless access in competition with the existing wireline local exchange providers, depends on the pricing of wireless telecommunications services at rates competitive with those charged by wireline operators. Rates for wireless access must become competitive with rates charged by wireline companies for this approach to be successful. Absent that, consumer demand for wireless access will be negatively affected. If P-Com allocates resources to any market segment that does not grow, it may be unable to reallocate capital and other resources to other market segments in a timely manner, ultimately curtailing or eliminating its ability to enter the other segments.

           Certain current and prospective customers are delivering services and features that use competing transmission media, such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, P-Com must offer systems with superior price and performance characteristics and extensive customer service and support. Additionally, P-Com must supply these systems on a timely and cost-effective basis, in sufficient volume to satisfy these prospective customers' requirements, in order to induce them to transition to P-Com's technologies. Any delay in the adoption of P-Com's systems and technologies may result in prospective customers using alternative technologies in their next generation of systems and networks. P-Com's financial condition may prevent P-Com from meeting this customer demand or may dissuade potential customers from purchasing from P-Com. Prospective customers may design their systems or networks in a manner that excludes or omits P-Com's products and technology. Existing customers may not continue to include P-Com's systems in their products, systems or networks in the future. P-Com's technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of P-Com's currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect P-Com.

DUE TO P-COM'S INTERNATIONAL SALES AND OPERATIONS, P-COM IS EXPOSED TO ECONOMIC AND POLITICAL RISKS AND SIGNIFICANT FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES RELATIVE TO THE UNITED STATES DOLLAR.

           As a result of P-Com's current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, China, and Latin America, P-Com faces economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the United States. Approximately 92% of P-Com's sales in 2003 were made to customers located outside of the United States. Historically, P-Com's international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for P-Com if it has Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for P-Com on Euro or British pounds sterling denominated sales as its functional currency is in United States dollars. For international sales that P-Com would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make its systems less price-competitive if competitors choose to price in other currencies and could adversely affect its financial condition. P-Com funds its Italian subsidiary's operating expenses, which are denominated in Euros. An increase in the value of Euro currency, if not hedged relative to the United States dollar, could result in more costly funding for P-Com's Italian operations, and as a result, higher cost of production to it as a whole. Conversely, a decrease in the value of Euro currency will result in cost savings for P-Com.

           Additional risks are inherent in P-Com's international business activities. These risks include:

o          changes in regulatory requirements;

     o costs and risks of localizing systems (homologation) in foreign countries;

     o availability of suitable export financing, particularly in the case of large projects which P-Com must ship in short periods; P-Com's bank line of credit allows this financing up to $4.0 million, subject to numerous conditions;

     o timing and availability of export licenses, tariffs and other trade barriers;

     o difficulties in staffing and managing foreign operations, branches and subsidiaries;

     o    difficulties in managing distributors;

     o    terrorist activities;

     o recurrence of worldwide health epidemic similar to SARS, which significantly affected P-Com's ability to travel and do business in Asia and the Pacific Rim areas;

     o    potentially adverse tax consequences; and

     o    difficulty in accounts receivable collections, if applicable.

           Due to political and economic instability in new markets, economic, political and foreign currency fluctuations may be even more volatile than conditions in developed countries. Countries in the Asia/Pacific, African, and Latin American regions have in recent years experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for P-Com's products.

P-COM'S INTERNATIONAL OPERATIONS SUBJECT P-COM TO THE LAWS, REGULATIONS AND LOCAL CUSTOMS OF THE COUNTRIES IN WHICH IT CONDUCTS BUSINESS, WHICH MAY BE SIGNIFICANTLY DIFFERENT FROM THOSE OF THE UNITED STATES.

           In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to these markets. The successful expansion of P-Com's international operations in some markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in designated regions. The failure to establish these regional or local relationships or to successfully market or sell P-Com's products in specific international markets could limit its ability to compete in today's highly competitive local markets for broadband wireless equipment.

           In addition, many of P-Com's customer purchases and other agreements are governed by a wide variety of complex foreign laws, which may differ significantly from United States laws. Therefore, P-Com may be limited in its ability to enforce its rights under those agreements and to collect damages, if awarded in any litigation.

GOVERNMENTAL REGULATIONS AFFECTING MARKETS IN WHICH P-COM COMPETES COULD ADVERSELY AFFECT ITS BUSINESS AND RESULTS OF OPERATIONS.

           Radio communications are extensively regulated by the United States and foreign governments as well as by international treaties. P-Com's systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks. Each country's regulatory process differs. To operate in a jurisdiction, P-Com must obtain regulatory approval for its systems and comply with differing regulations.

           Regulatory bodies worldwide continue to adopt new standards for wireless telecommunications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installment of communications systems by P-Com's customers and P-Com. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Those regulations or changes in interpretation could require P-Com to modify its products and services and incur substantial costs in order to comply with the regulations and changes.

           In addition, P-Com is also affected by domestic and international authorities' regulation of the allocation and auction of the radio frequency spectra. Equipment to support new systems and services can be marketed only if permitted by governmental regulations and if suitable frequency allocations are auctioned to service providers. Establishing new regulations and obtaining frequency allocation at auction is a complex and lengthy process. If PCS operators and others are delayed in deploying new systems and services, P-Com could experience delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on P-Com's results. In addition, delays in the radio frequency spectra auction process in the United States could delay P-Com's ability to develop and market equipment to support new services.

           P-Com operates in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact P-Com's operations by restricting its development efforts and those of its customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectra, could have a material adverse effect on P-Com's business, financial condition and results of operations. P-Com may also find it necessary or advisable to modify its systems and services to operate in compliance with these regulations. These modifications could be expensive and time-consuming.

P-COM MAY ENTER INTO AGREEMENTS TO MERGE OR CONSOLIDATE WITH OTHER COMPANIES, AND IT MAY INCUR SIGNIFICANT COSTS IN THE PROCESS, WHETHER OR NOT THESE TRANSACTIONS ARE COMPLETED.

           P-Com signed an Agreement and Plan of Merger with Telaxis Communications Corporation, dated September 9, 2002. This merger agreement was terminated by mutual agreement on January 7, 2003. On January 27, 2003, P-Com signed a letter of intent to acquire privately-held Procera Networks Inc., of Sunnyvale, California, in a stock-for-stock transaction. This acquisition effort was terminated in April 2003. On June 16, 2003, P-Com entered into an Asset Purchase Agreement with SPEEDCOM Wireless Corporation to acquire substantially all of the assets of SPEEDCOM (the "SPEEDCOM Acquisition"). The SPEEDCOM Acquisition closed on December 10, 2003. P-Com may not be able to close any strategic acquisition on the timetable it anticipates, if at all. P-Com has and may further incur significant non-recoverable expenses in these efforts.

INTEGRATING P-COM'S AND SPEEDCOM'S OPERATIONS IS EXPECTED TO NEGATIVELY AFFECT SPEEDCOM'S SALES, AND WILL DIVERT MANAGEMENT'S ATTENTION AWAY FROM ITS DAY-TO-DAY OPERATIONS.

           Integration of P-Com's and SPEEDCOM's operations, products and personnel negatively affected SPEEDCOM's sales in the fourth quarter of 2003, and is expected to negatively affect its sales in the first quarter of 2004. In addition, the SPEEDCOM Acquisition is expected to place a significant burden on P-Com's management and its internal and financial resources. The negative affect on SPEEDCOM's sales during the fourth quarter of 2003 and first quarter of 2004, and the diversion of P-Com management's attention and any difficulties encountered in the transition and integration process, will negatively affect P-Com's financial condition.

THE SPEEDCOM ACQUISITION WILL CONTINUE TO RESULT IN SIGNIFICANT COSTS TO P-COM.

           The Acquisition has resulted, and will continue to result in significant costs to P-Com. As of December 10, 2003, P-Com loaned SPEEDCOM approximately $1.58 million, which indebtedness was assumed by P-Com in connection with the SPEEDCOM Acquisition. Transaction costs were approximately $250,000. These costs consisted primarily of fees for attorneys, accountants, filing fees and financial printers. Additional costs were incurred in connection with the integration of the assets and business of SPEEDCOM. In addition to transaction costs, P-Com assumed approximately $630,000 in accounts payable of SPEEDCOM, and assumed certain other liabilities in connection with the SPEEDCOM Acquisition. These liabilities are expected to continue to affect P-Com's financial condition in the short-term.

             RISK RELATING TO CAPITAL MARKETS AND P-COM COMMON STOCK

THE NASDAQ SMALL CAP MARKET HAS DELISTED P-COM'S COMMON STOCK AND THIS MAY SEVERELY LIMIT THE ABILITY OF P-COM'S STOCKHOLDERS TO SELL ANY OF THEIR SHARES OF P-COM COMMON STOCK.

           NASDAQ moved P-Com's stock listing from the NASDAQ National Market to the NASDAQ Small Cap Market, effective August 27, 2002, due to P-Com's failure to meet certain listing requirements, including a minimum bid price of $1.00 per share. P-Com subsequently failed to meet certain NASDAQ Small Cap Market quantitative listing standards, including a minimum $1.00 per share bid price requirement, and the NASDAQ Listing Qualifications Panel determined that P-Com Common Stock would no longer be listed on the NASDAQ Small Cap Market. Effective March 10, 2003, P-Com's Common Stock commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. This move could result in a less liquid market available for existing and potential stockholders to trade shares of P-Com Common Stock and could ultimately further depress the trading price of P-Com Common Stock.

           P-Com's Common Stock is subject to the SEC's "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell shares of P-Com Common Stock and may affect the ability of holders to sell P-Com Common Stock in the secondary market, and the price at which a holder can sell P-Com Common Stock.

ISSUING SECURITIES AS A MEANS OF RAISING CAPITAL AND THE FUTURE SALES OF THESE SECURITIES IN THE PUBLIC MARKET COULD LOWER P-COM'S STOCK PRICE AND ADVERSELY AFFECT ITS ABILITY TO RAISE ADDITIONAL CAPITAL IN SUBSEQUENT FINANCINGS.

           P-Com has traditionally relied on debt and equity financings to meet its working capital needs including the issuances of Series B Convertible Preferred Stock in August 2003, Series C Convertible Preferred Stock in October and December 2003, and Series D Preferred Stock in December 2003. In connection with these issuances, P-Com also issued warrants to purchase shares of its Common Stock. When the shares of Common Stock that are issuable upon conversion or exercise of these securities are subsequently sold in the public market, the trading price of P-Com Common Stock may be negatively affected. As of March 10, 2004, the last reported sale price of P-Com Common Stock was $0.08. Future sales of P-Com's Common Stock, particularly shares issued upon the exercise or conversion of outstanding or newly issued securities upon exercise of its outstanding options, could have a significant negative effect on the market price of P-Com's Common Stock. If the market price of P-Com Common Stock continues to decrease, P-Com may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

THE CONVERSION OR EXERCISE OF P-COM'S OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON P-COM'S EXISTING STOCKHOLDERS.

           In March, May and July 2003, P-Com issued warrants to purchase approximately 8.8 million shares of its Common Stock. In August 2003, P-Com's remaining 7% Convertible Subordinated Notes due 2005 were converted into approximately 1.0 million shares of Series B Convertible Preferred Stock, of which 889,393 shares were converted into approximately 94 million shares of Common Stock in December 2003. The remaining outstanding shares of Series B Convertible Preferred Stock are convertible into approximately 11.0 million shares of P-Com Common Stock.

           In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock together with warrants to purchase approximately 139.2 million shares of Common Stock. These shares of Series C Convertible Preferred Stock are convertible into approximately 174.0 million shares of Common Stock. In December 2003, P-Com issued 2,000 shares of Series D Convertible Preferred Stock which, in turn, are convertible into approximately 13.3 million shares of Common Stock. Although the conversion or exercise of these securities is subject to limitations that prevent any single holder from holding more than 4.999% or 9.999%, as the case may be, of P-Com's outstanding Common Stock, the conversion or exercise of these securities will nevertheless result in substantial dilution to P-Com's existing stockholders.

           In December 2003, P-Com also issued 63,500,000 shares of its Common Stock in connection with the SPEEDCOM Acquisition. These shares were distributed as a dividend to shareholders of SPEEDCOM. This issuance resulted in substantial dilution to P-Com's existing stockholders, and any subsequent sale of shares of Common Stock by shareholders of SPEEDCOM could have a significant negative effect on the market price of P-Com's Common Stock.

A RECENT AMENDMENT TO P-COM'S BYLAWS INCREASES P-COM'S ABILITY TO CONDUCT FINANCING TRANSACTIONS USING ITS EQUITY SECURITIES AND, AS A RESULT, MAY CAUSE FURTHER DILUTION TO P-COM'S STOCKHOLDERS.

           At P-Com's 2003 annual meeting of stockholders, P-Com's stockholders approved a proposal to amend P-Com's bylaws. As a result of this amendment, P-Com may issue securities that are convertible into or exercisable for shares of P-Com Common Stock at a conversion or exercise price that is subject to downward adjustment without obtaining stockholder approval. This downward adjustment mechanism is designed to protect the holders of these securities from having their investments diluted by future issuances of P-Com Common Stock at a lower price per share. This is accomplished by issuing an increased number of shares of P-Com Common Stock to these security holders upon the conversion or exercise of those securities. If the market price of P-Com common stock continues to decline and P-Com is forced to continue raising capital through dilutive equity financings, the holders of these convertible securities will be protected from any dilution that may occur but, as a result, P-Com's other stockholders will be diluted to a greater extent than if these convertible securities did not exist.

DUE TO THE RESERVATION OF A SUBSTANTIAL NUMBER OF P-COM'S AUTHORIZED AND UNISSUED SHARES OF COMMON STOCK, P-COM HAS LITTLE OR NO FLEXIBILITY TO ISSUE ADDITIONAL SHARES OF STOCK IN CONNECTION WITH FINANCING PROGRAMS, ACQUISITIONS AND OTHER CORPORATE PURPOSES.

           P-Com is authorized to issue a total of 700 million shares of Common Stock. Of this amount, approximately 250 million shares of Common Stock are currently issued and outstanding. Additionally, P-Com is required to reserve additional shares of Common Stock for issuance upon conversion or exercise of P-Com's outstanding convertible securities and for issuance under its 1995 Stock Option/Stock Issuance Plan. As a result, P-Com will have little or no flexibility to act in the future with respect to financing programs, acquisitions, forward stock splits and other corporate purposes without the delay and expense involved in obtaining stockholder approval each time an opportunity requiring the issuance of shares of Common Stock arises. Such a delay could cause P-Com to lose the opportunity to pursue one or more of these transactions. Moreover, P-Com's stockholders may refuse to grant the necessary approval.

P-COM'S STOCK PRICE HAS BEEN VOLATILE AND HAS EXPERIENCED SIGNIFICANT DECLINE, AND IT MAY CONTINUE TO BE VOLATILE AND CONTINUE TO DECLINE.

           In recent years, the stock market in general, and the market for shares of small capitalization technology stocks in particular, has experienced extreme price fluctuations. These fluctuations have often negatively affected small cap companies such as P-Com, and may impact its ability to raise equity capital in periods of liquidity crunch. Companies with liquidity problems also often experience downward stock price volatility. P-Com believes that factors such as announcements of developments relating to its business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by P-Com or its competitors, developments in the emerging countries' economies, sales by competitors, sales of significant volumes of P-Com Common Stock into the public market, developments in its relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments and fluctuations in results of operations could and have caused the price of P-Com Common Stock to fluctuate widely and decline over the past two years during the telecommunications recession. The market price of P-Com Common Stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to P-Com's performance.

P-COM HAS ADOPTED ANTI-TAKEOVER DEFENSES THAT COULD DELAY OR PREVENT AN ACQUISITION OF P-COM.

           P-Com's stockholder rights plan, certificate of incorporation, equity incentive plans, bylaws and Delaware law may have a significant effect in delaying, deferring or preventing a change in control and may adversely affect the voting and other rights of other holders of P-Com Common Stock.

           The rights of the holders of P-Com Common Stock will be subject to, and may be adversely affected by, the rights of any other Preferred Stock that may be issued in the future, including the Series A Junior Participating Preferred Stock that may be issued pursuant to the stockholder rights plan, upon the occurrence of certain triggering events. In general, the stockholder rights plan provides a mechanism by which the share position of anyone that acquires 15% or more (or 20% or more in the case of the State of Wisconsin Investment Board and Firsthand Capital Management) of P-Com's Common Stock will be substantially diluted. Future issuance of Common Stock or additional Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of P-Com's outstanding voting stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

           P-Com has international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, P-Com's international sales have been denominated in British pounds sterling, Euro and United States dollars. The functional currencies of P-Com's wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into United States dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and a gain of $447,000 was recorded for the year ended December 31, 2003, due to the approximately 20% depreciation of the United States dollar against the Euro and British pound in the year. Foreign exchange transactions gains and losses were not material to the results for the year ended December 31, 2002 and December 31, 2001. Based on P-Com's overall currency rate exposure at December 31, 2003, a near-term 10% appreciation or depreciation of the United States dollar could have an approximately $200,000 effect on P-Com's financial position, results of operations and cash flows over the next fiscal year. P-Com does not use derivative financial instruments for speculative or trading purposes. P-Com managed its foreign exchange rate exposure by using the natural hedge mechanism through matching of foreign currency receipts and expenses.

INTEREST RATE RISK

           As of December 31, 2003, P-Com has no indebtedness or other financial instruments that would expose it to interest rate risk.

     ITEM 8.   FINANCIAL STATEMENTS

                                   P-COM, INC.



Index to Consolidated Financial Statements and Financial Statement Schedule


                                                                                                Page

Financial Statements:
         Report of Aidman, Piser & Company P.A.................................................  35

         Report of PricewaterhouseCoopers LLP..................................................  36

         Consolidated Balance Sheets at December 31, 2003 and 2002.............................  37

         Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002, and 2001.....................................................  38

         Consolidated Statements of Stockholders' Equity (Deficit) and
         Comprehensive Loss for the years ended December 31, 2003,
         2002, and 2001........................................................................  39

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002, and 2001.....................................................  41

         Notes to Consolidated Financial Statements............................................  42

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts.......................................  72

  All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

                        Report of Independent Accountants


The Board of Directors
P-Com, Inc.

We have audited the accompanying consolidated balance sheet of P-Com, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P-Com, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
February 26, 2004, except for Note 17, as to which the date is March 4, 2004

                         REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF P-COM, INC.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of P-Com, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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





/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2003, except as to Notes 1c, 12b, 17d, 17e, 17f and 17g as to which the date is September 3, 2003

                                   P-COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amount)




                                                               DECEMBER 31,
                                                              2003       2002
                                                           --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                                 $6,185        $861
   Restricted cash                                                -         415
    Accounts receivable, net of allowances
     of $310 and $379 respectively                            4,801       4,797
   Inventory                                                  5,258      12,433
   Prepaid expenses and notes receivable                      2,216       3,402
   Assets of discontinued operations                             40       2,923
                                                           --------    --------
            Total current assets                             18,500      24,831

Property and equipment, net                                   3,807      10,511
Goodwill and other assets                                    12,258         381
                                                           --------    --------
            Total assets                                    $34,565     $35,723
                                                           ========    ========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                          $4,035      $8,144
   Other accrued liabilities                                 16,226      14,774
   Loan payable to bank                                           1       2,604
   Liabilities of discontinued operations                       313       1,085
                                                           --------    --------
            Total current liabilities                        20,575      26,607
   Convertible subordinated notes                                 -      22,390
   Other long-term liabilities                                    6       2,076
                                                           --------    --------
            Total liabilities                                20,581      51,073
                                                           --------    --------
Commitments and contingencies (notes 13 and 14)
Redeemable preferred stock:
   Series B preferred stock                                   1,361           -
   Series C preferred stock                                     870           -
   Series D preferred stock                                   2,000           -
                                                           --------    --------
            Total preferred stock                             4,231           -
                                                           --------    --------

Stockholders' equity (deficit):
   Common stock, par value $0.0001 per share:
    700,000 shares authorized; 204,606 and 34,438
    shares issued; 203,686 and 34,438 shares
     outstanding, respectively                                   20          16
Treasury stock, at cost; 920 shares at 2003                     (74)          -
Additional paid-in capital                                  373,186     333,740
Accumulated deficit                                        (363,173)   (348,766)
Accumulated other comprehensive loss                           (206)       (340)
                                                           --------    --------
            Total stockholders' equity (deficit)              9,753     (15,350)
                                                           --------    --------
Total liabilities, redeemable preferred stock
  and stockholders' equity (deficit)                        $34,565     $35,723
                                                           --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             2003         2002         2001

Sales                                                    $   20,841  $   29,686    $   73,236
Cost of sales                                                20,604      30,777        94,890
                                                         ----------  ----------    ----------
Gross profit (loss)                                             237      (1,091)      (21,654)

Operating expenses:
 Research and development                                     6,099      12,745        19,800
 Selling and marketing                                        3,557       6,621         7,636
 General and administrative                                   5,607      10,750        26,070
 Goodwill impairment and amortization                             -      11,409        8,034
 Restructuring charges                                        3,712           -             -
                                                         ----------  ----------    ----------
   Total operating expenses                                  18,975      41,525        61,540
                                                         ----------  ----------    ----------

Loss from operations                                        (18,738)    (42,616)      (83,194)
Other income (expenses):
 Interest expense                                            (2,249)     (2,457)       (1,946)
 Gain on sale of subsidiary                                       -           -         9,814
 Gain on debt extinguishment, net                             6,499       1,393             -
 Other income (expenses), net                                 3,739      (1,312)         (619)
                                                         ----------  ----------    ----------
Loss before discontinued operations, income taxes,
 and cumulative effect of change in accounting principle    (10,749)    (44,992)      (75,945)
Income tax benefit                                                -        (470)         (618)
                                                         ----------  ----------    ----------
Loss before discontinued operations and cumulative
 effect of change in accounting principle                   (10,749)    (44,522)      (75,327)
Loss from discontinued operations                            (2,137)     (4,284)         (211)
                                                         ----------  ----------    ----------
Loss from continuing operations before
 cumulative effect of accounting change                     (12,886)    (48,806)      (75,538)
Cumulative effect of change in accounting principle               -      (5,500)            -
                                                         ----------  ----------    ----------
Net loss                                                    (12,886)    (54,306)      (75,538)
                                                         ----------  ----------    ----------
Preferred stock accretions                                   (1,521)          -             -
                                                         ----------  ----------    ----------
Net loss attributable to Common Stockholder              $  (14,407) $  (54,306)   $  (75,538)
                                                         ----------  ----------    ----------

Basic and diluted loss per common share:
 Loss from continuing operations                         $    (0.23) $    (1.74)   $    (4.55)
 Loss from discontinued operations                            (0.04)      (0.17)        (0.01)
 Cumulative effect of change in accounting principle              -       (0.22)            -
                                                         ----------  ----------    ----------
Basic and diluted loss per common share                  $    (0.27) $    (2.13)   $    (4.56)
                                                         ==========  ==========    ==========
Shares used in Basic and Diluted per share computation       54,140      25,546        16,551



The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                               COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)




                                                                                Accumulated
                                                                                   Other
                                       Common Stock    Additional               Comprehensive  Comprehensive
                                      ---------------   Paid-In    Accumulated     Income        Income
                                      Shares   Amount   Capital      Deficit       (Loss)        (Loss)       Total
                                      ------   ------  ----------  -----------  ------------  -------------  ------
Balance at December 31, 2000          16,126      8     316,515     (218,922)     (2,354)                    95,247
Issuance of Common Stock for cash        760     --       3,000           --          --            --        3,000
Stock-based compensation expense          --     --          29           --          --            --           29
Issuance of Common Stock under
 employee stock purchase plan             79     --         450           --          --            --          450
Cumulative translation adjustment         --     --          --           --       1,068         1,068        1,068
Net loss                                  --     --          --      (75,538)                  (75,538)     (75,538)
                                                                                               -------
Comprehensive loss                                                                             (74,470)
                                      ------    ---    --------    ---------     -------       =======     --------
Balance at December 31, 2001          16,965      8     319,994     (294,460)     (1,286)                    24,256
Issuance of Common Stock for cash,
 net of issuance costs of $821        14,797      7       7,706           --          --            --        7,713
Issuance of warrants for Common
 Stock in conjunction with line of
 credit borrowings                        --     --          64           --          --            --           64
Issuance of Common Stock as
 part of vendor settlements            1,281      1       1,272           --          --            --        1,273
Conversion of notes payable to
 Common Stock                          1,367      3       4,186           --          --            --        4,189
Issuance of warrants for Common
 Stock for services rendered              --     --         480           --          --            --          480
Issuance of Common Stock under
 employee stock purchase plan             27     --          35           --          --            --           35
Cumulative translation adjustment         --     --          --           --         946           946          946
Net loss                                  --     --          --      (54,306)                  (54,306)     (54,306)
                                                                                               -------
Comprehensive loss                                                                             (53,360)
                                      ------    ---    --------    ---------     -------       =======     --------
Balance at December 31, 2002          34,438    $19    $333,737    $(348,766)    $  (340)                  $(15,350)
                                      ======    ===    ========    =========     =======                   ========

                                   P-COM, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                               COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In thousands)

                                                                                                        Accumulated
                                                                                                        Other
                                                                                                        Compre-     Net
                                                                      Additional                        hensive     Compre-
                                                  Common Stock        Paid-in   Treasury Accumulated    Income      hensive
                                                  Shares    Amount    Capital   Stock    Deficit        (Loss)      Loss     Total
                                                  ------    ------    -------   -------  -----------    ----------  -----   ------

Balance at December 31, 2002                      34,438   $   16   $ 333,740            $ (348,766)     $  (340) $    -   $(15,350)
Non-monetary exchange of common stock
for equipment equipment                            (920)                        $ (74)                                          (74)
Issuance of common stock for cash,                2,100                   307                                                   307
 net of expenses
Discount on convertible promissory notes              -                   693                                                   693
Issuance of common stock for professional
services rendered                                 4,500                   450                                                   450
Issuance of common stock for vendor
settlement                                        4,764                   558                                                   558
Exercise of warrants for common stock             1,072                     1                                                     1
Issuance of common stock to SpeedCom
 for business purchase                           63,500         6       7,232                                                 7,238
Warrant amortization expenses                         -                   367                                                   367
Conversion of Series B preferred stock
 to common stock                                 94,232         9      10,909                                                10,918
Discount on Series C preferred stock,                                                                                             -
 related to beneficial conversion feature                              18,918                                                18,918
Accretions of preferred stock; $651 related to
Series B, and $870 related to Series C                                                       (1,521)                         (1,521)
Foreign currency translation adjustments                                                                  134          134      134
Other changes                                                 (11)         11                                                     -
Net loss                                                                                                           (12,886)
                                                                                                                  --------
Comprehensive loss                                                                                                $(12,752)
                                                                                                                  =========
Balance at December 31, 2003                    203,686    $   20   $ 373,186   $ (74) $(363,173)    $   (206)               $9,753
                                                =======    ==================================================                ======



     The  accompanying notes are an integral part of these financial statements.

                                   P-COM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Years ended December 31,
                                                                                  2003              2002             2001
                                                                           ------------------  ----------------   --------------
Cash flows from operating activities:
Net loss                                                                           $ (12,886)        $ (54,306)       $ (75,538)
Adjustments to reconcile net loss to net cash flows from
operating activities:
   Gain on retirement of convertible notes                                            (6,499)           (1,393)               -
  Depreciation expense                                                                 3,890             6,602            8,845
   Inventory valuation and other charges                                               3,734             5,770           30,000
  Asset impairment and other restructuring charges                                     3,712                 -                -
  Loss on discontinued operations                                                      2,137             4,284              211
  Goodwill impairment charge                                                               -            11,409            5,621
  Amortization of goodwill                                                                 -                 -            2,411
  Cumulative effect of change in accounting principle                                      -             5,500                -
  Gain on vendor settlements,  included in other income
    (expenses), net                                                                   (2,060)                -                -
  Gain on sale of subsidiary                                                               -                 -           (9,814)
  Accounts receivable valuation charge                                                     -                 -           11,837
  Stock compensation expenses for consultants                                            779                 -                -
  Amortization of  discount on promissory notes                                          731                 -                -
  (Gain) loss on disposal of equipment, included in other
    income (expenses), net                                                              (635)              153            1,367
   Notes conversion expense                                                                -               771                -
  Amortization of stock warrants                                                         367               546              159
  Write down  of long-term investments                                                     -                 -              234
  Write-off of notes receivable                                                          100               159                -
  Compensation expense related to stock options                                            -                 -               29
     Changes in operating assets and liabilities:
         Accounts receivable, net of reserve                                             144               979           31,088
         Inventory                                                                     2,487            12,664            5,567
         Prepaid expenses and other assets                                               846             3,874            6,953
        Accounts payable                                                              (1,181)              440          (23,581)
        Other accrued liabilities                                                     (1,539)          (11,963)         (15,634)
                                                                           ------------------  ----------------   --------------
      Net cash flows from operating activities                                        (5,873)          (14,511)         (20,245)
                                                                           ------------------  ----------------   --------------

Cash flows from investing activities:
   Acquisition of property and equipment                                                (182)             (596)          (2,502)
   Proceeds from sale of property and equipment                                            -               251                -
   Proceeds from sale of subsidiary                                                        -                 -           12,088
   Change in restricted cash                                                             415             2,496           (2,911)
   Cash paid for Speedcom business purchase                                           (1,580)                -                -
   Net asset of discontinued operation                                                   635             2,900             (435)
                                                                           ------------------  ----------------   --------------
      Net cash flows from investing activities                                          (712)            5,051            6,240
                                                                           ------------------  ----------------   --------------

Cash flows from financing activities:
   Payments of Notes                                                                    (750)           (2,111)         (10,992)
   Proceeds from issuance of common stock, net of expenses                               307             7,713            3,000
   Proceeds from issuance of preferred stock, net of expenses                         15,108                 -                -
   Proceeds from Employee Stock Purchase Plan                                              -                35              450
   Proceeds from (repayment of) loan payable to bank                                  (2,603)            2,604                -
   Proceeds from notes payable                                                             -                 -              864
   Payments under capital lease obligations                                             (186)             (497)          (2,568)
                                                                           ------------------  ----------------   --------------
      Net cash flows from financing activities                                        11,876             7,744           (9,246)
                                                                           ------------------  ----------------   --------------

   Effect of exchange rate changes on cash                                                33                52               22
                                                                           ------------------  ----------------   --------------
Net increase (decrease) in cash and cash equivalents                                   5,324            (1,664)         (23,229)
Cash and cash equivalents at beginning of the year                                       861             2,525           25,754
                                                                           ------------------  ----------------   --------------
Cash and cash equivalents at end of the year                                         $ 6,185             $ 861          $ 2,525
                                                                           ------------------  ----------------   --------------

     The  accompanying notes are an integral part of these financial statements.

                                   P-COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. THE COMPANY. P-Com, Inc. ("P-Com" or the "Company") was incorporated in Delaware on August 23, 1991 to engage in the design, manufacture and marketing of millimeter network access wave radio systems for use in the worldwide wireless telecommunications market. See Note 9 for sales and other information by geographic area.

B. BUSINESS ACQUISITION. As more fully discussed in Note 12, on December 10, 2003, P-Com acquired substantially all of the operating assets and certain liabilities of the Wave Wireless Division of SPEEDCOM Wireless Corporation ("Wave Wireless") in a transaction accounted for using the purchase method. Wave Wireless is engaged in the design, manufacture, configuration and delivery of a variety of broadband fixed-wireless products that are intended to complement the Company's current product line and geographic presence. Under the purchase method of accounting, the results of operations are included in the Company's results commencing on the date of acquisition.

C. DISCONTINUED OPERATIONS. Prior to March 31, 2003, P-Com's services business unit provided network services including system and program planning and management, path design, and installation for the wireless communication market through its service sales segment. As disclosed in Note 8, the services business was sold and, accordingly, the financial statements for December 31, 2003, 2002 and 2001 have been reclassified to reflect P-Com's services business unit as a discontinued operation.

D. LIQUIDITY AND MANAGEMENT'S PLANS

          P-Com has experienced declining revenues attributable to a severe downturn in the broadband wireless industry. As a result of the downturn, the Company has incurred substantial operating losses and used substantial cash in its operations for all periods presented. For the years ended December 31, 2003, 2002 and 2001, P-Com recorded net losses from continuing operations of ($10.7) million, ($44.5) million, and ($75.3) million, respectively, and used ($5.9) million, ($14.5) million, and ($20.2) million cash, respectively, in its operating activities. In addition, as of December 31, 2003, the Company had a working capital deficiency of ($2.1) million. These negative trends and conditions raise substantial doubt about the Company's ability to continue as a going concern.

           Commencing in the first quarter of the year ended December 31, 2003, management and the Board of Directors, commenced an aggressive restructuring program aimed largely at (i) extinguishing substantial amounts of liabilities using non-cash means, such as the issuance of equity and mezzanine securities;
(ii) exiting unprofitable product lines; (iii) discontinuing an unprofitable business segment; (iii) reducing overhead by exiting certain unnecessary facilities; and (iv) significantly curtailing operating expenditures. Concurrent with the Company's restructuring program, pursuant to management's plan and direction, the Company has (i) introduced emerging technologies in the market during 2003, (ii) acquired a complementary business line, and (iii) raised significant levels of capital, necessary to partially sustain the Company during the restructuring period. See Note 7 for more information about restructuring activities. These actions and management's plan are further discussed as follows:

           In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder for aggregate net proceeds of $307,000.

           On August 4, 2003, as a result of the restructuring of its Convertible Subordinated Notes due 2005 ("Convertible Notes"), the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. See Note 5 for further details on the terms of our Convertible Preferred Stock.

           On September 25, 2003, the Company renewed its credit facility with Silicon Valley Bank until September 25, 2004 (the "Credit Facility"). The renewed Credit Facility allows for maximum borrowings of up to $4.0 million, subject to borrowing base formulas and certain other restrictions. At December 31, 2003, the Company had no outstanding obligations to the Bank under the Credit Facility.

           In October and December, 2003, the Company closed its Series C Preferred Stock financing, resulting in gross proceeds to the Company of approximately $15.1 million (the "Series C Financing"), which includes $2.7 million of bridge financing. See Note 5 for further details on the terms of our Convertible Preferred Stock.

           As a result of these activities, the Company had cash of $6.2 million on hand at December 31, 2003.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LIQUIDITY AND MANAGEMENT'S PLANS (CONTINUED)

           Although the receipt of net proceeds from our financing activities has significantly improved the Company's working capital position, relative to previous fiscal quarters during the year ended December 31, 2003, there remains a $2.1 million deficiency at year end, which includes $9.2 million in estimated current liabilities arising in prior years that are subject to negotiation (See
Note 3). However, the continuation of the Company as a going concern is dependent upon the success of management's plan to increase sales volume, control operating expenses, reduce the Company's product costs and, ultimately return the Company to profitability. Considering the uncertainty regarding P-Com's ability to materially increase sales, P-Com's known and likely cash requirements in 2004 may exceed available cash resources. P-Com may be required to borrow from its existing Credit Facility in order to satisfy its liquidity requirements, or may be required to raise additional equity financing. No assurances can be given that additional financing will continue to be available to P-Com on acceptable terms, or at all. Management is also currently evaluating the sale of certain assets, or seeking a strategic acquisition or other transaction that would substantially improve P-Com's liquidity and capital resource position. If the Company is unsuccessful in its plans to (i) generate sufficient revenues from new and existing products sales; (ii) diversify its customer base; (iii) decrease its product costs; (iv) obtain additional debt or equity financing; (v) refinance the obligation due Agilent of approximately $1.7 million due December 1, 2004; or (vi) negotiate agreements to settle outstanding claims, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund the Company's operations, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of P-Com and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

           The value of the United States dollar rises and falls day-to-day on foreign currency exchanges. Since the Company does business in foreign countries, these fluctuations affect the Company's financial position and results of operations. Assets and liabilities of our foreign subsidiaries are translated from their local currencies into United States dollars at exchange rates in effect at the respective balance sheet date. Income and expense accounts are translated from their local currencies into United States dollars at average exchange rates for the respective period.

           Accumulated net translation adjustments are recorded as a component of comprehensive income (loss) in stockholders' equity (deficit). Foreign exchange transaction gains and losses are included in the results of operations in the periods incurred, and were not material in all periods presented. The Company does not enter into any contracts to hedge the effects of foreign currency exchange fluctuations.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

           The estimated fair values of cash, accounts receivable and payable, bank debt and accrued liabilities at December 31, 2003 and 2002 approximated their respective historical cost due to the short maturities. The fair value of our Convertible Subordinated Notes at December 31, 2002 was estimated to be approximately 30% of face value, or $6.7 million, using prevailing market interest rates at that time.

CASH AND CASH EQUIVALENTS

           P-Com considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

RESTRICTED CASH

           As of December 31, 2002, P-Com has approximately $0.4 million of restricted cash that is designated as cash collateral for the credit facility agreement with Silicon Valley Bank. There is zero restricted cash as of December 31, 2003.

ACCOUNTS RECEIVABLE

           The Credit Facility disclosed in Note 4 is secured by all accounts receivable and other Company assets. There were minimal borrowings outstanding under the Credit Facility as of December 31, 2003, and $2.9 million was outstanding as of December 31, 2002.

           P-Com recorded an allowance for doubtful accounts based on specifically identified amounts that management believed to be uncollectible. P-Com also recorded additional allowances based on certain percentages of its aged receivables, which were determined based on historical experience and management's assessment of the general financial conditions affecting P-Com's customer base. P-Com has a limited number of customers with individually large amounts due at any given balance sheet date. (See Concentration of Credit Risk, below) Any unanticipated change in one of those customer's credit worthiness or other matters affecting the collectability of amounts due from such customers, could have a material affect on P-Com's results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

REVENUE RECOGNITION

           Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product provided no significant obligations remain and collection is probable. Shipping and handling costs related to our product sales are included as a component of cost of sales. The Company has not experienced material returns of products. The Company warrants its products and provides free parts and labor to repair any manufacturing defects on its equipment for a period of one year to three years. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. See Note 3 for information about our accrued warranty provisions.

INVENTORY

           Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. Inventory is reduced, if necessary, to its net realizable value based on customer orders and demand forecasts using management's best estimate given the information currently available.

PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost and include tooling and test equipment, computer equipment, furniture, land and buildings, and construction-in-progress. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years, and in the case of our building, 33 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives of the respective improvements or the lease term.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a) RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

           Research and development costs are expensed as incurred. P-Com's software products are integrated into its hardware products. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Software development costs incurred subsequent to the establishment of technological feasibility and before general release to customers are capitalized, if material.

b) GOODWILL

           Goodwill at December 31, 2003 amounts to $11.9 million, and represents the excess of the purchase price over the fair values of net assets acquired in connection with the Wave Wireless acquisition. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first, identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that P-Com's management determines that the value of goodwill has become impaired using this approach, the Company will record an accounting charge for the amount of the impairment. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition. The Company will perform this test annually, on the first day of the fourth fiscal quarter of each year.

           During the years ended December 31, 2002 and 2001, management reviewed the carrying value of goodwill related to the services business unit, and based upon its assessment of future cash value of revenue flows and the current depressed business condition of the telecommunications services market, recorded a ($11.4) million impairment charge in the fourth quarter of 2002. In 2001, management reviewed the carrying value of the goodwill related to the business line acquired from Cylink Wireless Group in 1998. Based on the changes to the forecasted future cash flows and the replacement of the Cylink spread spectrum products with the AirPro Gold line, it was determined that the residual goodwill arising from the Cylink Wireless Group acquisition was impaired and recorded a $5.6 million charge in 2001. In addition, effective upon the adoption of SFAS 142, the Company recorded ($5.5) million of transitional impairment charges in the first quarter of the year ended December 31, 2002, which represented the difference between the fair value of expected cash flows from the services business unit, and its book value on the effective date of the then newly-issued pronouncement.

c) IMPAIRMENT OF LONG-LIVED ASSETS

           In the event that facts and circumstances indicate that the long-lived assets, other than goodwill, may be impaired, an evaluation of recoverability would be performed to determine whether impairments were present by comparing the net book value of long-lived assets, other than goodwill, to projected undiscounted cash flows at the lowest discernable level for which cash flow information can be projected. In the event that undiscounted cash flows are insufficient to recover the net carrying value over the remaining useful lives, impairment charges are calculated and recorded in the period first estimable using discounted cash flows or other fair value information, whichever is more appropriate. During the year ended December 31, 2003, an impairment charge of ($3.1) million was reflected in the caption, "Restructuring charges on the consolidated statement of operations."

COMPREHENSIVE INCOME (LOSS)

           Under Statements on Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), P-Com is required to display comprehensive income and its components as part of our full set of financial statements. Comprehensive income comprises net income (loss) and other comprehensive income
(loss) items. Other comprehensive income (loss) includes certain changes in equity of P-Com that are excluded from net income (loss). Specifically, SFAS 130 requires adjustments arising from P-Com's foreign currency translation, that were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) in 2003, 2002 and 2001 has been reflected in the Consolidated Statement of Stockholders' Equity and Comprehensive Loss.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION

           P-Com accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of its stock at the date of grant over the stock option exercise price. P-Com accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, stock option awards issued to non-employees are accounted for at their fair value on the date issued, where fair value is determined using the Black-Scholes option pricing method.



           The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 for each year ending December 31:

                                                2003            2002            2001
                                             ----------------------------------------------
Stock-based employee compensation costs
    used in the determination of net
    income (loss) attributable to
    common stockholders, as reported         $    -             $     -         $    -
                                             =============================================


Loss attributable to common
    stockholders, as reported                $14,407            $54,307         $75,538
Stock-based employee compensation costs      ---------------------------------------------
    that would have been included in
    the determination of net loss if
    the fair value method (SFAS 123) has
    been applied to all awards                 1,967            (2,747)         (6,138)

                                             ---------------------------------------------

Unaudited pro forma net loss                 ($16,374)          ($57,054)       ($81,676)
    attributable to common
    stockholders, as if the fair valu
    method had been applied to all
    awards
                                             ----------------------------------------------


Net  loss attributable to common             $(0.27)            $(2.13)         $(4.55)
    stockholders per common share, as
    reported

                                             -----------------------------------------------


Unaudited pro forma net loss
    attributable to common stockholders
    per common share, as if the fair
    value method had been applied to
    all awards                               $(0.30)            $(2.23)         $4.93)
                                             ===============================================




CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

           Financial instruments that potentially subject P-Com to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. As of December 31, 2003, P-Com had in excess of $6.0 million on deposit in Silicon Valley Bank. The failure of this bank may result in a substantial loss of these deposits.

           P-Com has sold most of its products in international markets (See
Note 9). Sales to several customers have been denominated in British Pounds Sterling and Euro. At December 31, 2003, 2002 and 2001, accounts receivable from these customers represented 30%, 29%, and 59%, respectively, of total accounts receivable. Any gains or losses that arise in the translation of foreign denominated financial instruments are included in operations each period when measurable.

           P-Com performs credit evaluations of its customers' financial condition to determine the customer's credit-worthiness. Sales are then generally made either on 30 to 90 day payment terms, COD or pursuant to letters of credit. P-Com extends payment terms to international customers of up to 90 days, which is consistent with prevailing business practices.

           At December 31, 2003 and 2002, approximately 50% and 43%, respectively, of trade accounts receivable represent amounts due from three customers, respectively. For the year ended December 31, 2003, 2002 and 2001, four, two and two customers accounted for 54%, 26% and 41% of total sales, respectively.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

           In December 2003, the FASB issued FASB Interpretation No. 46 (Amended), Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation was originally effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. However, the FASB is reviewing certain provisions of the standard and has deferred the effective date for public companies to periods ending after December 15, 2003. P-Com currently has no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

           In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, did not have an impact on P-Com' s financial position or results of operations.

           In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, P-Com had no such financial instruments outstanding and therefore adoption of this standard had no financial reporting implications. In August, October and December 2003, P-Com issued shares of Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, all of which have certain terms that, while improbable, may require their mandatory redemption for cash. P-Com believes that accounting for these securities as a mezzanine security, outside of equity, under Staff Accounting Bulletin No. 64 ("SAB 64") is appropriate.

2.         CHANGE IN ACCOUNTING PRINCIPLE

GOODWILL

           Effective January 1, 2002, P-Com adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Pursuant to the impairment recognition provisions of SFAS 142, P-Com conducted an evaluation of the impact of adopting SFAS 142. Accordingly, under the transitional provisions of SFAS 142, a goodwill impairment loss of $5.5 million was recorded related to P-Com's services segment during the first quarter of 2002, representing the difference between the fair value of expected cash flows from the services business unit, and its book value. The fair value of the services segment was estimated using a discounted cash flows model over a four-year period from 2002 to 2005. A residual value was calculated assuming that the services business unit will continue as a going concern beyond the discrete projected period. A discount factor of 25% was used to compute the present value of expected future cash flows. The residual of the goodwill balance amount of $11.4 million was also assessed to be impaired in the fourth quarter of 2002, and a charge was recorded for the same amount.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.         CHANGE IN ACCOUNTING PRINCIPLE (CONTINUED)

           The following sets forth a reconciliation of net loss and loss per share information for the year ended December 31, 2002 and 2001, as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):



                                            FOR THE YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                               2002          2001
                                             --------      --------
Reported net loss attributable to
 common stockholders                         $(54,307)     $(75,538)
  Add back: Goodwill amortization ....             --         2,411
                                             --------      --------
Adjusted net loss ....................        (54,307)      (73,127)
                                             --------      --------
Basic and diluted loss per share
Attributable to common stockholders
Reported net loss ....................       $  (2.13)    $  (4.56)
  Add back: Goodwill amortization ....             --         0.15
                                             --------      --------
Adjusted net loss ....................      $  (2.13)    $  (4.42)
                                             ========      ========

Weighted average number of shares ....         25,546       16,551
                                             ========      ========

Changes in the carrying amount of goodwill for the year ended December 31, 2003, 2002 and 2001 are as follows (in $000):

                                           2003         2002           2001
                                        --------    --------       --------
Balance at January 1, .............     $    --     $ 16,909       $ 24,941
Purchased goodwill during the year        11,981          --             --
Goodwill amortization expense .....          --           --         (2,411)
Transition impairment .............          --       (5,500)            --
Impairment charge .................          --      (11,409)        (5,621)
                                         --------    --------        --------
Balance at December 31, ...........      $11,981     $    --       $  16,909
                                         =========   =========    =========

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.         SELECTED BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS

Inventory consists of the following (in thousands of dollars):



                                           As of December 31,
                                          ------------------------
                                            2003           2002
                                          --------       --------
Raw materials ......................      $  3,219       $  9,748
Work-in-process ....................         1,682          1,580
Finished goods .....................           277            815
Inventory at customer sites ........            80            290
                                          --------       --------
                                             5,258         12,433
                                          ========       ========

Property and equipment consists of the following (in thousands of dollars):




                                                                  As of December 31,
                                                               -----------------------
                                   Useful life                   2003           2002
                                   -----------                  -------        -------
Tooling and test equipment......   3 - 5 years                  $27,196         $32,658
Computer equipment..............   3 years                        6,480           8,033
Furniture and fixtures..........   5 years                        2,360           2,682
Land and buildings and leasehold
improvements....................   5 to 7, and 33 years           1,736           1,754
Construction in process.........                                     14             118
                                                                -------         -------
                                                                 37,786          45,245
Less: Accumulated depreciation and amortization...............  (33,979)        (34,734)
                                                                -------         --------
                                                                $ 3,807          $10,511
                                                                =======         ========



                Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $3,890, $6,602 and $8,845, respectively.

           The above amounts include leasehold improvements under capital leases and related accumulated amortization of $6,994 and $4,889 at December 31, 2003, $6,990 and $3,370 at December 31, 2002 and $7,158 and $1,979 at December 31,
2001, respectively. In 2003, P-Com recorded a provision for impairment of equipment relating to the point - to - multipoint product lines, of which $5,550 was financed on capital leases as of December 31, 2003 and this equipment was secured with the lessor.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.         SELECTED BALANCE SHEET AND INCOME STATEMENT COMPONENTS (CONTINUED)

           Other accrued liabilities consist of the following (in thousands):


                                                    As of December 31,
                                                   -------------------
                                                    2003       2002
                                                   -------    -------

Purchase commitment ...........................    $ 1,238    $ 2,195
Deferred contract obligations (a)..............      8,000      8,000
Deferred revenue ..............................        243        290
Accrued employee benefits .....................      1,092        860
Accrued warranty(b) ...........................      1,110        936
Lease obligations .............................      2,335        435
Accrued rent...................................        497        560
Customer advance...............................        468        382
Senior subordinated secured promissory note              -        202
Interest payable ..............................          -        276
Other .........................................      1,243        638
                                                   -------    -------
                                                   $16,226    $14,774
                                                   =======    =======

(a) Deferred contract obligations



           Under a joint license and development contract, P-Com determined that an Original Equipment Manufacturer agreement provided for payments of $8.0 million, specifically earmarked for marketing our products under a joint license and development contract. Accordingly, beginning in 1998, the Company had recorded a liability of $3.0 million, and this was increased to $8 million in 1999. As of December 31, 2003 and 2002, the liability of $8.0 million under this arrangement remained.

(b) A summary of product warranty reserve activity is as follows (in thousands):


                                                   2003               2002                2001
                                             --------------    --------------      --------------

Balance at January 1,                  $   $936                $         2,843     $         6,323
Additions relating to product sold
                                            729                            430                 137

Payments                                   (555)                        (2,337)             (3,617)
                                     --------------               --------------      --------------
Balance at December 31,                $  1,110                $          936    $           2,843
                                          =======                      =======              =======



(c) Other long-term liabilities consist of the following (in thousands):


                                                    December 31,
                                                ---------------------
                                                 2003          2002
                                                ------        ------
Capital lease obligations .............         $   6         $2,076
                                                ------        ------
                                                $   6         $2,076
                                                ======        ======

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.         SELECTED BALANCE SHEET AND INCOME STATEMENT COMPONENTS (CONTINUED)

           Other income (expense), net consists of the following for each year ended December 31:




                                                                          2003            2002            2001
                                                                        --------        --------        --------

Gains (losses) on settlements of accounts payable and liabilities    $    2,194       $   (1,254)     $        -
Gains (losses) on disposals of property and equipment                     1,061             (217)         (1,316)
Gains (losses) on transactions denominated in foreign currencies            852              148          (1,166)
Write-off advance to an ex-employee                                        (100)            (159)              -
Write-off notes receivable from Spectrasite                                   -             (791)              -
Recovery on notes receivable                                                  -                -           1,390
Accruals write-back                                                           -              416               -
Interest income                                                               -                -             961
Other income (expenses), net                                               (268)             545            (488)
                                                                     ----------       ----------      ----------
  Total other income (expenses), net                                 $    3,739       $   (1,312)     $     (619)
                                                                     ===========      ==========      ==========



4.         BORROWING ARRANGEMENTS

BANK LINE OF CREDIT

           On September 25, 2003, the Company renewed its Credit Facility with Silicon Valley Bank (the "Bank") until September 25, 2004. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 2.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of December 31, 2003, there was zero balance outstanding under this Credit Facility. The Company has however issued Letter of Credits totaling $166,000 with maturity to June 2004 to certain vendors under this Credit Facility. The Letter of Credits have not been drawn upon yet, as of December 31, 2003.

           The Company has an unsecured overdraft line with a bank in Italy, for borrowings of up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. The amount outstanding on this overdraft line at December 31, 2003 was approximately $1,000.

CONVERTIBLE SUBORDINATED NOTES

           On November 5, 1997, P-Com issued $100 million in 4.25% Convertible Subordinated Notes due November 1, 2002. The 4.25% Convertible Subordinated Notes were convertible into shares of P-Com Common Stock. Interest on the 4.25% Convertible Subordinated Notes was due semi-annually on May 1 and November 1 of each year. During the period following issuance, through November 1, 2002, holders exercised conversion options reducing the carrying amount to $22.4 million. During the year ended December 31, 2002, certain conversions resulted in a gain on debt extinguishment of $1.3 million.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.         BORROWING ARRANGEMENTS (CONTINUED)

           On November 1, 2002, P-Com issued $22.4 million aggregate face value of 7% Convertible Subordinated Notes due November 1, 2005, in exchange for the 4.25% Convertible Subordinated Notes. The 7% Convertible Subordinated Notes were originally convertible into P-Com's Common Stock at $2.10 per share. On May 28, 2003, $2.3 million of the Convertible Subordinated Notes were redeemed through an exchange for property and equipment that resulted in a gain of $1.5 million, included in the caption, "Gain on Debt Extinguishments, net," in the Consolidated Statements of Operations for the year ended December 31, 2003. On August 4, 2003, the remaining principal and accrued interest of the Convertible Subordinated Notes totaling $21.1 million was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock that resulted in a gain of $8.8 million included in the caption, "Gain on Debt Extinguishments, net" in the Consolidated Statements of Operations for the year ended December 31, 2003.

BRIDGE NOTES

           The Company received $2.7 million in bridge note financings during the year ended December 31, 2003 in advance of the sale of Series C Preferred Stock, discussed in Note 5. The bridge notes were convertible into Series C Preferred Stock, and included detachable Series A Warrants to purchase 2.5 million shares of Common Stock and Series B Warrants to acquire 3.5 million shares of the Company's Common Stock. The proceeds from the bridge notes was allocated between the notes and warrants based upon their relative fair values on the commitment date, resulting in a debt carrying value of $2.0 million. Neither the original conversion rate nor the adjusted conversion rate, giving effect to the allocation of proceeds to warrant equity, resulted in a beneficial conversion charge. During the year ended December 31, 2003, the discounted bridge notes were accreted to a balance of $2.2 million, through periodic charges to interest expense. During the fourth quarter, the holders of the bridge notes converted their balances into Series C Preferred stock at an induced, beneficial conversion rate, that resulted in a charge of $3.8 million included in the caption, "Gain on Debt Extinguishments, net," in the Consolidated Statements of Operations for the year ended December 31, 2003.

5.         STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

           The authorized capital stock of P-Com was increased on December 2, 2003 to 700 million shares of Common Stock, $0.0001 par value (the "Common Stock"), and 2 million shares of Preferred Stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below), 1,000,000 shares as Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 10,000 shares as Series C Convertible Preferred Stock (the "Series C Preferred Stock"), and 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock (the "Series D Preferred Stock").

           PREFERRED STOCK

           The Board of Directors is authorized to issue shares of Preferred Stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, term of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series, without further action by the holders of Common Stock.

           SERIES B CONVERTIBLE PREFERRED STOCK

           On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $0.20. Certain holders of Series B Convertible Preferred Stock have agreed to convert the Series B Convertible Preferred Stock into Common Stock upon receipt of stockholder approval to increase the number of authorized shares of the Company's Common Stock to allow for conversion of the Series B Preferred Stock. If declared, the holders of the Series B Preferred Stock shall be entitled to receive dividends payable out of funds legally available therefore. Holders of Series B Preferred Stock shall share pro rata in all dividends and other declared distributions. The basis of distribution shall be the number of shares of Common Stock that the holders would hold if all of the outstanding shares of Series B Preferred Stock had converted into Common Stock.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.         STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

           SERIES B CONVERTIBLE PREFERRED STOCK (CONTINUED)

          Any time after January 31, 2004 and subject to certain limitations, the Company may require the holders of Series B Preferred Stock to convert all outstanding shares of Series B Preferred Stock into shares of Common Stock, in accordance with the optional conversion formula, and all of the following conditions are met:

     o Closing bid price of the Common Stock for 10 consecutive trading days prior to delivery of the mandatory conversion Notice equals or exceeds $0.40;

     o Company shall have filed a registration statement covering all shares of Common Stock issuable upon conversion of the Series B Preferred Stock, declared effective by the SEC, and continuing effectiveness through and including the date of the mandatory conversion;

     o All shares of Common Stock issuable upon conversion of Series B Preferred Stock are authorized and reserved for issuance; registered for resale under the 1933 Act; and listed on the Bulletin Board or other national exchange; and

     o All amounts, if any, accrued or payable under the Certificate of Designation, Rights and Preferences of the Series B Preferred Stock ("Certificate of Designation") shall have been paid.

          Upon the occurrence of the following events, the holders of Series B Preferred Stock may require the Company to purchase their shares of Series B Preferred Stock for cash:

     o Company fails to remove any restrictive legend on any Common Stock certificate issued to Series B Preferred stockholders upon conversion as required by the Certificate of Designation;

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

          The Series B Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock and any class or series of capital stock of the Company created thereafter. The consent of the majority holders of the Series B Preferred Stock is required to create any securities that rank senior or pari passu to the Series B Preferred Stock. Upon a liquidation event, any securities senior to the Series B Preferred Stock shall receive a distribution prior to the Series B Preferred Stock and pursuant to the rights, preferences and privileges thereof, and the Series B Preferred Stock shall receive the liquidation preference with respect to each share. If the assets and funds for distribution are insufficient to permit the holders of Series B Preferred Stock and any pari passu securities to receive their preferential amounts, then the assets shall be distributed ratably among such holders in proportion to the ratio that the liquidation preference payable on each share bears to the aggregate liquidation preference payable on all such shares. If the outstanding shares of Common Stock are increased/decreased by any stock splits, stock dividends, combination, reclassification, reverse stock split, etc., the conversion price shall be adjusted accordingly. Upon certain reclassifications, the holders of Series B Preferred Stock shall be entitled to receive such shares that they would have received with respect to the number of shares of Common Stock into which the Series B Preferred Stock would have converted. If the Company issues any securities convertible for Common Stock or options, warrants or other rights to purchase Common Stock or convertible securities pro rata to the holders of any class of Common Stock, the holders of Series B Preferred Stock shall have the right to acquire those shares to which they would have been entitled upon the conversion of their shares of Series B Preferred Stock into Common Stock. The Series B Preferred Stock does not have voting rights.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.         STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

           SERIES B CONVERTIBLE PREFERRED STOCK (CONTINUED)



          A summary of Series B Preferred Stock activity is as follows (in thousands):
               Activity during the year ended December 31, 2003:                              Shares              Amount
                   Issuance of Series B  Preferred  Stock,  at fair value,  to redeem 7%
                   Convertible Subordinated Notes (a)                                              1,000               $  11,619

                   Preferred  stock  accretions  to accrete the fair value to the stated
                   value (b)                                                                                                 651

                   Conversion  of Series B Preferred  Stock for 94,232  shares of common
                   stock                                                                           (892)                (10,909)
                                                                                          --------------- -----------------------
                                                                                          --------------- -----------------------
               Balances as of December 31, 2003 (c) (d)                                              108               $   1,361
                                                                                          =============== =======================

(a) As discussed in Note 4, the issuance of Series B Preferred Stock resulted in a gain of $8.8 million which represented the difference between the carrying value of the liability extinguished (face value $21,138 less $719 of deferred finance costs) and the fair value of the Series B Preferred Stock issued. The Company, after consideration of several valuation models, determined that the fair value of the Preferred Stock as an amount equal to the fair value of the number of common shares into which the Series B Preferred Stock is convertible using the trading market price on the date the Series B Preferred Stock was issued.
(b) The Company accretes its Series B Preferred Stock to redemption value through periodic charges to retained earnings.
(c) The Series B Preferred Stock is classified as a mezzanine security, outside of stockholders equity in the accompanying balance sheet due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.
(d) As of December 31, 2003, outstanding Series B Preferred Stock is convertible into 11,409 shares of common stock.

          SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

          In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 139.2 million shares of Common Stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $0.10. These shares of Series C Convertible Preferred Stock outstanding on December 31, 2003 are convertible into approximately 174.0 million shares of Common Stock. Holders of Series C Convertible Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the first anniversary of their date of issuance and 8% per annum beginning on the second anniversary of their date of issuance. Dividends are payable semi-annually, either in cash or shares of P-Com Common Stock.

          Each share of Series C Convertible Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value, plus any accrued and unpaid dividends, divided by an initial conversion price of $0.10. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The conversion price is also subject to adjustment in the event that P-Com makes a dilutive issuance of Common Stock or other securities that are convertible into or exercisable for Common Stock at an effective per share purchase price that is less than the conversion price of the Series C Preferred Stock in effect at the time of the dilutive issuance. The holders of Series C Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series C Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock. In the event a holder is prohibited from converting into Common Stock under this provision due to the 9.999% ownership limitation discussed above, the excess portion of the Series C shall remain outstanding, but shall cease to accrue a dividend.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.         STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

           SERIES C CONVERTIBLE PREFERRED STOCK (CONTINUED)

          Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of P-Com 180 days after the effective date of a registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $0.20; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of March 10, 2004, approximately 3,096 shares of Series C Convertible Preferred Stock had been converted into approximately 54,188,385 shares of Common Stock and approximately 6,845.94 shares of Series C Convertible Preferred Stock remained outstanding and none of the Series C Warrants had been exercised. The shares of Series C Convertible Preferred Stock that remain outstanding are convertible into approximately 119,803,950 shares of Common Stock, subject to the limitation on conversion described above. The number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Series C-1 and Series C-2 Warrants are subject to adjustment for stock splits, stock dividends and similar transactions and for certain dilutive issuances.

          The investors of Series C were issued 7,000 Series C-1 Warrants and 7,000 Series C-2 Warrants for every share of Series C purchased. The C-1 Warrant shall have a term of five years and an initial exercise price of $.15 per warrant, increasing to $.18 per warrant beginning February 6, 2005. The Series C-2 Warrant shall have a term of five years and an initial exercise price of $.18 per warrant, increasing to $.22 per warrant beginning August 6, 2005. Subject to an effective registration statement, beginning twenty-four (24) months after the Effective Date, the Company may redeem the Series C-1 Warrants for $0.001 per Warrant if the Closing Bid Price of the Company's Common Stock is equal to or greater than $0.36 for ten (10) consecutive trading days. Beginning February 6, 2007, the Company may redeem the Series C-2 Warrants for $0.001 per Warrant if the Closing Bid Price of the Company's Common Stock is equal to or greater than $0.44 for ten (10) consecutive trading days. The Conversion Price of the Series C and the Exercise Price of the C-1 and C-2 Warrants shall be subject to adjustment for issuances of Common Stock at a purchase price less than the then-effective Conversion Price or Exercise Price, based on weighted average anti-dilution protection, subject to customary carve-outs. (See Common Stock Warrants, below)

          If P-Com completes a private equity or equity-linked financing (the "New Financing"), the Series C holders may exchange any outstanding Series C at 100% of face value for the securities issued in the New Financing. Such right shall be voided in the event the Company raises $5.0 million of additional equity capital at a price of not less than $.12 per share.

          For any equity or equity-linked private financing consummated within 12 months after the closing of the Series C Financing, the investors in the Series C shall have a right to co-invest in any private financing up to fifty (50%) percent of the dollar amount invested in the Series C Financing. The investors shall have five (5) trading days to respond. This co-investment provision shall not apply to the issuance of stock in situations involving bona-fide strategic partnerships, acquisition candidates and public offerings.

          Upon the occurrence of the following events, (each a "Redemptive Event"), the holders of Series C Preferred Stock may require the Company to purchase their shares of Series C Preferred Stock for cash:

     o the Company fails to remove any restrictive legend on any Common Stock certificate issued to Series C Preferred Stock holders upon conversion as required by the Certificate of Designation and such failure continues uncured for five business days after receipt of written notice;

     o the Company makes an assignment for the benefit of creditors or applies for appointment of a receiver for a substantial part of its business/property or such receiver is appointed;

     o bankruptcy, insolvency, reorganization or liquidation proceedings shall be instituted by or against the Company and shall not be dismissed within 60 days of their initiation;

     o    the Company sells substantially all of its assets;

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.         STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

          SERIES C CONVERTIBLE PREFERRED STOCK  AND WARRANTS (CONTINUED)


     o the Company merges, consolidates or engages in a business combination with another entity that is required to be reported pursuant to Item 1 of Form 8-K (unless the Company is the surviving entity and its capital stock is unchanged);

     o the Company engages in transaction(s) resulting in the sale of securities to a person or entity whereby such person or entity would own greater than fifty percent (50%) of the outstanding shares of Common Stock of the Company (calculated on a fully-diluted basis);

     o the Company fails to pay any indebtedness of more than $250,000 to a third party, or cause any other default which would have a material adverse effect on the business or its operations.

          The Series C Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock, the Series B Preferred Stock and ranks pari passu with the Series D Preferred Stock. The consent of the majority holders of the Series C Preferred Stock is required to create any securities that rank senior or pari passu to the Series C Preferred Stock. If P-Com liquidates, dissolves or winds up, the holders of Series C Preferred Stock and Series D Preferred Stock are entitled to receive the stated value of their shares plus all accrued and unpaid dividends prior to any amounts being paid to the holders of Series B Preferred Stock and P-Com Common Stock. In addition, the holders of Series C Preferred Stock are entitled to share ratably together with the holders of the Series D Preferred Stock, the Series B Convertible Preferred Stock and P-Com Common Stock in all remaining assets after the satisfaction of all other liquidation preferences. If the assets and funds for distribution are insufficient to permit the holders of Series C Preferred Stock and any pari passu securities to receive their preferential amounts, then the assets shall be distributed ratably among such holders in proportion to the ratio that the liquidation preference payable on each share bears to the aggregate liquidation preference payable on all such shares. If the outstanding shares of Common Stock are increased/decreased by any stock splits, stock dividends, combination, reclassification, reverse stock split, etc., the conversion price shall be adjusted accordingly.

          Upon certain reclassifications, the holders of Series C Preferred Stock shall be entitled to receive such shares that they would have received with respect to the number of shares of Common Stock into which the Series C Preferred Stock would have converted. If the Company issues any securities convertible for Common Stock or options, warrants or other rights to purchase Common Stock or convertible securities pro rata to the holders of any class of Common Stock, the holders of Series C Preferred Stock shall have the right to acquire those shares to which they would have been entitled upon the conversion of their shares of Series C Preferred Stock into Common Stock.

           The holders of Series C Preferred Stock are entitled to vote together with the holders of the Series D Preferred Stock and Common Stock, as a single class, on all matters submitted to a vote of P-Com's stockholders. The holders of Series C Preferred Stock are entitled to a number of votes equal to the number of shares of P-Com Common Stock that would be issued upon conversion of their shares of Series C Preferred Stock.



           A summary of Series C Preferred Stock activities is as follows (in thousands):

               Activity during the year ended December 31, 2003:                              Shares              Amount
                   Sale of Series C Preferred  Stock for cash, net of issuance  expenses
                   (a)                                                                               9.4               $  15,105
                    Issuance of Series C Preferred  Stock for services  and  settlements
                    (a)                                                                              0.6                     908
                                                                                          --------------- -----------------------
                                                                                          --------------- -----------------------
                        Total Series C Preferred Stock issued                                       10.0                  16,013

                        Allocation of cash proceeds to warrants (b)                                                      (8,136)
                        Beneficial conversion feature (c)                                                                (7,877)
                        Preferred  stock  accretions  to  accrete  the fair value to the
                   stated value (d)                                                                                          870
                                                                                          --------------- -----------------------
                                                                                          --------------- -----------------------
               Balances as of December 31, 2003 (e) (f)                                             10.0                 $   870
                                                                                          =============== =======================


                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.         STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

          SERIES C CONVERTIBLE PREFERRED STOCK  AND WARRANTS (CONTINUED)

(a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equal to the fair value of the number of common shares into which the Series C Preferred Stock is convertible into using the trading market price on the date the Series C Preferred Stock was issued.
(b) The Company allocated proceeds between the Series C Preferred Stock and the Warrants based upon their relative fair values.
(c) The beneficial conversion feature was calculated using the adjusted conversion rate, following the allocation of proceeds to warrants discussed in item (b) above.
(d) The Company accretes its Series B Preferred Stock to redemption value through periodic charges to retained earnings.
(e) The Series C Preferred Stock is classified as a mezzanine security, outside of stockholders equity in the accompanying balance sheet due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.
     (f) As of December 31, 2003, outstanding Series C Preferred Stock are convertible into 165,500 shares of Common Stock.

          Beneficial conversion feature represents the excess of the aggregate fair value of the of the Common Stock, using the market price at around the Series C commitment date, that the Preferred Stockholders would receive at conversion over the proceeds received, and it is accreted over a five-year period.

      SERIES D CONVERTIBLE PREFERRED STOCK

          P-Com has designated 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock. In December 2003, P-Com issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value divided by an initial conversion price of $0.15. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series D Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock. The Series D Preferred Stock are convertible into approximately
13.3 million shares of Common Stock.

          Holders of Series D Preferred Stock are entitled to share pro-rata, on an as-converted basis, in any dividends or other distributions that may be declared by the board of directors of P-Com with respect to the Common Stock. If P-Com liquidates, dissolves or winds up, the holders of Series D Preferred Stock and the holders of Series C Preferred Stock are entitled to receive the stated value of their respective shares plus all accrued and unpaid dividends, pari passu, and prior to any amounts being paid to the holders of Series B Preferred Stock and P-Com Common Stock. In addition, the holders of Series D Preferred Stock are entitled to share ratably together with the holders of Series C Preferred Stock, Series B Preferred Stock and P-Com Common Stock in all remaining assets after the satisfaction of all other liquidation preferences.

          The holders of Series D Preferred Stock are entitled to certain rights and preferences with respect to the holders of P-Com Common Stock. The holders of Series D Preferred Stock are entitled to vote together with the holders of P-Com Common Stock and holders of Series C Preferred Stock, as a single class, on all matters submitted to a vote of P-Com's stockholders. The holders of Series D Preferred Stock are entitled to a number of votes equal to the number of shares of P-Com Common Stock that would be issued upon conversion of their shares of Series D Preferred Stock.

          Upon the occurrence of the following events, (each a "Redemptive Event"), the holders of Series D Preferred Stock may require the Company to purchase their shares of Series D Preferred Stock for cash:

     o the Company fails to remove any restrictive legend from certificates representing shares of P-Com Common Stock that are issued to holders who convert their shares of Series D Preferred Stock;

     o the Company makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee;

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.     STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

      SERIES D CONVERTIBLE PREFERRED STOCK  (CONTINUED)

     o Any bankruptcy, insolvency, reorganization or other proceeding for the relief of debtors is instituted by or against P-Com and is not dismissed within 60 days;

     o the Company sells substantially all of its assets, merges or consolidates with any other entity or engages in a transaction that results in any person or entity acquiring more than 50% of P-Com's outstanding Common Stock on a fully diluted basis;

     o the Company fails to pay when due any payment with respect to any of its indebtedness in excess of $250,000;

     o the Company breaches any agreement for monies owed or owing in an amount in excess of $250,000 and the breach permits the other party to declare a default or otherwise accelerate the amounts due under that agreement; and

     o the Company permits a default under any agreement to remain uncured and the default would or is likely to have a material adverse effect on the business, operations, properties or financial condition of P-Com.


           A summary of Series D Preferred Stock activities is as follows (in thousands):


               Activity during the year ended December 31, 2003:                              Shares              Amount
                   Issuance of Series D  Preferred  Stock,  at fair value,  to redeem $2
                   million face value of notes (a)                                                 2,000             $     2,000
                                                                                          --------------- -----------------------
                                                                                          --------------- -----------------------
               Balances as of December 31, 2003 (b) (c)                                            2,000               $   2,000
                                                                                          =============== =======================

     (a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equal to the fair value of the number of common shares into which the Series D Preferred Stock is convertible into using the trading market price on the date the Series D Preferred Stock was issued.
     (b) The Series D Preferred Stock is classified as a mezzanine security, outside of stockholders equity in the accompanying balance sheet due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.
     (c) As of December 31, 2003, outstanding Series D Preferred Stock is convertible into 13,333,333 shares of Common Stock.

     COMMON STOCK

          In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder for aggregate net proceeds of $307,000. In December 2003, P-Com issued 63.5 million shares of its Common Stock in connection with the SPEEDCOM asset acquisition. In accordance with Statements of Financial Accounting Standards No. 141, Business Combinations, these common shares were valued based upon trading market prices around the commitment date of the purchase transaction, or $7.2 million. In December 2003, holders of Series B Preferred Stock converted the Preferred Stock into 94,232 shares of Common Stock. During the year ended December 31, 2003, the Company also issued 10.3 million shares of Common Stock in exchange for services and to settle indebtedness. In all instances where Common Stock was issued in exchange for services, the Common Stock was valued using the trading market prices on the commitment date or issue date, whichever is appropriate for the respective transaction.

           In June 2002, P-Com sold approximately 11,464,000 shares of unregistered Common Stock at a per share price of $0.70, for an aggregate net proceeds of approximately $7.3 million. In December 2002, P-Com sold approximately 3,333,333 shares of unregistered Common Stock at a per share price of $0.15, for an aggregate net proceeds of approximately $0.4 million. The shares have subsequently been registered for resale.

           In July 2001, P-Com issued approximately 759,600 shares of unregistered Common Stock at a per share price of $3.95, for aggregate proceeds of $3.0 million.

           At December 31, 2003, P-Com had 210,113,000 shares of Common Stock reserved for issuance upon exercise of outstanding warrants and options.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.         STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

       COMMON STOCK WARRANTS

THREE YEAR WARRANT SUMMARY



           The following table summarizes our Common Stock warrant activity for each of each year ended December 31, 2003 (in thousands, except per share amounts):

                                                   2003                              2002                          2001
                                      ------------------------------------ ---------------------------- ---------------------------
                                      SHARES             PRICE RANGE       SHARES     PRICE RANGE       SHARES      PRICE RANGE
                                      ------------------ ----------------- ---------------------------- ----------- ---------------



Outstanding at beginning of year                          0.30 - $42.50                15.00 - $42.50                15.00 - $42.50
                                      3,061              $                 652        $                 684         $
                                                          0.001 - $0.24                0.30 - $ 1.02
    Issued                            172,443            $                 1,650      $
                                                                                       4.38 - $12.44
    Adjustments (a)                   21,300              $0.10 - $1.83    759        $

    Exercised                         (1,072)                      $0.001                               (32)                $19.00
                                                          0.204 - $8.50
    Cancelled                         (18,740)           $
                                      ------------------                   -----------                  -----------
Outstanding at end of year
                                      176,992                              3,061                        652
                                      ==================                   ===========                  ===========

Warrants exercisable at end of year
                                      174,042                              3,061                        652
                                      ------------------                   -----------                  -----------

Weighted-average exercise price of
  warrants issued during the year      $                                    $                            $
                                      0.16                                 0.64                         -
                                      ------------------                   -----------                  -----------




              (a) Adjustments to Common Stock warrants arise from anti-dilution terms. There were no events that resulted in anti-dilution adjustments during the three years ended December 31, 2003.

2003 WARRANT ACTIVITIES

           In March 2003, P-Com issued Series A Warrants to purchase 2,500,000 shares of the Company's Common Stock, at an exercise price of $0.12 per share, and Series B Warrants to purchase 3,500,000 shares of the Company's Common Stock, at an exercise price of $0.20 per share. The Series A and Series B Warrants have a three-year term. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $538,000 was discounted against the face value of the Bridge Notes and amortized to interest expense.

           In March 2003, P-Com issued Placement Agent Warrants to purchase 735,000 shares of the Company's Common Stock, at an exercise price of $0.001 per share. The Placement Agent Warrants have an eighteen month term and were issued in consideration for placement agent services rendered by the holders. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $110,000 was discounted against the face value of the Bridge Notes and amortized to interest expense.

           In May 2003, P-Com issued Series A Warrants to purchase 500,000 shares of the Company's Common Stock, at an exercise price of $0.12 per share, and Series B Warrants to purchase 700,000 shares of the Company's Common Stock, at an exercise price of $0.20 per share. The Series A and Series B Warrants have a three-year term. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $58,000 was discounted against the face value of the Bridge Notes and amortized to interest expense.

           In May 2003, P-Com issued Placement Agent Warrants to purchase 525,000 shares of the Company's Common Stock, at an exercise price of $0.001 per share. The Placement Agent Warrants have an eighteen month term and were issued in consideration for placement agent services rendered by the holder. The Warrants were valued using Black Scholes option pricing model and the amount of $37,000 was discounted against the face value of the Bridge Notes and amortized to interest expense.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       5. STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

           COMMON STOCK WARRANTS  (CONTINUED)

           In July 2003, P-Com issued Series A Warrants to purchase 668,000 shares of the Company's Common Stock, at an exercise price of $0.12 per share, and Series B Warrants to purchase 932,000 shares of the Company's Common Stock, at an exercise price of $0.20 per share. The Series A and Series B Warrants have a three-year term. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $137,000 was discounted against the face value of the Bridge Notes and amortized to interest expense.

           In October 2003, P-Com issued Series C-1 Warrants to purchase 58,468,062 shares of the Company's Common Stock, at an exercise price of $0.15 per share. P-Com also issued Series C-2 Warrants to purchase 58,468,062 shares of the Company's Common Stock, at an exercise price of $0.18 per share. The Series C-1 Warrants have a term of five years and an initial exercise price of $0.15 per share, increasing to $0.18 per share one year after the date of issuance. The Series C-2 Warrants have a term of five years and an initial exercise price of $0.18 per share, increasing to $0.22 per warrant 18 months after the date of issuance. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $5.1 million was discounted against the face value of the Series C Preferred Stock and accreted over a five year period.

           In October 2003, P-Com issued Series C Placement Agent Warrants to purchase 13,756,529 shares of the Company's Common Stock, at an exercise price of $0.10 per share. The Series C Placement Agent Warrants have a five-year term. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $2.8 million was discounted against the face value of the Series C Preferred Stock and accreted over a five year period.

           In December 2003, P-Com issued Series C-1 Warrants to purchase 11,129,020 shares of the Company's Common Stock, at an exercise price of $0.15 per share. P-Com also issued Series C-2 Warrants to purchase 11,129,000 shares of the Company's Common Stock, at an exercise price of $0.18 per share. The Series C-1 Warrants have a term of five years and an initial exercise price of $0.15 per share, increasing to $0.18 per share one year after the date of issuance. The Series C-2 Warrants have a term of five years and an initial exercise price of $0.18 per share, increasing to $0.22 per warrant 18 months after the date of issuance. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $1.1 million was discounted against the face value of the Series C Preferred Stock and accreted over a five year period.

           In December 2003, P-Com issued Series C Placement Agent Warrants to purchase 2,782,250 shares of the Company's Common Stock, at an exercise price of $0.10 per share. The Series C Placement Agent Warrants have a five-year term. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $0.5 million was discounted against the face value of the Series C Preferred Stock and accreted over a five year period.

           In December 2003, P-Com issued warrants to purchase 350,000 shares of the Company's Common Stock to its Chief Technology Officer, in consideration for a reduction in the number of options granted to him. This reduction in the number of options was due to a limitation in the maximum number of shares issuable to any single person or entity under P-Com's 1995 Stock Option/Stock Issuance Plan. The exercise price is $0.24 per share. Because P-Com adopted the disclosure-only provision of SFAS 123, no compensation expense has been recognized for this issuance. The Warrants were valued using Black Scholes option pricing model and the fair value was immaterial to the Company's results of operations.

           In December 2003, P-Com issued warrants to purchase 2,600,000 shares of the Company's Common Stock to its Chief Executive Officer, in consideration for a reduction in the number of options granted to him. This reduction in the number of options was due to a limitation in the maximum number of shares issuable to any single person or entity under P-Com's 1995 Stock Option/Stock Issuance Plan. The exercise price is $0.19 per share. Because P-Com adopted the disclosure-only provision of SFAS 123, no compensation expense has been recognized for this issuance. The Warrants were valued using Black Scholes option pricing model and the fair value was immaterial to the Company's results of operations.

          In December 2003, P-Com issued warrants to purchase 3,600,000 shares of the Company's Common Stock to Cagan McAfee Capital Partners, LLC ("CMCP"), in consideration for a reduction in the number of options granted to CMCP. This reduction in the number of options was due to a limitation in the maximum number of shares issuable to any single person or entity under P-Com's 1995 Stock Option/Stock Issuance Plan. The exercise price is $0.11 per share. The Warrants were valued using Black Scholes option pricing model. The fair value of approximately $144,000 was recorded as a deferred expense and amortized over a five year period.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       5. STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

           STOCKHOLDER RIGHTS AGREEMENT

          On September 26, 1997, the Board of Directors of P-Com adopted a Stockholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, Rights (the "Rights") were distributed as a dividend on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten years from the date of the Rights Agreement.

          In general, the Rights will be exercisable only if a person or group acquires 15% or more of P-Com's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of P-Com's Common Stock. In the case of the State of Wisconsin Investment Board, Firsthand Capital Management, Alpha Capital and StoneStreet Limited Partnership the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, P-Com is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of P-Com's Common Stock, the Board of Directors, in its sole discretion, may redeem the Rights for $0.0001 per Right.

6.         EMPLOYEE BENEFIT PLANS

                     STOCK OPTION PLANS

           On January 11, 1995, P-Com's Board of Directors adopted the 1995 Stock Option/Stock Issuance Plan (the "1995 Plan") as a successor to its 1992 Stock Option Plan (the "1992 Plan").

           The 1995 Plan authorizes the issuance of up to 77,786,000 shares of Common Stock as of December 31, 2003.

           The 1995 Plan contains three equity incentive programs: a Discretionary Option Grant Program, and a Stock Issuance Program for officers and employees of P-Com and independent consultants and advisors to P-Com and an Automatic Option Grant Program for non-employee members of its Board of Directors.

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

           Under the Automatic Option Grant Program, as amended, participants will automatically receive an option to purchase 8,000 shares of Common Stock upon initially joining the Board of Directors and will receive an additional automatic grant each year at each annual stockholders' meeting for 800 shares. Each option will have an exercise price per share equal to 100% of the fair market value of the Common Stock on the grant date. The shares subject to each such initial grant shall vest, in a series of eight equal quarterly installments upon the optionee's completion of each three months of continued service as a board member over the 24-month period measured from the option grant date. The shares, which are subject to the annual 800 share option, are fully vested at the grant date.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6.         EMPLOYEE BENEFIT PLANS (CONTINUED)

                     STOCK OPTION PLANS (CONTINUED)



           The following table summarizes stock option activity under P-Com's
1995 Plan (in thousands, except per share amounts):

                                               2003                        2002                         2001
                                     ------------------------------------------------------- ----------------------------
                                       SHARES         PRICE        SHARES         PRICE         SHARES         PRICE
                                     ----------------------------------------- ------------- ----------------------------

Outstanding at beginning of year         3,052      $  12.05        1,436        $  29.21        1,523        $  33.10
   Granted                              31,040          0.13                         1.01          336           11.55
                                                                    2,046
   Exercised                               --          --              --              --           --            --
   Canceled                              (970)         11.86         (430)          16.82         (423)          28.80
                                     -------------              --------------               --------------

Outstanding at end of year             33,121           0.88        3,052           12.05        1,436           29.20
                                     =============              ==============               ==============

Options exercisable at year-end          4,532         5.40         1,190           24.53          734           36.10
                                     =============              ==============               ==============
Weighted-average fair value of
   options granted during the year         $0.12                       $0.77                    $10.15



           The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (in thousands, except per share amounts):

EMPLOYEE STOCK PURCHASE PLAN

           On January 11, 1995, P-Com's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. A total of 300,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Awards and terms are established by P-Com's Board of Directors. The Purchase Plan may be canceled at any time at the discretion of its Board of Directors prior to its expiration in January 2005. Under the Plan, P-Com sold approximately 27,000, 79,000, and 78,000, shares in 2002, 2001, and 2000, respectively. The Board of Directors suspended the plan in January 2002.

           Because P-Com has adopted the disclosure-only provision of SFAS No. 123, no compensation expense has been recognized for its stock option plan or for its stock purchase plan. Had compensation costs for its two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, P-Com's net loss and net loss per share would have been reduced to the pro forma amounts indicated as follows:

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                     6. EMPLOYEE BENEFIT PLANS (CONTINUED)

                     EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)


                                               2003        2002        2001
                                               ----        ----        ----
Net loss attributable to common stockholders
    As reported ..........................   $(14,407)   $(54,307)   $(75,538)
  Pro forma ..............................   $(16,374)   $(57,054)   $(81,676)
Net loss per share
  As reported --Basic and Diluted ........   $  (0.27)   $  (2.13)   $  (4.55)
  Pro forma --Basic and Diluted ..........   $  (0.30)   $  (2.23)   $  (4.93)

           The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002, and 2001, respectively: expected volatility of 158%, 158%, and 125%; weighted-average risk-free interest rates of 2.1%, 3.1% and 4.1%; weighted-average expected lives of 4.0, 4.0, and 3.5; respectively, and a zero dividend yield.

           The fair value of the employees' stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2002, and 2001, respectively: expected volatility of 197% and 157% weighted-average risk-free interest rates of 1.7% and 3.5%, weighted-average expected lives of 0.5, and 0.5 years and a dividend yield of zero. The weighted-average fair value of those purchase rights granted in 2002 and 2001 was $0.83 and $5.47, respectively. The employee stock purchase plan was suspended in 2002.

401(K) PLAN

           P-Com sponsors a 401(k) Plan (the "401(k) Plan") which provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan permits, but does not require, P-Com to make matching contributions. To date, no matching contributions have been made.

7.         RESTRUCTURING AND OTHER CHARGES

          The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its point - to - multipoint, and its other legacy product line. This has resulted in a $2.0 million charge to cost of sales for its point - to - multipoint, Tel-Link point - to - point and Air-link spread spectrum inventories during the second quarter of 2003. In the first quarter of 2003, the Company recorded a $3.4 million inventory related charge to cost of sales, of which $2.0 million was related to its point - to - multipoint inventories. These charges were offset by credits of $1.8 million in the second quarter associated with a write-back of accounts payable and purchase commitment liabilities arising from vendor settlements.

          In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. When an evaluation occurs, management conducts a probability analysis based on the weighted future undiscounted cash flows associated with the asset. The results are then compared to the asset's carrying amount to determine if an impairment is necessary. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line. An impairment charge is recorded if the net cash flows derived from the analysis are less than the asset's carrying value. We deem that the property and equipment is fairly stated if the future undiscounted cash flows exceed its carrying amount. In the first and second quarter of 2003, the Company continued to reevaluate the carrying value of property and equipment relating to its point - to - multipoint product line, that are held for sale. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003, and $0.6 million provision in the first quarter of 2003. As a result of these adjustments, there is no remaining net book value of property and equipment related to the point - to - multipoint product line.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7.         RESTRUCTURING AND OTHER CHARGES  (CONTINUED)

          A summary of inventory reserve and provision for impairment of plant and property activities is as follows (in thousands):



          Inventory Reserve
                                     Balance at      Additions    Deductions  Balance at
                                     Beginning     Charged to        From     End of Year
                                       of Year      Statement      Reserves   -----------
                                       -------  of Operations      --------
                                                -------------

  Year ended December 31, 2001 ..     $25,990         30,000       (17,393)    $ 38,597
  Year ended December 31, 2002 ..      38,597          5,770       ( 4,800)      39,567
  Year ended December 31, 2003 ..      39,567          5,459       (17,908)      27,119



           In connection with a workforce reduction in May 2003, the Company accrued a $0.2 million charge relating to severance packages given to certain of its executive officers. All pertinent criteria for recognition of this liability were met during the period of recognition.

           In the fourth quarter of 2002, P-Com determined that there was a need to reevaluate its inventory carrying value in light of the continuing worldwide slowdown in the global telecommunications market, especially with regard to an assessment of future demand for P-Com's point - to - multipoint product range. This resulted in a $5.8 million inventory charge to product cost of sales, of which $5.0 million was for point - to - multipoint inventories, and $0.8 million was for spread spectrum inventories.

           In the first quarter of 2001, P-Com recorded a $10.0 million inventory related charge to product cost of sales, and incurred a $11.6 million receivable valuation charge, a direct result of the bankruptcy of Winstar. In the third quarter of 2001, P-Com determined that there was a need to reevaluate its inventory carrying value in the light of the significant slowdown in the global telecommunication market, and the phasing out of and replacement of current product designs. The evaluation included an assessment of future demand for certain of P-Com's lower speed and lower frequency TelLink point - to - point products, and resulted in total charges to product costs of sales of approximately $18.0 million in the third quarter of 2001. Additionally $2.0 million was charged to product cost of sales in the fourth quarter of 2001.

8.         GAIN (LOSS) ON DISCONTINUED OPERATIONS

        In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, entitled, "Discontinued Operations," in the Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001. On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB Global, LLC ("JKB") to sell certain assets of PCNS. The total cash consideration was approximately $105,000, plus the assumption of certain liabilities. The Company guaranteed PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease required JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remained liable under the terms of the guaranty for the deficiency, under the terms of the master lease of approximately $1.5 million, and the amount is accrued as loss on disposition of discontinued operations in the second quarter of 2003, which was the period that such loss was incurred. In the third quarter of 2003, the Company reached an agreement with the landlord to settle the lease guarantee for $0.3 million, and therefore wrote-back the excess $1.2 million accrual as a gain in discontinued operations in the third quarter of 2003.

       Summarized results of PCNS are as follows (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                       2003        2002      2001
                                     --------    --------  --------
Sales                                $  1,065    $  3,337  $ 30,838
                                     --------    --------  --------
Loss from operations                 $   (581)   $ (4,284) $   (211)
Provision for income taxes                  -           -         -
                                     --------    --------  --------
Net loss                             $   (581)   $ (4,284) $   (211)
                                     --------    --------  --------

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.         GAIN (LOSS) ON DISCONTINUED OPERATIONS (CONTINUED)

       The loss from the sale of the discontinued services unit was $1.6 million for the year ended December 31, 2003, and this was principally due to the write-off of assets upon the discontinuation of the services business unit.

       The assets and liabilities of the discontinued operations consisted of the following (in thousands):


                                                          DECEMBER   DECEMBER
                                                          31, 2003   31, 2002
Total assets related to discontinued operations
Cash                                                     $        -    $    342
Accounts receivable                                               -         763
Inventory                                                         -       1,206
Prepaid expenses and other assets                                 -          10
Property plant and equipment                                      -         529
Other assets                                                      -          73
                                                          $       -    $  2,923
Total liabilities related to discontinued operations
Accounts payable                                          $     183    $    466
Other accrued liabilities                                       130         293
Loan payable to bank                                             -          326
                                                          $     313    $  1,085


9.         SALES AND PROPERTY AND EQUIPMENT BY GEOGRAPHIC REGION

           The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):



                            % of total          2003          2002          2001
Sales                         for 2003          ----          ----          ----
                              --------
North America ...........         15%        $ 3,042      $  2,949      $ 16,151
United Kingdom ..........         30%          6,349         5,894        32,361
Continental Europe ......         18%          3,693         4,487         2,289
Asia ....................         28%          5,831        15,018        16,495
Other Geographic
Regions .................          9%          1,926         1,338         5,940
                                 ---         -------      --------      --------
                                 100%        $20,841      $ 29,686      $ 73,236
                                 ===         =======      ========      ========



2003       2002
                                                ------       ------
Property, plant and equipment, net
  United States .........................      $ 2,324      $ 9,060
  United Kingdom ........................           36          109
  Italy .................................        1,439        1,332
  Other geographic regions ..............            8           10
                                               -------      -------
  Total .................................      $ 3,807      $10,511
                                               =======      =======

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10.        NET LOSS PER SHARE

           For purposes of computing diluted net loss per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of its Common Stock for the period because the effect would be anti-dilutive. Also, because losses were incurred in the years 2003, 2002, and 2001, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

11.        INCOME TAXES

           Loss before discontinued operations, income taxes, cumulative effect of change in accounting principle and Preferred Stock accretions consists of the following (in thousands):



                                              Year Ended December 31,
                                   ---------------------------------------------
                                       2003              2002              2001
                                       ----              ----              ----

Domestic .................         $(10,669)         $(44,696)         $(76,919)
Foreign ..................             (80)             (298)              974
                                   --------          --------          --------
                                   $(10,749)         $(44,994)         $(75,945)
                                   ========          ========          ========



           The provision (benefit) for income taxes consists of the following (in thousands):



                                        2003              2002             2001
                                       -----           -------           -------

Current:
  Federal ...................          $  --           $(503)         $(1,311)
  State .....................             --                --               13
  Foreign ...................             --                33              543
                                       -----           -------           -------
                                          --             (470)            (755)
                                       -----           -------           -------
Deferred:
  Federal ...................             --                --                --
  State .....................             --                --                --
                                       -----           -------           -------
                                          --                --                --
                                       -----           -------           -------
  Total .....................          $  --          $  (470)          $ (755)
                                       =====           =======           =======

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.              INCOME TAXES (CONTINUED)

Deferred tax assets consist of the following (in thousands):

                                                   December 31,
                                           ----------------------------

Net operating loss carryforwards ......    $ 92,133     $  80,082
Credit carryforwards ..................       4,352        11,183
Intangible assets .....................      18,868         9,765
Accrued expenses ..................          15,549        20,614
                                            130,902       121,644
Valuation allowance ...................    (130,902)     (121,644)
                                           ---------     ---------
Net deferred tax asset ................    $      --     $      --
                                           =========     =========




           For federal and state tax purposes, a portion of P-Com's net operating loss carryforwards may be subject to certain limitations on utilization in case of change in ownership as defined by federal and state tax law.

           Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. P-Com has assessed its ability to realize future tax benefits, and concluded that as a result of the history of losses, it was more likely than not, that such benefits would not be realized. Accordingly, P-Com has recorded a full valuation allowance against future tax benefits.

           As of December 31, 2003, P-Com had a federal net operating loss carryforward of approximately $255,290,000. If not utilized, the losses will begin to expire in 2017.

          Reconciliation of the statutory federal income tax rate to its effective tax rate is as follows:


                                                     2003     2002      2001
                                                   ---------------------------
Income tax benefit at federal statutory rate        -35.0%    -35.0%   -35.0%
State income taxes net of federal benefit            -5.8%     -5.8%    -5.8%
Foreign income taxes at different rate                0.0%      0.5%    -0.7%
Change in valuation allowance                        40.8%     40.8%    40.8%
Other Net                                             0.0%     -1.4%     0.0%
                                                   ---------------------------
Total                                                 0.0%     -0.9%    -0.7%
                                                   ===========================

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


12.        ACQUISITION AND DIVESTITURE

WAVE WIRELESS DIVISION OF SPEEDCOM WIRELESS CORPORATION

           On December 10, 2003, P-Com acquired substantially all of the operating assets and liabilities of Wave Wireless ("Wave Wireless"), a division of SPEEDCOM Wireless Corporation, a Sarasota, Florida-based company, through the issuance of 63,500,000 shares of P-Com Common Stock valued at $7,238,000, using market values for such shares around the commitment date ($0.114). Wave Wireless designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. P-Com accounted for this acquisition as a purchase business combination. The results of the Wave Wireless division were included from the date of acquisition.

           The Company accounted for the Wave Wireless acquisition as a purchase under Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). As a result, the purchase price was allocated to the fair values of assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the fair values of assets and liabilities resulted in the recognition of $11.9 million of goodwill. The following tabular presentation reflects the purchase allocation:



Fair value of 63.5 million shares of Common Stock                $   7,238
Cash advances to Speedcom                                            1,580
Liabilities assumed:
     Operating liabilities                                           1,483
     Notes payable                                                   3,000
                                                          -----------------
                                                          -----------------
                                                                    13,301
Assets acquired:
     Current assets, at fair values                                  1,094
     Property and equipment and other assets                           226
                                                          -----------------
                                                          -----------------
                                                                 $  11,981
                                                          =================

           The following unaudited pro forma financial information gives effect to the Wave Wireless acquisition, as if it had occurred at the beginning of the respective period. Unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of those periods:



                                                                                   December 31,
                                                                            2003                  2002
                                                                     -------------------- ---------------------
                                                                     -------------------- ---------------------

Sales                                                                        $    25,222           $    37,362
                                                                     ==================== =====================
                                                                     ==================== =====================
Loss from continuing operations applicable to common shareholders
                                                                             $    15,559          $   (48,971)
                                                                     ==================== =====================
                                                                     ==================== =====================
Loss from continuing operations per common share                             $    (0.13)           $    (0.53)
                                                                     ==================== =====================
                                                                     ==================== =====================
Shares used to compute loss from continuing  operations per common
share                                                                 117,140                93,046
                                                                      ==================== =====================



SALE OF RT MASTS LIMITED

           On February 7, 2001, P-Com sold RT Masts Limited, to SpectraSite Transco, for approximately $12.0 million in cash, an additional $750,000 in a 6-month escrow account, and a $750,000 note receivable due in 2008 with interest due annually at LIBOR, realizing a gain of $9.8 million on the transaction. RT Masts Limited was primarily engaged in providing site preparation, installation, and maintenance of wireless broadband radio systems for cell phone service providers in the United Kingdom. RT Masts Limited provided approximately $20.0 million in revenues to P-Com's consolidated operations in 2000 and has historically been included as a component of its service sales segment.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.        COMMITMENTS

OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

           In 2000, P-Com entered into several capital leases for equipment in the amount of $1,869 with interest accruing at 11%. These leases expired in 2002. In 2001, P-Com entered into several capital leases for equipment in the amount of $3,212 with interest accruing at 11%. These leases will expire in 2004. In 2002, P-Com entered into several capital leases for equipment in the amount of $459 with interest accruing at 7.25%. These leases expired in 2003. P-Com did not enter into any new capital lease arrangement in 2003. The capital lease obligations are secured on all the leased equipment. Future minimum lease payments required under these leases are as follows (in thousands):



Year Ending December 31, 2004
------------------------

Total minimum lease payments...........................................   2,531
Less: Amount representing interest.....................................    (214)
                                                                         ------
Present value of net minimum lease payments............................  $2,317
                                                                         ======

           The present value of net minimum lease payments are reflected in the December 31, 2003 and 2002 balance sheets as a component of other accrued liabilities and other long-term liabilities of $2,317 and $2,512, respectively.

           P-Com leases its facilities under non-cancelable operating leases, which expire at various times through 2008. The leases require P-Com to pay taxes, maintenance and repair costs. Future minimum lease payments under its non-cancelable operating leases at December 31, 2003 are as follows (in thousands):



Year Ending December 31,
------------------------

2004 ..................................................                  $ 1,492
2005 ..................................................                    1,489
2006 ..................................................                      229
2007 ..................................................                      229
2008 ..................................................                      229
Thereafter ............................................                    1,989
                                                                         -------
                                                                        $ 5,657
                                                                         =======

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.         COMMITMENTS (CONTINUED)

OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES (CONTINUED)

           During 2003, 2002, and 2001, the amount of rent expense incurred by P-Com under non-cancelable operating leases was $1,446, $3,230 and $4,196, respectively.

14.        CONTINGENCIES

           On April 4, 2003, Christine Schubert, Chapter 7 Trustee for Winstar Communications, Inc. et al, filed a Motion to Avoid and Recover Transfers Pursuant to 11 U.S.C. Sections 547 and 550, in the United States Bankruptcy Court for the District of Delaware and served the Summons and Notice on July 22, 2003. The amount of the alleged preferential transfers to P-Com is approximately $13.7 million. P-Com has filed a response to the Motion that the payments made by Winstar Communications, Inc. are not voidable preference payments under the United States Bankruptcy Code. Subject to approval by the Bankruptcy Court, P-Com and Winstar have agreed to settle all preference claims for $100,000, and a motion is currently pending before the Court to approve the settlement.

           In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of certain claims made by the consultants. P-Com believes that the claims are wholly without merit and, while no assurances can be given, that the claims will be rejected.

15.         SUPPLEMENTAL CASH FLOW INFORMATION

           The following provides additional information concerning supplemental disclosure of cash flow activities.



                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                    2003        2002        2001
                                                    ----        ----        ----

Cash paid for income taxes ................      $    --      $   --      $  353
                                                 =======      ======      ======
Cash paid for interest ....................      $   204      $1,829      $1,605
                                                 =======      ======      ======

NON-CASH TRANSACTIONS

           During 2003, P-Com redeemed $20,090,000 of 7% Convertible Notes through an issuance of approximately 1,000,000 shares of Series B Preferred Stock. P-Com also redeemed $2.37 million of the Convertible Notes and repurchased 920,000 shares of Common Stock through an exchange for property and equipment.

           During 2003, P-Com issued shares of Common Stock, valued at approximately $0.5 million (2002: $1.27 million), to pay vendors for outstanding liabilities, and issued shares of Common Stock, valued at approximately $0.4 million, to pay a consultant in lieu of services rendered.

           During 2003, P-Com issued 63,500,000 shares of Common Stock as consideration for the asset acquisition from SPEEDCOM.

           During 2003, P-Com issued shares of Series D Convertible Preferred Stock valued at approximately $2 million, to redeem $2 million of promissory notes assumed from SPEEDCOM.

           During 2002 and 2001, $459,000 and $3.2 million of property and equipment were acquired through the assumption of capital lease liabilities, respectively. In 2003, no such transactions transpired.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


15.        SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

                     NON-CASH TRANSACTIONS (CONTINUED)

           During 2002, P-Com issued shares of Common Stock in exchange for Convertible Subordinated Notes. In conjunction with these transactions, the Company recorded Convertible Subordinated Notes conversion expense of $711 for the year ended December 31, 2002, in accordance with FAS 84, and extraordinary gain of $1.4 million for the year ended December 31, 2002. See Note 4 for additional information.

           P-Com also issued warrants to purchase Common Stock to a consultant in lieu of services rendered, to Silicon Valley Bank for the bank line of credit, to investors, brokers, investment bankers and other service providers in conjunction with the Common Stock and Preferred Stock issuances, and certain warrant holders for anti-dilution adjustments.

16.         RELATED PARTY TRANSACTIONS

           MynTahl Corporation, an appointed distributor in China also invested approximately 13% of the private equity placement of $8.25 million completed in June 2002. Furthermore, P-Com had sales of approximately $2.6 million 2002: $4.2 million to MynTahl, and paid approximately $120 (2002: $0.5 million) in commission and zero (2002: $0.2 million) in consulting fees to MynTahl during the year ended December 31, 2003.

17.        SUBSEQUENT EVENTS

           As of March 10, 2004, approximately 3,096.5 shares of the Company's Series C Convertible Preferred Stock have been converted into approximately 54,188,385 shares of Common Stock. The underlying shares of Common Stock are registered and freely tradable. None of the Company's C-1 and C-2 Warrants have been exercised.

           As of March 4, 2004, certain placement agents exercised their Placement Agent Warrants via a cashless exercise resulting in the issuance of 4,800,640 shares of Common Stock. The Warrants had an exercise price of $0.10 per share of Common Stock. The shares of Common Stock are registered and freely tradable.

                                   P-COM, INC.

                                   SCHEDULE II
 VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003
                                 (IN THOUSANDS)



                                    Balance at      Additions    Deductions    Balance at
                                     Beginning     Charged to          From   End of Year
                                       of Year      Statement      Reserves   -----------
                                       -------  of Operations      --------
                                                -------------
Allowance for doubtful accounts:
  Year ended December 31, 2001 ..     $ 3,810       $ 11,837*     $(14,567)    $  1,080
  Year ended December 31, 2002 ..       1,080            258          (959)         379
  Year ended December 31, 2003 ..         379             --           (69)         310

Inventory related reserves:
  Year ended December 31, 2001 ..     $25,990         30,000       (17,393)    $ 38,597
  Year ended December 31, 2002 ..      38,597          5,770       ( 4,800)      39,567
  Year ended December 31, 2003 ..      39,567          5,459       (17,908)      27,119


* $11.6 million was a direct result of the bankruptcy of Winstar.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           On August 7, 2003, PricewaterhouseCoopers, LLP,
("PricewaterhouseCoopers"), was dismissed as the independent auditors of P-Com. On August 7, 2003, the Audit Committee of P-Com's board of directors approved Aidman Piser & Company ("Aidman Piser") as P-Com's new independent auditors.

           The reports of PricewaterhouseCoopers on the financial statements of P-Com for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. However, the reports of PricewaterhouseCoopers contained an explanatory paragraph indicating that there was substantial doubt about P-Com's ability to continue as a going concern.

           In connection with the audits for the two most recent fiscal years in the period ended December 31, 2002 and through August 7, 2003, there were no disagreements between P-Com and PricewaterhouseCoopers, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers would have caused them to make reference thereto in their report on the financial statements for such years.

ITEM 9A.   CONTROLS AND PROCEDURES

           Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

           There were no changes in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

           P-Com's board of directors is authorized to have seven directors. The executive officers and directors of P-Com, their ages as of January 15, 2004, their positions and their backgrounds are as follows:



Name                           Age                Position
-------------------    ----               --------------------------------------------------
George P. Roberts      70                  Chairman of the Board
Samuel Smookler        63                  Chief Executive Officer and Director
Daniel W. Rumsey       42                  Acting Chief Financial Officer, Vice President and General Counsel
Don Meiners            42                  Vice President - Operations
Carlos Belfiore        59                  Vice President and Chief Technical Officer
Geoff Giese            50                  Vice President of Sales and Marketing - License Exempt Products
Randall L. Carl        41                  Senior Vice President of Sales and Marketing, Licensed Products
Brian T. Josling       61                  Director
John A. Hawkins        43                  Director
Frederick Fromm        54                  Director
R. Craig Roos          58                  Director



BACKGROUND

           The principal occupations of each executive officer and director of P-Com for at least the last five years are as follows:

George P. Roberts

           Mr. Roberts is a founder of P-Com and has served as Chief Executive Officer and a Director from October 1991 to May 2001, and as interim Chief Executive Officer since January 2002. Mr. Roberts resigned from his position as interim Chief Executive Officer on September 1, 2003. Since September 1993, he has also served as Chairman of the Board of Directors. Mr. Roberts' term as a director of P-Com ends upon the 2005 Annual Meeting of Stockholders.

Samuel Smookler

           Mr. Smookler has served as Chief Executive Officer and a Director of P-Com since September 2003. Mr. Smookler served as Chief Executive Officer and Chairman of Maxima Corporation, a developer of high capacity optical wireless transmission systems from August 2002 to August 2003. Mr. Smookler served as Chief Executive Officer and as a director of Stratex Networks from May 2000 through December 2001. Prior to such appointment, he served as President and Chief Operating Officer of Stratex Networks from January 1998. Mr. Smookler was President and Chief Operating Officer of Signal Technology Corporation, a manufacturer of electronic components and subsystems, from February 1997 to January 1998. He served as Vice President and General Manager of the Interconnection Products Division of Augat Corporation, a manufacturer of telecommunications connection products, from November 1994 to February 1997. Mr. Smookler served as General Manager of a division of M/A-COM, Inc., a manufacturer of radio and microwave communications products, from February 1992 to November 1994.

Daniel W. Rumsey

           Mr. Rumsey was appointed Vice President and General Counsel in March 2003. In April 2003, he became Acting Chief Financial Officer following the resignation of Leighton Stevenson. Prior to joining P-Com, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Knowledge Kids Network is part of the Knowledge Universe family of companies. Prior to joining Knowledge Kids Network, Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive legal and finance background, dating back to 1987 when he served as a staff attorney in the U.S. Securities and Exchange Commission's Division of Corporation Finance. He has also served as Assistant General Counsel for Terra Industries, Inc. and Associate General Counsel and Corporate Secretary of EchoStar Communications Corporation. Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

Carlos Belfiore

           Dr. Belfiore is currently Vice President - Engineering, and Chief Technical Officer of P-Com. Prior to joining P-Com in November 2003, he was an independent engineering consultant. Prior to that, Dr. Belfiore held various management and technical leadership positions at Stratex Networks, which he joined in 1988, including Senior Director IDU Development, Director of New Technology Development, Director of Modem Development, and Senior Scientist. Prior to joining Stratex, Dr. Belfiore was with the Microwave Communication Division of Harris Corporation, serving as Manager of Advanced Development and Principal Development Engineer. Dr. Belfiore received a Ph.D. in electrical engineering from University of Minnesota in 1976.

Don Meiners

           Mr. Meiners is currently Vice President - Operations of P-Com, and has held a variety of management roles since he joined P-Com in 1992. These include Vice President of Operations, Vice President Engineering, Vice President Manufacturing and Vice President of Engineering Program Management. Prior to P-Com, Mr. Meiners served in design engineering roles and project management for Digital Microwave Corporation and Equitorial Inc. Mr. Meiners graduated from the Missouri Institute Of Technology in 1983.

Randall L. Carl

           Mr. Carl has held a variety of management roles since he joined P-Com in 1992. These include Senior Vice President - Worldwide Sales, Vice President of Sales Asia-Pacific, Vice President & General Manager of Point - to - Point Business Unit, Vice President of Product Strategy and Vice President of Marketing. In August 1998, Mr. Carl left P-Com to serve as the Chief Operating Officer of Integrity International Holdings, Inc., a national Internet service provider. In March 2000, Mr. Carl, left his position at Integrity International Holdings, Inc. and returned to P-Com. Prior to P-Com, Mr. Carl served in technical marketing and systems engineering roles for Digital Microwave Corporation and Avantek Inc. Mr. Carl received his MBA from Santa Clara University in 1987, and his BA in Business Administration from Azusa Pacific University in 1984.

Geoff Giese

      Geoffrey Giese is currently Vice President - Sales and Marketing - Exempt Licensed Products, a position he has held since he joined P-Com in October 1998. Mr. Giese joined P-Com as part of the acquisition of Cylink Corporation in October 1998. Mr. Giese was Vice President - Engineering at Cylink, which he joined in 1994. Mr. Giese has over 20 years experience in the microwave radio industry. Mr. Giese graduated Summa Cum Laude with a B.S.E.E. degree from Santa Clara University. He also studied Microwave and Advanced Semiconductor Physics at Santa Clara University's Graduate School of Engineering.

Brian T. Josling

           Mr. Josling has served as director of P-Com since September 1999. Since December 2000 until November 2002, he has served as the President of Fuel Cells, Canada, the Canadian Association of fuel cell and hydrogen companies. Mr. Josling is a professional corporate director having served on 12 boards in Canada and the United States from 1993 to present. He also currently serves on the board of directors of Membrane Reactor Technology Ltd., Wmode, Inc., and Conduit Ventures Ltd.

John A. Hawkins

           Mr. Hawkins has served as a director of P-Com since September 1991. He is a Managing Partner of Generation Partners, L.P., which he co-founded in 1995. Generation Partners is a $325 million private equity firm focused on providing equity capital for technology-oriented growth companies through buyout, growth equity and venture capital investments. Mr. Hawkins graduated with honors from Harvard College as a John Harvard Scholar in 1982, and received his MBA from the Harvard Graduate School of Business in 1986.

Frederick Fromm

           Mr. Fromm has served as a director of P-Com since June 2001. Since May 2003, Mr. Fromm has been President and Chief Executive Officer of Gluon Networks, Inc. a telecommunications equipment company. From July 2000 to October 2001, he was President, and from Nov. 2001 to October 2002 he was also Chief Executive Officer of Oplink Communications, Inc., an optical components company. From October 1998 to July 2000 he was President and Chief Executive Officer of Siemens Information and Communications, Inc, a telecommunications equipment company. From October 1996 to October 1998 he was President and Chief Executive Officer of Siemens Telecom Networks, Inc. a telecommunications equipment company.

R. Craig Roos

           Mr. Roos joined P-Com's Board of Directors in December 2003. Mr. Roos is founder and sole owner of Roos Capital Planners, Inc., which he formed in 1979 and which specializes in advisory services to the communications industry, primarily in the fixed and mobile wireless area. Mr. Roos has served on the boards of several companies in the wireless, communications, software, media, and telecommunications industries. He served as chairman of MobileMedia Corporation from 1993 until 1995. Mr. Roos also was a co-founder of Locate, a digital local access carrier specializing in high-speed T-1 level radio carrier technologies. Mr. Roos has testified before the United States Congress on telecommunications issues and is a former chairman of the Alternative Local Telecommunications Trade Association. Mr. Roos currently serves on the Board of Directors of SPEEDCOM Wireless Corporation.

BOARD COMMITTEES AND MEETINGS

           The board of directors has an Audit Committee and a Compensation Committee.

           Audit Committee. The Audit Committee currently consists of three directors, Mr. Josling, Mr. Fromm, and Mr. Roos. The committee is primarily responsible for approving the services performed by P-Com's independent accountants and reviewing their reports regarding P-Com's accounting practices and systems of internal accounting controls. The Board of Directors has determined that Mr. Roos is a financial expert in that Mr. Roos has (i) an understanding of generally accepted accounting principles and financial statements; (ii) has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by P-Com's financial statements, or experience actively supervising one or more persons engaged in such activities; and (iv) an understanding of internal control over financial reporting; and an understanding of audit committee functions.

           Compensation Committee. The Compensation Committee currently consists of two directors, Mr. Hawkins and Mr. Fromm, and is primarily responsible for reviewing and approving P-Com's general compensation policies and setting compensation levels for its executive officers. The Compensation Committee also has the authority to administer P-Com's Employee Stock Purchase Plan and its 1995 Stock Option/Stock Issuance Plan and to make option grants thereunder.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           None of the members of P-Com's Compensation Committee has at any time been an officer or employee of P-Com. None of P-Com's executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on P-Com's board of directors or Compensation Committee.

DIRECTOR COMPENSATION

           Non-employee directors do not receive cash compensation for their services as directors.

           Under the Automatic Option Grant Program under P-Com's 1995 Stock Option/Stock Issuance Plan, each individual who first joins the board of directors as a non-employee director will receive, at the time of his or her initial election or appointment, an automatic option grant to purchase 8,000 shares of Common Stock, provided that the individual has not previously been employed by P-Com. In addition, on the date of each annual stockholders meeting, each individual who continues to serve as a non-employee director, whether or not such individual is standing for re-election at that particular annual meeting, will be granted an option to purchase 800 shares of Common Stock, provided that the individual has not received an option grant under the Automatic Option Grant Program within the preceding six months. Each grant under the Automatic Option Grant Program will have an exercise price per share equal to 100% of the fair market value per share of P-Com Common Stock on the grant date, and will have a maximum term of ten (10) years, subject to earlier termination should the optionee cease to serve as a member of the board of directors.

           On August 13, 2003, under the Discretionary Option Grant Program, each member of the board of directors received a discretionary option grant of 557,000 shares of Common Stock at an exercise price of $0.11 per share. Each grant will vest with respect to 25% of the option shares upon the optionee's completion of one year of service as a director. The remaining option shares shall vest in a series of thirty-six successive equal monthly installments upon the completion of each additional month of service as a director, such date measured from the anniversary date of the vesting commencement date.

CODE OF ETHICS

           The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed as Exhibit 14.1 hereto. P-Com will provide to the public, free of charge, a copy of the code of ethics upon request in writing to P-Com's chief financial officer at P-Com at 3175 S. Winchester Blvd., Campbell, CA 95008.

ITEM 11.   EXECUTIVE COMPENSATION AND RELATED INFORMATION

           The following table provides certain information summarizing the compensation earned for services rendered in all capacities to P-Com and its subsidiaries for each of the last three fiscal years by its, "named executive officers," who consist of P-Com's Chief Executive Officer and each of P-Com's four other most highly compensated executive officers, who were executive officers on December 31, 2003 and whose salary and bonus for the fiscal year ended December 31, 2003 was in excess of $100,000. In addition, the table includes two additional individuals who are former executive officers of P-Com for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of P-Com at December 31, 2003.


                           SUMMARY COMPENSATION TABLE


                                                                                                    LONG TERM
                                                                                                  COMPENSATION
                                                                                                  -------------
                                                                                                     AWARDS
                                                           ANNUAL COMPENSATION                    ------------
                                         -------------------------------------------------------   SECURITIES
                                                     SALARY        BONUS          OTHER ANNUAL     UNDERLYING          ALL OTHER
     NAME AND PRINCIPAL POSITION          YEAR       ($)(1)         ($)         COMPENSATION ($)   OPTIONS (#)      COMPENSATION ($)
------------------------------------     ------      -------      --------      ----------------  ------------      ----------------
George P. Roberts (2)                     2003        49,377            --        74,922(3)(4)       557,000               --
Chairman of the Board of Directors        2002       145,670            --            --             915,443               --
and Former Chief Executive Officer        2001       355,175            --            --                  --               --

Samuel Smookler                           2003       139,569            --        53,083(4)        2,400,000(5)            --
Chief Executive Officer and Director      2002            --            --            --                  --               --
                                          2001            --            --            --                  --               --

Daniel W. Rumsey                          2003       104,369            --            --           2,200,000            8,000(6)
Vice President, Acting Chief              2002            --            --            --                  --               --
Financial Officer and General Counsel     2001            --            --            --                  --               --

Don Meiners                               2003       103,699            --            --           2,200,000               --
Vice President - Operations               2002       115,617            --            --              29,497               --
                                          2001       142,104            --            --               2,000               --

Randall L. Carl                           2003       136,800        36,252            --           2,208,000               --
Senior Vice President, Sales and          2002       158,650        11,400            --              45,000               --
Marketing - Licensed Products             2001       232,077            --            --               5,000               --

Geoffrey Giese                            2003       105,266            --            --           1,700,000               --
Vice President of Sales and Marketing     2002       121,693            --            --              22,500               --
-- License exempt Products                    2001       142,245            --            --               3,000               --

Alan T. Wright (7)                        2003        98,787            --            --                  --           33,375(7)
Former Chief Operating Officer            2002       214,524            --            --              65,000               --
                                          2001       253,232        96,000            --              27,000               --

Ben L. Jarvis (8)                         2003        89,655            --            --                  --           19,810(8)
                                          2002       203,807            --            --              37,479               --
                                          2001       242,019            --            --              14,000               --



(1) Includes amounts deferred under P-Com's 401(k) Plan.

(2) Mr. Roberts resigned from his position as Chief Executive Officer effective September 1, 2003. Mr. Roberts remains as Chairman of the board of directors of P-Com.

(3) Mr. Roberts was provided with a leased company vehicle, resulting in additional compensation to Mr. Roberts of $12,481, and was reimbursed for $9,358 for the payment of taxes related to the taxable value of the benefit.

(4) On October 8, 2003, Messrs. Roberts and Smookler each acquired 23.33 shares of Series C Preferred Stock of P-Com convertible into 408,335 shares of Common Stock, resulting in an effective purchase price of $0.10 per share of Common Stock. The closing price per share of Common Stock as reported on the OTC Bulletin Board on October 8, 2003 was $0.23 per share.

(5) Mr. Smookler was also granted a warrant to purchase 3,600,000 shares of P-Com Common Stock on the same terms and conditions as this option.

(6) Prior to joining P-Com full time in April 2003, Mr. Rumsey was paid $8,000 as a consultant to P-Com.

(7) Mr. Wright's employment with P-Com was terminated effective July 24, 2003. Following Mr. Wright's termination of employment, Mr. Wright was paid severance through the remainder of 2003.

(8) Mr. Jarvis' employment with P-Com was terminated effective June 30, 2003. Following Mr. Jarvis' termination of employment, Mr. Jarvis was paid severance through the remainder of 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

           The following table contains information concerning the stock option grants made to each of the named executive officers in the 2003 fiscal year. No stock appreciation rights were granted to these individuals during such fiscal year.




                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                             AT ASSUMED ANNUAL RATES OF
                                                                                              STOCK PRICE APPRECIATION
                                                INDIVIDUAL GRANTS                               FOR OPTION TERM (1)
                          -------------------------------------------------------------     ----------------------------
                                             PERCENT OF
                                      TOTAL
                                NUMBER OF OPTIONS
                              SECURITIES GRANTED TO
                              UNDERLYING EMPLOYEES
                             OPTIONS         IN FISCAL       EXERCISE       EXPIRATION
         NAME             GRANTED (#)(2)        YEAR        PRICE ($/SH)        DATE          5% ($)         10% ($)
----------------------    --------------    ------------    ------------    -----------     -----------     -----------

George P. Roberts             557,000            2.1%             .11        08/13/13          38,532          97,649
Sam Smookler                2,400,000            9.0%             .19        09/02/13         286,775         726,746
Don Meiners                 2,200,000            8.2%             .11        08/13/13         152,193         385,386
Geoffrey Giese              1,700,000            6.3%             .11        08/13/13         117,603         298,030
Daniel W. Rumsey            2,200,000            8.2%             .11        08/13/13         152,193         385,686
Randall L. Carl             2,200,000            8.2%             .11        08/13/13         152,193         385,686
                                8,000            .02%             .15        03/05/13             755           1,912
Alan T. Wright                     --              --              --              --              --              --
Ben L. Jarvis                      --              --              --              --              --              --



(1) There can be no assurance provided to any executive officer or any other holder of P-Com's securities that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of P-Com Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

(2) Each option is immediately exercisable for all the option shares, but any shares purchased under the option will be subject to repurchase by P-Com, at the option exercise price paid per share, should the individual cease service with P-Com prior to vesting in those shares. Twenty-five percent (25%) of the option shares will vest upon the optionee's continuation in service through one year following the grant date and the balance of the shares will vest in thirty-six
(36) successive equal monthly installments upon the optionee's completion of each of the next thirty-six (36) months of service thereafter. The shares subject to the option will immediately vest in full should (i) P-Com be acquired by merger or asset sale in which the option is not assumed or replaced by the acquiring entity or (ii) the optionee's employment be involuntarily terminated within eighteen (18) months after certain changes in control or ownership of P-Com.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

           The table below sets forth certain information with respect to P-Com's named executive officers concerning the exercise of options during 2003 and unexercised options held by such individuals as of the end of such fiscal year. No SARs were exercised during 2003 nor were any SARs outstanding at the end of such fiscal year.



                                                        NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS AT FISCAL     IN-THE-MONEY OPTIONS AT FISCAL
                            SHARES          VALUE                 YEAR END(3)                     YEAR END ($) (1)
                          ACQUIRED ON      REALIZED     ------------------------------    ------------------------------
         NAME            EXERCISE (#)       ($)(2)      EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-------------------      ------------      --------     -----------      -------------    -----------      -------------
George P. Roberts              --             --        1,172,790          657,320.80           --            16,710
Sam Smookler                   --             --               --           2,400,000           --                --
Don Meiners                    --             --           55,149           2,203,790           --            66,000
Geoffrey Giese                 --             --           41,837           1,703,163           --            51,000
Daniel W. Rumsey               --             --               --           2,200,000           --            66,000
Randall L. Carl                --             --           52,707           2,225,293           --            66,000
Alan T. Wright                 --             --               --                  --           --                --
Ben L. Jarvis                  --             --               --                  --           --                --



(1) Based on the fair market value of the option shares at the 2003 fiscal year-end ($0.14 per share based on the closing selling price on the OTC Bulletin Board as of December 31, 2003) less the exercise price.

(2) Based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.

(3) The options are immediately exercisable for all the options shares. However, any shares purchased under the options are subject to repurchase by P-Com, at the original exercise price paid per share, upon the optionee's cessation of service prior to vesting in such shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

           The Compensation Committee of the Board of Directors, as Plan Administrator of the 1995 Stock Option/Stock Issuance Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer and any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of P-Com or the subsequent termination of the officer's employment following the change in control event.

           P-Com has entered into severance agreements (the "Agreements") with George Roberts, Chairman of the Board of Directors and former Chief Executive Officer, and Ben L. Jarvis, formerly Executive Vice President and General Manager, P-Com Network Services, Inc., (individually, the "Officer" and collectively the "Officers"), dated May 31, 2001, and December 7, 2000 respectively. Each of these Agreements provided for the following benefits should the Officer's employment terminate, either voluntarily or involuntarily, for any reason within twenty-four (24) months following a change in control: (a) a severance payment in an amount equal to two (2) times his annual rate of base salary; (b) a bonus for Mr. Roberts in an amount equal to the target bonus specified for the fiscal year in which involuntary termination occurs; (c) the shares subject to each outstanding option held by the Officer (to the extent not then otherwise fully vested) will automatically vest so that each such option will become immediately exercisable for all the option shares as fully-vested shares; and (d) P-Com will, at its own expense, provide Mr. Roberts and his dependents continued health care coverage for their lives. A change in control will be deemed to occur under the Agreements upon: (a) an asset purchase or consolidation in which securities possessing fifty percent (50%) or more of the total combined voting power of P-Com's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such transaction, (b) the sale, transfer or other disposition of all or substantially all of the assets of P-Com in complete liquidation or dissolution of P-Com; (c) a hostile take-over of P-Com, whether effected through a tender offer for more than twenty-five percent (25%) of P-Com's outstanding voting securities or a change in the majority of the Board by one or more contested elections for Board membership; or (d) the acquisition, directly or indirectly by any person or related group of persons (other than P-Com or a person that directly or indirectly controls, is controlled by, or is under common control with, P-Com), of beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934) of securities possessing more than thirty percent (30%) of the total combined voting power of P-Com's outstanding securities pursuant to a tender or exchange offer made directly to P-Com's stockholders. In addition, each Officer will be entitled to a full tax gross-up to the extent one or more of the severance benefits provided under his Agreement are deemed to constitute excess parachute payments under the federal income tax laws.

           In addition to the above severance agreements, P-Com also entered into certain benefits agreements, with Messrs. Jarvis and Alan T. Wright, P-Com's former Chief Operating Officer, dated April 8, 2002. Each of these agreements provided for the following benefits should the officers' employment terminate involuntarily:

     o salary continuation payments in an aggregate amount equal to the greater of the officers' annual base salary in effect immediately prior to the involuntary termination of the officer's base salary in effect as of January 1, 2002;

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

     o a lump sum payment for all unpaid vacation days accrued by the officer through the date of the involuntary termination; and

     o indemnification of the officer to the same extent provided for other officers and directors under P-Com's certificate of incorporation, bylaws, indemnification agreements and insurance policies.

           Mr. Jarvis' employment with P-Com was terminated effective June 30, 2003. In connection with his termination, Mr. Jarvis entered into a letter agreement with P-Com, dated August 18, 2003, thereby terminating his benefits agreement dated April 18, 2002. The letter agreement provides for (a) severance payments totaling $122,040.06 in bi-weekly installments, beginning July 1, 2003 and ending July 1, 2005; (b) an amount equal to the cost to P-Com to continue health care benefits under COBRA for a period of nine (9) months, such payments to be paid in lieu of payments made by P-Com to continue his health care benefits under COBRA; and (c) all outstanding unvested options to acquire Common Stock on the termination date shall continue to vest and shall remain exercisable until June 30, 2004. In the event that Mr. Jarvis finds employment paying an annual salary equal to half of the aggregate severance payment during the twelve months following July 1, 2003, the severance and COBRA payments shall terminate.

           Mr. Wright's employment with P-Com was terminated effective July 24, 2003. In connection with his termination, Mr. Wright entered into a letter agreement with P-Com, dated August 18, 2003, thereby terminating his benefits agreement, dated April 18, 2002. The letter agreement provides for (a) severance payments totaling $133,500 in bi-weekly installments, beginning July 11, 2003 and ending July 11, 2005; (b) P-Com shall pay continuation of health benefits under COBRA for a period of twelve (12) months from the date of termination. In the event that Mr. Wright finds employment paying an annual salary equal to half of the aggregate severance payment during the twelve months following August 1, 2003, the severance and COBRA payments shall terminate.

           P-Com entered into an Employment and Continuity of Benefits Agreement with George P. Roberts, dated May 31, 2001, outlining his continued employment with P-Com as Chairman of the Board following his resignation as Chief Executive Officer on May 30, 2001. The agreement provided for (a) an employment period commencing May 31, 2001 through May 30, 2002. Should this agreement remain in effect through May 30, 2002 then Mr. Roberts' employment under this agreement shall automatically renew for another one-year term commencing May 31, 2002 and continuing through May 30, 2003, unless written notice of non-renewal is received from Mr. Roberts on or before May 1, 2002; (b) termination of employment may be effected by (1) resignation by Mr. Roberts with at least 60 days prior written notice, (2) termination for cause by majority vote of the Board, or (3) failure of P-Com's stockholders to re-elect Mr. Roberts to the Board; (c) cash compensation will be paid to Mr. Roberts' in a base salary in accordance with P-Com's payroll practices for salaried employees; (d) a target bonus equal to a percentage of Mr. Roberts base salary may be earned in accordance with P-Com's management incentive program, and shall be determined by the Board; (e) throughout the employment period, Mr. Roberts shall be eligible to participate in all benefit plans that are made available to P-Com's executives and for which Mr. Roberts qualifies.

           P-Com has entered into a letter agreement with George P. Roberts, dated April 28, 2003, thereby extending the employment period under the Employment and Continuity of Benefits Agreement with Mr. Roberts through May 30, 2005. The letter agreement provides for the amendment of the Employment and Continuity of Benefits Agreement upon the assignment of a new Chief Executive Officer of P-Com. Effective September 1, 2003, due his resignation and the appointment of a new Chief Executive Officer of P-Com, Mr. Roberts' salary will amount to half his salary prior to recent reductions, with one half of the salary, $188,000, paid in cash, and the other half paid in Common Stock of P-Com.

           P-Com entered into an agreement with Sam Smookler, President and Chief Executive Officer of P-Com, dated July 25, 2003, providing for the employment of Mr. Smookler as President and Chief Executive Officer for a period of two years. The agreement further provides for the payment to Mr. Smookler of a salary of $36,000 per month beginning September 1 and continuing through December 31, 2003. Beginning January 1, 2004, Mr. Smookler is to be paid a base salary of $250,000 per year. On September 2, 2004, Mr. Smookler will be paid a cash bonus equal to 50% of his base salary. The agreement also provides for the grant of an option to purchase 2% of P-Com's total number of shares of Common Stock issued and outstanding as of September 2, 2003. By agreement with the Board of Directors, this number was fixed at 5,000,000 shares, which amount was reduced to 2,400,000 due to limitations in P-Com's 1995 Stock Option/Stock Issuance Plan. P-Com granted Mr. Smookler a warrant to purchase 2,600,000 shares of Common Stock, thereby making up the difference between the 5,000,000 shares granted by the Board of Directors, and the 2,400,000 actually issued under the Plan. In the event Mr. Smookler's employment is terminated at any time following a change in control of P-Com, P-Com is obligated to pay Mr. Smookler his base salary for a period of two years, and his options shall automatically accelerate so that each option becomes fully vested and immediately exercisable for the total number of shares subject to the option. A change in control will be deemed to occur under the agreements upon: (a) a merger or consolidation in which P-Com is not the surviving entity; (b) the sale, transfer or other disposition of all or substantially all of the assets of P-Com in complete liquidation or dissolution of P-Com; (c) a reverse merger in which P-Com is the surviving entity but in which securities representing fifty percent (50%) or more of the total combined voting power of P-Com's outstanding securities are transferred to persons different from the persons holding those securities immediately prior to such merger; and the acquisition, directly or indirectly by any person or related group of persons of beneficial ownership of securities possessing more than thirty percent (30%) of P-Com's outstanding voting securities pursuant to a tender or exchange offer made directly to P-Com's stockholders. Similarly, in the event Mr. Smookler's employment with P-Com is involuntarily terminated without cause, P-Com is obligated to pay him his base salary for a period of one year, and his options shall continue to vest in accordance with the terms and conditions contained therein for a period of two years following the date of his termination.

           P-Com entered into an agreement with Daniel Rumsey, its Vice President, General Counsel and Acting Chief Financial Officer, on April 4, 2003. Under the terms of the agreement, in the event Mr. Rumsey's employment with P-Com terminates at any time by reason of an involuntary termination, P-Com is obligated to pay him severance equal to the higher of his base salary on the date of the agreement, or his base salary on the date of his involuntary termination, which amount is obligated to be paid in a series of successive biweekly installments over the twelve month period measured from the date of his involuntary termination. At the time of his involuntary termination, each unvested option granted to Mr. Rumsey shall continue to vest, and such options plus options already vested but unexercised as of the date of his involuntary termination shall continue to be exercisable in accordance with the 1995 Stock Option/Stock Issuance Plan from the date of involuntary termination to the first anniversary date thereof. For purposes of the agreement, an involuntary termination shall mean the termination of his employment with P-Com (i) involuntarily upon his discharge or dismissal; or (ii) voluntarily following his resignation following (a) a change in level of management to which he reports,
(b) a decrease or material change in his responsibilities, or (c) a reduction in his base salary.

           P-Com entered into an agreement with Dr. Carlos Belfiore, its Vice President of Engineering and Chief Technical Officer, on October 20, 2003. Under the terms of the agreement, Dr. Belfiore is paid a base salary of $138,000 per year. Dr. Belfiore is also paid a cash bonus equal to 30% of his base salary on January 15, 2005. In the event his employment ceases prior to January 15, 2005, the amount of his bonus will be pro-rated for the number of days he is employed by P-Com since October 20, 2003. The agreement also provides for the grant of an option to purchase 2,750,000 shares of Common Stock of P-Com, which amount was reduced to 2,400,000 due to limitations in P-Com's 1995 Stock Option/Stock Issuance Plan. P-Com granted Dr. Belfiore a warrant to purchase 350,000 shares of Common Stock, thereby making up the difference between the 2,750,000 shares granted by the Board of Directors, and the 2,400,000 actually issued under the Plan. In the event Dr. Belfiore's employment is terminated at any time without cause, P-Com is obligated to pay Dr. Belfiore his salary for six months following such termination, and all options previously granted to Dr. Belfiore continue to vest in accordance with their terms and conditions for a period of two years following the date of such termination. Following a change in control of P-Com, P-Com is obligated to pay Dr. Belfiore his base salary for a period of one year, and his options shall automatically accelerate so that each option becomes fully vested and immediately exercisable for the total number of shares subject to the option. A change in control will be deemed to occur under the agreements upon: (a) a merger or consolidation in which P-Com is not the surviving entity; (b) the sale, transfer or other disposition of all or substantially all of the assets of P-Com in complete liquidation or dissolution of P-Com; (c) a reverse merger in which P-Com is the surviving entity but in which securities representing fifty percent (50%) or more of the total combined voting power of P-Com's outstanding securities are transferred to persons different from the persons holding those securities immediately prior to such merger; and the acquisition, directly or indirectly by any person or related group of persons of beneficial ownership of securities possessing more than thirty percent (30%) of P-Com's outstanding voting securities pursuant to a tender or exchange offer made directly to P-Com's stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of our Board of Directors currently consists of Mr. Fromm and Mr. Hawkins. Neither of these individuals was an officer or employee of the Company at any time during the 2002 Fiscal Year or at any other time, nor did they have a business relationship with the Company.

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

           The Compensation Committee is comprised of two non-employee directors, none of whom has any interlocking or other type of relationship that would call into question his or her independence as a committee member. The members of the Company's Compensation Committee are Messrs. Frederick Fromm and John A. Hawkins. In determining compensation, the Compensation Committee has access, for comparison purposes, to compensation surveys for similar technology companies, with which the Company competes in the recruitment of its personnel, and national compensation information, as well as other executive compensation data and surveys. On issues related to executive compensation, the Compensation Committee consults with the Chief Executive Officer. The following report of the Compensation Committee describes the Company's compensation policies during the fiscal year ended December 31, 2003 as they affected the Company's Chief Executive Officer and other executive officers.

           The Committee's objective in determining executive compensation is to provide our executive officers and other key employees with competitive compensation opportunities based upon their contribution to the financial success of the Company, the enhancement of corporate and stockholder values, the market levels of compensation in effect at companies with which the Company competes for executive talent, the personal performance of such individuals and, most importantly in 2003, the financial resources of the Company. The Committee may, however, in its discretion, apply different factors in setting executive compensation for future fiscal years.

           The compensation package for each executive officer is comprised of cash compensation and long-term equity incentive awards. Cash compensation consists of base salary and annual performance awards.

CASH COMPENSATION

           A key objective of our current executive compensation program is to position its key executives to earn cash compensation reflective of peer groups in the current industry climate. During 2003, base salaries to the Company's executive officers remained unchanged, reflecting the extreme economic conditions in the sector in which the Company operated in 2003, and the deteriorating financial condition of the Company through much of the year. The base salaries paid to executive officers in 2003 reflect a 30% reduction in base salaries taken in 2002, when each executive officer's salary was reduced along with all exempt employees of the Company. These reductions were necessary in order for the Company to retain cash and consummate the restructuring of the Company, which was completed in the first quarter of 2004. As a result of the Company's restructuring efforts, no performance awards were paid to executive officers in 2003 - other than to the Company's sales executive, Randall L. Carl, who was paid sales performance awards totaling $36,252 in 2003.

LONG-TERM INCENTIVE AWARDS

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

           The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer's current position with the Company, the base salary associated with that position, the individual's potential for increased responsibility and promotion over the option term, the individual's personal performance in recent periods, and other factors determined important by the Committee. The Committee also takes into account the recommendations of the Chief Executive Officer of the Company, in determining the recipients and size of each grant.

           For 2003, the Committee's stock option grants largely reflected the substantial reductions in base salaries of executive officers of the Company that occurred during 2002, which remained unchanged in 2003, and the Committee's desire to retain the executive officers essential to the attainment of the Company's performance and restructuring goals.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

           George P. Roberts. Mr. George Roberts was elected interim Chief Executive Officer effective January 2002 and served in that capacity until September 1, 2003, when his successor, Samuel Smookler, was appointed President and Chief Executive Officer. To ensure Mr. Roberts' continued employment with the Company pending the appointment of his successor, the Company entered into an agreement with Mr. Roberts, dated April 28, 2003, thereby extending his employment through May 30, 2005. The agreement provided for the payment of Mr. Roberts' salary, as Chairman of the Company, following the appointment of a new Chief Executive Officer of the Company, one half in cash, and the other half in stock. Among the factors considered by the Committee in determining the compensation payable to Mr. Roberts are his contributions to the Company during 2003 during the continued downturn in the industry, and in connection with the restructuring of the Company, when Mr. Roberts provided services to the Company for nominal consideration, and the expected contributions of Mr. Roberts to the Company as Chairman of the Board of Directors.

           Samuel Smookler. Mr. Samuel Smookler joined the Company as President and Chief Executive Officer on September 1, 2003. In setting Mr. Smooker's compensation, including his bonus for 2003-2004, the Compensation Committee considered Mr. Smookler's industry experience, the scope of his responsibilities, the Board's confidence in Mr. Smookler to lead the Company beyond the restructuring and to return the Company to profitability, and the recommendation of the Chairman and interim Chief Executive Officer. Mr. Smookler's compensation in 2003 reflects amounts paid to Mr. Smookler designed to replace the income Mr. Smookler forgoed from his former employer to join the Company. This payment was required to successfully recruit Mr. Smookler to the Company. In determining Mr. Smookler's stock option grant, the Committee considered the percentage ownership interest typically offered chief executive officers of similarly situated companies, the anticipated impact of the restructuring on the issued and outstanding capital of the Company, and the relative number of options granted to other executive officers of the Company. Mr. Smookler and members of the Compensation Committee are currently discussing whether additional stock options should be awarded to Mr. Smookler in light of the substantial impact on the issued and outstanding capital stock of the Company following the restructuring.

           In the Committee's view, the total compensation package provided to Messrs. Smookler and Roberts for the 2003 fiscal year is appropriate in the markets the industry served, in light of P-Com's current performance.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

           Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1.0 million paid to certain of the corporation's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation to be paid to our executive officers for the 2003 fiscal year did not exceed the $1.0 million limit per officer, nor is it expected that the non-performance based compensation to be paid to our executive officers for fiscal 2004 will exceed that limit. Options granted under our 1995 Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of those options will qualify as performance-based compensation that will not be subject to the $1.0 million limitation. Because it is very unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to our executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1.0 million level.

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

                            TOTAL STOCKHOLDER RETURN

                          [GRAPH OF STOCK PERFORMANCE]

---------------------------------------------  ---------------------------------
            Total Return Index                            Total Return %
---------------------------------------------  ---------------------------------
   Quarter   S&P 500       S&P         P-Com    S&P 500       S&P         P-Com
   Ending             Communications                     Communications
                        Equipment                          Equipment
                          Index                              Index
---------------------------------------------  ---------------------------------
  Dec-98     171.48      229.55        26.90     21.30%      55.40%       2.00%
---------------------------------------------  ---------------------------------
  Mar-99     180.02      245.67        51.48      4.98%       7.02%      91.37%
---------------------------------------------  ---------------------------------
  Jun-99     192.71      319.12        35.34      7.05%      29.90%     -31.35%
---------------------------------------------  ---------------------------------
  Sep-99     180.67      319.15        47.26     -6.24%       0.01%      33.73%
---------------------------------------------  ---------------------------------
  Dec-99     207.56      504.15        59.70     14.88%      57.97%      26.34%
---------------------------------------------  ---------------------------------
  Mar-00     212.32      490.43       124.89      2.29%      -2.72%     109.19%
---------------------------------------------  ---------------------------------
  Jun-00     206.68      445.65        38.40     -2.66%      -9.13%     -69.26%
---------------------------------------------  ---------------------------------
  Sep-00     204.68      356.84        44.73     -0.97%     -19.93%      16.48%
---------------------------------------------  ---------------------------------
  Dec-00     188.66      220.55        20.68     -7.82%     -38.19%     -53.77%
---------------------------------------------  ---------------------------------
  Mar-01     166.29      124.61         8.65    -11.86%     -43.50%     -58.16%
---------------------------------------------  ---------------------------------
  Jun-01     176.03      101.58         3.71      5.85%     -18.48%     -57.07%
---------------------------------------------  ---------------------------------
  Sep-01     150.19       72.08         1.82    -14.68%     -29.04%     -50.91%
---------------------------------------------  ---------------------------------
  Dec-01     166.24       81.25         2.23     10.69%      12.72%      22.22%
---------------------------------------------  ---------------------------------
  Mar-02     166.70       62.24         1.35      0.28%     -23.40%     -39.39%
---------------------------------------------  ---------------------------------
  Jun-02     144.36       42.19         0.49    -13.40%     -32.21%     -64.00%
---------------------------------------------  ---------------------------------
  Sep-02     119.42       31.27         0.28    -17.28%     -25.88%     -43.06%
---------------------------------------------  ---------------------------------
  Dec-02     129.50       37.23         0.26      8.44%      19.06%      -7.32%
---------------------------------------------  ---------------------------------
  Mar-03     125.42       38.36         0.20     -3.15%       3.03%     -21.05%
---------------------------------------------  ---------------------------------
  Jun-03     144.73       42.90         0.13     15.39%      11.82%     -36.67%
---------------------------------------------  ---------------------------------
  Sep-03     148.56       50.71         0.30      2.65%      18.21%     131.58%
---------------------------------------------  ---------------------------------
  Dec-03     166.65       61.85         0.20     12.18%      21.97%     -34.09%
---------------------------------------------  ---------------------------------

(1) The graph assumes that $100 was invested on January 1,1999, in our Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on our Common Stock. (2) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and person who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2003, except that one Form 3 and one Form 4 was not timely filed for Mr. Roos, one Form 4 was not timely filed for Mr. Smookler, two Form 4's were not timely filed for Mr. Roberts, one Form 4 was not timely filed for Mr. Fromm and one Form 4 was not timely filed for Mr. Josling.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table presents information concerning the beneficial ownership of P-Com's Common Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock as of March 10, 2004 by each of the following:

     o each person known by P-Com to be the beneficial owner of 5% of more of its outstanding shares of Common Stock, Series C Convertible Preferred Stock or Series D Convertible Preferred Stock;

     o    each of P-Com's named executive officers;

     o    each of P-Com's directors; and

     o    all of P-Com's executive officers and directors as a group.

           Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, P-Com believes that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock shown as beneficially owned by that stockholder. Percentage of beneficial ownership is based on 262,400,002 shares of Common Stock, 6,845.94 shares of Series C Convertible Preferred Stock and 2,000 shares of Series D Convertible Preferred Stock outstanding as of March 10, 2004. Shares of Common Stock subject to warrants and options that are currently exercisable or exercisable within 60 days of March 10, 2004, are considered outstanding and beneficially owned by the stockholder who holds those warrants or options for the purpose of computing the percentage ownership of that stockholder but are not treated as outstanding for the purpose of computing the percentage ownership of any other stockholder. Unless otherwise indicated below, the address of each stockholder listed below is 3175 S. Winchester Boulevard, Campbell, California 95008.







                                                                           SERIES C CONVERTIBLE         SERIES D CONVERTIBLE
                                            COMMON STOCK                      PREFERRED STOCK             PREFERRED STOCK
                              -----------------------------------------  --------------------------  ---------------------------
                                SHARES
                               ISSUABLE
                               PURSUANT      NUMBER OF
                                  TO          SHARES
                               WARRANTS     BENEFICIALLY
                                  AND          OWNED
                                OPTIONS     (INCLUDING
                              EXERCISABLE   THE NUMBER
                               WITHIN 60     OF SHARES                    NUMBER OF                   NUMBER OF
                                DAYS OF      SHOWN IN      PERCENTAGE      SHARES      PERCENTAGE       SHARES      PERCENTAGE
NAME AND ADDRESS                MARCH      THE FIRST     OF SHARES     BENEFICIALLY   OF SHARES    BENEFICIALLY    OF SHARES
OF BENEFICIAL OWNER            10, 2004       COLUMN)     OUTSTANDING     OWNED (1)    OUTSTANDING    OWNED (2)     OUTSTANDING
----------------------------  ------------  ------------  -------------  ------------  ------------  -------------  ------------
North Sound Legacy Fund LLC
1209 Orange Street
Wilmington, DE 19801 (3)       25,977,600    25,977,600           9.9%         2,332         34.1%         142.00          7.1%

North Sound Legacy
Institutional Fund LLC
1209 Orange Street
Wilmington, DE 19801 (3)       25,977,600    25,977,600           9.9%         2,332         34.1%         877.33         43.9%

North Sound Legacy
International Fund Ltd.
Bison Court, Roadtown
Tortola, BVI
Wilmington, DE 19801 (3)       25,977,600    25,977,600           9.9%         2,332         34.1%         980.67         49.0%

SA. C. Capital
Associates LLC
72 Cummings Point Road
Stamford, CT 06902                     --    17,088,952           6.5%

John A. Hawkins                    39,233        39,233              *            --            --             --            --

Brian T. Josling (4)              173,901       289,899              *       163,334            --             --            --

Frederick R. Fromm                168,937       278,798              *       163,130            --             --            --

R. Craig Roos                     326,668       601,663              *       408,335            --             --            --

George P. Roberts               1,547,179     1,882,014              *       408,335            --             --            --

Sam Smookler                      326,668       601,663                      408,335

Randall Carl                       60,312        60,312              *            --            --             --            --

Geoff Giese                        44,400        44,447              *


Daniel W. Rumsey                       --            --              *

All current directors and
executive officers as a
group (11 persons)              2,745,572     3,858,454          1.89%            --            --             --            --

* Less than 1%.



     (1) There are no outstanding warrants or options to purchase shares of Series C Convertible Preferred Stock.

     (2) There are no outstanding warrants or options to purchase shares of Series D Convertible Preferred Stock.

     (3) Includes shares beneficially owned by North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, and North Sound International Fund Ltd.

     (4) For purposes of determining beneficial ownership in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, the total shares of Series C Preferred Stock includes shares beneficially owned by Margaret Josling and TKB Ventures Ltd.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTONS

           Not applicable.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

           Effective August 7, 2003, P-Com retained Aidman, Piser & Company ("Aidman Piser") as the principal accountant to audit P-Com's financial statements for the fiscal year ending December 31, 2003. Concurrently with the agreement to engage Aidman Piser, P-Com's former accountants, PricewaterhouseCoopers LLP resigned as P-Com's independent accountants. Additional information relating to our predecessor principal accountants is included in Part II, Item 9 above under the caption "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure." The aggregate fees Aidman Piser billed us for 2003 for professional services for review of financial statements included in our Reports on Form 10-Q or services normally provided by Aidman Piser in connection with filings or engagements for 2003 was $30,000.

AUDIT-RELATED FEES

           The aggregate fees Aidman Piser billed us in the fiscal year ended December 31, 2003 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under the caption "Audit Fees" were $43,000, and were principally related to assisting the Company's management in responding to comments of the Securities and Exchange Commission ("Commission") following its review of the Company's reports filed with the Commission under the Securities Exchange Act of 1934, our acquisition of SPEEDCOM Wireless Corporation, for audit-related services in connection with restructuring activities, and filing of registration statements.

TAX FEES

           Aidman Piser did not bill us any additional fees in the last two fiscal years for tax compliance, advisory and planning services.

ALL OTHER FEES

           Aidman Piser did not bill us any additional fees in the last two fiscal years for products and services, other than the services reported above.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

           The Audit Committee has adopted an Audit Committee Charter, which sets forth the procedures and policies pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Charter, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee ("general pre-approval"), or require the specific pre-approval of the Audit Committee. Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor.

           The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor that are subject to general pre-approval. Under the Charter, the Audit Committee may delegate pre-approval authority one or more designated members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Audit Committee at its scheduled meetings. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting.


                                     PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K.

1.         Index to Financial Statements
          Report of Aidman Piser & Company, Independent Auditors
          Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 Consolidated Balance Sheets at December 31, 2003 and 2002 Consolidated Statements of Stockholders' Equity for the year ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements

2.         Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

3.         Exhibits

Exhibit
Number        Description of Document
------        -----------------------
2.1(1)        Asset Purchase Agreement dated as of June 16, 2003 between
              Registrant and SPEEDCOM Wireless Corporation
3.1(2)        Restated Certificate of Incorporation filed with the Delaware
              Secretary of State on March 9, 1995
3.1A(3)       Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on June 16, 1997
3.1B(4)       Certificate of Designation for the Series A Junior Participating
              Preferred Stock, as filed with the Delaware Secretary of State on October 8, 1997
3.1C(5)       Amended and Restated Certificate of Designation of the Series A
              Junior Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998
3.1D(6)       Certificate of Designation for the Series B Convertible
              Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998
3.1E(7)       Certificate of Correction of Certificate of Designations for the
              Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 23, 1998
3.1F(8)       Certificate of Elimination of Series B Convertible Participating
              Preferred Stock as filed with the Delaware Secretary of State on June 15, 1999
3.1G(9)       Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on October 20, 2000
3.1H(10)      Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on June 24, 2002
3.1I(11)      Certificate of Designation, Preferences and Rights of Series B
              Convertible Preferred Stock of P-Com, Inc., as filed with the Delaware Secretary of State on July 29, 2003.

3.1J(12)      Certificate of Designation, Preferences and Rights of Series C
              Convertible Preferred Stock of P-Com, Inc., as filed with the
              Delaware Secretary of State on September 24, 2003.
3.1I(13)      Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on December 3, 2003.
3.1J(13)      Certificate of Designation, Preferences and Rights of Series D
              Convertible Preferred Stock of P-Com, Inc., as filed with the
              Delaware Secretary of State on December 15, 2003.
3.2(14)       Bylaws
3.2A(13)      Amendment to Bylaws, effective as of December 3, 2003. 4.1(15)
              Form of Common Stock Certificate 4.2(16) Amended and Restated
              Rights Agreement dated as of January 24, 2001
              between Registrant and BankBoston, N.A.
4.3*(17)      1995 Stock Option/Stock Issuance Plan (as amended and restated
              through July 17, 2002), including forms of Notices of Grant of
              Automatic Stock Option for initial grant and annual grants and
              Automatic Stock Option Agreements.
4.4*(18)      Amendment to 1995 Stock Option/Stock Issuance Plan, effective as of December 3, 2003.
4.5*(19)      Employee Stock Purchase Plan, as amended
10.18(20)     Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.
10.35#(21)    Joint Development and License Agreement between Siemens
              Aktiengesellschaft and P-Com, Inc. dated June 30, 1998.
10.74(22)     Stock Purchase Warrant between P-Com, Inc. and Marshall Capital
              Management, Inc., dated January 20, 2000.
10.90*(23)    Employment and Continuity of Benefits Agreement by and between
              George Roberts and P-Com, Inc., dated May 31, 2001.
10.92(24)     Common Stock PIPES Agreement, dated June 26, 2002, by and among P-
              Com, Inc and the investors signatory thereto.
10.93*#(25)   General Release and Settlement Agreement by and between P-Com,
              Inc. and James J. Sobczak dated May 1, 2002.
10.94*#(25)   Severance Letter Agreement by and between P-Com, Inc. and Caroline
              B. Kahl dated April 8, 2002.
10.95*#(25)   Severance Letter Agreement by and between P-Com, Inc. and Alan T.
              Wright dated April 8, 2002.
10.96*#(25)   Form of Amendment to Change in Control Severance Agreement by and
              between P-Com, Inc. and the officers P-Com listed as signatories thereto.
10.97(25)     Form of Letter of Intent regarding Proposed Restructuring of 4
              1/4% Convertible Subordinated Notes due 2002 by and among P-Com,
              Inc. and the beneficial holders of the Notes dated April 12, 2002.
10.98#(25)    Engagement Letter Agreement by and between P-Com, Inc. and Cagan
              McAfee Capital Partners dated December 10, 2001 and Addendum dated
              June 13, 2002.
10.99(25)     Warrant Issuance Agreement by and between P-Com, Inc. and Cagan
              McAfee Capital Partners dated December 1, 2001.
10.100(25)    Accounts Receivable Purchase Agreement by and between P-Com, Inc.
              and Silicon Valley Bank dated June 26, 2002.
10.101#(25)   OEM Agreement by and between P-Com, Inc. and Shanghai Datang
              Mobile Communications dated July 1, 2002.
10.102(26)    Registration Rights Agreement, dated November 1, 2002, between P-
              Com, Inc. and the noteholders signatory thereto.
10.103(27)    Indemnification Agreement between P-Com, Inc. and Caroline B. Kahl dated September 19, 2002.
10.104(27)    Agreement for Settlement and Release of Claims between SPC
              Electronics America, Inc. and P-Com, Inc. dated April 3, 2002.
10.105(27)    Agreement for Settlement and Release of Claims among Remec, Inc.,
              Remec Wireless, Inc., and Remec Manufacturing Philippines, Inc.
              and P-Com, Inc. and P-Com, Italia S.p.A. dated July 10, 2002.
10.106(27)    Agreement for Settlement and Release of Claims by and between
              EESA, Inc., EESA Europe S.r.l., and Eltel Engineering S.r.l. and
              P-Com, Inc. and P-Com, Italia S.p.A. dated April 23, 2002.

10.107(27)    Loan and Security Agreement between P-Com, Inc. and Silicon Valley
              Bank dated September 20, 2002
10.108(27)    Loan and Security Agreement (Exim Program) between P-Com, Inc. and
              Silicon Valley Bank dated September 20, 2002.
10.109(27)    Secured Promissory Notes issued to Silicon Valley Bank dated
              September 20, 2002.
10.110(27)    Warrant to Purchase Stock Agreement between P-Com, Inc. and
              Silicon Valley Bank dated September 20, 2002.
10.111(27)    Amendment to OEM Agreement between P-Com, Inc. and Shanghai Datang
              Mobile Communication effective July 1, 2002.
10.112(28)    Senior Subordinated Secured Promissory Notes issued to BBT Fund LP dated November 1, 2002.
10.113(28)    Addendum II to Engagement Letter, dated December 10, 2001, between
              P-Com, Inc. and Cagan McAfee Capital Partners, effective as of
              January 9, 2003.
10.114(28)    Termination Agreement and Release among P-Com, Inc., XT
              Corporation and Telaxis Communications Corp., dated January 7,
              2003.
10.115(28)    Consulting Agreement with Liviakis Financial Communications dated
              February 3, 2003.
10.116(28)    Engagement letter with HPC Capital Management dated February 6,
              2003.
10.117(11)    Securities Purchase Agreement, dated May 28, 2003, by and among P-
              Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy
              Institutional Fund LLC and North Sound Legacy International Ltd.
10.118(11)    Registration Rights Agreement, dated May 28, 2003, by and among P-
              Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy
              Institutional Fund LLC and North Sound Legacy International Ltd.
10.119(11)    Security Agreement, dated May 28, 2003, by P-Com, Inc. and North
              Sound Legacy Institutional Fund LLC, as collateral agent for North
              Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC
              and North Sound Legacy International Ltd.
10.120(12)    Form of Securities Purchase Agreement, dated October 3, 2003, by and among P-Com, Inc. and certain investors signatory thereto.
10.121(12)    Form of Registration Rights Agreement, dated October 3, 2003, by and among P-Com, Inc. and certain investors signatory thereto.
10.122(12)    Form of Series C-1 Warrant 10.123(12) Form of Series C-2 Warrant
10.124(13)    Form of Registration Rights Agreement, dated as of October 3,
              2003, by and among P-Com, Inc., P Investors LLC, Woodmont
              Investments Ltd. and Newberg Family Trust.
10.125(13)    Form of Joinder Agreement, dated December 16, 2003, by and among
              P-Com, Inc. and certain investors signatory thereto.
10.126(13)    Closing Memorandum, dated as of December 10, 2003, by and between
              P-Com, Inc. and SPEEDCOM Wireless Corporation.
10.127(13)    Debt Conversion Agreement, dated as of December 10, 2003, by and among P-Com, Inc., SPEEDCOM Wireless Corporation, North Sound
              Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and
              North Sound Legacy International Ltd.
10.128(29)    Form of Convertible Promissory Note, issued by P-Com to each of
              North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund
              LLC and North Sound Legacy International Ltd.
10.129(13)    Note Repurchase Agreement, dated as of December 18, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy
              Institutional Fund LLC and North Sound Legacy International Ltd.
10.130(13)    Form of Registration Rights Agreement, dated as of December 18,
              2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North
              Sound Legacy Institutional Fund LLC and North Sound Legacy
              International Ltd.

10.131(29)    Engagement Letter Agreement, dated as of August 25, 2003, between
              P-Com, Inc. and Burnham Hill Partners, a division of Pali Capital,
              Inc.
10.132*(29)   Severance Agreement, dated April 4, 2003, between P-Com, Inc. and
              Daniel W. Rumsey.
10.133*(29)   Employment Letter Agreement, dated July 25, 2003, between P-Com,
              Inc. and Samuel Smookler.
10.134*(29)   Employment Letter Agreement, dated October 20, 2003, between P-
              Com, Inc. and Carlos Belfiore
14.1(30)      Code of Ethics
16.1(31)      Letter from PricewaterhouseCoopers LLP to the Securities and
              Exchange Commission, dated August 14, 2003, regarding the change in the independent auditor of P-Com, Inc.
21.1          Subsidiaries of the Registrant
23.1          Consent of Aidman, Piser & Company, P.A.
23.2          Consent of PricewaterhouseCoopers LLP
31.1              Rule 13a-14(a)/ 15d-14(a) Certification
31.2              Rule 13a-14(a)/15d-14(a) Certification
32.1              Section 1350 Certification
32.2              Section 1350 Certification

* Compensatory benefit arrangement.
# Confidential treatment has been granted as to certain portions of these exhibits. + Previously filed.
(1) Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on November 7, 2003. (2) Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-95392) declared effective with the Securities and Exchange Commission on August 17, 1995.
(3) Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25356) for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 18, 1997. (4) Incorporated by reference to Exhibit 3 to the Registrant's Current Report on From 8-K (File No. 000-25356) filed with the Securities and Exchange Commission on October 2, 1997.
(5) Incorporated by reference to Exhibit 3.2C of the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on December 22, 1998. (6) Incorporated by reference to Exhibit 3.2D of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1998.
(7) Incorporated by reference to Exhibit 3.2E of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1998. (8) Incorporated by reference to Exhibit 3.2F to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.
(9) Incorporated by reference to Exhibit 3.2A to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002. (10) Incorporated by reference to Exhibit 3.2G to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.
(11) Incorporated by reference to the exhibits filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003. (12) Incorporated by reference to the exhibits filed as part of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2003.
(13) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-111405) declared effective with the Securities and Exchange Commission on February 6, 2004. (14) Incorporated by reference to Exhibit 3.3A to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.
(15) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995. (16) Incorporated by reference to
Exhibit 4.10 to the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on May 7, 2001. (17) Incorporated by reference to Exhibit
99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-55604) filed with the Securities and Exchange Commission on February 14, 2001.
(18) Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 111511) filed with the Securities and Exchange Commission on December 23, 2003. (19) Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-63762) filed with the Securities and Exchange Commission on June 25, 2001.

(20) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995. (21) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.
(22) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-3/A (File No. 333-70937) as filed with the Securities and Exchange Commission on May 4, 2000. (23) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the Securities and Exchange on December 24, 2001.
(24) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2002. (25) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.
(26) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2002. (27) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.
(28) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003. (29) Incorporated by reference to the identically numbered exhibit to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2004.
(30) Incorporated by reference to Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003. (31) Incorporated by reference to the identically numbered exhibit to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2003.

(b) During the three months ended December 31, 2003, we furnished the following Current Reports on Form 8-K:

o        Current report furnished October 7, 2003 reporting Item 5 and Item 7
o        Current report furnished November 3, 2003 reporting Item 5 and Item 12
o        Current report furnished November 14, 2003 reporting Item 5 and Item 7
o        Current report furnished December 5, 2004 reporting Item 5 and Item 7
o        Current report furnished December 23, 3002 reporting Item 5 and Item 7
o        Current report furnished December 24, 2003 reporting Item 2 and Item 7

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 2004                     By:  /s/  Sam Smookler
                                                 -------------------------------
                                                   Sam Smookler
                                                   President and
                                                    Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




       Signature                               Title                                  Date

                                        President and Chief Executive
                                               Officer
/s/ Sam Smookler                        (Principal Executive Officer)                 March 30, 2004
----------------------------
Sam Smookler

                                        Vice President and
                                        Acting Chief Financial Officer
                                        (Principal Financial Officer and Principal
/s/ Daniel W. Rumsey                    Accounting Officer)                          March 30, 2004
----------------------------
Daniel W. Rumsey


/s/ George P. Roberts                    Chairman of the Board of Directors           March 30, 2004
----------------------------
George P. Roberts


/s/ Brian T. Josling                    Director of the Company                       March 30, 2004
----------------------------
Brian T. Josling


/s/ John A. Hawkins                     Director of the Company                       March 30, 2004
----------------------------
John A. Hawkins


/s/ Frederick R. Fromm                  Director of the Company                       March 30, 2004
----------------------------
Frederick R. Fromm


/s/ R. Craig Roos                       Director of the Company                       March 30, 2004
----------------------------
R. Craig Roos
