Form 10-Q
period 2004-03-31
P COM INC
filed 2004-05-17
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

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

As of May 12, 2004 there were 268,382,190 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share. Effective March 10, 2003, the Registrant's Common Stock was delisted from the NASDAQ Small Cap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

This quarterly report on Form 10-Q consists of 34 pages of which this is page 1. The Exhibit Index appears on page 35.

                                   P-COM, INC.
                                TABLE OF CONTENTS


                                                                                                        Page
PART I.       Financial Information                                                                     Number
              ---------------------                                                                     ------
   Item 1     Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of March 31, 2004
              and December 31, 2003.................................................................      3

              Condensed Consolidated Statements of Operations for the three
              months ended March 31, 2004 and 2003  ................................................      4

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2004 and 2003  ................................................      5

              Notes to Condensed Consolidated Financial Statements  ................................      7

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations  .................................................     17

   Item 3     Quantitative and Qualitative Disclosure about Market Risk ............................     31

   Item 4     Controls and Procedures...............................................................     32

PART II.      Other Information
              -----------------

   Item 1     Legal Proceedings  ...................................................................     33

   Item 2     Changes in Securities  ...............................................................     33

   Item 3     Defaults Upon Senior Securities  .....................................................     33

   Item 6     Exhibits and Reports on Form 8-K  ....................................................     33

Signatures    ......................................................................................     34

PART I - FINANCIAL INFORMATION

ITEM 1.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)



                                                  March 31,         December 31,
                                                    2004                2003
                                                ------------        ------------
Current assets:
Cash and cash equivalents                       $     4,063          $    6,185
Accounts receivable, net                              6,059               4,801
Inventory                                             3,889               5,258
Prepaid expenses and other assets                     2,982               2,216
Assets of discontinued operations                       -                    40
                                                ------------        ------------
Total current assets                                 16,993              18,500
Property and equipment, net                           3,405               3,807
Goodwill                                             11,968              11,981
Other assets                                            277                 277
                                                ------------        ------------
Total assets                                     $   32,643         $    34,565
                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                 $    4,188         $     4,035
Other accrued liabilities                             8,639               8,226
Loan payable to bank                                    -                     1
Deferred contract obligations                         8,000               8,000
Liabilities of discontinued operations                  298                 313
                                                ------------        ------------
Total current liabilities                            21,125              20,575
                                                ------------        ------------

Other long term liability                               -                     6
                                                ------------        ------------
Total liabilities                                    21,125              20,581
                                                ------------        ------------

Series B Preferred Stock                              1,413               1,361
Series C Preferred Stock                              1,155                 870
Series D Preferred Stock                              2,000               2,000
                                                ------------        ------------
Total Preferred Stock                                 4,568               4,231
                                                ------------        ------------

Stockholders' equity:
Common stock                                             27                  20
Additional paid-in capital                          373,620             373,186
Accumulated deficit                                (366,330)           (363,173)
Accumulated other comprehensive loss                   (293)               (206)
Common stock held in treasury, at cost                  (74)                (74)
                                                ------------        ------------
Total stockholders ' equity                           6,950                9,753
                                                ------------        ------------
Total liabilities and stockholders' equity       $   32,643            $  34,565
                                                ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, unaudited)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                        2004                  2003
                                                                                     ----------             ----------
Sales                                                                                $    6,837             $    4,617
Cost of sales                                                                             5,099                  8,225
                                                                                     ----------             ----------
Gross profit (loss)                                                                       1,738                 (3,608)
                                                                                     ----------             ----------
Operating expenses:
Research and development/engineering                                                      1,257                  1,919
Selling and marketing                                                                     1,451                    935
General and administrative                                                                1,183                  1,635
                                                                                     ----------             ----------
Total operating expenses                                                                  3,891                  4,489
                                                                                     ----------             ----------
Operating loss                                                                           (2,153)                (8,097)
Interest expense                                                                            (75)                  (517)
Other income (expense), net                                                                (113)                    98
                                                                                     ----------             ----------
Loss from continuing operations                                                          (2,341)                (8,516)

Loss from discontinued operations                                                           (40)                (1,858)
                                                                                     ----------             ----------
Net loss                                                                                 (2,381)               (10,374)

Preferred stock accretions                                                                 (776)                   -
                                                                                     ----------             ----------
Net loss attributable to common stockholders                                             (3,157)            $  (10,374)
                                                                                     ==========             ==========

Basic and diluted loss per common share:
Loss from continuing operations                                                           (0.01)            $    (0.23)
Loss from discontinued operations                                                         (0.00)                 (0.05)
                                                                                     ----------             ----------
Basic and diluted loss per common share                                                   (0.01)            $    (0.28)
                                                                                     ==========             ==========

Shares used in basic and diluted per share computation                                  244,607                 36,538
                                                                                     ==========             ==========

The accompanying notes are an integral part of these condensed consolidated finacial statements.

                                   P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, unaudited)

                                                                    Three months ended March 31,
                                                                    2004                    2003
Cash flows from operating activities:
Net loss                                                          $ (2,381)               $ (10,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss from discontinued operations                                       40                        -
Depreciation                                                           421                    1,470
Loss on disposal of property and equipment                               7                        -
Inventory valuation and related charges                                  -                    3,460
Asset impairment and other restructuring charges                         -                    2,003
Amortization of warrants                                                69                        -
Gain on vendor settlements                                             (94)                       -
Changes in operating assets and liabilities:
Accounts receivable                                                 (1,241)                     101
Inventory                                                            1,336                      639
Prepaid expenses and other assets                                     (946)                      24
Accounts payable                                                       235                      808
Other accrued liabilities                                              598                      283
                                                                  ---------               -----------
Net cash used in operating activities                               (1,956)                  (1,586)
                                                                  ---------               -----------

Cash flows from investing activities:
Proceeds from sale of investment in Speedcom                           100                        -
Loan to Speedcom                                                         -                     (400)
Acquisition of property and equipment                                  (63)                       -
                                                                  ---------               -----------
Net cash used in investing activities                                   37                     (400)
                                                                  ---------               -----------

Cash flows from financing activities:
Proceeds from sale of common stock, net                                  -                      307
Proceeds (payments) on bank loan                                        (1)                     115
Proceeds from convertible promissory note, net                           -                    1,368
Payments under capital lease obligations                              (201)                    (193)
                                                                  ---------               -----------
Net cash provided by (used in) financing activities                   (202)                   1,597
                                                                  ---------               -----------

Effect of exchange rate changes on cash                                 (1)                       8

                                                                  ---------               -----------
Net increase (decrease) in cash and cash equivalents                (2,122)                    (381)

Cash and cash equivalents at beginning of the period                 6,185                    1,614
                                                                  ---------               -----------
Cash and cash equivalents at end of the period                    $  4,063                $   1,233
                                                                  =========               ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                           (in thousands, unaudited)



                                                     Three months ended March 31

                                                          2004         2003

Supplemental cash flow disclosures :
Cash paid for interest                                   $  20        $  85
                                                         -----        -----
Non-cash investing and financing activities :

Warrants issued in connection with convertible
promissory notes                                         $   -        $ 538
                                                         -----        -----
Conversion of Series C Preferred
stock into Common stock                                  $ 439        $   -
                                                         -----        -----

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 2004, and the results of their operations and their cash flows for the three months ended March 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2003 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

Liquidity and Management's Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the three-month period ended March 31, 2004, the Company incurred a net loss of $2.4 million and used $2.0 million cash in its operating activities. As of March 31, 2004, the Company had stockholders' equity of $6.9 million, and accumulated deficit of $366.3 million. Also as of March 31, 2004, the Company had approximately $4.1 million in cash and cash equivalents, and a working capital deficiency of approximately $4.1 million. To address its working capital deficiency, management is currently executing a plan that involves the elimination or reduction of certain liabilities, the acquisition of additional working capital, increasing revenue and revenue sources, reducing operating expenses and, ultimately, achieving profitable operations. Management must be successful in its plan in order to continue as a going concern.

Considering the uncertainty regarding P-Com's ability to materially increase sales, P-Com's known and likely cash requirements in 2004 will likely exceed available cash resources. As a result of this condition, management is currently evaluating (i) the sale of certain non-productive assets; (ii) certain opportunities to obtain additional debt or equity financing; and (iii) seeking a strategic acquisition or other transaction that would substantially improve P-Com's liquidity and capital resource position. P-Com may also be required to borrow from its existing Credit Facility in order to satisfy its liquidity requirements.

No assurances can be given that additional financing will continue to be available to P-Com on acceptable terms, or at all. If the Company is unsuccessful in its plans to (i) generate sufficient revenues from new and existing products sales; (ii) diversify its customer base; (iii) decrease costs of goods sold, and achieve higher operating margins; (iv) obtain additional debt or equity financing; (v) refinance the obligation due Agilent of approximately $1.7 million due December 1, 2004; (vi) negotiate agreements to settle outstanding claims; or (vii) otherwise consummate a transaction that improves its liquidity position, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund the Company's operations, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2.    NET LOSS PER SHARE

For purposes of computing basic and diluted net loss per common share for the quarterly period ended March 31, 2004 and 2003, the weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market of the Company's Common Stock for the period because the effect would be anti-dilutive. Because losses were incurred in the first quarter of 2004 and 2003, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.


3.    BORROWING ARRANGEMENTS

On September 25, 2003, the Company renewed its Credit Facility with Silicon Valley Bank (the "Bank") until September 25, 2004. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 2.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of March 31, 2004 and December 31, 2003, no amounts were due to the Bank under the Credit Facility.

The Company has an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. As of March 31, 2004, no amounts were outstanding under this line.

4.  BALANCE SHEET COMPONENTS

     Inventory

                                        MARCH 31,         DECEMBER 31,
                                          2004                2003
                                      -----------         ------------
Raw materials                          $    929             $  3,219
Work-in-process                             151                1,682
Finished goods                            2,686                  277
Inventory at customer sites                 123                   80
                                       --------             --------
                                       $  3,889             $  5,258
                                       ========             ========

Inventory consists of the following (in thousands of dollars, unaudited):

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):

                                          March 31,           December 31,
                                             2004                 2003
                                     ---------------        -----------------
Purchase commitment                  $        1,239         $      1,238
Accrued warranty (a, b)                        957                 1,110
Accrued employee compensation                1,250                 1,092
Value added tax payable                        306                   129
Customer advances                              617                   468
Lease obligations                            2,146                 2,335
Accrued rent                                   472                   497
Deferred revenue                               298                   243
Other                                        1,354                 1,114
                                     ---------------        -----------------
                                     $       8,639          $      8,226
                                     ===============        =================

      a) A summary of product warranty reserve activity for the quarterly period ended March 31, 2004 is as follows:

            Balance at January 1, 2004                        $  1,110
            Additions relating to products sold                    102
            Payments                                              (255)
                                                              --------
            Balance at March 31, 2004                         $    957

      b) A summary of product warranty reserve activity for the quarterly period ended March 31, 2003 is as follows:

            Balance at January 1, 2003                        $    936
            Additions relating to products sold                    266
            Payments                                              (200)
                                                              ---------
                  Balance at March 31, 2003                   $  1,002

      Deferred Contract Obligations

In connection with a Joint Development and License Agreement ("JDL"), the Company entered into an Original Equipment Manufacturer Agreement ("OEM") with a vendor. Under the OEM, the Company agreed to pay the vendor $8.0 million for the vendor's marketing efforts for Company products manufactured under the JDL. As of March 31, 2004 and 2003, this $8.0 million payment obligation remains outstanding because the vendor has not performed its marketing obligations. The Company has written to contest the vendor's claim for $8.0 million and has asserted additional claims against the vendor in the amount of $11,634,803, exclusive of interest.

5.    INDEMNIFICATIONS

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

      Other Indemnifications

As is customary in the Company's industry, as provided for in local law in the U.S. and other jurisdictions, many of the Company's standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time, the Company also provides protection to customers against claims related to undiscovered liabilities or additional product liability. In the Company's experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

6.    STOCKHOLDERS' EQUITY

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

COMMON STOCK

In January 2003, the Company sold 2.1 million shares of Common Stock to an existing stockholder at a per share price of $0.18, for aggregate net proceeds of $307,000. The Company did not sell any shares of Common Stock in the quarter ended March 31, 2004.

For the quarter ended March 31, 2004, 58,517,500 shares of Common Stock were issued upon conversion of the Company's Series C Preferred Stock.

SERIES B CONVERTIBLE PREFERRED STOCK

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $0.20. As of December 31, 2003 and March 31, 2004, there are approximately 108,406 shares of Series B Convertible Preferred Stock outstanding. The following table reflects changes in Series B Preferred Stock during the quarterly period ended March 31, 2004:

                                                                          Shares               Amount
                                                                                           (In thousands)
                                                                 --------------------------------------------------
Balances as of December 31, 2003                                          108,406             $  1,361
     Preferred Stock accretions to accrete the carrying
     value to the redemption value                                                            $     52
                                                                 --------------------------------------------------
Balances as of March 31, 2004                                             108,406             $  1,413
                                                                 ==================================================


      (a) The Company accretes its Series B Preferred Stock to redemption value through periodic charges to retained earnings.

      (b) The Series B Preferred Stock is classified as a mezzanine security, outside of stockholders' equity in the accompanying balance sheet due to the cash redemption provisions noted below. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity.

      (c) As of March 31, 2004, outstanding Series B Preferred Stock is convertible into 11,457,487 shares of Common Stock.

If declared, the holders of the Series B Convertible Preferred Stock shall be entitled to receive dividends payable out of funds legally available. Holders of Series B Convertible Preferred Stock shall share pro rata in all dividends and other declared distributions. The basis of distribution shall be the number of shares of Common Stock that the holders would hold if all of the outstanding shares of Series B Convertible Preferred Stock had converted into Common Stock.

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

Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $0.10. As of December 31, 2003 and March 31, 2004, there are approximately 9,942 shares and 6,598 shares, respectively, of Series C Convertible Preferred Stock outstanding. The following table reflects changes in Series C Preferred Stock during the quarterly period ended March 31, 2004:

                                                                          Shares                   Amount
                                                                                               (In thousands)
                                                                 --------------------------------------------------
Balances as of December 31, 2003
     Preferred Stock accretions to accrete the carrying                     9,942                   $  870
     value to the redemption value
     Conversion of Series C Preferred Stock into                           (3,344)                    (439)
     58,517,500   shares of Common Stock
     Preferred Stock accretions to accrete the carrying                                             $  724
     value to the redemption value
                                                                 --------------------------------------------------
Balances as of March 31, 2004                                               6,598                   $1,155
                                                                 ==================================================

      (a) The Company accretes its Series C Preferred Stock to redemption value through periodic charges to retained earnings.

      (b) The Series C Preferred Stock is classified as a mezzanine security, outside of stockholders' equity in the accompanying balance sheet due to the cash redemption provisions noted below. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity.

      (c) As of March 31, 2004, outstanding Series C Preferred Stock is convertible into approximately 115,475,105 shares of Common Stock.

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

Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of P-Com 180 days after the effective date of a registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $0.20; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of March 31, 2004, approximately 3,344 shares of Series C Convertible Preferred Stock had been converted into approximately 58,517,500 shares of Common Stock and approximately 6,598 shares of Series C Convertible Preferred Stock remained outstanding and none of the Series C Warrants had been exercised. The shares of Series C Convertible Preferred Stock that remain outstanding are convertible into approximately 115,475,105 shares of Common Stock, subject to the limitation on conversion described above. The number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Series C-1 and Series C-2 Warrants are subject to adjustment for stock splits, stock dividends and similar transactions and for certain dilutive issuances.

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

      o the Company makes an assignment for the benefit of creditors or applies for appointment of a receiver for a substantial part of its usiness/property or such receiver is appointed;

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

SERIES D CONVERTIBLE PREFERRED STOCK

P-Com has designated 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock. In December 2003, P-Com issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value divided by an initial conversion price of $0.15. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series D Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock. As of December 31, 2003 and March 31, 2004, there are approximately 2,000 shares of Series D Convertible Preferred Stock outstanding. The following table reflects changes in Series D Preferred Stock during the quarterly period ended March 31, 2004:

                                                                 Amount
                                                Shares       (In thousands)
                                          --------------------------------------
Balances as of December 31, 2003                 2,000             $ 2,000
                                          --------------------------------------
Balances as of March 31, 2004                    2,000             $ 2,000
                                          ======================================

      (a) The Series D Preferred Stock is classified as a mezzanine security, outside of stockholders' equity in the accompanying balance sheet due to the cash redemption provisions noted below. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity.

      (b) As of March 31, 2004, outstanding Series D Preferred Stock is convertible into 13,333,333 shares of Common Stock.

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

7.    ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its point - to - multipoint, and its other legacy product lines. In the first quarter of 2003, the Company recorded a $3.4 million inventory related charge to cost of sales, of which $2.0 million was related to its point - to - multipoint inventories.

A summary of inventory reserve activities is as follows:

                                                              Inventory
                                                               Reserve
                                                              ---------
      Balance at January 1, 2004                              $  26,178
      Additions charged to Statement of Operations                  820
      Deductions from reserves                                    (653)
                                                              ---------
      Balance at March 31, 2004                               $ 26,345
                                                              ---------

8.    DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, titled "Discontinued Operations" in the Consolidated Statements of Operations for the three-month period ended March 31, 2004 and 2003.

Summarized results of PCNS are as follows (in thousands):

                                 THREE MONTHS ENDED MARCH 31,
                                   2004                2003
                                 --------            --------
Sales                            $   -               $    946
                                 --------            --------
Loss from operations             $   -               $   (454)
Gain (Loss) on disposition
of discontinued operations          (40)               (1,404)
                                 --------            ---------
                                    (40)               (1,858)
Provision for income taxes          -                      -
Net profit (loss)               $   (40)             $ (1,858)
                                =========            =========

The loss from the sale of the discontinued services unit was $40,000 for the three-months ended March 31, 2004, principally due to the write-off of assets upon the discontinuation of the services business unit.

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

                                                          MARCH 31,        DECEMBER 31,
                                                            2004               2003
                                                         ---------         ------------
Total assets related to discontinued operations
Cash                                                     $   -               $     -
Accounts receivable                                          -                     -
Inventory                                                    -                     -
Prepaid expenses and other assets                            -                     -
Property plant and equipment                                 -                     -
                                                         ---------           ----------
Other assets                                                                       -
                                                         =========           ==========
                                                         $   -               $     -
Total liabilities related to discontinued operations
Accounts payable                                         $   183             $     183
Other accrued liabilities                                    115                   130
Loan payable to bank                                         -                     -
                                                         ---------           ----------
                                                         $   298             $     313
                                                         =========           ==========

9.    SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

                                              THREE MONTHS ENDED MARCH 31,
                                                2004                  2003
                                             ---------              ---------
North America                                $    480               $    284
United Kingdom                                  2,015                  1,577
Europe                                          1,400                    632
Asia                                              470                  1,756
Latin America                                   1,807                    187
Other Geographic Regions                          665                    181
                                             ---------              ---------
                                             $  6,837               $  4,617
                                             =========              =========

During the three-month period ended March 31, 2004 and 2003, four and one customers accounted for a total of 67% and 17% of our total sales, respectively.

10.   COMPREHENSIVE LOSS

Comprehensive loss is comprised of the Company's reported net loss and the currency translation adjustment associated with our foreign operations. Comprehensive loss was $3.2 million and $10.4 million for the three months ended March 31, 2004 and 2003, respectively.

11.   CONTINGENCIES

On  April  4,  2003,   Christine   Schubert,   Chapter  7  Trustee  for  Winstar
Communications, Inc. et al, filed a Motion to Avoid and Recover Transfers Pursuant to 11 U.S.C. Sections 547 and 550, in the United States Bankruptcy Court for the District of Delaware and served the Summons and Notice on July 22, 2003. The amount of the alleged preferential transfers to P-Com is approximately $13.7 million. P-Com has filed a response to the Motion that the payments made by Winstar Communications, Inc. are not voidable preference payments under the United States Bankruptcy Code. The Bankruptcy Court, P-Com and Winstar have agreed to settle all preference claims for $100,000.

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

Overview. We supply broadband wireless equipment and services for use in telecommunications networks. Currently, we sell 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. We also provide software and related services for these products. Additionally, prior to May 2003, we offered services, including engineering, furnishing and installation, program management, test and turn-up, and integration of telephone central offices' transmission and DC power systems, microwave, spread spectrum and cellular systems. During the quarter ended March 31, 2003, we decided to exit the services business as part of our strategy to reduce expenses and focus on our product business.

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

While management believes that the worldwide slowdown in the telecommunications equipment industry has subsided, it has yet to show significant signs of recovery. As a result, our product sales have not recovered to levels necessary to achieve profitability, despite an increase in product sales of $2.2 million or 48% in the first quarter of 2004 compared to the same period in the previous year. Although our sales have increased, we continue to be burdened by high operating costs. As a result, we continue to focus on reducing our operating and other expenses by, among other things, consolidating our facilities, negotiating lower costs for materials, and outsourcing our product manufacturing. These cost reduction efforts, which include reductions resulting from the Company's exit from its services business, and reductions in personnel, have allowed us to reduce our operating loss by $0.6 million during the first quarter of 2004, or 13% compared to the same period in the previous year.

Critical Accounting Policies

Management's Use of Estimates and Assumptions. The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the results of operations reported in future periods.

Revenue Recognition. Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product, provided no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. In order to limit our credit exposure, we require irrevocable letters of credit and even prepayment from certain of our customers before commencing production.

Inventory. Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess our inventory carrying value and reduce it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimate given the information currently available. Our customers' demand is highly unpredictable, and can fluctuate significantly caused by factors beyond the control of the Company. Our inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If we determine that market conditions are less favorable that those projected by management, such as an unanticipated decline in demand not meeting our expectations, additional inventory write-downs may be required.

Property and Equipment. Property and equipment are stated at cost and include tooling and test equipment, computer equipment, furniture, land and buildings, and construction-in-progress. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years, and in the case of buildings, 33 years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives or the lease term of the respective assets.

Impairment of Long- Lived Assets, other than Goodwill. In the event that facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. A $599,000 impairment valuation charge in connection with property and equipment for our Point-to-Multipoint product line was charged to restructuring charges in the first quarter of 2003, and a further $2.5 million impairment charge for the Point-to-Multipoint property and equipment was recorded in the second quarter of 2003.

Impairments of Goodwill. Goodwill resulting from the purchase of Wave Wireless will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first, identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of P-Com determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition. The Company will perform this test annually, on the first day of the fourth fiscal quarter of each year.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. The Company places its cash equivalents in a variety of financial instruments such as market rate accounts and U.S. Government agency debt securities. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

The Company performs on-going credit evaluations of its customers' financial condition to determine the customer's credit worthiness. Sales are then generally made either on 30 to 60 day payment terms, COD or letters of credit. The Company extends credit terms to international customers for up to 90 days, which is consistent with prevailing business practices.

At March 31, 2004 and 2003, approximately 55% and 35%, respectively, of trade accounts receivable represent amounts due from three customers, respectively.

RESULTS OF OPERATIONS

      Sales. For the three months ended March 31, 2004, total sales were approximately $6.8 million as compared to $4.6 million for the same period in the prior year. Despite the substantial increase in revenue in the quarter ended March 31, 2004 compared to the comparable period in 2003, our sales continue to be adversely affected by the continuing capital expenditure control measures implemented by North American and European telecommunication companies, and heightened competition from companies with which we compete.

Approximately $3.5 million of our sales in the first quarter of 2004 came from Tel-Link out-of-warranty repair activities, compared to $2.1 million in the comparable period in 2003. P-Com's sales in the three-month period ended March 31, 2004 also benefited from approximately $0.9 million in revenue attributed to sales of products acquired in the fourth quarter of 2003 as a result of the acquisition of Wave Wireless.

During the three months ended March 31, 2004, approximately 26% of our sales were to the Latin American market, and 14% of our sales were to the Asia-Pacific Rim areas and the Middle East combined. During the same period in 2003, we generated 4% of our sales to the Latin American market and 38% of our sales in the Asia-Pacific Rim and the Middle East combined. The United Kingdom market contributed 29% of the Company's revenue in the three months ended March 31, 2004, compared to 34% in the same period in 2003. Our next largest market is the European continent, which generated approximately 20% of the Company's revenue in the three months ended March 31, 2004, compared to 14% in the same period in 2003. The decrease in sales to the Asia-Pacific Rim areas and the Middle East in the three month period ended March 31, 2004, compared to the comparable period in 2003 is principally due to a substantial decrease in sales to China. This decrease is primarily attributable to decreased sales to the Company's product reseller in the China market. It is currently anticipated that sales to the China market through this product reseller will not return to levels experienced in prior quarters in the near term.

The substantial increase in sales to the Latin American market in the quarter ended March 31, 2004 is attributable to sales to a leading wireless carrier in Latin America, which began ordering product from the Company beginning in the third quarter of 2003.

Many of our largest customers use our product to build telecommunication network infrastructures. These purchases represent significant investments in capital equipment and are required for network rollout in a geographic area or market. Consequently, the customer may have different requirements from year to year and may vary its purchase levels from us accordingly. As noted, the continued worldwide weakness in the telecommunications industry is significantly affecting our customers' capital expenditures and consequently our revenue levels.

      Gross Profit (Loss). Gross profit (loss) for the three months ended March 31, 2004 and 2003, was $1.7 and $(3.6) million, respectively, or 25% and (78)% of sales in each of the respective quarters. Excluding the $3.5 million inventory charge and $0.6 million property and equipment impairment charge taken in the first quarter of 2003, the gross profit margins for the quarter ended March 31, 2003 would have been 10%. The higher gross margin during the quarter ended March 31, 2004 was attributable principally to a higher percentage of total revenue in the quarter coming from the sale of unlicensed Spread Spectrum equipment and Tel-Link out-of-warranty repairs, which provide higher gross margins compared to licensed equipment, which contributed a greater percentage to total revenue during the three months ended March 31, 2004 compared to the comparable period in 2003. The Company's gross margins in the quarter ended March 31, 2004 also benefited from sales of Wave Wireless products. The Company acquired that product line in the fourth quarter of 2003.

      Research and Development. For the three months ended March 31, 2004 and 2003, research and development ("R&D") expenses were approximately $1.3 million and $1.9 million, respectively. As a percentage of sales, research and development expenses were at 18% for the three months ended March 31, 2004, compared to 42% for the three months ended March 31, 2003. The percentage decrease is due to significant expense reduction efforts as mentioned above.

      Selling and Marketing. For the three months ended March 31, 2004 and 2003, sales and marketing expenses were approximately $1.5 million and $0.9 million, respectively. The increase in sales and marketing expenses in the quarter ended March 31, 2004 is due to headcount additions and other related expenses, principally attributed to the acquisition of Wave Wireless in the fourth quarter of 2004, and higher commissions in light of increased sales. As a percentage of sales, selling and marketing expenses was 21% for the three months ended March 31, 2004, compared to 20% for the three months ended March 31, 2003.

      General and Administrative. For the three months ended March 31, 2004 and 2003, general and administrative expenses were approximately $1.2 million and $1.6 million, respectively. The decrease in general and administrative expense in the first quarter of 2004 is principally attributable to a realization of savings from cost reduction efforts that continued from 2003 to 2004, including reduced consulting and legal expenses, and facilities consolidation. As a percentage of sales, general and administrative expenses were 17% for the three months ended March 31, 2004, compared to 35% for the three months ended March 31, 2003. The percentage decrease is due to our success in significantly reducing our expenses throughout the year, as discussed above.

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

In the first and second quarter of 2003, the Company determined that there was a need to reevaluate the carrying value of its property and equipment, which are held for sale, relating to its point - to - multipoint product line. The evaluation was performed in light of the continuing slowdown in the global telecommunications market for this product line. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003, and $0.6 million provision in the first quarter of 2003.

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

      Interest Expense. For the three months ended March 31, 2004 and 2003, interest expense was $0.08 million and $0.5 million, respectively. Interest expense for the first quarter of 2004 was primarily for interest paid on capital leases.

      Other Income, Net. For the three-month period ended March 31, 2004, other income (loss), net, totaled $(0.1) million compared to an income of $0.1 million for the comparable three-month period in 2003. The loss in the three-month period March 31, 2004 was due to loss on foreign exchange rate.

      Provision (Benefit) for Income Taxes. We have not recorded the tax benefit of our net operating losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash Used in Operations. During the three-month period ended March 31, 2004, we used approximately $2.0 million of cash in operating activities, primarily due to our net loss of $2.4 million, a $0.1 million non-cash gain from vendor settlements, which were offset by a $0.1 million non-cash loss related to amortization of warrants and loss on discontinued operations, and depreciation expenses of $0.4 million. Significant contributions to cash flow resulted from a net reduction in inventories of $1.3 million, and a net increase of accounts payable and other accruals of $0.8 million. These were partially offset by a net increase of $1.2 million in accounts receivable, and a net increase of $0.9 million in prepaid and other assets.

During the three-month period ended March 31, 2003, we used approximately $1.6 million of cash in operating activities, primarily due to our net loss of $10.4 million, offset by a $1.4 million non-cash loss related to discontinued operations during the quarter, $3.5 million of inventory charges, $0.6 million of property and equipment impairment charge, and depreciation expenses of $1.5 million. Significant contributions to cash flow resulted from increases in accounts payable of $0.8 million and accrued liabilities of $0.3 million, a net reduction in inventories of $0.6 million, and a net reduction in trade receivables of $0.1 million.

      Cash from Investing Activities. During the three-month period ended March 31, 2004, we used approximately $.06 million of cash in investing activities, principally due to property and equipment acquisitions during the quarter. During the three-month period ended March 31, 2003, we used $0.4 million of cash in investing activities, resulting from a loan made to SPEEDCOM in connection with the $1.5 million convertible promissory note financing obtained in March 2003.

      Cash from Financing Activities. During the three-month period ended March 31, 2004, we used approximately $0.1 million of cash flows from financing activities, primarily from $0.2 million in payments related to capital lease obligations, that were offset by $0.1 million from the receipt of proceeds from the sale of Common Stock.

During the three-month period ended March 31, 2003, we generated $1.6 million of cash flows from financing activities, primarily from (i) the issuance of convertible notes, which generated net proceeds of approximately $1.4 million,
(ii) $0.3 million from the issuance of Common Stock, and (iii) $0.1 million from borrowings under the Credit Facility. The convertible notes were converted into Series C Preferred Stock in October 2003. The proceeds from financing activities were offset by capital lease payments totaling approximately $0.2 million.

We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

Current Liquidity. As of March 31, 2004, our principal sources of liquidity consisted of borrowing availability under the Credit Facility, and approximately $4.1 million of cash and cash equivalents, compared to approximately $6.2 million in cash and cash equivalents at December 31, 2003. Available borrowings under the Credit Facility at March 31, 2004 were approximately $2.7 million, compared to $3.7 million at December 31, 2003.

At March 31, 2004, our total liabilities were approximately $21.1 million, compared to $20.6 million at December 31, 2003. All of our liabilities at March 31, 2004 are current, resulting in negative working capital of approximately $4.1 million, compared to working capital of $2.1 million at December 31, 2003. To address its working capital position and ultimately return P-Com to profitability, management's plan is to continue its focus on increasing sales, settling outstanding obligations, controlling general and operating expenses, and reducing the cost of goods sold. Considering the uncertainty regarding P-Com's ability to materially increase sales, P-Com's known and likely cash requirements in 2004 will likely exceed available cash resources. As a result of this condition, management is currently evaluating (i) the sale of certain non-productive assets; (ii) certain opportunities to obtain additional debt or equity financing; and (iii) seeking a strategic acquisition or other transaction that would substantially improve P-Com's liquidity and capital resource position. P-Com may also be required to borrow from its existing Credit Facility in order to satisfy its liquidity requirements.

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

CERTAIN FACTORS AFFECTING THE COMPANY

OUR WORKING CAPITAL POSITION HAS DETERIORATED, AND OUR BUSINESS HAS NOT SUFFICIENTLY RECOVERED.

Our working captial position has deteriorated. Our core business product sales reduced sharply beginning with the second half of 2001, and are still significantly below levels necessary to achieve positive cash flow. From inception to March 31, 2004, our aggregate net loss is approximately $366.3 million. Our cash position has declined to $4.1 million at March 31, 2004, and is deteriorating. We have negative working capital of $4.1 million as of March 31, 2004. Our short-term liquidity deficiency could disrupt our supply chain, and result in our inability to manufacture and deliver our products, which would adversely affect our results of operations.

Our independent accountants' opinion on our 2003 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue long term as a going concern, we will have to increase our sales, decrease costs and possibly induce creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We may not accomplish these tasks.

P-COM CANNOT SUSTAIN ITSELF AT THE CURRENTLY DEPRESSED SALES LEVELS.

A continued severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Our customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, and in general are not building out any significant additional infrastructure at this time. In the U.S., most
Competitive Local Exchange Carriers ("CLECs") have declared bankruptcy and, internationally, 3G-network rollout and commercialization continue to experience delays. In addition, our accounts receivable, inventory turnover, and operating stability can be jeopardized if our customers experience financial distress. We do not believe that our core products sales levels sufficiently recover while an industry-wide slowdown in demand persists. Until product sales levels can
sufficiently   recover,  our  business,   financial  condition  and  results  of
operations will continue to be adversely affected. P-Com cannot sustain itself at the currently depressed sales levels, unless it is able to substantially reduce costs, or obtain additional debt or equity financing.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH AND HARM OUR BUSINESS OPERATIONS, AND WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event the Company is unable to raise additional debt or equity financing, or otherwise improve its liquidity position, we will not be able to continue as a going concern. The Company's future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The Company's history of substantial operating losses could also severely limit the Company's ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, additional significant dilution to our stockholders could result.

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

For the three-months ended March 31, 2004, sales to four customers accounted for 67% of total sales. The loss of any one of these customers would have an immediate and material effect on P-Com's sales. P-Com's ability to maintain or increase its sales in the future will depend, in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the telecommunications industry and the global economy. P-Com's customer concentration also results in concentration of credit risk. As of March 31, 2004, three customers accounted for 55% of P-Com's total accounts receivable balances. Many of P-Com's significant recurring customers are located outside the U.S., primarily in the United Kingdom, continental Europe, and Latin America. Some of these customers are implementing new networks and are themselves in the various stages of development. They may require additional capital to fully implement their planned networks, which may be unavailable to them on an as-needed basis, and which P-Com cannot supply in terms of long-term financing.

If P-Com's customers cannot finance their purchases of P-Com's products or services, this may adversely affect P-Com's business, operations and financial condition. The financial difficulties of existing or potential customers may also limit the overall demand for P-Com's products and services. Current customers in the telecommunications industry have, from time to time, undergone financial difficulties and may therefore limit their future orders or find it difficult to pay for products sold to them. Any cancellation, reduction or delay in orders or shipments, for example, as a result of manufacturing or supply difficulties or a customer's inability to finance its purchases of P-Com's products or services, would adversely affect P-Com's business. Difficulties of this nature have occurred in the past and P-Com believes they will occur in the future. For instance, in July 2002, P-Com announced a multiple year $100.0 million supply agreement with an original equipment manufacturer in China. Even with an agreement in place, the customer has changed the timing and the product mix requested, and has cancelled or delayed most of its orders. Enforcement of the specific terms of the agreement would be difficult and expensive within China, and P-Com may not ultimately realize the total benefits expected in the contract period.

      Finally, acquisitions in the telecommunications industry are common, which tends to further concentrate the potential customer base in larger companies.

P-COM FACES SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

P-Com faces intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services and some offer broader telecommunications product lines. These companies include Alcatel Network Systems, Alvarion, Stratex Networks, Ceragon, Ericsson Limited, Fresnel, Harris Corporation-Farinon Division, NEC, Sagem, Nortel, NERA, Nokia Telecommunications, SIAE, Siemens, and Proxim. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com. P-Com faces actual and potential competition not only from these established companies, but also from start - up companies that are developing and marketing new commercial products and services. Some of P-Com's current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with P-Com's products. Nokia and Ericsson have developed competitive radio systems, and there is new technology featuring free space optical systems now in the marketplace.

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

P-COM'S OPERATING RESULTS COULD BE ADVERSELY AFFECTED BY CONTINUED DECLINE IN CAPITAL SPENDING IN THE TELECOMMUNICATIONS MARKET.

Although much of the anticipated growth in the telecommunications infrastructure is expected to result from the entrance of new service providers, many new providers do not have the financial resources of existing service providers. For example, in the U.S., most competitive local exchange carriers are continuing to experience financial distress. If these new service providers are unable to adequately finance their operations, they may cancel or delay orders. Moreover, purchase orders are often received and accepted far in advance of shipment, therefore, P-Com typically permits orders to be modified or canceled with limited or no penalties. In periods of weak capital spending on the part of traditional customers, P-Com is at risk for curtailment or cancellation of purchase orders, which can lead to adverse operating results. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as what occurred in 2000, 2001 and 2003.

Global economic conditions have had a depressing effect on sales levels in the past four years. The soft economy and reported slowdown in capital spending in 2001, 2002 and 2003 in the U.S. and European telecommunications markets has had a significant depressing effect on the sales levels in each of these years. In fiscal 2003, P-Com's sales in the U.S. and Europe markets totaled approximately $13.1 million, compared to $13.3 million in 2002, and $50.8 million in 2001.

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

FAILURE TO MAINTAIN ADEQUATE LEVELS OF INVENTORY COULD RESULT IN A REDUCTION OR DELAY IN SALES AND HARM P-COM'S RESULTS OF OPERATIONS.

P-Com's customers have increasingly been demanding short turnaround on orders rather than submitting purchase orders far in advance of expected shipment dates. This practice requires that P-Com keep inventory on hand to meet market demands. Given the variability of customer needs and purchasing power, it is difficult to predict the amount of inventory needed to satisfy customer demand. If P-Com over-estimates or under-estimates inventory requirements to fulfill customer needs, or if purchase orders are terminated by customers, P-Com's results of operations could continue to be adversely affected. In particular, increases in inventory or cancellation of purchase orders could adversely affect operations if the inventory is ultimately not used or becomes obsolete. This risk was realized in the large inventory write-downs from 1999 to 2004.

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

P-Com's future operating results depend upon the continued growth and increased availability and acceptance of micro-cellular, personal communications networks/personal communications services and wireless local loop access telecommunications services, in the U.S. and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of the services may not continue to grow as expected. The growth of these services may also fail to create anticipated demand for P-Com's systems. Predicting which segments of these markets will develop and at what rate these markets will grow is difficult.

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

As a result of P-Com's current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, China, and Latin America, P-Com faces economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the United States. Approximately 93% of P-Com's sales in the three-month period ending March 31, 2004 were made to customers located outside of the United States. Historically, P-Com's international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for P-Com if it has Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for P-Com on Euro or British pounds sterling denominated sales as its functional currency is in United States dollars. For international sales that P-Com would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make its systems less price-competitive if competitors choose to price in other currencies and could adversely affect its financial condition. P-Com funds its Italian subsidiary's operating expenses, which are denominated in Euros. An increase in the value of Euro currency, if not hedged relative to the United States dollar, could result in more costly funding for P-Com's Italian operations, and as a result, higher cost of production to it as a whole. Conversely, a decrease in the value of Euro currency will result in cost savings for P-Com.

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

P-Com signed an Agreement and Plan of Merger with Telaxis Communications Corporation, dated September 9, 2002. This merger agreement was terminated by mutual agreement on January 7, 2003. On January 27, 2003, P-Com signed a letter of intent to acquire privately held Procera Networks Inc., of Sunnyvale, California, in a stock-for-stock transaction. This acquisition effort was terminated in April 2003. On June 16, 2003, P-Com entered into an Asset Purchase

Agreement with SPEEDCOM Wireless Corporation to acquire substantially all of the assets of SPEEDCOM (the "SPEEDCOM Acquisition"). The SPEEDCOM Acquisition closed on December 10, 2003. P-Com may not be able to close any strategic acquisition on the timetable it anticipates, if at all. P-Com has and may further incur significant non-recoverable expenses in these efforts.

INTEGRATING  P-COM'S AND SPEEDCOM'S  OPERATIONS IS EXPECTED TO NEGATIVELY AFFECT
SPEEDCOM'S  SALES,  AND  WILL  DIVERT  MANAGEMENT'S   ATTENTION  AWAY  FROM  ITS
DAY-TO-DAY OPERATIONS.

Integration of P-Com's and SPEEDCOM's operations, products and personnel negatively affected SPEEDCOM's sales in the fourth quarter of 2003 and the first quarter of 2004, and is expected to negatively affect its sales in the short term. In addition, the SPEEDCOM Acquisition is expected to continue to place a significant burden on P-Com's management and its internal and financial resources. The negative affect on SPEEDCOM's sales during the fourth quarter of 2003 and first quarter of 2004, and the diversion of P-Com management's attention and any difficulties encountered in the transition and integration process, will negatively affect P-Com's financial condition.

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

OUR STOCK PRICE HAS BEEN VOLATILE AND HAS EXPERIENCED SIGNIFICANT DECLINE, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

In recent years, the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have often negatively affected small cap companies such as P-Com, and may impact our ability to raise equity capital in periods of liquidity crunch. Companies with liquidity problems also often experience downward stock price volatility. We believe that factors such as announcements of developments related to our business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, sales of significant volumes of our Common Stock into the public market, developments in our relationships  with customers,  partners,  lenders,  distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations could and have caused the price of our Common Stock to fluctuate widely and decline over the past two years during the telecommunication recession. The market price of our Common Stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

ISSUING SECURITIES AS A MEANS OF RAISING CAPITAL AND THE FUTURE SALES OF THESE SECURITIES IN THE PUBLIC MARKET COULD LOWER P-COM'S STOCK PRICE AND ADVERSELY AFFECT ITS ABILITY TO RAISE ADDITIONAL CAPITAL IN SUBSEQUENT FINANCINGS.

P-Com has traditionally relied on debt and equity financings to meet its working capital needs including the issuances of Series B Convertible Preferred Stock in August 2003 and Series C Convertible Preferred Stock in October and December 2003. When the shares of Common Stock that are issuable upon conversion of these securities are subsequently sold in the public market, the trading price of P-Com Common Stock may be negatively affected. As of March 31, 2004, the last reported sale price of P-Com common stock was $0.06. Future sales of P-Com's Common Stock, particularly shares issued upon the exercise or conversion of outstanding or newly issued securities upon exercise of its outstanding options, could have a significant negative effect on the market price of P-Com's Common Stock. If the market price of P-Com Common Stock continues to decrease, P-Com may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

THE CONVERSION OR EXERCISE OF P-COM'S OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON P-COM'S EXISTING STOCKHOLDERS.

In March, May and July 2003, P-Com issued warrants to purchase approximately 8.8 million shares of its Common Stock. In August 2003, P-Com's remaining 7% Convertible Subordinated Notes due 2005 were converted into 1.0 million shares of Series B Convertible Preferred Stock, of which 889,393 shares were converted into approximately 94 million shares of Common Stock in December 2003. The remaining outstanding shares of Series B Convertible Preferred Stock are convertible into approximately 11 million shares of P-Com Common Stock.

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock together with warrants to purchase approximately
139.2 million shares of common stock. These shares of Series C Convertible Preferred Stock are convertible into approximately 174.0 million shares of Common Stock. In December 2003, P-Com issued 2,000 shares of Series D Convertible Preferred Stock, which, in turn, are convertible into approximately
13.3 million shares of Common Stock. Although the conversion or exercise of these securities is subject to limitations that prevent any single holder from holding more than 4.999% or 9.999%, as the case may be, of P-Com's outstanding Common Stock, the conversion or exercise of these securities will nevertheless result in substantial dilution to P-Com's existing stockholders.

In December 2003, P-Com also issued 63,500,000 shares of its Common Stock in connection with the SPEEDCOM Acquisition. This issuance resulted in substantial dilution to P-Com's existing stockholders.

A RECENT AMENDMENT TO P-COM'S BYLAWS INCREASES P-COM'S ABILITY TO CONDUCT FINANCING TRANSACTIONS USING ITS EQUITY SECURITIES AND, AS A RESULT, MAY CAUSE FURTHER DILUTION TO P-COM'S STOCKHOLDERS.

At P-Com's 2003 annual meeting of stockholders, P-Com's stockholders approved a proposal to amend P-Com's bylaws. As a result of this amendment, P-Com may issue securities that are convertible into or exercisable for shares of P-Com Common Stock at a conversion or exercise price that is subject to downward adjustment without obtaining additional stockholder approval. This downward adjustment mechanism is designed to protect the holders of these securities from having their investments diluted by future issuances of P-Com Common Stock at a lower price per share. This is accomplished by issuing an increased number of shares of P-Com Common Stock to these security holders upon the conversion or exercise of those securities. If the market price of P-Com Common Stock continues to decline and P-Com is forced to continue raising capital through dilutive equity financings, the holders of these convertible securities will be protected from any dilution that may occur but, as a result, P-Com's other stockholders will be diluted to a greater extent than if these convertible securities did not exist.

DUE TO THE RESERVATION OF A SUBSTANTIAL NUMBER OF P-COM'S AUTHORIZED AND UNISSUED SHARES OF COMMON STOCK, P-COM HAS LITTLE OR NO FLEXIBILITY TO ISSUE ADDITIONAL SHARES OF STOCK IN CONNECTION WITH FINANCING PROGRAMS, ACQUISITIONS AND OTHER CORPORATE PURPOSES.

P-Com is authorized to issue a total of 700 million shares of Common Stock. In addition, P-Com is required to reserve shares of Common Stock for issuance upon conversion or exercise of P-Com's outstanding convertible securities. P-Com has also reserved shares of Common Stock for issuance under its 1995 Stock Option/Stock Issuance Plan. As a result, P-Com will have little or no flexibility to act in the future with respect to financing programs, acquisitions, forward stock splits and other corporate purposes without the delay and expense involved in obtaining stockholder approval each time an opportunity requiring the issuance of shares of Common Stock arises. Such a delay could cause P-Com to lose the opportunity to pursue one or more of these transactions. Moreover, P-Com's stockholders may refuse to grant the necessary approval.

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

Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at March 31, 2004, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended March 31, 2004, the Company's management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

      On April 4, 2003, Christine Schubert, Chapter 7 Trustee for Winstar Communications, Inc. et al, filed a Motion to Avoid and Recover Transfers Pursuant to 11 U.S.C. Sections 547 and 550, in the United States Bankruptcy Court for the District of Delaware and served the Summons and Notice on July 22, 2003. The amount of the alleged preferential transfers to P-Com is approximately $13.7 million. P-Com has filed a response to the Motion that the payments made by Winstar Communications, Inc. are not voidable preference payments under the United States Bankruptcy Code. The Bankruptcy Court, P-Com and Winstar have agreed to settle all preference claims for $100,000.

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

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits
             10.1 Employment Letter Agreement, dated April 7, 2004, between P-Com, Inc. and Elsbeth Kahn.

             31.1 Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

             31.2 Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

             32.1     Certification of Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2     Certification of Chief Financial Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             On March 2, 2004, we filed a Form 8-K current report announcing the receipt of $2.0 million in orders from a wireless telecommunications company in Latin America.

             On February 5, 2004, we filed a Form 8-K current report to announce its partnership with Velocitech to manage the production of license-exempt products developed by P-Com's Wave Wireless Networking Division.

             On February 2, 2004, we filed a Form on Form 8-K to announce our financial results for the fourth quarter and fiscal year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         P-COM, INC.

         By:  /s/ Sam Smookler
              ----------------
         Sam Smookler
         President
         and Chief Executive Officer
         (Duly Authorized Officer)

Date:    May 15, 2004


         By:  /s/ Daniel W. Rumsey
              --------------------
         Daniel W. Rumsey
         Interim Chief Financial Officer
         (Principal Financial Officer)

Date:    May 15, 2004

                                  EXHIBIT INDEX


   10.1 Employment Letter Agreement, dated April 7, 2004, between P-Com, Inc. and Elsbeth Kahn.

   31.1 Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

   31.2 Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

   32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.