Form 10-Q
period 2004-06-30
P COM INC
filed 2004-08-16
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                            -----------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004.

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

As of August 9, 2004 there were 10,389,984 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share. Effective March 10, 2003, the Registrant's Common Stock was delisted from the NASDAQ Small Cap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

This quarterly report on Form 10-Q consists of 37 pages of which this is page 1. The Exhibit Index appears on page 37.

                                   P-COM, INC.
                                TABLE OF CONTENTS


                                                                           Page
PART I.       Financial Information                                       Number
              ---------------------                                       ------

   Item 1     Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2004
              and December 31, 2003.........................................   3

              Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 2004 and 2003  ...........   4

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 2004 and 2003  .........................   5

              Notes to Condensed Consolidated Financial Statements  ........   7

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations  ........................   19

   Item 3     Quantitative and Qualitative Disclosure about Market Risk ...   34

   Item 4     Controls and Procedures......................................   34

PART II.Other Information

   Item 1     Legal Proceedings  ..........................................   35

   Item 2     Changes in Securities  ......................................   35

   Item 6     Exhibits and Reports on Form 8-K  ...........................   36

Signatures    .............................................................   36

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                       June 30,         Dec 31,
ASSETS                                                   2004            2003
                                                      ---------       ---------
Current assets:
Cash and cash equivalents                             $   4,876       $   6,185
Accounts receivable, net                                  6,508           4,801
Inventory                                                 4,304           5,258
Prepaid expenses and other assets                         2,429           2,256
                                                      ---------       ---------
Total current assets                                     18,117          18,500
Property and equipment, net                               2,203           3,807
Goodwill                                                 11,991          11,981
Others assets                                               319             277
                                                      ---------       ---------
Total  assets                                         $  32,630       $  34,565
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                      $   4,108       $   4,035
Other accrued liabilities                                 7,499           8,226
Deferred contract obligations                                --           8,000
Note payable-current                                      1,336               1
Liabilities of discontinued operations                      284             313
                                                      ---------       ---------
Total current liabilities                                13,227          20,575
                                                      ---------       ---------

Long-Term Liabilities:
    Note payable - non-current                              150               6
                                                      ---------       ---------
Total long term  liabilities                                150               6
                                                      ---------       ---------
Total liabilities                                        13,377          20,581
                                                      ---------       ---------

Series B Preferred Stock                                  1,465           1,361
Series C Preferred Stock                                  1,724             870
Series D Preferred Stock                                  2,000           2,000
                                                      ---------       ---------
     Total Preferred Stock                                5,189           4,231
                                                      ---------       ---------

Stockholders' equity:
Common stock                                                 35              20
Treasury stock                                              (74)            (74)
Additional paid-in capital                              375,167         373,186
Accumulated deficit                                    (360,750)       (363,173)
Accumulated other comprehensive loss                       (313)           (206)
                                                      ---------       ---------
     Total stockholders ' equity                         14,064           9,753
                                                      ---------       ---------
Total liabilities and stockholders' equity            $  32,630       $  34,565
                                                      =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-Com, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                               Three months ended June 30,   Six months ended June 30,

                                                                  2004           2003           2004           2003
                                                                --------       --------       --------       --------
Sales                                                           $  6,917       $  4,965       $ 13,754       $  9,582
Cost of sales                                                      4,925          4,124         10,024         11,750
                                                                --------       --------       --------       --------
Gross profit (loss)                                                1,992            841          3,730         (2,168)
                                                                --------       --------       --------       --------

Gross margin                                                          29%            17%            27%          -23%
   Operating expenses:
   Research and development/engineering                            1,258          1,706          2,515          3,625
   Selling and marketing                                           1,735            827          3,186          1,762
   General and administrative                                      1,070          1,551          2,253          3,186
   Asset impairment and restructuring charges                         --          2,763             --          3,362
                                                                --------       --------       --------       --------
   Total operating expenses                                        4,063          6,847          7,954         11,935
                                                                --------       --------       --------       --------

Operating expense as a percentage of sales                            59%           138%            58%           125%

Operating loss                                                    (2,071)        (6,006)        (4,224)       (14,103)

Interest expense                                                     (87)          (607)          (162)        (1,124)
Gain on debt extinguishment                                           --          1,500             --          1,500
Other income (expense), net                                        8,411            855          8,298            953
                                                                --------       --------       --------       --------

Income (loss) from continuing operations                           6,253         (4,258)         3,912        (12,774)
                                                                --------       --------       --------       --------

Discontinued operations                                               --         (1,767)           (40)        (3,625)
                                                                --------       --------       --------       --------
Net income (loss)                                                  6,253         (6,025)         3,872        (16,399)

Accretion to increase preferred stock to redemption values          (673)            --         (1,449)            --
                                                                --------       --------       --------       --------
Income (loss) applicable to common stockholders                 $  5,580       $ (6,025)      $  2,423       $(16,399)
                                                                ========       ========       ========       ========

Basic and diluted income (loss) per share:
Income (loss) from continuing operations                        $   0.62       $  (3.14)      $   0.28       $  (9.92)
Income (loss) from discontinued operations                            --          (1.30)          0.00          (2.81)
                                                                --------       --------       --------       --------
Basic and diluted net income (loss) per share applicable to
common stockholders                                             $   0.62       $  (4.44)      $   0.28       $ (12.73)
                                                                ========       ========       ========       ========

Shares used in basic and diluted per share computation             9,015          1,358          8,584          1,288
                                                                ========       ========       ========       ========

Diluted net income (loss) per share:
Income (loss) from continuing operations                        $   0.40       $  (3.14)      $   0.26       $  (9.92)
Income (loss) from discontinued operations                            --          (1.30)            --          (2.81)
                                                                --------       --------       --------       --------
Diluted net income (loss) per share applicable to
common stockholders                                             $   0.40       $  (4.44)      $   0.26       $ (12.73)
                                                                ========       ========       ========       ========

Shares used in diluted per share computation                      15,452          1,358         15,021          1,288
                                                                ========       ========       ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                              Six months ended June 30,

                                                                 2004          2003
                                                               --------      --------
Cash flows from operating activities:
Net income (loss)                                              $  3,872      $(16,399)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Loss from discontinued operations                                 40         3,625
   Depreciation                                                     806         2,696
   (Gain) loss on disposal of property and equipment                 53          (886)
   Inventory valuation and related charges                        3,608
   Asset impairment and other restructuring charges                  --         3,108
   Amortization of discount on promissory notes                      --           135
   Amortization of warrants                                          91            --
  Stock compensation expense                                         --           482
  (Gain) on redemption of convertible notes                          --        (1,500)
  (Gain) on vendor settlements                                     (894)           --
  (Gain) on deferred contract obligation                         (7,500)           --
   Write-off of notes receivable                                     --           100

Changes in operating assets and liabilities:
   Accounts receivable                                           (1,635)        1,519
   Inventory                                                        898         1,802
   Prepaid expenses and other assets                               (540)          557
   Accounts payable                                                 (25)         (686)
   Other accrued liabilities                                        485           288
                                                               --------      --------
      Net cash used in operating activities                      (4,349)       (1,551)
                                                               --------      --------

Cash flows from investing activities:
   Loan to Speedcom                                                  --          (400)
   Acquisition of property and equipment                           (132)           --
   (Increase) decrease in restricted cash                            --          (580)
   Sale of property                                                 829            --
    Net asset of discontinued operation                              --           929
                                                               --------      --------
      Net cash used in investing activities                         697           (51)
                                                               --------      --------

Cash flows from financing activities:
   Proceeds from sale of common stock, net                          100           307
   Proceeds (payments) on bank loan                                  --        (1,202)
   Proceeds from convertible promissory note, net                    --         1,668
   Proceeds from special warrant offer                            2,619            --
   Payments under capital lease obligations                        (382)         (289)
                                                               --------      --------
      Net cash provided by (used in)  financing activities        2,337           484
                                                               --------      --------

Effect of exchange rate changes on cash                               6            22
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents             (1,309)       (1,096)

Cash and cash equivalents at beginning of the period              6,185         1,276
                                                               --------      --------
Cash and cash equivalents at end of the period                 $  4,876      $    180
                                                               --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                                                       Six months ended June 30,

                                                          2004           2003
                                                         ------         ------

Supplemental cash flow disclosures :

Cash paid for interest                                   $  114         $  281
                                                         ------         ------

Non-cash investing and financing activities :

Issuance of Common Stock for consulting
services                                                 $   --         $  450
                                                         ------         ------

Redemption of convertible notes in exchange
for property and equipment                               $   --         $2,300
                                                         ------         ------

Issuance of notes payable to settle deferred
contract obligations                                     $  500         $   --
                                                         ------         ------

Treasury stock acquired in exchange for
property and equipment                                   $   --         $   74
                                                         ------         ------

Conversion of Series C Preferred
Stock into Common Stock                                  $  491         $   --
                                                         ------         ------

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 2004, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2003 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

Effective July 19, 2004, the Company affected a one for thirty reverse stock split of its Common Stock. All Common Stock numbers in the footnotes to the unaudited consolidated financial statements and this Form 10-Q reflect the implementation of the reverse stock split.

Liquidity and Management's Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the six-month period ended June 30, 2004, the Company used $4.3 million cash in its operating activities. Also, while the Company had approximately $4.9 million in cash and cash equivalents at June 30, 2004, and working capital of approximately $4.9 million, the Company's deteriorating cash position relative to projected future cash requirements, raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, management must be successful in its plan to acquire additional working capital, as P-Com's known and likely cash requirements in 2004 will exceed available cash resources, including available borrowings under the Company's existing credit facility with Silicon Valley Bank (the "Credit Facility"). The Credit Facility expires on September 25, 2004, and management is currently negotiating to renew the Credit Facility.

No assurances can be given that P-Com will be able to renew the Credit Facility, or that additional financing will continue to be available to P-Com on acceptable terms, or at all. If the Company is unsuccessful in its plans to (i) renew the Credit Facility; (ii) obtain additional debt or equity financing;
(iii) generate sufficient revenues from new and existing products sales; (iv) diversify its customer base; (v) decrease costs of goods sold, and achieve higher operating margins; (vi) refinance the obligation due Agilent Financial Services, Inc. of approximately $1.7 million due December 1, 2004; (vii) negotiate agreements to settle outstanding claims; or (viii) otherwise consummate a transaction that improves its liquidity position, the Company will have insufficient capital to continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2.    NET INCOME (LOSS) PER SHARE

For purposes of computing diluted net income per share in the three and six months ended June 30, 2004, the weighted average common share equivalents include all stock options, warrants, and convertible notes with an exercise price below the average fair market of the Company's Common Stock for the period. In the three and six months ended June 30, 2003, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they non-dilutive.

The following table sets forth the computation of basic and diluted earnings per share: (In thousands, except per share date, unaudited)

                                                   Three months   Three months   Six months    Six months
                                                       ended          ended        ended         ended
                                                  June 30, 2004   June 30, 2003 June 30, 2004  June 30, 2003
Numerator:
   Income(loss) from continuing operations            $  6,253      $ (4,258)     $  3,912      $(12,774)
   Income(loss) from discontinued operations                --        (1,767)          (40)       (3,625)
                                                      --------      --------      --------      --------
   Net income(loss)                                      6,253        (6,025)        3,872       (16,399)
  Preferred Stock accretion                               (673)           --        (1,449)           --
                                                      --------      --------      --------      --------
   Numerator for basic earnings per share
   -income(loss) available to common stockholders        5,580        (6,025)        2,423       (16,399)

Effect of dilutive securities:
  Preferred stock accretion                                673            --         1,449            --
   6% convertible warrants-interest                          3            --             3            --

   Numerator for diluted earnings per share
   -income(loss) available to common stockholders
    after assumed conversions                         $  6,256      $ (6,025)     $  3,875      $(16,399)

Denominator
   Denominator for basic earnings per share
   -weighted average shares                              9,015         1,358         8,584         1,288

Effect of dilutive securities:
   Warrants                                                  6            --             6            --
   Convertible Preferred Stock                           4,084            --         4,084            --
   Convertible promissory notes                          2,347            --         2,347            --
                                                      --------      --------      --------      --------

Dilutive potentional common shares                       6,437            --         6,437            --
   Denonminator for diluted earnings per share
   -adjusted weighted -average shares and assumed
   conversions                                          15,452         1,358        15,021         1,288
                                                      ========      ========      ========      ========

Basic earnings per share                                  0.62         (4.44)         0.28        (12.73)
                                                      ========      ========      ========      ========

Diluted earnings per share                                0.40         (4.44)         0.26        (12.73)
                                                      ========      ========      ========      ========


3.    BORROWING ARRANGEMENTS

On September 25, 2003, the Company renewed its Credit Facility with Silicon Valley Bank (the "Bank") through September 25, 2004. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 70% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 2.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of June 30, 2004 and December 31, 2003, no amounts were due to the Bank under the Credit Facility.

The Company has an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. As of June 30, 2004, no amounts were outstanding under this line.

4.    BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following (in thousands of dollars, unaudited):


                                               June 30,       December 31,
                                                2004             2003
                                               --------       ------------

Raw materials                                  $1,250           $3,219
Work-in-process                                    45            1,682
Finished goods                                  2,924              277
Inventory at customer sites                        85               80
                                               ------           ------
                                               $4,304           $5,258
                                               ======           ======


Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):


                                               June 30,       December 31,
                                                2004             2003
                                               --------       ------------

Purchase commitment (a)                         $  278           $1,238
Accrued warranty (b)                             1,023            1,110
Accrued employee compensation                      796            1,092
Value added tax payable                            154              129
Customer advances                                  559              468
Lease obligations                                1,964            2,335
Accrued rent                                       444              497
Deferred revenue                                   749              243
Other                                            1,532            1,114
                                                $7,499           $8,226
                                                ======           ======

      a) During the six-month period ended June 30, 2004, the Company settled an outstanding disputed purchase commitment amounting to approximately $0.9 million for no cash or other consideration. The associated reduction of this liability is included as a reduction of cost of sales.

      b) A summary of product warranty reserve activity for the six-month period ended June 30, 2004 is as follows:


Balance at January 1, 2004                                       $ 1,110
Additions relating to products sold                                  243
Payments                                                            (330)
                                                                 -------
Balance at June 30, 2004                                         $ 1,023
                                                                 =======

      A summary of product warranty reserve activity for the six-month period ended June 30, 2003 is as follows:

Balance at January 1, 2003                                           $ 936
Additions relating to products sold                                    300
Payments                                                              (335)
                                                                     -----
     Balance at June 30, 2003                                        $ 901
                                                                     =====

Deferred Contract Obligations

      In connection with a Joint Development and License Agreement ("JDL"), the Company entered into an Original Equipment Manufacturer Agreement ("OEM") with a vendor. Under the OEM, the Company agreed to pay the vendor $8.0 million for the vendor's marketing efforts for Company products manufactured under the JDL. The Company has disputed any claims by the vendor with respect to the $8.0 million obligation, and asserted claims against the vendor totaling over $11.0 million. The Company has entered into a settlement agreement with the vendor with respect to all claims between the vendor and the Company. Under the terms of the agreement, the Company is obligated to pay the vendor $500,000, payable $100,000 immediately, $100,000 upon the earlier of the receipt of financing by the Company equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005.

Notes Payable

Notes payable, as of June 30, 2004 and December 31, 2003 consisted of the following:

                                                            2004        2003
Discounted convertible note payable (a)                    $  986          --
Note payable - current (b)                                    500          --
Note payable to bank                                           --      $    1
                                                            1,486      $    1
Less current maturities                                     1,336           1
Non-current maturities of promissory notes payable         $  150      $    0
                                                           ======      ======


(a) The Company entered into a series of promissory notes with certain warrant holders who were unable to participate in the Company's Special Warrant Offer, as described below, due to certain exercise limitations in the Series A, Series B, Series C-1, and Series C-2 Warrants. These holders have accepted promissory notes issued by the Company that will be cancelled upon the receipt of stockholder approval to remove the warrant exercise limitations. Upon the receipt of stockholder approval, the warrant holders to whom the promissory notes were issued will tender the promissory notes to the Company in full consideration for the exercise price of their warrants. As a result, there will be no remaining Series A or Series B Warrants outstanding, and Series C-1 Warrants to purchase approximately 0.7 million shares and Series C-2 Warrants to purchase approximately 0.7 million shares will remain outstanding. The Company shall pay interest on the unpaid principal balance of the promissory notes at the rate of 6% per annum.

(b) See deferred contract obligations, above.

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

6.    STOCKHOLDERS' EQUITY

Effective July 19, 2004, the Company effected a one for thirty reverse stock split of its authorized Common Stock, thereby reducing the number of shares of Common Stock from 700 million to 23,333,333 shares, $0.0001 par value (the "Common Stock"). All share and per share information included in this report gives effect to the reverse stock split.

The authorized capital stock includes 2.0 million shares of Preferred Stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement, 1,000,000 shares as Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 10,000 shares as Series C Convertible Preferred Stock (the "Series C Preferred Stock"), and 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock (the "Series D Preferred Stock").

COMMON STOCK

In January 2003, the Company sold 0.7 million shares of Common Stock to an existing stockholder at a per share price of $5.40, for aggregate net proceeds of $307,000.

For the six-month period ended June 30, 2004, 2,160,181 shares of Common Stock were issued upon conversion of the Company's Series C Preferred Stock and approximately 1.4 million shares of Common Stock were issued upon completion of the Special Warrant Offer.

SPECIAL WARRANT OFFER

Under the terms of the special warrant offer (the "Special Warrant Offer"), for a period of 15 days ending June 25, 2004, the Company temporarily lowered the exercise price of its issued and outstanding Series A, B, and C-2 Warrants to $.05 per share. The exercise prices of the Series A, B and C-2 Warrants prior to the Special Warrant Offer, and following its conclusion, are $0.12, $0.20, and $0.18, respectively. In order to exercise the Series C-2 Warrants at the reduced exercise price of $0.05 per share, the holders of these Warrants were required to exercise the same number of Series C-1 Warrants via a cashless exercise provision whereby the holder received one share of the Company's Common Stock for every two Series C-1 Warrants exercised. The participating holders of the Series A and B warrants were allowed to exercise up to one-half of their Warrants at the reduced exercise price of $0.05 per share if they also exercised the remaining half of their Warrants via a cashless exercise provision whereby the holder received one share of the Company's Common Stock for every two Warrants exercised.

In connection with the Special Warrant Offer,  the Company issued  approximately
1.4 million shares of Common Stock in the quarter ended June 30, 2004 and raised working capital of approximately $2.6 million. The Company has an obligation to issue approximately 1.2 million shares to the noteholders, which, as discussed in Note 4, will occur upon stockholder approval to remove certain warrant exercise limitations.

SERIES B CONVERTIBLE PREFERRED STOCK

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $6.00. As of December 31, 2003 and June 30, 2004, there are approximately 108,406 shares of Series B Convertible Preferred Stock outstanding. The following table reflects changes in Series B Preferred Stock during the quarterly period ended June 30, 2004:

                                                                    Shares      Amount
                                                                             (In thousands)
                                                                    -------     -------
Balances as of December 31, 2003
     Preferred Stock accretions to accrete the carrying             108,406     $ 1,361
     value to the redemption value
       Preferred Stock accretions to accrete the carrying value
  to the redemption value                                                --     $   104
                                                                    -------     -------
Balances as of June 30, 2004                                        108,406     $ 1,465
                                                                    =======     =======


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

(c) As of June 30, 2004, outstanding Series B Preferred Stock is convertible into 381,916 shares of Common Stock.

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

Any time after January 31, 2004 and subject to certain limitations, the Company may require the holders of Series B Convertible Preferred Stock to convert all outstanding shares of Series B Convertible Preferred Stock into shares of Common Stock, in accordance with the optional conversion formula, and all of the following conditions are met:

      o Closing bid price of the Common Stock for 10 consecutive trading days prior to delivery of the mandatory conversion Notice equals or exceeds $12.00;

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

SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 4.6 million shares of Common Stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $3.00. As of December 31, 2003 and June 30, 2004, there are approximately 9,942 shares and 6,239 shares, respectively, of Series C Convertible Preferred Stock outstanding. The following table reflects changes in Series C Preferred Stock during the quarterly period ended June 30, 2004:

                                                                     Shares        Amount
                                                                               (In thousands)
                                                                    ---------     ---------
Balances as of December 31, 2003
     Preferred  Stock  accretions to accrete the carrying value         9,942     $     870
     to the redemption value
     Conversion of Series C Preferred Stock into 2,160,181             (3,703)          490)
     shares of Common Stock
     Preferred Stock accretions to accrete the carrying value           1,344
     to the redemption value
                                                                    ---------     ---------
Balances as of June 30, 2004                                            6,239     $   1,724
                                                                    =========     =========


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

(c) As of June 30, 2004, outstanding Series C Preferred Stock is convertible into approximately 3,639,572 shares of Common Stock.

Holders of Series C Convertible Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the first anniversary of their date of issuance and 8% per annum beginning on the second anniversary of their date of issuance. Dividends are payable semi-annually, either in cash or shares of P-Com Common Stock.

Each share of Series C Convertible Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value, plus any accrued and unpaid dividends, divided by an initial conversion price of $3.00. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The conversion price is also subject to adjustment in the event that P-Com makes a dilutive issuance of Common Stock or other securities that are convertible into or exercisable for Common Stock at an effective per share purchase price that is less than the conversion price of the Series C Preferred Stock in effect at the time of the dilutive issuance. The holders of Series C Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series C Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock. In the event a holder is prohibited from converting into Common Stock under this provision due to the 9.999% ownership limitation discussed above, the excess portion of the Series C shall remain outstanding, but shall cease to accrue a dividend.

Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of P-Com 180 days after the effective date of a registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $6.00; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of June 30, 2004, approximately 3,703 shares of Series C Convertible Preferred Stock had been converted into approximately 2,160,181 shares of Common Stock and approximately 6,239 shares of Series C Convertible Preferred Stock remained outstanding and approximately 900,000 of the Series C-1 Warrants and 900,000 of the Series C-2 Warrants had been exercised. The shares of Series C Convertible Preferred Stock that remain outstanding are convertible into approximately 3,639,572 shares of Common Stock, subject to the limitation on conversion described above. The number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Series C-1 and Series C-2 Warrants are subject to adjustment for stock splits, stock dividends and similar transactions and for certain dilutive issuances.

The investors of Series C were issued 233 Series C-1 Warrants and 233 Series C-2 Warrants for every share of Series C purchased. The C-1 Warrant shall have a term of five years and an initial exercise price of $4.50 per warrant, increasing to $5.40 per warrant beginning February 6, 2005. The Series C-2
Warrant shall have a term of five years and an initial exercise price of $5.40 per warrant, increasing to $6.60 per warrant beginning August 6, 2005. Subject to an effective registration statement, beginning twenty-four (24) months after the Effective Date, the Company may redeem the Series C-1 Warrants for $0.03 per Warrant if the Closing Bid Price of the Company's Common Stock is equal to or greater than $10.80 for ten (10) consecutive trading days. Beginning February 6, 2007, the Company may redeem the Series C-2 Warrants for $0.03 per Warrant if the Closing Bid Price of the Company's Common Stock is equal to or greater than $13.20 for ten (10) consecutive trading days. The Conversion Price of the Series C and the Exercise Price of the C-1 and C-2 Warrants shall be subject to adjustment for issuances of Common Stock at a purchase price less than the then-effective Conversion Price or Exercise Price, based on weighted average anti-dilution protection, subject to customary carve-outs.

If P-Com completes a private equity or equity-linked financing (the "New Financing"), the Series C holders may exchange any outstanding Series C at 100% of face value for the securities issued in the New Financing. Such right shall be voided in the event the Company raises $5.0 million of additional equity capital at a price of not less than $3.60 per share.

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

SERIES D CONVERTIBLE PREFERRED STOCK

P-Com has designated 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock. In December 2003, P-Com issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value divided by an initial conversion price of $4.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series D Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock. As of December 31, 2003 and June 30, 2004, there are approximately 2,000 shares of Series D Convertible Preferred Stock outstanding. The following table reflects changes in Series D Preferred Stock during the quarterly period ended June 30, 2004:


                                                                 Amount
                                                    Shares    (In thousands)
                                                    ------    --------------
Balances as of December 31, 2003                     2,000       $2,000
                                                    ------       ------
Balances as of June 30, 2004                         2,000       $2,000
                                                    ======       ======


(a) The Series D Preferred Stock is classified as a mezzanine security, outside of stockholders' equity in the accompanying balance sheet due to the cash redemption provisions noted below. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity.

(b) As of June 30, 2004, outstanding Series D Preferred Stock is convertible into 444,444 shares of Common Stock.

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

7.    ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its point - to - multipoint, and its other legacy product lines. In the second quarter of 2003, the Company recorded a $2.1 million inventory related charge to cost of sales for its point-to-multipoint, Tel-link point-to-point and Air-link spread spectrum inventories. In the second quarter of 2003, the Company continued to reevaluate the carrying value of property and equipment relating to its point-to-multipoint product line that are held for sale. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003. As a result of this adjustment, there is no remaining net book value of property and equipment related to the point-to-multipoint product line.

A summary of inventory reserve activities is as follows:

                                                                   Inventory
                                                                    Reserve
                                                                   --------
Balance at January 1, 2004                                         $ 26,178
Additions charged to Statement of Operations                          1,147
Deductions from reserves                                             (1,797)
                                                                   --------
Balance at June 30, 2004                                           $ 25,528
                                                                   --------

8.    LOSS ON DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, titled "Discontinued Operations" in the Consolidated Statements of Operations for the three-month and six-month period ended June 30, 2004 and 2003.

Summarized results of PCNS are as follows (in thousands):

                              Three Months Ended June 30, Six Months Ended June 30,

                                  2004          2003        2004          2003
                                 -------      -------      -------      -------
Sales                            $    --      $   119      $    --      $ 1,065
                                 -------      -------      -------      -------

Loss from operations             $    --      $  (248)     $    --      $  (702)
Loss on disposition
 of discontinued operations           --       (1,519)         (40)      (2,923)
                                 -------      -------      -------      -------
                                      --       (1,767)         (40)      (3,625)
Provision for income taxes            --           --           --           --
                                 -------      -------      -------      -------
Net profit (loss)                $    --      $(1,767)     $   (40)     $(3,625)
                                 =======      =======      =======      =======


The assets and liabilities of the discontinued operations consisted of the following (in thousands):

                                                         June 30,            December 31,
                                                           2004                 2003
                                                         ---------          ------------
Total assets related to discontinued operations
Cash                                                       $ --                   $ --
Accounts receivable                                          --                     --
Inventory                                                    --                     --
Prepaid expenses and other assets                            --                     --
Property plant and equipment                                 --                     --
Other assets                                                 --
                                                           ----                   ----
                                                           $ --                   $ --
                                                           ====                   ====

Total liabilities related to discontinued operations
Accounts payable                                           $ --                   $183
Other accrued liabilities                                   284                    130
Loan payable to bank                                         --                     --
                                                           ----                   ----
                                                           $284                   $313
                                                           ====                   ====

9.    SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):


                                    Three Months Ended June 30,   Six Months Ended June 30,

                                        2004           2003          2004         2003
                                       -------       -------       -------       -------
North America                          $   582       $   475       $ 1,061       $   759
United Kingdom                           1,485         1,619         3,500         3,196
Europe                                   1,014         1,088         2,414         1,720
Asia                                       573         1,210         1,043         2,816
Latin America and other regions          3,263           573         5,736         1,091
                                       -------       -------       -------       -------
                                       $ 6,917       $ 4,965       $13,754       $ 9,582
                                       =======       =======       =======       =======


During the six-month period ended June 30, 2004 and 2003, four customers accounted for a total of 63% and 53% of our total sales, respectively.

10.   COMPREHENSIVE INCOME (LOSS)

Comprehensive  income (loss) is comprised of the  Company's  reported net income
(loss) and the currency translation adjustment associated with our foreign operations. Comprehensive income (loss) was $5.6 million and $(5.7) million for the three months ended June 30, 2004 and 2003, respectively. Comprehensive income (loss) was $2.3 million and $(16.1) million for the six months ended June 30, 2004 and 2003, respectively.

11.   CONTINGENCIES

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

12.   SALE OF ASSETS

On June 1, 2004, P-Com restructured its Italian operations and sold its Italian facility in Tortona, Italy. As part of the restructuring, P-Com Italia S.p.A. ("P-Com Italia") entered into an Asset Transfer Agreement with Nuove Officine Radio Tortona S.r.l. ("NORT") whereby P-Com Italia sold its facility and certain inventory in Tortona, Italy to NORT for approximately $736,000 (the "Asset Transfer"). In connection with the Asset Transfer, P-Com also entered into a Repair Service Agreement with NORT, pursuant to which P-Com Italia outsourced certain operations to NORT. In connection with the Asset Transfer, P-Com Italia transferred certain of its employees to NORT including all employment liabilities and accruals associated with such employees. P-Com received approximately $829,000 cash from the sale and restructuring and realized a gain of $24,000 in the quarter ended June 30, 2004.


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

Overview. We supply broadband wireless equipment and services for use in telecommunications and enterprise networks. Currently, we sell 2.4 GHz and 5.7 GHz spread spectrum radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, 38 GHz and 50 GHz radio systems. Additionally, prior to May 2003, we offered services, including engineering, furnishing and installation, program management, test and turn-up, and integration of telephone central offices' transmission and DC power systems, microwave, spread spectrum and cellular systems. During the quarter ended March 31, 2003, we decided to exit the services business as part of our strategy to reduce expenses and focus on our product business.


On December 10, 2003, P-Com acquired the Wave Wireless Networking division of SPEEDCOM Wireless Corporation ("SPEEDCOM") and related assets, in consideration for the issuance to SPEEDCOM of 2,116,666 shares of P-Com's Common Stock, and the assumption of certain of its liabilities, including approximately $1.58 million in notes representing loans by P-Com to SPEEDCOM. Wave Wireless Networking ("Wave Wireless") specializes in manufacturing, configuring and delivering custom broadband wireless access networking equipment, including the SPEEDLAN family of wireless Ethernet bridges and routers, for business and residential customers internationally. The acquisition provides P-Com with complementary license - exempt point - to - point and point - to - multipoint wireless access systems for private networks and security and surveillance applications.

While management believes that the worldwide slowdown in the telecommunications equipment industry has subsided, it has yet to show significant signs of recovery. As a result, our product sales have not recovered to levels necessary to achieve profitability, despite an increase in product sales of $2.0 million or 39% in the second quarter of 2004 compared to the same period in the previous year. Although our sales have increased, we continue to be burdened by high operating and other legacy costs. As a result, we continue to focus on reducing our operating and other expenses by, among other things, consolidating our facilities, negotiating lower costs for materials, and outsourcing our product manufacturing. These cost reduction efforts, which include reductions resulting from the Company's exit from its services business, and reductions in personnel, have allowed us to reduce our operating loss by $3.9 million during the second quarter of 2004, or 66% compared to the same period in the previous year. The Company recorded net income of $6.3 million, which is $12.3 million higher than the corresponding period in the previous year. The income reported in the quarter ended June 30, 2004 was principally due to non-cash, non-recurring gains resulting from vendor settlements.


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

Impairments of Goodwill. Goodwill resulting from the purchase of Wave Wireless will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of the Company, as determined using the price of its Common Stock as reported on the OTC Bulletin Board of the NASDAQ, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of P-Com determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition. The Company will perform this test annually, on the first day of the fourth fiscal quarter of each year.

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

At June 30, 2004 and 2003, approximately 69% and 63%, respectively, of trade accounts receivable represent amounts due from four and five customers, respectively.

RESULTS OF OPERATIONS

      Sales. For the three months ended June 30, 2004, total sales were approximately $6.9 million as compared to $5.0 million for the same period in the prior year. For the six months ended June 30, 2004, total sales were approximately $13.8 million as compared to $9.6 million for the same period in the prior year. Despite the increase in revenue in the quarter ended June 30, 2004 compared to the comparable period in 2003, our sales continue to be adversely affected by the continuing capital expenditure control measures implemented by North American and European telecommunication companies, and heightened competition. As a result, a substantial portion of our product sales during the quarter ended June 30, 2004 came from Tel-Link out-of-warranty repair activities, which generated approximately $2.6 million of our sales in the second quarter of 2004, compared to $2.9 million in the comparable period in 2003. During the six months ended June 30, 2004, Tel-Link out-of-warranty repair activities generated approximately $6.1 million of our sales, compared to $5.0 million in the comparable period in 2003.

During the six months ended June 30, 2004, approximately 29% of our sales were to the Latin American market to a single wireless carrier in that market, and 13% of our sales were to the Asia-Pacific Rim areas and the Middle East markets combined. During the same period in 2003, we generated 3% of our sales to the Latin American market and 33% of our sales in the Asia-Pacific Rim and the Middle East combined. The United Kingdom market contributed 25% of the Company's revenue in the six months ended June 30, 2004, compared to 33% in the same period in 2003. Our next largest market is the European continent, which generated approximately 18% of the Company's revenue in the six months ended June 30, 2004 and in the six months ended June 30, 2003. The decrease in sales to the Asia-Pacific Rim areas and the Middle East in the six-month period ended June 30, 2004, compared to the comparable period in 2003 is principally due to a substantial decrease in sales to China. This decrease is primarily attributable to decreased sales to the Company's product reseller in the China market. The Company did not sell any product to this reseller in the second quarter of 2004, and it is currently anticipated that sales to the China market through this product reseller will not return to levels experienced in prior quarters in the near term.

The substantial increase in sales to the Latin American market in the six months ended June 30, 2004 is attributable to sales to a leading wireless carrier in Latin America, which began ordering product from the Company beginning in the third quarter of 2003.

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

      Gross Profit (Loss). Gross profit for the three months ended June 30, 2004 and 2003, was $2.0 million and $0.8 million, respectively, or 29% and 17% of sales in each of the respective quarters. Excluding a $0.4 million inventory charge and a $0.5 million one-time benefit from Tel-Link out-of-warranty repair activities, the gross profit margins for the quarter ended June 30, 2004 would have been 27%. The gross profit margins for the quarter ended June 30, 2004 improved compared to the gross profit margins for the quarter ended June 30, 2003 because of reductions in manufacturing overhead expenses which were partially offset by decreases in the average selling price of point-to-point systems.

Gross profit (loss) for the six months ended June 30, 2004 and 2003 was $3.7 million and ($2.2) million, respectively, or 27% and (23%) of sales in each of the respective quarters. Excluding a $0.4 million inventory charge and a $0.5 million one-time benefit from Tel-Link out-of-warranty repair activities, the gross profit margins for the six months ended June 30, 2004 would have been 26%. Excluding $3.6 million inventory and related charges, gross profit margins for the six months ended June 30, 2003 would have been 15%. The gross profit margins for the six months ended June 30, 2004 improved compared to the gross profit margins for the six months ended June 30, 2003 because of reductions in manufacturing overhead expenses which were partially offset by decreases in the average selling price of point-to-point systems.

The Company's gross margins during the first six months of 2004 also benefited from sales of Wave Wireless products, which sell at a higher gross margin. The Company acquired that product line in the fourth quarter of 2003.

      Research and Development. For the three months ended June 30, 2004 and 2003, research and development ("R&D") expenses were approximately $1.3 million and $1.7 million, respectively. For the six months ended June 30, 2004 and 2003, R&D expenses were approximately $2.5 million and $3.6 million, respectively. As a percentage of sales, research and development expenses were at 18% for the three months ended June 30, 2004, compared to 34% for the three months ended June 30, 2003. The percentage decrease is due to significant expense reduction efforts as mentioned above.

      Selling and Marketing. For the three months ended June 30, 2004 and 2003, sales and marketing expenses were approximately $1.7 million and $0.8 million, respectively. For the six months ended June 30, 2004 and 2003, sales and marketing expenses were approximately $3.2 million and $1.8 million, respectively. The increase in sales and marketing expenses during 2004 is due to headcount additions and other related expenses, principally attributed to the acquisition of Wave Wireless in the fourth quarter of 2004, and higher commissions in light of increased sales. As a percentage of sales, selling and marketing expenses were 25% for the three months ended June 30, 2004, compared to 17% for the three months ended June 30, 2003.

      General and Administrative. For the three months ended June 30, 2004 and 2003, general and administrative expenses were approximately $1.1 million and $1.6 million, respectively. For the six months ended June 30, 2004 and 2003, general and administrative expenses were approximately $2.3 million and $3.2 million, respectively. The decrease in general and administrative expense during 2004 is principally attributable to a realization of savings from cost reduction efforts that continued from 2003 to 2004, including reduced consulting, legal and other professional fees and expenses, and facilities consolidation. As a percentage of sales, general and administrative expenses were 15% for the three months ended June 30, 2004, compared to 31% for the three months ended June 30, 2003. The percentage decrease is due to our success in significantly reducing our expenses throughout the year, as discussed above.

      Asset Impairment and Other Restructuring Charges. In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. When an evaluation occurs, management conducts a probability analysis based on the weighted future undiscounted cash flows associated with the asset. The results are then compared to the asset's carrying amount to determine if impairment is necessary. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line. An impairment charge is recorded if the net cash flows derived from the analysis are less than the asset's carrying value. We deem that the property and equipment is fairly stated if the future undiscounted cash flows exceed its carrying amount.

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

      Interest Expense. For the three months ended June 30, 2004 and 2003, interest expense was $0.09 million and $0.6 million, respectively. For the six months ended June 30, 2004 and 2003, interest expense was $0.2 million and $1.1 million, respectively. Interest expense during 2004 was primarily for interest paid on capital leases. Interest expense during 2003 comprised primarily of interest on the principal amount of our Convertible Notes, interest on our bank line of credit, interest on capital leases and amortization of discount on certain promissory notes.

      Gain on Debt Restructuring. For the three-month period ended June 30, 2004, gain on debt restructuring and other income, net, totaled $8.4 million compared to $2.4 million for the comparable three-month period in 2003. For the six-month period ended June 30, 2004, other income, net, totaled $8.3 million compared to $2.5 million for the corresponding period in 2003. The higher amount in 2004 was due to $7.5 million of gain on a settlement of a deferred contract obligation and a $1.0 million gain on settlements with various vendors in the second quarter of 2004.

      Other Income, Net. For the three-month period ended June 30, 2004, other income, net, totaled $8.4 million compared to an income of $0.9 million for the comparable three-month period in 2003. For the six-month period ended June 30, 2004, other income, net, totaled $8.3 million compared to an income of $1.0 million for the comparable six-month period in 2003. The other income during 2004 was due primarily to a $7.5 million gain from the settlement of a deferred contract obligation, a $1.0 million gain due to settlement of purchase commitments with various vendors, and as a result of a loss due to foreign exchange rates. The other income during 2003 was due primarily to a $0.8 million gain from the sale of property and equipment.

      Provision (Benefit) for Income Taxes. We have not recorded the tax benefit of our net operating losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash Used in Operations. During the six-month period ended June 30, 2004, we used approximately $4.3 million of cash in operating activities, primarily due to a $7.5 million non-cash gain on a deferred contract obligation and a $0.9 million non-cash gain on vendor settlements, which were offset by our net income of $3.9 million, depreciation expenses of $0.8 million, and a $0.1 million non-cash loss related to amortization of warrants. Significant reductions to cash flow resulted from a net increase of $1.6 million in accounts receivable and a net increase of $0.5 million in prepaid and other assets. These were partially offset by a net decrease in inventories of $0.9 million assets and a net increase in other accruals of $0.5 million.

During the six-month period ended June 30, 2003, we used approximately $1.6 million of cash in operating activities, primarily due to our net loss of $16.4 million, offset by a $3.6 million non-cash loss related to inventory and related charges, $3.1 million of property and equipment impairment charges, and depreciation expense of $2.7 million. Significant contributions to cash flow resulted from a net decrease in inventories of $1.8 million, a net decrease in trade receivables of $1.5 million, and a net decrease in prepaid and other current assets of $0.6 million. These were partially offset by a pay down of accounts payable of $0.7 million.

      Cash from Investing Activities. During the six-month period ended June 30, 2004, we generated approximately $0.7 million of cash in investing activities, principally due to the sale of property in Italy for $0.8 million which was offset by $0.1 million related to asset acquisition. During the six-month period ended June 30, 2003, net cash flows used by investing activities were minimal. The Company generated $0.9 million from changes in the net assets of discontinued operations, offset by a $400,000 loan to SPEEDCOM and a $0.6 million increase in restricted cash.

      Cash from Financing Activities. During the six-month period ended June 30, 2004, we generated $2.3 million of cash flows from financing activities, principally due to the receipt of $2.6 million resulting from the exercise of certain warrants in connection with a special warrant offering, and $0.1 million from the sale of certain common stock of SPEEDCOM held by the Company, offset by $0.4 million in payments related to capital lease obligations. During the six-month period ended June 30, 2003, we generated $0.5 million in cash from financing activities, primarily from the issuance of 10% convertible promissory notes (the "Bridge Notes"), which generated net proceeds of approximately $1.7 million, after deducting expenses, and $0.3 million from the issuance of Common Stock, offset by a $1.2 million repayment of borrowings under the Credit Facility and a $0.3 million payment of our capital leases obligations. The Bridge Notes bear interest at 10% per annum, and mature one year from the date of issuance. The Bridge Notes are subordinated to outstanding borrowings under the Credit Facility but are senior to the Convertible Notes. The Company repurchased $2.3 million of the Convertible Notes with excess property and equipment, thereby reducing the Company's obligation under the Convertible Notes to $20.1 million.

We do not have any material commitments for capital equipment other than those capital lease obligations reflected as other accrued liabilities on the
Company's balance sheet. At June 30, 2004, those obligations totaled approximately $2.1 million. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

Commitments and Off Balance Sheet Instruments

Rent expense under operating leases totaled approximately $849,000 for the six months ended June 30, 2004, and the Company expects to incur approximately the same amount during the third and fourth quarters of 2004 under these operating leases. The Company does not have any future non-cancelable lease payments under operating leases.

During 2003 and 2004, the Company entered into several payment plan agreements with vendors and creditors requiring the Company to pay off balances past due, or amounts agreed to between the Company and such vendors or creditors under settlement agreements. At June 30, 2004, the total amount remaining to be paid under those agreements totaled approximately $3.1 million. Of that amount, approximately $2.7 million is scheduled to be paid by December 31, 2004, and the remainder in 2005. Approximately $2.1 million represent capital lease obligations reflected as other accrued liabilities on the Company's balance sheet. The Company does not have available adequate cash resources to satisfy these obligations, and provide cash to finance projected operations during the remainder of 2004. See "Current Liquidity" below for a discussion of management's plan to satisfy the Company's requirements with respect to these obligations, and to provide cash to finance projected operations.

Current Liquidity. As of June 30, 2004, our principal sources of liquidity consisted of borrowing availability under the Credit Facility, and approximately $4.9 million of cash and cash equivalents, compared to approximately $6.2 million in cash and cash equivalents at December 31, 2003. Available borrowings under the Credit Facility at June 30, 2004 were approximately $3.1 million, compared to $3.7 million at December 31, 2003. The Credit Facility expires on September 25, 2004. Management is currently negotiating to renew the Credit Facility.

At June 30, 2004, our total liabilities were approximately $13.4 million, compared to $20.6 million at December 31, 2003. At June 30, 2004 our working capital was approximately $4.9 million, compared to a negative working capital of $2.1 million at December 31, 2003. To address our working capital position and ultimately return P-Com to profitability, management's plan is to seek additional debt or equity capital, continue its focus on increasing sales, settle outstanding obligations, control general and operating expenses, and reduce the cost of goods sold. Considering the uncertainty regarding P-Com's ability to materially increase sales, and given P-Com's deteriorating cash position, P-Com's known and likely cash requirements in 2004 will exceed available cash resources. As a result of this condition, management is currently seeking additional debt or equity financing. P-Com will also be required to borrow from its existing Credit Facility in order to satisfy its liquidity requirements for the remainder of 2004, although available borrowings under the Credit Facility are likely to be inadequate to satisfy P-Com's working capital requirements. The Credit Facility expires on September 25, 2004.

If P-Com fails to (i) renew the Credit Facility; (ii) obtain additional debt or equity financing; (iii) generate sufficient revenues from new and existing products sales; (iv) diversify its customer base; (v) decrease costs of goods sold, and achieve higher operating margins; (vi) refinance the obligation due Agilent Financial Services of approximately $1.7 million due December 1, 2004;
(vii) negotiate agreements to settle outstanding claims; or (viii) otherwise consummate a transaction that improves its liquidity position, the Company will have insufficient capital to continue its operations. Without sufficient capital to fund its operations, P-Com will no longer be able to continue as a going concern. P-Com's independent accountants' opinion on P-Com's consolidated financial statements for the year ended December 31, 2003 included an explanatory paragraph which raises substantial doubt about P-Com's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if P-Com is unable to continue as a going concern.

CERTAIN FACTORS AFFECTING THE COMPANY

OUR CURRENT BUSINESS AND FINANCIAL CONDITION CHALLENGE OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our core business product sales are still significantly below levels necessary to achieve positive cash flow. From inception to June 30, 2004, our aggregate net loss is approximately $360.8 million. Our cash position has declined to $4.9 million at June 30, 2004, and is deteriorating. Although we have positive working capital of $4.9 million as of June 30, 2004, P-Com's known and likely cash requirements in 2004 will exceed available cash resources. Our short-term liquidity could disrupt our supply chain, and result in our inability to manufacture and deliver our products, which would adversely affect our results of operations.

Our independent accountants' opinion on our 2003 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to increase our sales, decrease costs and possibly induce creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We may not accomplish these tasks.

P-COM CANNOT SUSTAIN ITSELF AT THE CURRENTLY DEPRESSED SALES LEVELS.

A continued severe worldwide slowdown in the telecommunications equipment and services sector is affecting us. Our customers, particularly systems operators and integrated system providers, are deferring capital spending and orders to suppliers such as our Company, and in general are not building out any significant additional infrastructure at this time. We do not believe that our core products sales levels can sufficiently recover while an industry-wide slowdown in demand persists. Until product sales levels can sufficiently recover, our business, financial condition and results of operations will continue to be adversely affected. P-Com cannot sustain itself at the currently depressed sales levels, unless it is able to substantially reduce costs, improve gross margins on its sales, or obtain additional debt or equity financing.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH AND HARM OUR BUSINESS OPERATIONS, AND WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event the Company is unable to raise additional debt or equity financing during the next two quarters, or otherwise improve its liquidity position, we will not be able to continue as a going concern. The Company's future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The Company's history of substantial operating losses could also severely limit the Company's ability to raise additional financing. In addition, given the recent price for our Common Stock, if we raise additional funds by issuing equity securities, additional significant dilution to our stockholders could result.

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

For the six-months ended June 30, 2004, sales to four customers accounted for 63% of total sales. The loss of any one of these customers would have an immediate and material effect on P-Com's sales. P-Com's ability to maintain or increase its sales in the future will depend, in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the telecommunications industry and the global economy. P-Com's customer concentration also results in concentration of credit risk. As of June 30, 2004, four customers accounted for 69% of P-Com's total accounts receivable balances.

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

P-COM FACES SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

P-Com faces intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services. These companies include Alcatel Network Systems, Alvarion, Stratex Networks, Ceragon, Ericsson Limited, Fresnel, Harris Corporation-Farinon Division, NEC, Sagem, Nortel, NERA, Nokia Telecommunications, SIAE, Siemens, and Proxim. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com. P-Com faces actual and potential competition not only from these established companies, but also from start - up companies that are developing and marketing new commercial products and services. Some of P-Com's current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with P-Com's products.

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

P-COM'S OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY DETERIORATING GROSS MARGINS.

The intense competition for P-Com's licensed products has resulted in a continued reduction in its average selling prices. These reductions have not been offset by a corresponding decrease in cost of goods sold, resulting in deteriorating gross margins in some of its product lines. These deteriorating gross margins may continue in the short term. Reasons for the decline include the maturation of the systems, the effect of volume price discounts in existing and future contracts and the intensification of competition.

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

As a result of P-Com's current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, China, and Latin America, P-Com faces economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the United States. Approximately 85% of P-Com's sales in the six-month period ending June 30, 2004 were made to customers located outside of the United States. Historically, P-Com's international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for P-Com if it has Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for P-Com on Euro or British pounds sterling denominated sales as its functional currency is in United States dollars. For international sales that P-Com would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make its systems less price-competitive if competitors choose to price in other currencies and could adversely affect its financial condition. P-Com funds its Italian subsidiary's operating expenses, which are denominated in Euros. An increase in the value of Euro currency, if not hedged relative to the United States dollar, could result in more costly funding for P-Com's Italian operations, and as a result, higher cost of production to it as a whole. Conversely, a decrease in the value of Euro currency will result in cost savings for P-Com.

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

      o terrorist activities and the consequences of future geopolitical events, which may adversely affect the markets in which we operate and our ability to insure against these risks;

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

In many cases, local regulatory authorities own or strictly regulate international telephone companies. Established relationships between government-owned or government-controlled telephone companies and their traditional indigenous suppliers of telecommunications often limit access to these markets. The successful expansion of P-Com's international operations in some markets will depend on its ability to locate, form and maintain strong relationships with established companies providing communication services and equipment in designated regions. The failure to establish these regional or local relationships or to successfully market or sell P-Com's products in specific international markets could limit our ability to compete in today's highly competitive local markets for broadband wireless equipment.

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

THE SPEEDCOM ACQUISITION WILL CONTINUE TO RESULT IN SIGNIFICANT COSTS TO P-COM.

P-Com assumed approximately $630,000 in accounts payable and assumed certain other liabilities in connection with the SPEEDCOM Acquisition. These liabilities are expected to continue to affect P-Com's financial condition in the short-term.

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

P-Com has traditionally relied on debt and equity financings to meet its working capital needs including the issuances of Series B Convertible Preferred Stock in August 2003 and Series C Convertible Preferred Stock in October and December 2003. When the shares of Common Stock that are issuable upon conversion of these securities are subsequently sold in the public market, the trading price of P-Com Common Stock may be negatively affected. As of June 30, 2004, the last reported sale price of P-Com common stock was $1.23 (after giving effect to the 1-for-30 reverse stock split implemented on July 19, 2004). Future sales of P-Com's Common Stock, particularly shares issued upon the exercise or conversion of outstanding or newly issued securities upon exercise of its outstanding options, could have a significant negative effect on the market price of P-Com's Common Stock. If the market price of P-Com Common Stock continues to decrease, P-Com may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

THE CONVERSION OR EXERCISE OF P-COM'S OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON P-COM'S EXISTING STOCKHOLDERS.

In March, May and July 2003, P-Com issued warrants to purchase approximately 293,333 shares of its Common Stock. In August 2003, P-Com's remaining 7% Convertible Subordinated Notes due 2005 were converted into approximately one million shares of Series B Convertible Preferred Stock, of which approximately 891,594 shares were converted into approximately 3.1 million shares of Common Stock in December 2003. The remaining outstanding shares of Series B Convertible Preferred Stock are convertible into approximately 381,916 million shares of P-Com Common Stock.

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock together with warrants to purchase approximately
4.64 million shares of Common Stock. These shares of Series C Convertible Preferred Stock are convertible into approximately 5.8 million shares of Common Stock. In December 2003, P-Com issued 2,000 shares of Series D Convertible Preferred Stock, which, in turn, are convertible into approximately 444,444 million shares of Common Stock. Although the conversion or exercise of these securities is subject to limitations that prevent any single holder from holding more than 4.999% or 9.999%, as the case may be, of P-Com's outstanding Common Stock, the conversion or exercise of these securities will nevertheless result in substantial dilution to P-Com's existing stockholders.

In December 2003, P-Com also issued 2,116,667 shares of its Common Stock in connection with the SPEEDCOM Acquisition. This issuance resulted in substantial dilution to P-Com's existing stockholders.

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

P-Com is authorized to issue a total of 23,333,333 million shares of Common Stock. In addition, P-Com is required to reserve shares of Common Stock for issuance upon conversion or exercise of P-Com's outstanding convertible securities. P-Com has also reserved shares of Common Stock for issuance under its 1995 Stock Option/Stock Issuance Plan. As a result, P-Com will have little or no flexibility to act in the future with respect to financing programs, acquisitions, forward stock splits and other corporate purposes without the delay and expense involved in obtaining stockholder approval each time an opportunity requiring the issuance of shares of Common Stock arises. Such a delay could cause P-Com to lose the opportunity to pursue one or more of these transactions. Moreover, P-Com's stockholders may refuse to grant the necessary approval.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and U.S. dollars. The functional currencies of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at June 30, 2004, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended June 30, 2004, the Company's management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

      On April 4, 2003, Christine Schubert, Chapter 7 Trustee for Winstar Communications, Inc. et al, filed a Motion to Avoid and Recover Transfers Pursuant to 11 U.S.C. Sections 547 and 550, in the United States Bankruptcy Court for the District of Delaware and served the Summons and Notice on July 22, 2003. The amount of the alleged preferential transfers to P-Com is approximately $13.7 million. P-Com filed a response to the Motion that the payments made by Winstar Communications, Inc. are not voidable preference payments under the United States Bankruptcy Code. The Bankruptcy Court, P-Com and Winstar have agreed to settle all preference claims for $100,000. P-Com satisfied its obligations under the settlement agreement on July 13, 2004.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 19, 2004, we effected a 1-for-30 reverse stock split of our outstanding Common Stock, for which we had received stockholder approval at our annual meeting of stockholders held on December 2, 2003. As a result of the reverse stock split, each outstanding share of Common Stock automatically converted into one-thirtieth of a share of Common Stock, with the par value of each share of Common Stock remaining at one hundreth of one cent ($.0001) per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            3.1   Certificate   of   Amendment   of  Restated   Certificate   of
                  Incorporation of P-Com, Inc. filed with the Secretary of State of the State of Delaware on July 15, 2004.

            3.2   Restated Certificate of Incorporation of P-Com, Inc.

            10.1  Performance-based   Compensation  Plan  dated  June  25,  2004
                  between P-Com, Inc. and Sam Smookler.

            10.2 Form of Promissory Note, each dated as of June 16, 2003, issued by P-Com to each of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and SDS Merchant Fund LP.

            10.3 Form of Promissory Note, each dated as of June 16, 2003, issued by P-Com to each of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and SDS Merchant Fund LP.

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

      (b)   Reports on Form 8-K

            On June 29, 2004, we filed a Form 8-K current report announcing the consummation of a special warrant offer to holders of the Company's existing Series A, Series B, Series C-1 and Series C-2 warrants, resulting in proceeds to the Company of approximately $2.3 million.

            On June 15, 2004, we filed a Form 8-K current report announcing the restructuring of the Company's Italian operations conducted by P-Com Italia S.p.A.

            On April 30, 2004, we filed a Form 8-K current report reporting the Company's financial results for the first quarter ended March 31, 2004.

            On April 22, 2004, we filed a Form 8-K current report to announce the time and call-in information of the earnings conference call for the first quarter ended March 31, 2004 and announcing revenue achieved for the first quarter ended March 31, 2004.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         P-COM, INC.


         By:  /s/ Sam Smookler
              -------------------
         Sam Smookler
         President
         and Chief Executive Officer
         (Duly Authorized Officer)


Date:    August 16, 2004

         By:  /s/ Daniel W. Rumsey
              --------------------
         Daniel W. Rumsey
         Interim Chief Financial Officer
         (Principal Financial Officer)


Date:    August 16, 2004

                                  EXHIBIT INDEX


            3.1   Certificate   of   Amendment   of  Restated   Certificate   of
                  Incorporation of P-Com, Inc. filed with the Secretary of State of the State of Delaware on July 15, 2004.

            3.2   Restated Certificate of Incorporation of P-Com, Inc.

            10.1  Performance-based   Compensation  Plan  dated  June  25,  2004
                  between P-Com, Inc. and Sam Smookler.

            10.2 Form of Promissory Note, each dated as of June 16, 2003, issued by P-Com to each of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and SDS Merchant Fund LP.

            10.3 Form of Promissory Note, each dated as of June 16, 2003, issued by P-Com to each of North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, North Sound Legacy International Ltd. and SDS Merchant Fund LP.

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