Form 10-Q
period 2004-09-30
P COM INC
filed 2004-11-12
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004.

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

As of November 1, 2004 there were 11,796,669 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share. Effective March 10, 2003, the Registrant's Common Stock was delisted from the NASDAQ Small Cap Market and commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.

This quarterly report on Form 10-Q consists of 36 pages of which this is page 1. The Exhibit Index appears on page 36.

                                   P-COM, INC.

                                TABLE OF CONTENTS

                                                                           Page
PART I.       Financial Information                                       Number
                                                                          ------

   Item 1     Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 2004
              and December 31, 2003.........................................   3

              Condensed Consolidated Statements of Operations for the
              three and nine months ended September 30, 2004 and 2003.......   4

              Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2004 and 2003......................   5

              Notes to Condensed Consolidated Financial Statements  ........   7

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations  ........................   19

   Item 3     Quantitative and Qualitative Disclosure about Market Risk ...   32

   Item 4     Controls and Procedures......................................   32

PART II.      Other Information

   Item 1     Legal Proceedings  ..........................................   32

   Item 2     Changes in Securities  ......................................   33

   Item 6     Exhibits and Reports on Form 8-K  ...........................   33

Signatures    .............................................................   35

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, unaudited)

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2004              2003
                                                         ---------        ---------
ASSETS
Current assets:
   Cash and cash equivalents                             $   3,731        $   6,185
   Accounts receivable, net                                  4,680            4,801
   Inventory                                                 4,135            5,258
   Prepaid expenses and other assets                         2,235            2,256
                                                         ---------        ---------
      Total current assets                                  14,781           18,500
Property and equipment, net                                  1,928            3,807
Goodwill                                                    11,991           11,981
Others Assets                                                  341              277
                                                         ---------        ---------
Total  Assets                                            $  29,041        $  34,565
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $   3,665        $   4,035
   Other accrued liabilities                                 6,326            8,226
   Notes payable and current maturities of long-term
      debt                                                   2,793                1
   Deferred contract obligations                                --            8,000
   Liabilities of discontinued operations                      269              313
                                                         ---------        ---------
      Total current liabilities                             13,053           20,575
                                                         ---------        ---------

Long-Term Liabilities:
   Long-term debt                                              150                6
                                                         ---------        ---------
      Total long term  liabilities                             150                6
                                                         ---------        ---------
      Total liabilities                                     13,203           20,581
                                                         ---------        ---------

Series B Preferred Stock                                     1,517            1,361
Series C Preferred Stock                                     2,332              870
Series D Preferred Stock                                     2,000            2,000
                                                         ---------        ---------
      Total Preferred Stock                                  5,849            4,231
                                                         ---------        ---------

Stockholders' equity:
   Common Stock                                                 35               20
   Treasury Stock                                              (74)             (74)
   Additional paid-in capital                              375,162          373,186
   Accumulated deficit                                    (364,871)        (363,173)
   Accumulated other comprehensive loss                       (263)            (206)
                                                         ---------        ---------
      Total Stockholders ' equity                            9,989            9,753
                                                         ---------        ---------
Total liabilities and stockholders' equity               $  29,041        $  34,565
                                                         =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER  30,
                                                   2004          2003        2004         2003
                                                 ---------------------     ---------------------
Sales                                            $  6,143     $  5,569     $ 19,897     $ 15,151

Cost of sales                                       4,986        4,431       15,009       16,181
                                                 --------     --------     --------     --------
Gross profit (loss)                                 1,157        1,138        4,888       (1,030)
                                                 --------     --------     --------     --------
Gross margin                                           19%          20%          25%          -7%

Operating expenses:
   Research and development/engineering             1,310        1,180        3,825        4,805
   Selling and marketing                            2,003          883        5,188        2,645
   General and administrative                       1,130        1,154        3,383        4,303
   Asset impairment and restructuring
      charges                                          --          350           --        3,712
                                                 --------     --------     --------     --------
      Total operating expenses                      4,443        3,567       12,396       15,465
                                                 --------     --------     --------     --------

      Operating expense as a percentage
         of sales                                      72%          64%          62%         102%

Operating loss                                     (3,286)      (2,429)      (7,508)     (16,495)

Interest expense                                     (142)        (501)        (304)      (1,625)

Gain on debt extinguishment                            --        8,762           --       10,262

Other income (expense), net                           (10)       2,201        8,286        3,117
                                                 --------     --------     --------     --------

Income (loss) from continuing operations           (3,438)       8,033          474       (4,741)
Income (loss) from discontinued operations             --        1,367          (40)      (2,258)
                                                 --------     --------     --------     --------
Net income (loss)                                  (3,438)       9,400          434       (6,999)
Accretion to increase preferred stock to
   redemption values                                 (683)          --       (2,132)          --
                                                 --------     --------     --------     --------
Income (loss) applicable to common
   stockholders                                  $ (4,121)    $  9,400     $ (1,698)    $ (6,999)
                                                 ========     ========     ========     ========

Basic income (loss) per common share:
      Income (loss) from continuing
         operations                              $  (0.27)    $   5.68     $  (0.16)    $  (3.57)
      Income (loss) from discontinued
         operations                                    --         0.97           --        (1.69)
                                                 --------     --------     --------     --------
Basic income (loss) per share applicable to
   common stockholders                           $  (0.27)    $   6.65     $  (0.16)    $  (5.26)
                                                 ========     ========     ========     ========
Diluted income (loss) per common share:
      Income (loss) from continuing
         operations                              $  (0.27)    $   1.61     $  (0.16)    $  (3.57)
      Income (loss) from discontinued
         operations                                    --         0.27           --        (1.69)
                                                 --------     --------     --------     --------
Diluted income (loss) per share applicable
   to common stockholders                        $  (0.27)    $   1.88     $  (0.16)    $  (5.26)
                                                 ========     ========     ========     ========

Shares used in basic income (loss) per share       15,358        1,413       10,842        1,329
                                                 ========     ========     ========     ========

Shares used in diluted income (loss) per share     15,358        4,992       10,842        1,329
                                                 ========     ========     ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                     NINE MONTHS ENDED SEPT 30,
                                                         2004        2003
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income
(loss)                                                 $    434    $ (6,999)
Adjustments to reconcile net income (loss) to net
cash
used in operating activities:
   Loss on discontinued operations                           40       2,258
   Depreciation                                           1,158       3,382
   (Gain) Loss on disposal of property and equipment         73        (627)
   Amortization of warrants                                 115          --
   Inventory valuation and other                             --       3,734
      charge
   Asset impairment charges                                  --       3,108
   Amortization of discount on promissory notes              --         270
   Gain on settlement of contract                        (7,500)         --
   Stock compensation expense                                --         771
   Gain on redemption of convertible notes                   --     (10,262)
   Gain on vendor settlement                               (964)     (2,060)
   Write-off of notes receivable                             --         100
Changes in assets and liabilities:
   Accounts receivable                                      121         279
   Inventory                                              1,114       4,113
   Prepaid expenses and other assets                       (313)      2,185
   Accounts payable                                        (412)     (2,104)
   Other accrued liabilities                               (527)      1,613
                                                       --------    --------
      Net cash provided by (used) in operating
         activities                                      (6,661)       (239)
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan to Speedcom                                          --      (1,100)
   Acquisition of property and equipment                   (203)       (142)
   (Increase) Decrease in restricted cash                    --         390
   Net asset of discontinued operation                       --        (907)
   Sale of property                                         829          --
                                                       --------    --------
      Net cash provided by (used in) investing
         activities                                         626      (1,759)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net                   --         307
   (Repayment of) Proceeds from bank loan                 1,457        (688)
   Proceeds from convertible promissory note                 --       2,639
   Payments under capital lease obligations                (563)        (43)
   Proceeds from sale of SPEEDCOM common stock              100          --
   Proceeds from special warrant offer                    2,589          --
                                                       --------    --------
      Net cash used in financing activities               3,583       2,215
                                                       --------    --------

Effect of exchange rate changes on cash                      (2)         27
                                                       --------    --------
Net increase (decrease) in cash and cash equivalents     (2,454)        244

Cash and cash equivalents at beginning of the period      6,185         861
                                                       --------    --------

Cash and cash equivalents at end of the period         $  3,731    $  1,105
                                                       ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                   (CONTINUED)

                                                     NINE MONTHS ENDED SEPT 30,
                                                         2004        2003
                                                       --------    --------

Supplemental cash flow disclosures:

Cash paid for interest                                 $    303    $    174
                                                       --------    --------

Non-cash investing and financing activities:

Issuance of Common Stock for consulting
   services                                            $     --    $    450
                                                       --------    --------

Issuance of Common Stock for vendor
   payments                                            $     --    $    360
                                                       --------    --------

Redemption of 7% convertible by issuance
   of common stock                                     $     --    $ 20,090
                                                       --------    --------

Redemption of convertible notes in exchange for
   property and equipment                              $     --    $  2,300
                                                       --------    --------

Treasury stock acquired in exchange for
   property and equipment                              $     --    $     74
                                                       --------    --------

Conversion of Series C preferred stock into
   common stock                                        $    521    $     --
                                                       --------    --------
Issuance of notes payable to settle deferred
   contract obligations                                $    500    $     --
                                                       --------    --------

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of September 30, 2004, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2003 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

Effective July 19, 2004, the Company affected a one for thirty reverse stock split of its Common Stock. All Common Stock numbers in the footnotes to the unaudited consolidated financial statements and this Form 10-Q reflect the implementation of the reverse stock split.

LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the nine-month period ended September 30, 2004, the Company used $6.7 million cash in its operating activities. At September 30, 2004, the Company had approximately $3.7 million in cash and cash equivalents, and working capital of approximately $1.7 million. The Company's deteriorating cash position relative to projected future cash requirements, raise substantial doubt about the Company's ability to continue as a going concern.

On November 3, 2004, the Company entered into a Note and Warrant Purchase Agreement with an investor to provide up to $5.0 million in debt financing to the Company (the "Debenture Financing"). See Note 12. The first tranche, of $3.3 million, is expected to close on or before November 15, 2004, and the second tranche, of $1.7 million, is anticipated to close on or before December 31, 2004, subject to the satisfaction of certain conditions, including the restructuring of an obligation due Agilent Financial Services, Inc. of approximately $1.7 million due December 1, 2004 (the "Agilent Note"). The proceeds from the Debenture Financing are expected to satisfy the Company's liquidity requirements through the first quarter of 2005. No assurances can be given that the conditions to closing the Debenture Financing will be satisfied, or that additional financing will be available to P-Com on acceptable terms, or at all.

To address its working capital needs, management is also evaluating options to consolidate, seek a strategic partner or engage in some other corporate transaction. If the Company is unsuccessful in its plans to: (i) obtain additional debt or equity financing; (ii) generate sufficient revenues from new and existing products sales; (iii) diversify its customer base; (iv) decrease costs of goods sold, and achieve higher operating margins; (v) restructure the Agilent Note; (vi) negotiate agreements to settle outstanding claims; or (vii) otherwise consummate a transaction that improves its liquidity position, the Company will have insufficient capital to continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2. NET INCOME (LOSS) PER COMMON SHARE

For purposes of computing diluted net income per share in the three and nine months ended September 30, 2004 and the nine months ended September 30, 20003, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are non-dilutive. In the three months ended September 30, 2003, all options, warrants, and convertible notes that are dilutive are included in the computation of diluted net loss per share .

The following table sets forth the computation of basic and diluted earnings per share: (In thousands, except per share date, unaudited)

                                                   Three months   Three months   Nine months    Nine months
                                                      ended          ended          ended          ended
                                                  Sept 30, 2004  Sept 30, 2003  Sept 30, 2004  Sept 30, 2003
                                                    --------       --------      --------       --------
Numerator:
   Income(loss) from continuing operations          $ (3,438)      $  8,033      $    474       $ (4,741)
   Income(loss) from discontinued operations              --          1,367           (40)        (2,258)
                                                    --------       --------      --------       --------
   Net income(loss)                                   (3,438)         9,400           434         (6,999)
   Preferred Stock accretion                            (683)            --        (2,132)            --
                                                    --------       --------      --------       --------
   Numerator for basic earnings per share
   -income(loss) available to common stockholders     (4,121)         9,400        (1,698)        (6,999)

Effect of dilutive securities:
  Preferred stock accretion                              683             --         2,132             --
   6% convertible warrants-interest                       18             --            21             --

   Numerator for diluted earnings per share
   -income(loss) available to common stockholders
   after assumed conversions                        $ (4,121)      $  9,400      $  1,698       $ (6,999)

Denominator
   Denominator for basic earnings per share
   -weighted average shares                           15,358          1,413        10,842          1,329
                                                    --------       --------      --------       --------

Effect of dilutive securities:
   Warrants                                               --            230            --             --
   Convertible Preferred Stock                            --          3,349            --             --
   Convertible promissory notes                           --             --            --             --
                                                    --------       --------      --------       --------

Dilutive potentional common shares                        --          3,579            --             --
   Denominator for diluted earnings per share
   -adjusted weighted -average shares and assumed
   conversions                                        15,538          4,992        10,842          1,329
                                                    ========       ========      ========       ========

Basic earnings per share                            $  (0.27)      $   6.65      $  (0.16)      $  (5.26)
                                                    ========       ========      ========       ========

Diluted earnings per share                          $  (0.27)      $   1.88      $  (0.16)      $  (5.26)
                                                    ========       ========      ========       ========

3. BORROWING ARRANGEMENTS

On September 17, 2004, the Company renewed its credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank") through September 17, 2005. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of September 30, 2004, the Company had borrowed $1,458,000 under the Credit Facility. No amounts were borrowed under the Credit Facility as of December 31, 2003.

The Company has an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. As of September 30, 2004, no amounts were outstanding under this line.

4. BALANCE SHEET COMPONENTS

INVENTORY

Inventory consists of the following (in thousands of dollars, unaudited):

                                         September 30,       December 31,
                                             2004                2003
                                         -------------       ------------

Raw materials                                   $  365             $3,219
Work-in-process                                    554              1,682
Finished goods                                   3,216                277
Inventory at customer sites                         --                 80
                                         -------------       ------------
                                                $4,135             $5,258
                                         =============       ============

OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands, unaudited):

                                         September 30,       December 31,
                                             2004                2003
                                         -------------       ------------

Purchase commitment (a)                         $  278             $1,238
Accrued warranty (b)                               931              1,110
Accrued employee compensation                    1,088              1,092
Value added tax payable                            214                129
Customer advances                                  361                468
Lease obligations                                1,778              2,335
Accrued rent                                       427                497
Deferred revenue                                   214                243
Other                                            1,035              1,114
                                         -------------       ------------
                                                $6,326             $8,226
                                         =============       ============

a) During the six-month period ended June 30, 2004, the Company settled an outstanding disputed purchase commitment amounting to approximately $0.9 million for no cash or other consideration. The associated reduction of this liability is included as a reduction of cost of sales.

b) A summary of product warranty reserve activity for the nine-month period ended September 30, 2004 is as follows:

Balance at January 1, 2004                                       $ 1,110
Additions relating to products sold                                  353
Payments                                                            (532)
                                                                 -------
Balance at September 30, 2004                                    $   931
                                                                 =======

c) A summary of product warranty reserve activity for the nine-month period ended September 30, 2003 is as follows:

Balance at January 1, 2003                                       $   936
Additions relating to products sold                                  300
Payments                                                            (344)
                                                                 -------
   Balance at September 30, 2003                                 $   892
                                                                 =======

DEFERRED CONTRACT OBLIGATIONS

In connection with a Joint Development and License Agreement ("JDL"), the Company entered into an Original Equipment Manufacturer Agreement ("OEM") with a vendor. Under the OEM, the Company agreed to pay the vendor $8.0 million for the vendor's marketing efforts for Company products manufactured under the JDL. The Company disputed any claims by the vendor with respect to the $8.0 million obligation, and asserted claims against the vendor totaling over $11.0 million. The Company entered into a settlement agreement with the vendor with respect to all claims between the vendor and the Company. Under the terms of the agreement, the Company is obligated to pay the vendor $500,000, of which it paid $100,000 on October 1, 2004. The Company is obligated to pay an additional $100,000 upon the earlier of the receipt of financing by the Company equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005.

NOTES PAYABLE

Notes payable, as of September 30, 2004 and December 31, 2003 consisted of the following:

                                                            2004        2003
                                                           ------      ------
Discounted convertible note payable (a)                    $  986          --
Note payable - current (b)                                    500          --
Note payable to bank                                        1,457           1
                                                           ------      ------
                                                            2,943           1
Less current maturities                                     2,793           1
                                                           ------      ------
Non-current maturities of promissory notes payable         $  150      $    0
                                                           ======      ======

(a) The Company entered into a series of promissory notes with certain warrant holders who were unable to participate in the Company's Special Warrant Offer, as described below, due to certain exercise limitations in the Series A, Series B, Series C-1, and Series C-2 Warrants. These holders accepted promissory notes issued by the Company that, while outstanding on September 30, 2004, were cancelled following receipt of stockholder approval to remove the warrant exercise limitations at the Company's annual meeting of stockholders held on October 8, 2004. The warrant holders to whom the promissory notes were issued tendered the promissory notes to the Company in full consideration for the exercise price of their warrants. As a result, there are no remaining Series A or Series B Warrants outstanding, and Series C-1 Warrants to purchase approximately
      0.7 million shares and Series C-2 Warrants to purchase approximately 0.7 million shares remain outstanding.

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

6. STOCKHOLDERS' EQUITY

Effective July 19, 2004, the Company effected a one for thirty reverse stock split of its authorized Common Stock, thereby reducing the number of shares of Common Stock from 700 million to 23,333,333 shares, $0.0001 par value (the "Common Stock"). All share and per share information included in this report gives effect to the reverse stock split. On October 8, 2004, shareholders approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized capital stock to 37.0 million shares, of which 35.0 million are designated Common Stock.

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

COMMON STOCK

In January 2003, the Company sold 0.7 million shares of Common Stock to an existing stockholder at a per share price of $5.40, for aggregate net proceeds of $307,000. For the nine-month period ended September 30, 2004, 2,247,289 shares of Common Stock were issued upon conversion of the Company's Series C Preferred Stock and approximately 1.4 million shares of Common Stock were issued upon completion of the Special Warrant Offer.

SPECIAL WARRANT OFFER

Under the terms of the special warrant offer (the "Special Warrant Offer"), for a period of 15 days ending June 25, 2004, the Company temporarily lowered the exercise price of its issued and outstanding Series A, B, and C-2 Warrants to $1.50 per share. The exercise prices of the Series A, B and C-2 Warrants prior to the Special Warrant Offer, and following its conclusion, are $3.60, $6.00, and $5.40, respectively. In order to exercise the Series C-2 Warrants at the reduced exercise price of $1.50 per share, the holders of these Warrants were required to exercise the same number of Series C-1 Warrants via a cashless exercise provision whereby the holder received one share of the Company's Common Stock for every two Series C-1 Warrants exercised. The participating holders of the Series A and B warrants were allowed to exercise up to one-half of their Warrants at the reduced exercise price of $0.05 per share if they also exercised the remaining half of their Warrants via a cashless exercise provision whereby the holder received one share of the Company's Common Stock for every two Warrants exercised.

In connection with the Special Warrant Offer, the Company issued approximately
1.4 million shares of Common Stock in the nine month period ended September 30, 2004 and raised working capital of approximately $2.6 million. On October 8, 2004, the Company issued an additional approximately 1.2 million shares in connection with the Special Warrant Offer, as discussed in Note 4.

SERIES B CONVERTIBLE PREFERRED STOCK

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $6.00. As of December 31, 2003 and September 30, 2004, there are approximately 108,406 shares of Series B Convertible Preferred Stock outstanding. The following table reflects changes in Series B Preferred Stock during the quarterly period ended September 30, 2004:

                                                         Shares       Amount
                                                                  (In thousands)
                                                        -------      -------
Balances as of December 31, 2003
   Preferred Stock accretions to accrete the carrying
      value to the redemption value                     108,406      $ 1,361
   Preferred Stock accretions to accrete the carrying
      value to the redemption value                          --      $   156
                                                        -------      -------
Balances as of September 30, 2004                       108,406      $ 1,517
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

(c) As of September 30, 2004, outstanding Series B Preferred Stock is convertible into 381,916 shares of Common Stock.

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

SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 4.6 million shares of Common Stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $3.00. As of December 31, 2003 and September 30, 2004, there are approximately 9,942 shares and 6,089 shares, respectively, of Series C Convertible Preferred Stock outstanding. The following table reflects changes in Series C Preferred Stock during the quarterly period ended September 30, 2004:

                                                                    Shares          Amount
                                                                                (In thousands)
                                                                   ---------       ---------
Balances as of December 31, 2003
   Preferred  Stock  accretions to accrete the carrying value          9,942       $     870
     to the redemption value
   Conversion of Series C Preferred Stock into 2,247,288              (3,853)           (521)
     shares of Common Stock
   Preferred Stock accretions to accrete the carrying value
     to the redemption value                                                           1,983
                                                                   ---------       ---------
Balances as of September 30, 2004                                      6,089       $   2,332
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

(c) As of September 30, 2004, outstanding Series C Preferred Stock is convertible into approximately 3,552,456 shares of Common Stock.

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

Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of P-Com 180 days after the effective date of a registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $6.00; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of September 30, 2004, approximately 3,853 shares of Series C Convertible Preferred Stock had been converted into approximately 2,247,289 shares of Common Stock and approximately 6,089 shares of Series C Convertible Preferred Stock remained outstanding and approximately 910,419 of the Series C-1 Warrants and 910,419 of the Series C-2 Warrants had been exercised. The shares of Series C Convertible Preferred Stock that remain outstanding are convertible into approximately 3,552,456 shares of Common Stock, subject to the limitation on conversion described above. The number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Series C-1 and Series C-2 Warrants are subject to adjustment for stock splits, stock dividends and similar transactions and for certain dilutive issuances.

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

SERIES D CONVERTIBLE PREFERRED STOCK

P-Com has designated 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock. In December 2003, P-Com issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value divided by an initial conversion price of $4.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series D Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock. As of December 31, 2003 and September 30, 2004, there are approximately 2,000 shares of Series D Convertible Preferred Stock outstanding. The following table reflects changes in Series D Preferred Stock during the quarterly period ended September 30, 2004:

                                                                 Amount
                                                    Shares    (In thousands)
                                                    ------    --------------
Balances as of December 31, 2003                     2,000       $2,000
                                                    ------       ------
Balances as of September 30, 2004                    2,000       $2,000
                                                    ======       ======

(a) The Series D Preferred Stock is classified as a mezzanine security, outside of stockholders' equity in the accompanying balance sheet due to the cash redemption provisions noted below. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity.

(b) As of September 30, 2004, outstanding Series D Preferred Stock is convertible into 444,444 shares of Common Stock.

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

7. ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its point - to - multipoint, and its other legacy product lines. In the second quarter of 2003, the Company recorded a $2.1 million inventory related charge to cost of sales for its point-to-multipoint, Tel-link point-to-point and Air-link spread spectrum inventories. In the second quarter of 2003, the Company continued to reevaluate the carrying value of property and equipment relating to their point-to-multipoint product lines that are held for sale. The evaluation resulted in a $2.5 million provision for asset impairment in the second quarter of 2003. As a result of this adjustment, there is no remaining net book value of property and equipment related to the point-to-multipoint product line.

A summary of inventory reserve activities is as follows:

                                                                   Inventory
                                                                    Reserve
                                                                   --------
Balance at January 1, 2004                                         $ 26,178
Additions charged to Statement of Operations                          1,152
Deductions from reserves                                             (2,474)
                                                                   --------
Balance at September 30, 2004                                      $ 24,856
                                                                   --------

8. LOSS ON DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, titled "Discontinued Operations" in the Consolidated Statements of Operations for the three-month and nine-month period ended September 30, 2004 and 2003.

Summarized results of PCNS are as follows (in thousands):

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                  2004          2003        2004          2003
                                 -------      -------      -------      -------
Sales                            $    --      $    --      $    --      $ 1,065
                                 -------      -------      -------      -------

Loss from operations             $    --      $    --      $    --      $  (702)
Gain (Loss) on disposition
 of discontinued operations           --        1,367          (40)      (1,556)
                                 -------      -------      -------      -------
                                      --        1,367          (40)      (2,258)
Provision for income taxes            --           --           --           --
                                 -------      -------      -------      -------
Net profit (loss)                $    --      $ 1,367      $   (40)     $(2,258)
                                 =======      =======      =======      =======

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

                                                       September 30,        December 31,
                                                           2004                 2003
                                                         ---------          ------------
Total assets related to discontinued operations
Cash                                                       $ --                   $ --
Accounts receivable                                          --                     --
Inventory                                                    --                     --
Prepaid expenses and other assets                            --                     --
Property plant and equipment                                 --                     --
Other assets                                                 --
                                                           ----                   ----
                                                           $ --                   $ --
                                                           ====                   ====
Total liabilities related to discontinued operations
Accounts payable                                           $183                   $183
Other accrued liabilities                                    86                    130
Loan payable to bank                                         --                     --
                                                           ----                   ----
                                                           $269                   $313
                                                           ====                   ====

9. SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

                                         Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                         2004           2003          2004         2003
                                       -------       -------       -------       -------
North America                          $   834       $   474       $ 1,897       $ 1,233
United Kingdom                           1,190         1,902         4,691         5,098
Europe                                   1,181           984         3,596         2,704
Asia                                       388         1,455         1,431         4,271
Latin America and other regions          2,550           754         8,282         1,845
                                       -------       -------       -------       -------
                                       $ 6,143       $ 5,569       $19,897       $15,151
                                       =======       =======       =======       =======

During the nine-month period ended September 30, 2004 and 2003, four customers accounted for a total of 67% and 56% of our total sales, respectively.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the Company's reported net income
(loss) and the currency translation adjustment associated with our foreign operations. Comprehensive income (loss) was $(4.0) million and $9.6 million for the three months ended September 30, 2004 and 2003, respectively. Comprehensive income (loss) was $(1.7) million and $(6.5) million for the nine months ended September 30, 2004 and 2003, respectively.

11. CONTINGENCIES

In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of the claims made by the consultants. P-Com believes that the claims are without merit and will ultimately be rejected. However, while not probable in management's opinion, there is a possibility that all or some portion of the claim will be allowed to proceed.

Under the terms of an agreement entered into in April of 2002, as amended from time to time between the Company and George P. Roberts, the Company's Chairman and former Chief Executive Officer, Mr. Roberts agreed to take a portion of his salary in the form of Common Stock of the Company. To date, no shares have been issued to Mr. Roberts and the Company and Mr. Roberts are currently in discussions regarding to the number of shares issuable to him under the terms of the agreement. Any amounts that may be due Mr. Roberts, whether owing in Common Stock or otherwise, have not been accrued on the Company's financial statements pending agreement of the number of shares to be issued Mr. Roberts. Had shares been issued pursuant to the agreement, Mr. Roberts would have received approximately 150,000 shares of Common Stock of the Company.

12. SUBSEQUENT EVENTS

DEBENTURE FINANCING

On November 3, 2004, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with a purchaser ("Purchaser") whereby the Purchaser has agreed to purchase debentures from the Company in the aggregate principal amount of up to $5,000,000 (the "Notes"). In addition, the Company has agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's Common Stock (the "Warrants"). The Warrants will have an initial exercise price of $1.50 and a term of five years. The Notes and Warrants shall be issued in two closings. The first closing shall take place on or before November 15, 2004, and shall consist of $3,300,000 principal amount of Notes. The second closing shall take place no later than December 30, 2004, and shall consist of $1,700,000 principal amount of Notes. For the period beginning on the first closing and ending on the second closing, the Company has agreed has agreed not to pay more than $250,000 in proceeds from the first closing to satisfy the indebtedness owed to Agilent Financial Services, Inc. ("Agilent") among other conditions. The second closing is conditioned on the Company entering into an agreement with Agilent limiting the remaining payments to Agilent to no more than $100,000 per month over a period of sixteen months following the second closing.

The Notes are payable in eight equal quarterly installments. The Notes shall bear interest at an interest rate equal to seven percent (7%) per annum, increasing to eight percent (8%) on July 1, 2005, and ten percent (10%) on April 1, 2006 through the maturity date. The principal and interest payments due may be paid in either shares of the Company's Common Stock, cash or a combination of both. The number of shares of Common Stock that may be used to pay the quarterly installments is capped at 6,000,000 shares of Common Stock. The Notes will contain certain provisions that provide for acceleration of payment upon the occurrence of certain events, including, but not limited to, change in control, merger and dissolution.

The Company also entered into a Registration Rights Agreement with the Purchaser, which obligates the Company to register the 6,000,000 shares of Common Stock that may be used to make the quarterly payments and the 800,000 shares of Common Stock issuable upon exercise of the Warrants. The Company is obligated to register such shares with the Securities and Exchange Commission within forty-five (45) days after the first closing.

Upon closure of this financing transaction, the Company will allocate the proceeds received between the Note and the Warrants based upon their relative fair values, which will likely result in discounting the carrying value of the Note for accounting purposes. Following this allocation, the Note discount will be amortized into interest expense over its term using the effective method. Such amortization, while not currently estimable, will cause the effective interest rate on the Note to be higher than the stated rate.

CHINA JOINT VENTURE

On September 23, 2004, P-Com entered into a joint venture agreement (the "JV Agreement") with Nanjing Putian Telecommunications Co., Ltd. ("Nanjing Putian") to form a joint venture in China (the "Joint Venture"). The purpose of the Joint Venture is to establish a sales channel partner for the distribution of P-Com's products in China. Under the terms of the JV Agreement, P-Com's capital contribution to the Joint Venture shall consist of $100,000 cash, and inventory consisting of licensed-exempt product, point-to-point licensed product, and point-to-multipoint licensed product. The Joint Venture is effective upon approval of the Joint Venture by the People's Republic of China. Management anticipates receiving the necessary approvals to form the Joint Venture prior to December 31, 2004.

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

While management believes that the worldwide slowdown in the telecommunications equipment industry has subsided, it has yet to show significant signs of recovery. As a result, our product sales have not recovered to levels necessary to achieve profitability, despite an increase in product sales of $0.6 million or 10% in the third quarter of 2004 compared to the same period in the previous year. Although our sales have increased, average selling prices in many of our product lines continue to decrease, and we continue to be burdened by high operating and other legacy costs. As a result, management is focused on (i) bringing new products to market with substantially lower costs; (ii) continuing to control operating and other legacy costs and expenses; and (iii) seeking opportunities to consolidate, seek a strategic partner or engage in some other corporate transaction that would result in the Company achieving positive cash flow on an accelerated basis.

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

IMPAIRMENT OF LONG-LIVED ASSETS, OTHER THAN GOODWILL. In the event that facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. A $599,000 impairment valuation charge in connection with property and equipment for our point-to-multipoint product line was charged to restructuring charges in the first quarter of 2003, and a further $2.5 million impairment charge for the point-to-multipoint property and equipment was recorded in the second quarter of 2003.

IMPAIRMENTS OF GOODWILL. Goodwill resulting from the purchase of Wave Wireless will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of the Company, as determined using the price of its Common Stock as reported on the OTC Bulletin Board of the NASDAQ, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of P-Com determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition. The Company performs this test annually, on the first day of the fourth fiscal quarter of each year. Currently, no impairments of goodwill are warranted under this methodology.

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

At September 30, 2004 and 2003, approximately 79% and 67%, respectively, of trade accounts receivable represent amounts due from five and four customers, respectively.

RESULTS OF OPERATIONS

      SALES. For the three months ended September 30, 2004, total sales were approximately $6.1 million as compared to $5.6 million for the same period in the prior year. For the nine months ended September 30, 2004, total sales were approximately $19.9 million as compared to $15.2 million for the same period in the prior year. Despite the increase in revenue in the quarter ended September 30, 2004 compared to the comparable period in 2003, our sales continue to be adversely affected by the continuing capital expenditure control measures implemented by North American and European telecommunication companies, and heightened competition. As a result, a substantial portion of our product sales during the quarter ended September 30, 2004 came from Tel-Link out-of-warranty repair activities, which generated approximately $2.5 million of our sales in the third quarter of 2004, compared to $3.0 million in the comparable period in 2003. On December 10, 2003, P-Com acquired the Wave Wireless Networking division of SPEEDCOM Wireless Corporation ("SPEEDCOM") and related assets. During the quarter ended September 30, 2004, sales of SPEEDCOM products were approximately $0.6 million. During the nine months ended September 30, 2004, Tel-Link out-of-warranty repair activities generated approximately $8.6 million of our sales compared to $7.8 million in the comparable period in 2003 and sales of our Encore products increased to approximately $6.2 million compared to $1.4 million in the comparable period in 2003. Sales of SPEEDCOM products were approximately $2.2 million during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, approximately 30% of our sales were to the Latin American market to a single wireless carrier in that market, and 13% of our sales were to the Asia-Pacific Rim areas and the Middle East markets combined. During the same period in 2003, we generated 3% of our sales to the Latin American market and 32% of our sales in the Asia-Pacific Rim and the Middle East combined. The United Kingdom market contributed 24% of the Company's revenue in the nine months ended September 30, 2004, compared to 33% in the same period in 2003. The European continent generated approximately 18% of the Company's revenue in the nine months ended September 30, 2004 and 2003. The decrease in sales to the Asia-Pacific Rim areas and the Middle East in the nine-month period ended September 30, 2004, compared to the comparable period in 2003 is principally due to a substantial decrease in sales to China. This decrease is primarily attributable to decreased sales to the Company's product reseller in the China market. The Company did not sell any product to this reseller in the third quarter of 2004, and it is currently anticipated that sales to the China market through this product reseller will not return to levels experienced in prior quarters. As a result of the formation of a joint venture that the Company formed with Nanjing Putien in September 2004, the Company anticipates that it will incur sales to the China market beginning in the first quarter of 2005.

The substantial increase in sales to the Latin American market in the nine months ended September 30, 2004 is attributable to sales to a leading wireless carrier in Latin America, which began ordering product from the Company beginning in the third quarter of 2003.

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

      GROSS PROFIT (LOSS). Gross profit for the three months ended September 30, 2004 and 2003, was $1.2 million and $1.1 million, respectively, or 19% and 20% of sales in each of the respective quarters.

Gross profit (loss) for the nine months ended September 30, 2004 and 2003 was $4.9 million and ($1.0) million, respectively, or 25% and (7%) of sales in each of the respective quarters. Excluding a $0.4 million inventory charge and a $0.5 million one-time benefit from Tel-Link out-of-warranty repair activities, the gross profit margins for the nine months ended September 30, 2004 would have been 24%. Excluding a $3.6 million inventory and related charges, gross profit margins for the nine months ended September 30, 2003 would have been 17%. The gross profit margins for the nine months ended September 30, 2004 improved compared to the gross profit margins for the nine months ended September 30, 2003 because of reductions in manufacturing overhead expenses which were partially offset by decreases in the average selling price of point-to-point systems.

The Company's gross margins during the first six months of 2004 also benefited from sales of Wave Wireless products, which sell at a higher gross margin. The Company acquired that product line in the fourth quarter of 2003.

      RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2004 and 2003, research and development ("R&D") expenses were approximately $1.3 million and $1.2 million, respectively. For the nine months ended September 30, 2004 and 2003, R&D expenses were approximately $3.8 million and $4.8 million, respectively. As a percentage of sales, R&D expenses were 21% for the three months ended September 30, 2004 and 2003. As a percentage of sales, R&D expenses were 19% for the nine months ended September 30, 2004 and 32% for the nine months ended September 30, 2003. The percentage decrease for the nine months ended September 30, 2004 and 2003 is due to significant expense reduction efforts as mentioned above.

      SELLING AND MARKETING. For the three months ended September 30, 2004 and 2003, sales and marketing expenses were approximately $2.0 million and $0.9 million, respectively. For the nine months ended September 30, 2004 and 2003, sales and marketing expenses were approximately $5.2 million and $2.6 million, respectively. The increase in sales and marketing expenses during 2004 is due to headcount additions and other related expenses, principally attributed to the acquisition of Wave Wireless in the fourth quarter of 2003, higher commissions in light of increased sales, and a non-recurring settlement of a dispute with a reseller paid during the third quarter of 2004. As a percentage of sales, selling and marketing expenses were 33% for the three months ended September 30, 2004, compared to 16% for the three months ended September 30, 2003. As a percentage of sales, selling and marketing expenses were 26% for the nine months ended September 30, 2004, compared to 17% for the nine months ended September 30, 2003.

      GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 2004 and 2003, general and administrative expenses were approximately $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2004 and 2003, general and administrative expenses were approximately $3.4 million and $4.3 million, respectively. The decrease in general and administrative expense during 2004 is principally attributable to a realization of savings from cost reduction efforts that continued from 2003 to 2004, including reduced consulting, legal and other professional fees and expenses, and facilities consolidation. As a percentage of sales, general and administrative expenses were 18% for the three months ended September 30, 2004, compared to 21% for the three months ended September 30, 2003. As a percentage of sales, general and administrative expenses were 17% for the nine months ended September 30, 2004, compared to 28% for the nine months ended September 30, 2003. The percentage decreases are due to our success in significantly reducing our expenses throughout the year, as discussed above.

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

      INTEREST EXPENSE. For the three months ended September 30, 2004 and 2003, interest expense was $0.1 million and $0.5 million, respectively. For the nine months ended September 30, 2004 and 2003, interest expense was $0.3 million and $1.6 million, respectively. Interest expense during 2004 was primarily for interest paid on capital leases. Interest expense during 2003 comprised primarily of interest on the principal amount of our Convertible Notes, interest on our bank line of credit, interest on capital leases and amortization of discount on certain promissory notes.

      GAIN ON DEBT RESTRUCTURING AND OTHER INCOME, NET. For the three-month period ended September 30, 2004, the Company did not record a gain on debt restructuring and other income, compared to $11.0 million for the comparable three-month period in 2003. For the nine-month period ended September 30, 2004, other income, net, totaled $8.3 million compared to $13.4 million for the corresponding period in 2003. The amount for the nine-month period ended September 30, 2004 was due primarily to $7.5 million of gain on a settlement of a deferred contract obligation and a $1.0 million gain on settlements with various vendors in the second quarter of 2004 that were partially offset by $0.3 million of losses due to unfavorable exchange rates. The amount for the corresponding period in 2003 was due primarily to a $10.3 million of gain on redemption of the Convertible Notes, and a $2.1 million of gain from vendor settlements.

      PROVISION (BENEFIT) FOR INCOME TAXES. We have not recorded the tax benefit of our net operating losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

      CASH USED IN OPERATIONS. During the nine-month period ended September 30, 2004, the Company used approximately $6.7 million of cash in operating activities, primarily to fund operating losses.

During the nine-month period ended September 30, 2003, the Company used approximately $0.2 million of cash in operating activities, primarily due to our net loss of $7.0 million, a $10.3 million non-cash gain arising from the redemption of the Convertible Notes, and $2.1 million non-cash gain from vendor settlements. These amounts were offset by a $3.7 million non-cash loss related to inventory and related charges, $3.1 million of property and equipment impairment charges, and depreciation expenses of $3.4 million. Significant contributions to cash flow resulted from a net reduction in inventories of $4.1 million, a net reduction in prepaid and other current assets of $2.2 million, and a net increase of other accruals of $1.6 million. These were partially offset by a reduction of accounts payable of $2.1 million.

      CASH FROM INVESTING ACTIVITIES. During the nine-month period ended September 30, 2004, the Company generated approximately $0.6 million in cash from investing activities, principally due to the sale of property in Italy for $0.8 million which was offset by $0.2 million related to asset acquisition. During the nine-month period ended September 30, 2003, the Company used approximately $1.8 million of cash for investing activities, due principally to the loans to SPEEDCOM of $1.1 million, and $0.9 million arising from changes in the net assets of discontinued operations, offset by a $0.4 million decrease in restricted cash.

      CASH FROM FINANCING ACTIVITIES. During the nine-month period ended September 30, 2004, the Company generated cash of $3.6 million from financing activities, principally due to the receipt of $2.6 million resulting from the exercise of certain warrants in connection with a special warrant offering, borrowing of $1.5 million from the Bank under the Credit Facility, and $0.1 million from the sale of certain common stock of SPEEDCOM held by the Company, offset by $0.6 million in payments related to capital lease obligations. During the nine-month period ended September 30, 2003, the Company generated $2.2 million of cash from financing activities, primarily through the receipt of $2.6 million from bridge financings, and $0.3 million from the receipt of proceeds from the sale of Common Stock. These were offset by payments of $0.7 million to the Bank under the Credit Facility and to lessors under capital leases of the Company.

We do not have any material commitments for capital equipment other than those capital lease obligations reflected as other accrued liabilities on the Company's balance sheet. At September 30, 2004, those obligations totaled approximately $1.8 million, which amount is due and payable in the fourth quarter of 2004. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

COMMITMENTS AND OFF BALANCE SHEET INSTRUMENTS

Rent expense under operating leases totaled approximately $1.3 million for the nine months ended September 30, 2004, and the Company expects to incur rent expense at approximately the same rate during the fourth quarter of 2004 under these operating leases. The Company does not have any future non-cancelable lease payments under operating leases.

During 2003 and 2004, the Company entered into several payment plan agreements with vendors and creditors requiring the Company to pay off balances past due, or amounts agreed to between the Company and such vendors or creditors under settlement agreements. At September 30, 2004, the total amount remaining to be paid under those agreements totaled approximately $2.5 million. Of that amount, approximately $2.0 million is scheduled to be paid by December 31, 2004, and the remainder in 2005. Approximately $1.8 million represents capital lease obligations due Agilent Financial Services, Inc. (the "Agilent Note"), which is reflected as other accrued liabilities on the Company's balance sheet. The Company does not have available adequate cash resources to satisfy the Agilent Note, and provide cash to finance projected operations during the remainder of 2004. While no assurances can be given, the Company is currently negotiating to restructure the Agilent Note. See "Current Liquidity" below for a discussion of management's plan to satisfy the Company's requirements with respect to the Agilent Note and to provide cash to finance projected operations.

CURRENT LIQUIDITY

As of September 30, 2004, our principal sources of liquidity consisted of borrowing availability under the Credit Facility, and approximately $3.7 million of cash and cash equivalents, compared to approximately $6.2 million in cash and cash equivalents at December 31, 2003. Available borrowings under the Credit Facility at September 30, 2004 were approximately $1.5 million, compared to $3.7 million at December 31, 2003. The Credit Facility expires on September 17, 2005.

At September 30, 2004, our total liabilities were approximately $13.2 million, compared to $20.6 million at December 31, 2003. At September 30, 2004 our working capital was approximately $1.7 million, compared to a negative working capital of $2.1 million at December 31, 2003. To address its working capital position, the Company entered into a Note and Warrant Purchase Agreement with an investor to provide up to $5.0 million in debt financing to the Company (the "Debenture Financing"). The first tranche, of $3.3 million, is expected to close on or before November 15, 2004, and the second tranche, of $1.7 million, is anticipated to close on or before December 31, 2004, subject to the satisfaction of certain conditions, including the restructuring of the Agilent Note. Together with available borrowings under the Company's existing Credit Facility with Silicon Valley Bank, the proceeds from the Debenture Financing are expected to satisfy the Company's liquidity requirements through the first quarter of 2005. No assurances can be given that the conditions to closing the Debenture Financing will be satisfied, or that additional financing will be available to P-Com on acceptable terms, or at all.

To further address its working capital needs, and ultimately return P-Com to profitability, management's plan is to seek opportunities to consolidate, seek a strategic partner or engage in some other corporate transaction. If the Company is unsuccessful in its plans to: (i) close the Debenture Financing, or obtain additional debt or equity financing; (ii) generate sufficient revenues from new and existing products sales; (iii) diversify its customer base; (iv) decrease costs of goods sold, and achieve higher operating margins; (v) restructure the Agilent Note; (vi) negotiate agreements to settle outstanding claims; or (vii) otherwise consummate a transaction that improves its liquidity position, the Company will have insufficient capital to continue its operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern. P-Com's independent accountants' opinion on P-Com's consolidated financial statements for the year ended December 31, 2003 included an explanatory paragraph which raises substantial doubt about P-Com's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and clarification of recorded asset amounts or to the amounts and classification of liabilities that may be necessary if P-Com is unable to continue as a going concern.

                      CERTAIN FACTORS AFFECTING THE COMPANY

OUR CURRENT BUSINESS AND FINANCIAL CONDITION CHALLENGE OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our core business product sales are still significantly below levels necessary to achieve positive cash flow. From inception to September 30, 2004, our aggregate net loss is approximately $364.9 million. Our cash position has declined to $3.7 million at September 30, 2004, and is deteriorating. We had positive working capital of $1.7 million as of September 30, 2004, and, while no assurances can be given, we are anticipating obtaining an additional $5.0 million in debt financing prior to December 31, 2004 (the "Debenture Financing"). In the event we are unable to close the Debenture Financing, P-Com's known and likely short term cash requirements will exceed available cash resources. Our short-term liquidity could disrupt our supply chain, and result in our inability to manufacture and deliver our products, which would adversely affect our results of operations.

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

P-COM CANNOT SUSTAIN ITSELF AT THE CURRENTLY DEPRESSED SALES LEVELS.

The continued worldwide softness in the telecommunications equipment and services sector, and heightened competition, is affecting us. Our customers, particularly systems operators and integrated system providers, continue to defer capital spending and orders to suppliers such as our Company, and in general are not building out any significant additional infrastructure at this time. We do not believe that our core products sales levels can sufficiently recover while an industry-wide slowdown in demand persists. Until product sales levels can sufficiently recover, our business, financial condition and results of operations will continue to be adversely affected. P-Com cannot sustain itself at the currently depressed sales levels, unless it is able to substantially reduce costs, substantially improve gross margins on its sales, or obtain additional debt or equity financing.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO CLOSE THE DEBENTURE FINANCING OR OTHERWISE OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO PURSUE FUTURE GROWTH AND HARM OUR BUSINESS OPERATIONS, AND WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event the Company is unable to close the Debenture Financing, raise additional debt or equity financing during the next two quarters, or otherwise improve its liquidity position, we will not be able to continue as a going concern. The Company's future capital requirements will depend upon many factors, including a re-energized telecommunications market, development costs of new products and related software tools, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The Company's history of substantial operating losses could also severely limit the Company's ability to raise additional financing. In addition, given the recent price for our Common Stock, if we make the required amortization payments on the Debenture Financing using our Common Stock, or raise additional funds by issuing equity securities, additional significant dilution to our stockholders will result.

If the Company is unable to increase sales, decrease costs, close the Debenture Financing, or obtain additional equity or debt financing, the Company may be required to close business or product lines, further restructure or refinance our debt or delay, further scale back or eliminate our research and development program, or manufacturing operations. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish our rights to certain technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could very seriously damage our business, operating results and financial condition.

P-COM RELIES ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF ITS SALES AND THE LOSS OF OR REDUCTION IN SALES TO ANY OF THOSE CUSTOMERS COULD HARM ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the nine-months ended September 30, 2004, sales to four customers accounted for 68% of total sales. The loss of any one of these customers would have an immediate and material effect on P-Com's sales. P-Com's ability to maintain or increase its sales in the future will depend, in part upon its ability to obtain orders from new customers as well as the financial condition and success of its customers, the telecommunications industry and the global economy. P-Com's customer concentration also results in concentration of credit risk. As of September 30, 2004, five customers accounted for 79% of P-Com's total accounts receivable balances.

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

P-COM'S LIMITED MANUFACTURING CAPACITY AND SOURCES OF SUPPLY MAY AFFECT ITS ABILITY TO MEET CUSTOMER DEMAND, WHICH WOULD HARM ITS SALES.

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

As a result of P-Com's current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, China, and Latin America, P-Com faces economic, political and foreign currency fluctuations that are often more volatile than those commonly experienced in the United States. Approximately 90% of P-Com's sales in the nine-month period ending September 30, 2004 were made to customers located outside of the United States. Historically, P-Com's international sales have been denominated in British pounds sterling, Euros or United States dollars. A decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for P-Com if it has Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for P-Com on Euro or British pounds sterling denominated sales as its functional currency is in United States dollars. For international sales that P-Com would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make its systems less price-competitive if competitors choose to price in other currencies and could adversely affect its financial condition. P-Com funds its Italian subsidiary's operating expenses, which are denominated in Euros. The current strength of the value of Euro currency relative to the United States dollar results in more costly funding for P-Com's Italian operations, and, as a result, higher cost of production to it as a whole. Conversely, a decrease in the value of Euro currency will result in cost savings for P-Com.

Additional risks are inherent in P-Com's international business activities. These risks include: availability of suitable export financing, particularly in the case of large projects which P-Com must ship in short periods; P-Com's bank line of credit allows this financing up to $4.0 million, subject to numerous conditions; changes in regulatory requirements; and costs and risks of localizing systems (homologation) in foreign countries; timing and availability of export licenses, tariffs and other trade barriers; difficulties in managing distributors; terrorist activities and the consequences of future geopolitical events, which may adversely affect the markets in which we operate and our ability to insure against these risks; and difficulty in accounts receivable collections.

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

P-Com is currently evaluating options to consolidate, seek a strategic partner or engage in some other corporate transaction intended to increase stockholder value. Corporate transactions, including mergers and acquisitions, are typically complex and are subject to a lengthy process to close. P-Com may not be able to close any strategic transaction on the timetable it anticipates, if at all. If P-Com is unable to compete a corporate transaction, P-Com will incur significant non-recoverable expenses that may have a material adverse effect on P-Com's financial position.

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

P-Com has traditionally relied on debt and equity financings to meet its working capital needs including the issuances of Series B Convertible Preferred Stock in August 2003 and Series C Convertible Preferred Stock in October and December 2003. In addition, as a result of the anticipated Debenture Financing, P-Com anticipates issuing additional shares of Common Stock in connection with scheduled amortization payments. When the shares of Common Stock that are issuable upon conversion of these securities, or paid in connection with required amortization payments, are subsequently sold in the public market, the trading price of P-Com Common Stock may be negatively affected. As of September 30, 2004, the last reported sale price of P-Com common stock was $0.63. Future sales of P-Com's Common Stock could have a significant negative effect on the market price of P-Com's Common Stock. If the market price of P-Com Common Stock continues to decrease, P-Com may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

THE CONVERSION OR EXERCISE OF P-COM'S OUTSTANDING CONVERTIBLE SECURITIES WILL HAVE A SIGNIFICANT DILUTIVE EFFECT ON P-COM'S EXISTING STOCKHOLDERS.

In March, May and July 2003, P-Com issued warrants to purchase approximately 293,333 shares of its Common Stock. In August 2003, P-Com's remaining 7% Convertible Subordinated Notes due 2005 were converted into approximately one million shares of Series B Convertible Preferred Stock, of which approximately 891,594 shares were converted into approximately 3.1 million shares of Common Stock in December 2003. The remaining outstanding shares of Series B Convertible Preferred Stock are convertible into approximately 381,916 shares of P-Com Common Stock.

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock together with warrants to purchase approximately
4.64 million shares of Common Stock. These shares of Series C Convertible Preferred Stock are convertible into approximately 5.8 million shares of Common Stock. In December 2003, P-Com issued 2,000 shares of Series D Convertible Preferred Stock, which, in turn, are convertible into approximately 444,444 million shares of Common Stock. The conversion or exercise of these securities will result in substantial dilution to P-Com's existing stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and U.S. dollars. The functional currencies of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at September 30, 2004, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended September 30, 2004, the Company's management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 20, 2003, Agilent Financial Services, Inc. filed a complaint against the Company for Breach of Lease, Claim and Delivery and Account Stated, in Superior Court of the State of California, County of Santa Clara. The amount claimed in the complaint is approximately $2.5 million, and represents accelerated amounts due under the terms of capitalized equipment leases of the Company. On June 27, 2003, the parties filed a Stipulation for Entry of Judgment and Proposed Order of Dismissal of Action With Prejudice. Under the terms of the Stipulation, the Company paid Agilent $50,000 on July 15, 2003 and $100,000 on September 1, 2003, and is obligated to pay $50,000 per month for fourteen months, from October 1, 2003, up to and including November 1, 2004, and $1,725,000 on December 1, 2004. While no assurances can be given, the Company is currently negotiating to restructure the amount due Agilent. As a result of the Stipulation, judgment under the Complaint will not be entered unless and until the Company defaults under the terms of the Stipulation. In the event the Company satisfies each of its payment obligations under the terms of the Stipulation, the Complaint will be dismissed, with prejudice.

In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of the claims made by the consultants. P-Com believes that the claims are without merit and will ultimately be rejected. However, while not probable in management's opinion, there is a possibility that all or some portion of the claim will be allowed to proceed.

On July 14, 2004, P-Com entered into a Settlement Agreement and Release (the "Release") with Siemens Aktiengesellschaft and Siemens Information and Communication Networks, Inc. (referred to collectively as "Siemens"), thereby settling all claims and potential claims between the parties under certain agreements. Under the terms of the Release, P-Com is obligated to pay Siemens $500,000, of which P-Com has paid $100,000. P-Com entered into a promissory note for $400,000 (the "Note") to provide for the payment of the remaining settlement amount. Under the terms of the Note, P-Com is obligated to pay Siemens an additional $100,000 upon the earlier of P-Com receiving additional financing in an amount greater or equal to $100,000, or December 31, 2004. The remaining $300,000 is payable in monthly installments of $25,000, commencing on January 1, 2005 and ending on December 1, 2005. To secure payment of the amounts due Siemens under the terms of the Note, P-Com and Siemens entered into an Affidavit of Confession of Judgment.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1 Certificate of Amendment of Restated Certificate of Incorporation of P-Com, Inc. filed with the Delaware Secretary of State of on October 12, 2004.

10.1 Employment Letter Agreement, dated November 3, 2004, between P-Com, Inc. and Don Meiners.

10.2 Employment Letter Agreement, dated November 3, 2004, between P-Com, Inc. and Randall L. Carl.

10.3 Note and Warrant Purchase Agreement, dated November 3, 2004, between P-Com, Inc. and Purchasers.

10.4 Registration Rights Agreement, dated November 3, 2004, between P-Com, Inc. and Purchasers.

10.5  Form of Promissory Note.

10.6  Form of Warrant.

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

(b) Reports on Form 8-K

On September 23, we filed a Form 8-K current report announcing the renewal of the Company's credit facility with Silicon Valley Bank for an additional year.

On August 2, 2004, we filed a Form 8-K current report reporting the Company's financial results for the second quarter ended June 30, 2004.

On July 19, 2004, we filed a Form 8-K current report announcing the implementation of a one-for-thirty reverse stock split of the Company's outstanding common stock, effective 8 a.m. Eastern time on July 19, 2004.

On July 12, 2004, we filed a Form 8-K current report announcing a one-for-thirty reverse stock split of the Company's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         P-COM, INC.

         By: /s/ Sam Smookler
             -------------------------------------
         Sam Smookler
         President and Chief Executive Officer
         (Duly Authorized Officer)

Date:    November 12, 2004


         By:  /s/ Daniel W. Rumsey
             -------------------------------------
         Daniel W. Rumsey
         Interim Chief Financial Officer
         (Principal Financial Officer)

Date:    November 12, 2004

                                  EXHIBIT INDEX

3.1 Certificate of Amendment of Restated Certificate of Incorporation of P-Com, Inc. filed with the Delaware Secretary of State of on October 12, 2004.

10.1(1) Employment Letter Agreement, dated November 3, 2004, between P-Com, Inc. and Don Meiners.

10.2(2) Employment Letter Agreement, dated November 3, 2004, between P-Com, Inc. and Randall L. Carl.

10.3(3) Note and Warrant Purchase Agreement, dated November 3, 2004, between P-Com, Inc. and Purchasers.

10.4(4) Registration Rights Agreement, dated November 3, 2004, between P-Com, Inc. and Purchasers.

10.5(5)  Form of Promissory Note.

10.6(6)  Form of Warrant.

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

(1) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2004.
(2) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2004.
(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
(4) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
(5) Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
(6) Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.