Form 10-K
period 2004-12-31
P COM INC
filed 2005-03-23
CIK 935493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                     OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


                         Commission File Number: 0-25356

                                   P-COM, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    DELAWARE                            77-0289371
       --------------------------------   ------------------------------------
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

           Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.003 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $11.2 million.

         On March 21, 2005, approximately 11,844,748 shares of the Registrant's Common Stock, $0.003 par value, were outstanding.

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

                                     PART I

ITEM 1.      BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

           P-Com, Inc. was organized on August 23, 1991 as a Delaware Corporation. Our executive offices are located at 3175 S. Winchester Boulevard, Campbell, California 95008, and our telephone number is (408) 866-3666.

           Since early 2000, we have experienced reduced revenues, incurred substantial operating losses from continuing operations and used substantial cash in our operations. For the years ended December 31, 2004, 2003, and 2002, P-Com recorded net losses from continuing operations of ($3.3) million, ($10.7) million, and ($44.9) million, respectively, and used ($9.1) million, ($5.9) million, and ($14.5) million cash, respectively, in its operating activities. The decline in our business is principally the result of a prolonged downturn in the telecommunications industry that we believe is related to reduced capital spending by large carriers and network integrators of telecommunications systems, and substantial competition from other telecommunications product suppliers. In addition, we have experienced reduced demand for many of our product lines as new products are introduced by our competitors at lower average selling prices.

          As a result of our ongoing need to reduce operating costs, and provide working capital to fund our operating losses, we have continued our restructuring initiatives, and raised debt and equity capital, during the year ended December 31, 2004, as follows:

      o On June 15, 2004, we restructured our Italian operations conducted by P-Com Italia, S.p.A. Under the restructuring plan, P-Com Italia will continue to focus on research and development, and the manufacturing of specific component parts, while outsourcing certain repair operations to NORT S.r.L, an Italian third-party contract manufacturer staffed by former employees of P-Com Italia. The restructuring involved the sale of P-Com Italia's 36,000 square foot facility in Tortona, Italy and a reduction in workforce of approximately ten employees who were rehired by NORT. We received approximately $732,000 from the sale of the facility, and our operating expenses are expected to decrease by approximately $500,000 annually as a result of this strategy.

      o On July 19, 2004, we effected a 1-for-30 reverse split of our common stock. At the effective time of the reverse stock split, each 30 shares of our issued and outstanding common stock were combined into one share of P-Com common stock.

      o For a period of 15 days ending June 25, 2004, we temporarily lowered the exercise price of our issued and outstanding Series A, B, and C-2 warrants to $1.50 per share (the "Special Warrant Offer"). The exercise prices of the Series A, B and C-2 warrants prior to the Special Warrant Offer, and following its conclusion, are $3.60, $6.00, and $5.40, respectively. In order to exercise the Series C-2 warrants at the reduced exercise price of $1.50 per share, the holders of these warrants were required to exercise the same number of Series C-1 warrants via a cashless exercise provision whereby the holder received one share of P-Com common stock for every two Series C-1 warrants exercised. The participating holders of the Series A and B warrants were allowed to exercise up to one-half of their warrants at the reduced exercise price of $1.50 per share if they also exercised the remaining half of their warrants via a cashless exercise provision whereby the holder received one share of P-Com common stock for every two warrants exercised (the "Special Warrant Offer"). In connection with the Special Warrant Offer, we raised working capital of approximately $2.6 million.

      o On September 17, 2004, we renewed our credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank") through September 17, 2005. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all of our receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment. We also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. No amounts were outstanding under the Credit Facility as of December 31, 2004.

      o On November 3, 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with a purchaser ("Purchaser") whereby the Purchaser agreed to purchase debentures in the aggregate principal amount of up to $5,000,000 (the "Notes") (the "Debenture Financing"). In addition, the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's common stock. The warrants have an initial exercise price of $1.50 and a term of five years. The Purchase Agreement provided that the Notes and warrants be issued in two closings. The first closing took place on November 26, 2004 and consisted of $3,300,000 principal amount of Notes. The Purchase Agreement originally contemplated that the second closing would take place no later than December 30, 2004. While no assurances can be given, the parties are currently negotiating the conditions necessary to obtain the additional $1,700,000 under the Purchase Agreement, in light of our deteriorating financial condition and results from operations.

      o On November 30, 2004, Agilent Financial Services ("Agilent") entered into an agreement with us to restructure the $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; and are required to pay monthly payments of $92,187 for sixteen months, from January 1, 2005, up to and including April 1, 2006. In addition, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years.

         Because the restructuring initiatives effected in 2004 are inadequate to return P-Com to profitability given the current level of sales, we are actively engaged in the development of a formal restructuring plan that will significantly curtail current spending, and substantially reduce liabilities and operating and other costs. The plan is anticipated to include the divestiture of certain unprofitable product lines, which may include certain of our licensed wireless products. We will, however, continue the sale of refurbished licensed products in connection with our repair and maintenance business. The plan is subject to the approval of the Company's Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005.

FINANCIAL INFORMATION ABOUT PRODUCTS AND GEOGRAPHIC SEGMENTS

INFORMATION ABOUT OUR PRODUCTS

           Our products consist of microwave radios for point - to - point, spread spectrum, and point - to - multipoint networks. The contribution of each product line to total sales was as follows:

                                                 YEAR ENDED DECEMBER 31,
PRODUCT LINE                                2004          2003           2002
------------------------------------------------------------------------------
Point - to - Point                           79%           79%            71%
Spread  Spectrum                             21%           19%            21%
Point - to - Multipoint                      --             2%             8%
                                         --------       -------       ---------
                  Total                     100%          100%           100%
                                         --------       -------       ---------

INFORMATION ABOUT OUR GEOGRAPHIC SEGMENTS

           Because our products integrate into our customers' network configurations, we follow a geographic approach to management of our segment information, rather than a product approach. Information about our Geographic Segments can be found in Note 9 to the Consolidated Financial Statements included in this Annual Report.

           Our sales by geographic segment for each year ended December 31, 2004 are as follows (in thousands):

Sales                                      2004      2004       2003       2002
--------------------------------------------------------------------------------
North America .....................         11%    $ 2,579    $ 3,042    $ 2,949
United Kingdom ....................         23%      5,583      6,349      5,894
Continental Europe ................         21%      5,178      3,693      4,487
Asia ..............................         14%      3,386      5,831     15,018
Other Geographic Regions ..........         31%      7,449      1,926      1,338
                                         -------   -------    -------    -------
                                           100%    $24,175    $20,841    $29,686
                                         =======   =======    =======    =======

NARRATIVE DESCRIPTION OF OUR BUSINESS

           We currently develop, manufacture and market microwave radios for point - to - point, spread spectrum and point - to - multipoint applications for telecommunications networks worldwide. Cellular and personal communications service providers employ our point-to-point systems to transmit data between remote tower sites and switching centers. Network service providers and Internet service providers are able, through the deployment of our equipment and systems, to respond to the demands for high-speed wireless access services, such as Internet access associated with business-to-business and e-commerce business processes. Through deployment of our systems, network providers can quickly and efficiently establish integrated Internet, data, voice and video communications for their customers, then expand and grow those services as demand increases.

INDUSTRY BACKGROUND

           During the 1990s, the demand for additional multimedia infrastructure, due in particular to Internet usage growth, fueled network expansion using both wireline and wireless protocols. Speed, reliability and economies of scale are the key elements inherent in commercially successful networked systems. Broadband wireless access was found to supply an efficient and particularly economical means to meet this growing demand for information transfer. Wireless networks are constructed using microwave radios and other equipment to connect cell sites, wireline and other fixed asset systems. Our broadband wireless products are targeted to add value to the integrated service providers and wireless telephone operators globally. Our products are designed to be frequency specific by country, if required.

           The broadband wireless market developed into two commercially recognized architectures for voice and data transmission: point - to - point and point - to - multipoint. We have developed and sold equipment in commercial quantities for both formats. We do not provide products for wireline sub-sectors of the telecommunications market, including wireline systems and cable systems. Since 2000, system build-out has suffered a significant slowdown in the United States, Latin America, and European telecommunications markets. Demand for wireless broadband products remains deeply depressed relative to the sales levels experienced prior to 2000. We cannot ensure the proliferation of our products or guarantee a given market share of the global telecommunications equipment market in future years. Additionally, there are competing technologies that service the telecommunication sector's hardware demands.

BROADBAND WIRELESS IMPLEMENTATION

           Global deregulation of telecommunications markets and the related allocation of radio frequencies for broadband wireless access transmission has spurred competition to supply wireless-based systems as a cost-effective alternative to traditional wireline service delivery systems. Broadband wireless systems are competitive due to the relatively short set-up and deployment time, high return on capital investment, and ability to connect customers quickly once the transmission hardware and software infrastructure are in place. Moreover, network operators can mitigate the risk of "stranded capital costs" inherent in wireline hardware. Such systems do not scale as well as the wireless alternatives as users' needs expand or change over time.

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

THE P-COM STRATEGY

           Our current strategy is to be a leading worldwide supplier of high-performance point - to - point licensed band and spread spectrum point - to
- point and point - to - multipoint license - exempt band wireless access equipment. To accomplish this objective, we intend to:

      o Focus on point - to - point licensed and spread spectrum point -to - point and point-to-multipoint microwave markets. We design products specifically for the millimeter wave (licensed band) and spread spectrum (unlicensed band) microwave frequency bands. We have designed its core architecture to optimize the systems for operation at millimeter and microwave frequencies.

      o Continue expansion of our identified global market opportunities. We have met the standards established by the European Telecommunications Standards Institute ("ETSI") and achieved regulatory approval for P-Com systems in Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, Latvia, France, Germany, Greece, Hungary, Italy, Japan, Jordan, Mexico, Saudi Arabia, Spain, and the United Kingdom, as well as the United States. We continue to seek approval in other countries as the markets develop and the need arises. We maintain international sales and/or support offices in Italy, Brazil, China, Singapore and the United Kingdom. In addition, we have formed a joint venture with Nanjing Putian, one of China's largest manufacturers and suppliers of telecom equipment, to market our licensed and unlicensed products to large mobile carriers and corporate customers in China.

      o Build and sustain manufacturing cost advantage. We design our system architecture to reduce the number of components incorporated into each system, thereby allowing for the use of common components and "building blocks" across the range of our products. This approach reduces our manufacturing costs enabling us to take advantage of volume purchases and a standardized manufacturing process.

      o Outsource manufacturing to reduce costs. Beginning in January 2004, we outsourced the manufacture of the SPEEDLAN product to a contract manufacturer. We also entered into an arrangement to outsource manufacturing of our point - to - point products. Utilization of turnkey contract manufacturers eliminates expensive in-house manufacturing assembly, and provides us with the ability to scale up or down as market conditions dictate.

      o Source innovative products from third party providers. During 2004, we launched Encore S and Encore SX, which were the outcome of a strategic relationship that we forged with a partner that provides us with state of the art, high capacity bandwidth delivery technology at the lowest cost in the industry. We currently intend to continue with this strategy leading up to the planned introduction of new products beginning in the third quarter of 2005.

      o Position our products for the anticipated convergence of carrier class and unlicensed technology. We believe that our technology and experience in both the licensed and unlicensed markets will allow us to rapidly develop network solutions for the anticipated convergence of carrier grade and unlicensed technology.

      o Leverage and maintain software leadership. We differentiate our systems through proprietary software embedded in the Indoor Unit, Outdoor Unit, and in the Windows and SNMP-based software tools. This software is designed to allow P-Com to deliver to its customers a high level of functionality that can be easily reconfigured by the customer to meet changing needs. Software tools are also used to facilitate network management.

       Our current strategy may be affected as a result of management's restructuring plan, which is currently being developed. The plan is anticipated to include the divestiture of certain unprofitable product lines, which may include certain of our licensed wireless products. We will, however, continue the sale of refurbished licensed products in connection with our repair and maintenance business. This plan may also include the cessation of further development of new licensed spectrum products. The plan is subject to the approval of the Company's Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005.

RANGE OF PRODUCT CHOICES

           Overview. We currently offer access providers around the world a range of wireless systems that encompass point - to - point wireless broadband, and point - to - point and point - to - multipoint spread spectrum systems, with each product targeting a specific market.

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

           Point - to - point wireless broadband is a dedicated link wireless technology enabling voice and data services between a subscriber and the network. For each new subscriber using this service, the network service provider provides a separate set of dedicated access equipment. As mobile service usage continues to grow, cellular service providers will have to continue to scale down existing cells into smaller ones to reuse precious spectrum. With each such division of cells comes opportunity for new wireless point - to - point applications because of the need for more backhaul.

           Internet service providers and system operators typically use point - to - multipoint where bandwidth availability is critical to profitable system operation. Point - to - multipoint broadband wireless service is a wireless technology that provides high-speed access service. This service can be rapidly deployed; it is highly efficient, reliable and scalable; it is cost-effective because it can serve many subscribers from one hub; and it can be expanded as demand for service dictates. Nonetheless, neither our competitors' or our point
- to - multipoint products, operating in the high bandwidth licensed spectrum, have gained sufficient market share in the wireless broadband market, and it is unclear when sales of these products will materialize, if ever. However, the unlicensed point - to - multipoint market remains strong, especially with the recent popularity of wireless Internet products.

           The greater the number of frequencies provided for by the wireless broadband manufacturer, the greater the manufacturer's potential market penetration. Our systems utilize a common architecture in the millimeter wave and spread spectrum microwave frequencies, including 2.4 GHz, 5.7 GHz, 6/7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz, 28 GHz, 31 GHz, 38 GHz and 50 GHz.

       New Products. We currently intend to introduce two new licensed spectrum products beginning in the third quarter of 2005 - the Encore CP and XP. The Encore CP is aimed at the cost sensitive low and medium capacity high volume emerging markets, including China and India where low cost and robust performance drive the purchase decisions. The Encore XP is designed as a cost effective, feature-rich product for applications requiring spectrally efficient systems with medium to high band width, dynamic band width allocation, and an Ethernet port.

       Management is currently evaluating a restructuring plan that may include the divestiture of certain unprofitable product lines, which may include certain of our licensed wireless products. This plan may also include the cessation of further development of new licensed spectrum products. The plan is subject to the approval of the Company's Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005.

           SPEEDLAN. We offer additional wireless broadband equipment to serve the enterprise market with our unlicensed spectrum SPEEDLAN product line, which currently consists of the SPEEDLAN 9100 and 9200. The SPEEDLAN products are high performance wireless routers that provide the wireless connectivity for local area networks utilizing mesh, point-to-point and point-to-multipoint topologies. Introduced in 2002, SPEEDLAN 9100 was the very first mesh product to market. The mesh topology creates networks that use multi-hop connections to transmit IP packets between the initiation and termination points. The ability to use different paths between any two points, based on the detected conditions, allows path redundancy and, in essence, a self-healing wireless network.

Our SPEEDLAN 9100 utilizes 802.11 standards to communicate at 11 Mbps per second in the 2.4 GHz band. The SPEEDLAN 9200, released in September 2004, also utilizes 802.11 standards to communicate at 54 Mbps in both the 5.8 GHz and 2.4

GHz bands. The SPEEDLAN 9200 utilizes near line-of-site Orthogonal Frequency Division Multiplexing (OFDM) technology that, in conjunction with the self-healing mesh topology, creates a highly reliable and available wireless network.

Both the SPEEDLAN 9100 and 9200 models are outdoor units designed for the most severe environmental conditions. Both models offer outstanding security by using AES encryption for communication between units.

Our targeted markets are security, surveillance, wireless Internet Service Providers and other private networks for a myriad of IP-based applications. Our products are sold primarily through systems integrators and value-added resellers.

We currently intend to broaden the SPEEDLAN product offerings with additional features and capabilities for new markets, including developing a next generation of fixed wireless broadband products that will continue to be standards based.

TECHNOLOGY

           Our technological approach to point - to - point and spread spectrum digital microwave radio systems is different from conventional approaches. Through the use of proprietary designs, we can quickly produce highly integrated, feature-rich systems. The results of these integrated designs are reliability, ability to customize customer specific designs and continuing ability to be cost competitive, particularly in the current market.

           Our products are optimized for streamlined components, immunity to noise and interference, ease of high-volume manufacturing and installation. Yet, our radios contain superior features. Equally important, because critical components and building blocks perform common functions across different product lines, our philosophy is to design sections of each radio in a way that enables the designs to be reused with little or no modification in a different product line.

           Our point - to - point and certain of our spread spectrum microwave radios consist of three primary assemblies: the Indoor Unit, the Outdoor Unit and the antenna. The Indoor Unit houses the digital signal processing and interfaces to the Outdoor Unit via a single coaxial cable. The Outdoor Unit, a radio frequency drum or enclosure, which is installed outdoors, establishes the specific frequencies for transmitting and receiving data. The antenna interfaces directly with the Outdoor Unit via proprietary technology. Our SPEEDLAN product family consists of an Outdoor Unit only.

           Software embedded in our systems allows the user to easily configure and adjust system settings such as frequency, power, and capacity without manual tuning and mechanical adjustments. Software provided with our systems includes PC-based sophisticated diagnostics, maintenance, network management, and system configuration tools.

           Competing systems also employ the Indoor Unit/Outdoor Unit concept but our products are differentiated by how we implement the components within the Indoor Unit and Outdoor Unit. By moving many frequency-sensitive components to the Outdoor Unit, the user is afforded improved reliability, lower cost and easier interchangeability.

           We believe that our spread spectrum products are industry leaders, especially with our latest product release of the SPEEDLAN 9002 in September 2004, which delivers 54 Mbps per second signaling rate at 5.8 GHz and 2.4 GHz utilizing mesh networking, non-line of site OFDM modulation, and mobility.

MANUFACTURING AND TESTING

           Our Campbell, California facility received its initial ISO 9001 registration in December 1993, and maintains a current certification. Our ISO 9001 registration for the United Kingdom sales and customer support facility was received in 1996 and it has current certifications; our ISO 9001 registration for the Tortona facility in Italy was first received in 1996 and it has current certification. Our production facility in Melbourne, Florida was ISO 9001 certified in 1999. On December 15, 2003, we successfully upgraded to ISO 9001:2000.

           Once a system reaches commercial status we contract with one or more of several turnkey manufacturers to build radio system units in commercial quantities. For example, in February 2004, we entered into an agreement with Velocitech to provide full turnkey production of our SPEEDLAN family of products. In addition, we entered into an agreement with Able Electronics Corporation to provide full turnkey production of our Encore product line in the second quarter of 2004. Utilization of these manufacturers relieves us of costly investments in manufacturing facilities, equipment, and parts inventories. This strategy enables us to quickly scale to meet varying customer demands and changes in technology.

           We test and manufacture certain of our systems in our California, Italy and Florida locations prior to shipment to our customers. Testing includes the complete Indoor-Outdoor unit assembly, thereby providing customers with a completely tested end-to-end system.

           Our designs make every effort to use components that are readily available from multiple sources, but in some cases, components that are single source or sole source must be used. Most manufacturers provide us with advanced notice of the discontinuation of a device, but in the current depressed economy, some manufacturers have discontinued components with little or no notice. When components are discontinued, it may cause a significant expense to redevelop a replacement component and may even disrupt the flow of products from our manufacturing facilities.

SALES CHANNELS AND OUR CUSTOMERS

           Our wireless access systems are sold internationally and domestically directly through our own sales force, as well as through strategic partners, distributors, systems integrators, and original equipment manufacturers.

         For the years ended December 31, 2004, 2003, and 2002, our significant customers, and their respective percent contribution to our sales are as follows:

         Customer                                2004       2003       2002
---------------------------------------------------------------------------
MynTahl Corporation                               --         13%        14%
Orange Personal Communications System             13%        18%        11%
Vodafone (Mannesmann)                             15%        13%         7%
T-Mobile                                          12%        12%         4%
TelCel                                            25%         7%        --
Total                                             65%        63%        36%

            During 2004, sales to TelCel and Vodafone accounted for 25% and 15% of our total sales, respectively. We currently anticipate that sales to TelCel will decrease significantly in 2005 relative to the sales levels achieved in 2004. We also expect that sales to a relatively small number of customers will continue to account for a high percentage of our sales in the foreseeable future. Although the composition of our largest customer group may vary from period to period, the loss of a significant customer or a major reduction in orders by any significant customer, through reductions due to market, economic or competitive conditions in the telecommunications industry, may adversely affect our business, financial condition, and results of operations. Our ability to maintain or increase our sales in the future will depend, in part, upon our ability to obtain orders from new customers as well as the financial condition and success of our customers, and the economy in general.

           Our primarily operations are located in the United States, with contract manufacturing and/or sales support operations in Italy, the United Kingdom, Singapore, and China. We develop, manufacture and/or market network access systems for use in the worldwide wireless telecommunications market. We are in the process of developing additional sales channels into the China market, including the recently formed joint venture with Nanjing Putian.

RESEARCH AND DEVELOPMENT

           We have a research and development program to enhance our existing systems and related software tools and to introduce new systems. We invested approximately $5.0 million, $6.1 million and $12.7 million in 2004, 2003, and 2002, respectively, in research and development efforts. We expense research and development costs as they are incurred. We expect to continue to invest material resources in research and development to maintain superior features creating value for its customers.

         Our research and development efforts can be classified into two distinct efforts: (1) increasing the functionality of our point - to - point, point - to -multipoint and spread spectrum radio systems under development by adding additional frequencies and capacities to our product lineup, our network management system software offering, and developing other advancements to radio systems, and (2) integrating new functionality to extend the reach of our products into the customers' networks, such as access technology that allows the customer to manage telecommunications services at its site and to integrate voice, data, video and facsimile into one offering. Our current efforts may not result in new product introductions or material modifications to existing products. The wireless telecommunications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in end-user requirements and evolving industry standards globally.

         Our ability to be competitive in this market will depend in significant part upon our ability to successfully develop, introduce, and sell new systems and enhancements and related software tools on a timely and cost-effective basis that respond to changing customer requirements. We have experienced and may continue to experience delays from time to time in completing development and introduction of new systems, and enhancements for related software tools. Our Product Qualification / Quality Assurance structure ensures product acceptance in the marketplace before and after commencement of commercial shipments.

       Management is currently evaluating a restructuring plan that may include the cessation of further development of new licensed spectrum products. The plan is subject to the approval of the Company's Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005.

SALES AND MARKETING

         Our sales and marketing efforts are directed from our corporate offices in Campbell, California. We have sales operations and customer support facilities in the United Kingdom and Italy that serve the European market, and in China and Singapore for the Asian markets. Internationally, we use a variety of sales channels, including system integrators, original equipment manufacturers, dealers, and local agents. We also sell directly to our customers. We have established agent relationships in numerous other countries in the Asia/Pacific region, the Middle East, Latin America, and Europe.

         Typically, our sales process commences with the solicitation of bids by prospective customers. If selected to proceed further, we may provide systems for incorporation into system trials, or we may proceed directly to contract negotiations. We can not record revenue until system trials are successfully completed, and we then negotiate a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed and/or enhanced.

         Due to the complexity of our radio systems, a high level of technical sophistication is required on the part of our sales and marketing personnel. In addition, we believe that post-sale customer service programs are fundamental to customer satisfaction and the potential for follow-on business. New customers are provided engineering assistance for installation of the initial units as well as varying degrees of field training depending upon the customer's technical aptitude. All customers are provided telephone support via a 24-hour customer service help desk. Our customer service efforts are supplemented by our system providers.

COMPETITION

         The worldwide wireless communications market is extremely competitive. Our wireless radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We have experienced competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services, including Alcatel Network Systems, Alvarion, Stratex Networks, Ericsson, Fresnel, Harris-Farinon Division, NEC, Nokia, Nortel, Sagem, SIAE, and Proxim. Many of these companies have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com.

         We may also face competition in the future from new market entrants offering competing technologies. Our operating results may depend in part upon the extent to which customers who choose to rely on wireless strategies, elect to purchase from outside sources rather than develop and manufacture their own radio systems. Customers may choose not to rely on, or expand, their reliance on us as an external source of supply for their radio systems. Recently, some of our competitors have announced the introduction of competitive products, including related software tools, and the acquisition of other competitors and competitive technologies.

         Competition is especially intense during the current period of depressed demand for telecommunications infrastructure equipment relative to the demand experienced prior to 2000. We expect our competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by our competitors has caused a significant decline in our sales or loss of market acceptance of our systems, and in certain cases, has made our systems or technologies obsolete or noncompetitive. We have experienced significant price competition and expect price competition to intensify in view of the continued market downturn. This has adversely affected our business, financial condition and results of operations. We believe that our ability to continue to compete successfully is based on factors both within and outside of our control. Timing of new product line introductions, performance characteristics of our equipment and the ability of our customers to be successful all play key roles. In order to remain competitive, we will be required to continue to expend significant resources on new product development, cost reduction and enhancements.

         The principal elements of competition in our market, and the basis upon which customers may select our systems, include price, performance, software functionality, and ability to meet delivery requirements and customer service and support.

GOVERNMENT REGULATION

         Radio telecommunications are subject to extensive regulation by the United States and foreign governmental agencies and international treaties. Our products must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the limited availability of frequency spectra has inhibited growth of wireless telecommunications networks.

         In order for us to operate within a specific country's jurisdiction, we must obtain regulatory approval for our systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide continue to adopt new standards for wireless telecommunications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems, which in turn may have prevented or delayed the recognition of the sale of our systems.

         The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of operations in that particular jurisdiction. These regulations and changes could require us to modify our products and incur substantial costs and delays to comply with these time-consuming regulations and changes. In addition, we are also affected by the regulation, allocation and auction of radio frequency spectrum by domestic and international authorities. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. If personal communications service operators and others are delayed in deploying their systems, we could experience delays in orders for our products. Failure by the regulatory authorities to allocate suitable frequency spectrum could adversely affect our business, financial condition and results of operations.

         The regulatory environment in which we operate is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact our operations by restricting the development efforts of our customers, making current systems obsolete or increasing the opportunity for additional competition. Any of these regulatory changes, including changes in the allocation of available spectrum, could adversely affect our business and results of operations. We might modify our systems in order to operate in compliance with applicable regulations. These modifications could be costly and time consuming to implement.

INTELLECTUAL PROPERTY

         We rely on our ability to obtain and enforce a combination of patents, trademarks, trade secrets, copyrights, and a variety of other measures to protect our intellectual property rights, including patents and copyrights on our proprietary software. We generally enter into confidentiality and nondisclosure agreements with service providers, customers and others, and limit access to and distribution of our proprietary technology. We also enter into software license agreements with our customers and others. However, these measures may not provide adequate protection for our trade secrets and other proprietary information. Disputes over the ownership of our intellectual property rights may still arise and our trade secrets and proprietary technology may otherwise become known or be independently developed by competitors. Any patent we own may be invalidated, circumvented or challenged, the rights granted thereunder may not provide competitive advantages or any of our pending or future patent applications may not be issued with the scope of the claims sought, if at all. Furthermore, others may develop similar products or software, duplicate our products or software or design around the patents, or third parties may assert intellectual property infringement claims against us. In addition, foreign intellectual property laws may not adequately protect our intellectual property rights abroad. Failure to protect our proprietary rights could adversely affect our business, financial condition, and results of operations.

         Litigation may be necessary to enforce our patents, copyrights, and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources and could adversely affect our business, financial condition and results of operations regardless of the outcome of the litigation. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and these assertions may adversely affect our business, financial condition, and results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, a license may not be available under reasonable terms or at all. In addition, if we decide to litigate these claims, the litigation could be extremely expensive and time consuming and could adversely affect our business, financial condition and results of operations, regardless of the outcome of the litigation.

EMPLOYEES

         As of March 1, 2005, we employed a total of 125 employees, including 47 in Operations, 28 in Research and Development, 32 in Sales and Marketing and 18 in Administration. We believe that future success will depend in large part on our ability to attract and retain highly skilled employees. No employees are represented by a labor union, and we have not experienced any work stoppages.


ITEM 2.    PROPERTIES

                                                                Square
Location of Leased Facility    Functions                        Footage       Date Lease Expires
------------------------------------------------------------------------------------------------
Headquarters, Campbell, CA     Administration/Customer
                               Support/Sales/Engineering;
                               Manufacturing                     61,000       November 2005

Redditch, England              Warehouse/Operations               6,800       September 2007

Melbourne, FL                  Research/Development/Warehouse     8,697       August 2005

Beijing, China                 Sales/Customer Support             3,180       July 2005

Sarasota, FL                   Sales/Customer Support            16,522       November 2015

Shanghai, China                Sales/Customer Support             1,115       August 2004(1)

Tortona, Italy                 Research/Development/Warehouse     7,136       July 2010

(1)This lease currently continues on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS

         On June 20, 2003, Agilent Financial Services, Inc. ("Agilent") filed a complaint against us for Breach of Lease, Claim and Delivery and Account Stated, in the Superior Court of the State of California, County of Santa Clara. The amount claimed in the complaint is $2,512,509, and represents accelerated amounts due under the terms of capitalized equipment leases. On June 27, 2003, the parties filed a Stipulation for Entry of Judgment and Proposed Order of Dismissal of Action Without Prejudice, which was amended on November 30, 2004. Pursuant to the amended Stipulation, we paid Agilent $250,000 on December 1, 2004, and are required to make monthly payments of $92,187.50 for sixteen months, from January 1, 2005, up to and including April 1, 2006. In addition, on the earlier of (i) May 1, 2006 or (ii) within thirty (30) days of full payment to Agilent of all amounts due Agilent under the amended Stipulation, we are required to pay Agilent any and all interest that has accrued pursuant to the Stipulation to Amend. Interest shall accrue on the unpaid balance at the rate of 10.25% per annum from December 1, 2004. We also issued a warrant to purchase 178,571 shares of Common Stock.

         In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of certain claims made by the consultants. We believe that the claims are without merit and, while no assurances can be given, that the claims will be rejected.

         In the event we are unable to satisfactorily resolve these and other proceedings that might arise, our financial position and results of operations may be materially affected.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Stockholders held on October 8, 2004, the following individuals were elected to the Board of Directors:

                                        VOTES FOR         VOTES WITHHELD
                                       ----------         --------------
          George P. Roberts            11,318,884             267,366
          Brian T. Josling             11,320,254             265,747

         Messrs. Fred R. Fromm's and R. Craig Roos' term of office as a director continues until the 2005 Annual Meeting of Stockholders, and Mr. Sam Smookler's term of office as a director continues until the 2006 Annual Meeting of Stockholders. Mr. Josling resigned from the Board of Directors on February 28, 2005.

The following proposals were also approved at our Annual Meeting:

                                                                     Shares Voted   Shares Voted     Shares       Broker
                                                                         For          Against      Abstaining   Non-Votes
                                                                     ------------   ------------   ----------   ---------
Approve the proposal to amend P-Com's Certificate of
Incorporation to increase the number of shares of authorized
Common Stock from 23,333,333 shares to 35,000,000 shares               11,251,306      316,185       18,758

Approve the proposal to remove certain limitations on the
exercise of P-Com's outstanding warrants                                7,684,563      242,517       19,855     3,639,315

Approve the proposal to adopt P-Com's 2004 Equity Incentive Plan
which shall replace P-Com's 1995 Stock Option/Stock Issuance Plan       7,379,162      446,979      123,515     3,636,593

Approve the appointment of Aidman, Piser &Company as independent
accountants for the fiscal year ended December 31, 2004                11,276,130      194,549      115,571

Approve the proposal granting P-Com's management discretionary authority to adjourn the annual meeting to a date(s) not later than October 31, 2004, to solicit additional proxies in favor
of the proposals listed above                                          11,126,536      347,621       66,099

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was quoted in the Nasdaq SmallCap Market under the symbol PCOM, until March 10, 2003. Because we did not meet certain listing requirements, including a minimum bid price of $1.00 per share, our common stock was delisted from the SmallCap Market and now trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. This status change could result in a less liquid market available for existing and potential stockholders to trade shares of our stock and could ultimately further depress the trading price of our common stock. In addition, our common stock is subject to the Securities Exchange Commission's ("SEC") "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of holders to sell the common stock in the secondary market, and the price at which a holder can sell the common stock. Effective July 19, 2004, we effected a thirty for one reverse stock split. Effective as of July 19, 2004, our common stock trades under the symbol PCMC on the OTC Bulletin Board.

         The following table sets forth the range of high and low sale prices of our common stock, as reported on the Nasdaq SmallCap Market and OTC Bulletin Board for each quarter in 2004 and 2003. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All price numbers have been adjusted to reflect the reverse stock split effective July 19, 2004.

         As of March 4, 2005, there were 824 stockholders of record of P-Com's common stock.

                                           PRICE RANGE OF COMMON STOCK
                                           ---------------------------
                                               HIGH           LOW
                                             --------      --------
Year Ended December 31, 2003:
   First Quarter                             $   9.30      $   2.70
   Second Quarter                                3.90          1.80
   Third Quarter                                10.20          2.70
   Fourth Quarter                                8.40          4.20

Year Ended December 31, 2004:
   First Quarter                             $   6.00      $   1.80
   Second Quarter                                2.31          1.17
   Third Quarter                                 1.26          0.63
   Fourth Quarter                                0.66          0.38

RECENT SALES OF UNREGISTERED SECURITIES

         In November 2004, we issued warrants to purchase 528,000 shares of our common stock to SDS Capital SPC Ltd, in connection with the Debenture Financing. Also, in November 2004, we issued warrants to purchase 178,571 shares of our common stock to Agilent Financial Services in connection with the restructuring of a capital lease obligation.

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

DIVIDENDS

         To date, we have not paid any cash dividends on shares of our common stock or Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the second anniversary of their date of issuance, or November 2004 with respect to the first tranche, and December 2004 with respect to the second and final tranche. We do not anticipate that funds will be legally available to make the required dividend payments in the foreseeable future, and such obligations therefore will accrue in arrears until such time as we have legally available funds to make the required distributions.


EQUITY COMPENSATION PLANS

         The following table sets forth the securities reserved for issuance under equity compensation plans at December 31, 2004:

                                        Number of securities                         Number of securities remaining
                                         to be issued upon       Weighted-average     available for future issuance
                                              exercise of       exercise price of       under equity compensation
                                        outstanding options,   outstanding options     plans (excluding securities
                                        warrants and rights    warrants and rights      reflected in column (a))

Plan Category                                   (a)                    (b)                          (c)

Equity compensation plans approved by
security holders                               1,167,854            $23.30                       1,792,929

Equity compensation plans not approved
by security holders                            2,702,539            $ 4.44                          N/A

Total                                          3,870,393            $10.13                       1,792,929

         In December 2004, the Financial Accounting Standards Board (FASB) revised its Statements on Financial Accounting Standards, SFAS No. 123 ("SFAS No. 123R"), Accounting for Share Based Payments. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for employee services in share-based payment transactions. The revised statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We have historically used the intrinsic approach to measurement of compensation. That fair value cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for our financial statements issued for the interim reporting period beginning with September 30, 2005. We are currently evaluating the methodology for adoption on the impending effective date and the transition charges, if any. Since we have not issued material options in recent years, we do not expect this Standard to have a material impact on our financial condition or results of operation.


ITEM 6.     SELECTED FINANCIAL DATA

         Our selected financial data for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003, set forth below, has been derived from our audited financial statements. This information should be read in conjunction with the Notes to Selected Financial Data and our "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                          STATEMENT OF OPERATIONS DATA
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                2004         2003         2002         2001         2000
                                             ---------    ---------    ---------    ---------    ---------
Sales                                        $  24,175    $  20,841    $  29,686    $  73,236    $ 183,606
Cost of sales (1)                               18,720       20,604       30,777       94,890      160,965
                                             ---------    ---------    ---------    ---------    ---------
Gross profit (loss)                              5,455          237       (1,091)     (21,654)      22,641

Operating expenses:
 Research and development                        4,976        6,099       12,745       19,800       20,241
 Selling and marketing                           6,772        3,557        6,621        7,636       11,371
 General and administrative (2)                  4,552        5,607       10,750       26,070       18,181
 Goodwill impairment and amortization (3)           --           --       11,409        8,034       19,550
 Restructuring and other charges (4)                --        3,712           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
Total operating expenses                        16,300       18,975       41,525       61,540       69,343
                                             ---------    ---------    ---------    ---------    ---------

Income (loss) from operations                  (10,845)     (18,738)     (42,616)     (83,194)     (46,702)
 Interest expense                                 (687)      (2,249)      (2,457)      (1,946)      (4,629)
 Gain on sale of a subsidiary (5)                   --           --           --        9,814           --
 Gain on extinguishment of debts                    --        6,499        1,393           --        1,890
 Other income (expense), net (6)                 8,252        3,739       (1,312)        (619)      (3,736)
                                             ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
 operations before income taxes,
 and cumulative effect of change
 in accounting principle                        (3,280)     (10,749)     (44,992)     (75,945)     (53,177)
Provision (benefit) for income
 taxes (7)                                          --           --         (470)        (618)      10,917
                                             ---------    ---------    ---------    ---------    ---------
Loss from continuing
 operations before cumulative
 effect of change in accounting principle       (3,280)     (10,749)     (44,522)     (75,327)     (64,094)
Discontinued operations (8:
Loss from operations                               (40)        (581)      (4,284)        (211)      (4,321)
Loss on disposal                                    --       (1,556)          --           --           --
                                             ---------    ---------    ---------    ---------    ---------
                                                (3,320)     (12,886)     (48,806)     (75,538)     (68,415)
Cumulative effect of changes in
accounting principles (9)                           --           --       (5,500)          --       (1,534)
                                             ---------    ---------    ---------    ---------    ---------

Net loss                                        (3,320)     (12,886)     (54,306)     (75,538)     (69,949)
                                             ---------    ---------    ---------    ---------    ---------

Preferred stock accretions (10)                 (2,392)      (1,521)          --           --           --
Preferred stock dividends                         (156)          --           --           --           --
                                             ---------    ---------    ---------    ---------    ---------
Net loss attributable to common
stockholders                                 $  (5,868)   $ (14,407)   $ (54,306)   $ (75,538)   $ (69,949)
                                             =========    =========    =========    =========    =========
PER SHARE DATA (11):

Basic and diluted  (loss) from continuing
 operations per common share                 $   (0.56)   $   (6.80)   $  (52.28)   $ (136.54)   $ (123.15)
Basic and diluted (loss) from discontinued
 operations per common share                     (0.00)       (1.18)       (5.03)       (0.38)       (8.30)
Cumulative effect changes in
 accounting principles                              --           --        (6.46)          --        (2.95)
                                             ---------    ---------    ---------    ---------    ---------
Basic and diluted net loss per
 common share                                $   (0.56)   $   (7.98)   $  (63.77)   $ (136.92)   $ (134.40)

                    BALANCE SHEET DATA (AMOUNTS IN THOUSANDS)

                                     2004        2003        2002         2001        2000
                                  ----------------------------------------------------------
Cash and cash equivalents         $   2,280   $   6,185   $   1,616    $   7,103   $  27,541
                                  =========   =========   =========    =========   =========
Working capital                       1,283      (2,075)     (2,356)     (10,185)     76,823
                                  =========   =========   =========    =========   =========
Total assets                         25,423      34,565      35,723       92,234     216,219
                                  =========   =========   =========    =========   =========
Long-term debt                           --          --      24,488          769      30,290
                                  =========   =========   =========    =========   =========
Redeemable preferred stock (10)       6,106       4,231          --           --          --
                                  =========   =========   =========    =========   =========
Accumulated deficit                (368,885)   (363,174)   (348,766)    (294,460)   (218,922)
                                  =========   =========   =========    =========   =========
Stockholders' equity (deficit)    $   7,508   $   9,753   $ (15,350)   $  24,256   $  95,247
                                  =========   =========   =========    =========   =========

                        NOTES TO SELECTED FINANCIAL DATA

(1) In 2004, this caption reflects charges of approximately $1.1 million for contractual losses and obsolescence of uncontracted inventory purchases. In 2003, this caption reflects charges of approximately $3.4 million related to excess and obsolete inventory. In 2002, this caption reflects charges of approximately $5.8 million related to excess and obsolete inventory. In 2001, this caption reflects charges of approximately $30 million related to excess inventory and inventory purchase commitments. In 2000, this caption reflects charges of $21.7 million related to excess inventory and purchase commitments.

(2) In 2001, this caption reflects a $11.6 million charge for bad debt arising from the bankruptcy of a customer.

(3) In 2002, 2001 and 2000, this caption reflects impairment and amortization charges made to our goodwill carrying value of $11.4 million, $8.0 million and $19.6 million, respectively.

(4) In 2003, this caption reflects restructuring charges that were recorded due to exiting certain product lines. Restructuring charges were expensed when the loss was estimable and incurred.

(5) In 2001, this caption reflects a realized gain on the sale of our RT Masts subsidiary.

(6) In 2004, this caption reflects a restructuring gain of $7.5 million related to a contract settlement.

(7) In 2000, this caption includes a $9.9 million charge to income tax expense, representing an increase in the valuation allowance against the carrying value of deferred tax assets.

(8) We sold our PCNS subsidiary in 2003, which resulted in a loss of $1.5 million and accounted for the transaction as a discontinued operation. In accordance with applicable accounting standards, we restated our financial statements for all periods presented to exclude the operations of PCNS from continuing operations for all periods presented.

(9) In 2002, this caption reflects a $5.5 million charge representing the cumulative effect of our change in accounting principle for accounting for goodwill. In 2002, this caption reflects a non-cash charge of approximately $1.5 million for the cumulative effect of the accounting change made to comply with SEC revenue recognition standards contained in Staff Accounting Bulletin SAB.101.

(10) The carrying value of our redeemable preferred stock is discounted for the allocation of proceeds to warrants that were issued concurrent with the sale of redeemable preferred stock and beneficial conversion features embedded in the convertible instrument. We are accreting the redeemable preferred stock to its redemption value through periodic accretions that increase preferred stock and decrease retained earnings. We are required to display preferred stock accretions as an increase to loss applicable to common stockholders.

(11) The per share amounts have been restated to give effect to a one-for-30 reverse stock split on July 19, 2004. The numerator for calculation of net loss per common share from continuing operations is our net loss from continuing operations for the respective period, less preferred stock dividends and accretions. The numerator for the calculation of net loss per common share from discontinued operations is our net loss from discontinued operations. The numerator for calculation of the per common share effect of the cumulative effects of accounting changes is the charge associated with the change in accounting principle. In all instances, the denominator, weighted average common shares outstanding, does not include stock options with an exercise price that exceeds the average fair market value of the underlying Common Stock or other dilutive securities because the effect would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" beginning on page 28 of this Annual Report on Form 10-K.

OVERVIEW

         We currently supply broadband wireless equipment and services for use in telecommunications networks. We currently ship 2.4 GHz and 5.8 GHz spread spectrum (unlicensed) radio systems, as well as 7 GHz, 13 GHz, 14 GHz, 15 GHz, 18 GHz, 23 GHz, 26 GHz, and 38 GHz point-to-point radio systems. In the first quarter of 2003, we decided to exit the services business. Accordingly, this business is reported as a discontinued operation.

         Summary of Operations.

         We have incurred substantial losses in recent years. During the years ended December 31, 2004, 2003, and 2002, we recorded net losses from continuing operations of ($3.3) million, ($10.7) million, and ($44.9) million, respectively. While we achieved revenue growth in the year ended December 31, 2004 compared to the year ended December 31, 2003, lower average selling prices have continued to impact our operating results in 2004 compared to 2003 and prior periods. As a result, we continued to reduce operating and other costs throughout 2004. For example, in the second quarter of 2004, we restructured our Italian operations conducted by P-Com Italia, S.p.A. Under the restructuring plan, certain refurbishment operations have been outsourced to NORT S.r.L, an Italian third-party contract manufacturer. The outsourcing arrangement is in addition to arrangements to outsource manufacturing of our point - to - point and spread spectrum products entered into in the first quarter of 2004, which resulted in lower costs of manufacturing those product lines.

         The continued curtailments in capital spending among telecommunication carriers in the United States, Europe, and many parts of Asia and Latin America countries, together with our customer concentration, and the intense competition from leading telecommunications equipment and technology suppliers, has resulted in lower average selling prices. As a result, it is uncertain whether we will be able to achieve sales volumes for certain of our point - to - point products in 2005 necessary to justify continued development of these products. Because of this uncertainty, management is currently evaluating whether to continue to support the development of these products. See Restructuring Activities below. In the interim, management is focused on increasing sales of our unlicensed products and certain of our higher margin license products (including refurbished licensed products), and strengthening our relationship with third party product providers. In the event that we are unable to materially increase sales as a result of these efforts, and in the absence of a material restructuring of our product lines, we will continue to incur substantial net operating losses.

         Summary of Liquidity and Capital Resources.

         We used ($9.1) million, ($5.9) million and ($14.5) million cash, respectively, in supporting our operating activities during the years ended December31, 2004, 2003 and 2002, respectively. Our financing activities generated $4.7 million, $11.9 million and $8.0 million during the years ended December 31, 2004, 2003 and 2002, respectively. Based upon current internal projections at current operating levels, and taking account of current working capital, we will have a cash shortfall of approximately $4.0 million in our operations during the year ended December 31, 2005. In addition, we estimate that our current cash reserves will be exhausted by the second quarter of the year ended December 31, 2005. There are currently no committed funding arrangements to support this projected cash shortfall. Our projected sources of working capital that were utilized in our operating model includes the following:

      o We have an unused $4.0 million line of credit with Silicon Valley Bank that expires in September 2005. This Credit Facility has significant terms and conditions that will limit our ability to draw funds. Available borrowing under the Credit Facility is based on our accounts receivable. At December 31, 2004, available borrowings under the Credit Facility were approximately $1.8 million, and are declining.

      o We have an outstanding commitment for $1.7 million in debenture financing, which, according to the original terms was due to us by December 31, 2004. We are currently negotiating the conditions necessary to obtain the $1.7 million financing, in light of our deteriorating financial condition and results of operations. There are no assurances that we will receive these funds.

         Our ability to continue as a going concern for a reasonable period at current operating levels is dependent upon acquiring additional cash through financing arrangements. While we are actively seeking additional equity and/or debt financing, there are currently no commitments. There can be no assurances that any additional financing will be available on acceptable terms, if at all. Accordingly, we are actively engaged in the development of a formal restructuring plan that will significantly curtail current spending, and substantially reduce liabilities and operating and other costs. The plan is subject to the approval of the Company's Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005. See Restructuring Activities below.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of out financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates frequently. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies are significant in the preparation of our consolidated financial statements:

Revenue Recognition

         Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product, provided no significant obligations remain and collection is probable. Revenue from out-of-warranty repair is recognized upon replacement of the defective unit with a repaired unit to the customers. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized.

Allowance for Doubtful Accounts

         We maintain an allowance for doubtful accounts for estimated losses on customer accounts. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. In order to limit our credit exposure, we often require irrevocable letters of credit and even prepayment from certain of our customers before commencing production.

Inventory

         Our inventory is required to be stated at the lower of our cost or recoverable value. Demand from our customers is highly unpredictable, and can fluctuate significantly as a result of factors beyond our control. In addition, our inventories include parts and components that are specialized and subject to rapid technological obsolescence. Finally, we may purchase inventories in advance of a customer's formal order if we believe the risk of loss is not probable. As a result of these conditions, we maintain an allowance for inventories. We assess our inventory carrying value and reduce it if necessary, on a specific identification basis. However, such process requires subjective estimates.

Impairment of Long Lived Assets, Other Than Goodwill

         In the event that certain facts and circumstances indicate that the long-lived assets or goodwill may be impaired, an evaluation of recoverability would be performed. When an evaluation of long lived assets other than goodwill becomes necessary, we conduct a probability analysis based on the weighted future undiscounted cash flows associated with the asset or at the lowest discernable level of cash flows. The results are then compared to the carrying amounts to determine if impairment charges require calculation. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line.

Impairments of Goodwill

         Goodwill resulting from the purchase of substantially all the assets of Speedcom Wireless Corporation will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which is at the enterprise level. The annual goodwill impairment test has two steps. The first step identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that we determine that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach during the current year.

Accounting For Income Tax Valuation Allowances

         We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized in future periods. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period that determination was made.

YEARS ENDED 2004, 2003 AND 2002

Sales

         In 2004, 2003 and 2002, our sales were approximately $24.2 million, $20.8 million and $29.7 million, respectively. The 16% increase in sales from 2003 to 2004 was primarily due to increased shipments to one customer, which generated approximately 25% of our total sales, or $6.2 million. We do not anticipate generating the same level of sales to this customer in 2005.

         Sales of licensed products in 2004, including refurbished radios, was $19.1 million, or 79% of total sales, while sales of unlicensed products was $5.1 million, or 21% of total sales. We currently expect the demand for unlicensed wireless equipment to increase, as unlicensed equipment is generally less expensive and the spectrum is free. Demand for licensed wireless equipment has not significantly increased since 2000, when spending on telecommunications equipment peaked, and competition has intensified. We are currently evaluating divesting certain unprofitable product lines, which may include certain of our licensed wireless products. We will, however, continue the sale of refurbished licensed products in connection with our repair and maintenance business. See Restructuring Activities, below. Divesting certain product lines would reduce our future revenue. Any divestiture activities would be subject to the approval of our Board of Directors.

         Sales of refurbished licensed products in 2004 were $11.2 million, or 46% of total sales, and 58% of total sales of licensed products. As a percentage of total sales and total sales of licensed products, sales of refurbished licensed products are anticipated to increase in 2005 relative to 2004 as a result of the decrease in sales of new licensed products anticipated in 2005.

         The 30% decrease in sales from 2002 to 2003 was primarily due to decreased shipments to China and South East Asia, which decreased to $5.8 million in 2003, compared to $15.0 million in 2002. The decrease was principally caused by the increased competition in the region, and economic conditions exacerbated by the SARS epidemic.

         Sales to Orange Personal Communications Services accounted for 13%, 18% and 11% of total sales in 2004, 2003 and 2002, respectively. Sales to MynTahl Corporation accounted for 0%, 13% and 14% of total sales in 2004, 2003 and 2002, respectively. Sales to T-Mobile (previously known as Mercury-One-to-One) accounted for 12%, 12% and 4% of 2004, 2003 and 2002 sales, respectively.

         During 2004, we generated 11% of our sales in the United States, 23% in the United Kingdom, 21% in continental Europe, 14% in Asia, 25% in Latin America and 6% in other geographical regions. During 2003, we generated 8% of our sales in the United States, 31% in the United Kingdom, 18% in continental Europe, 32% in Asia, 7% in Mexico and 4% in other geographical regions. During 2002, we generated 10% of our sales in the United States, 20% in the United Kingdom, 15% in continental Europe, 51% in Asia, and 4% in other geographical regions.

Gross Profit

         Cost of sales consists primarily of costs related to materials, labor and overhead, freight and duty. Cost of sales amounted to $18.7 million, $20.6 million and $30.8 million during the years ended December 31, 2004, 2003, and 2002, respectively. In 2004, 2003, and 2002, gross profit (loss) was $5.5 million, $0.2 million, and $(1.1) million, respectively, or 23%, 1%, and (4%), respectively.

         In 2004, 2003 and 2002, cost of sales and gross margins were negatively affected by inventory and other related charges of $.9 million, $3.7 million, and $5.8 million, respectively (see "Restructuring and Other Charges" below). Product gross profit as a percentage of product sales, not including the effect of the inventory charges described above, was approximately 26%, 19%, and 15%, in 2004, 2003, and 2002, respectively. The higher gross margin in 2004 was principally due to higher levels of revenue attributable to sales of higher margin refurbished licensed product sales and the lower cost of outsourced manufacturing by NORT in our former Italian operations. The NORT arrangement, which was executed in June 2004 is expected to have a continuing beneficial effect on gross margins. The higher gross margin in 2003 over 2002 was principally due to a higher percentage of revenue attributable to refurbished licensed product sales, which contributes a higher gross margin than the gross margin attributable to new product sales.

         As further discussed under Restructuring Activities, below, our impending restructuring plans are expected to include the divestiture of certain licensed product lines, other than refurbished licensed products, which will have the effect of further reducing our overall operating costs. Divesting certain product lines may result in inventories becoming excessive and subject to markdown. If markdowns are necessary, such amounts will be recorded as a component of cost of sales when they are estimable.

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

         In 2004, 2003 and 2002, research and development expenses were approximately $5.0 million, $6.1 million and $12.7 million, respectively. As a percentage of product sales, research and development expenses decreased from 29% in 2003 to 20% in 2004, primarily due to increased revenue and decreases in research and development spending. As a percentage of sales, research and development expenses decreased from 43% in 2002 to 29% in 2003, primarily due to discontinuation of research on the point-to-multipoint product line. Research and development expenses in 2002 were significant due to the substantial final development efforts on the new Encore point - to - point and AirPro Gold spread spectrum products in preparation for commercial rollout of this product line in 2003.

Selling and Marketing

         Selling and marketing expenses consist of salaries, sales commissions, travel expenses, customer service and support expenses, and costs related to business development and trade shows. In 2004, 2003, and 2002, selling and marketing expenses were $6.8 million, $3.6 million, and $6.6 million, respectively. As a percentage of sales, selling and marketing expenses increased from 17% in 2003 to 28% in 2004, primarily due to increased payroll, travel and commissions expenses. As a percentage of sales, selling and marketing expenses decreased from 22% in 2002 to 17% in 2003, primarily due to headcount reductions and cost cutting programs that were put in place during the restructuring.

General and Administrative

         General and administrative expenses consist primarily of salaries and other expenses for management, as well as finance, accounting, data processing, public company costs, legal, and other professional services. In 2004, 2003, and 2002, general and administrative expenses, were $4.6 million, $5.6 million, and $10.7 million, respectively. As a percentage of sales, general and administrative expenses decreased from 27% in 2003 to 19% in 2004 due to reduced consulting, underwriting fees and other services. As a percentage of sales, general and administrative expenses decreased from 36% in 2002 to 27% in 2003 due to headcount reductions, lower levels of external professional fees, and other cost cutting programs implemented during the year.

         On March 10, 2005, the Company's Chief Executive Officer, Samuel Smookler, resigned as Chief Executive Officer and a director of the Company. The Board of Directors is currently negotiating the terms of his severance arrangements. Under the terms of his existing Agreement, Mr. Smookler may be entitled to receive severance payments totaling $250,000. In addition, his incentive stock option to acquire 80,000 shares of common stock vests immediately. The Company will record the negotiated severance expense effective with the date of termination during the first fiscal quarter in the year ended December 31, 2005. The acceleration in vesting of Mr. Smookler's incentive stock options is not considered a modification and, therefore, no expense will be recorded, because acceleration upon termination was provided for in his original employment agreement. See also Restructuring Activities, below.

Restructuring Activities

         We are actively engaged in the development of a formal restructuring plan that will significantly curtail current spending, and substantially reduce liabilities and operating and other costs. The plan is subject to the approval of our Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005.

         The restructuring plan is expected to include significant reductions in costs, including the suspension or curtailment of certain research and development efforts, reductions in headcount, restructuring of committed costs, such as leasing arrangements, and the curtailment of activities in certain foreign locations. The plan is also expected to include the divestiture of certain unprofitable product lines, which will have the effect of further reducing overall costs. Finally, the plan will likely include the designation of additional preferred stock that will be used to restructure certain liabilities and existing preferred stock of the Company.

         Many of the individual components of the restructuring plan will result in charges to operations and, in some instances, the use of a portion of the Company's remaining cash reserves. The associated amounts have not yet been determined. However, under current accounting standards for restructuring and exit activities, the Company will generally be required to determine the amounts and the timing of recognition of the cost components individually. Expenses associated with employee severance costs will not be recorded before the date that the Board of Directors approves the formal plan (the "Commitment Date"). Subsequently, severance costs will be recognized when employee groups are identified and the severance benefits are communicated. Divesting certain product lines may result in inventories becoming excessive and subject to markdown evaluation. If markdowns are necessary, such amounts will be recorded as a component of cost of sales when estimable. Other costs associated with the restructuring plan, such as lease restructuring or other exit costs, generally will be recognized when the costs are incurred through contract execution or otherwise.

         Certain time sensitive elements of our restructuring plan have been initiated at the direction or approval of the Board of Directors. As noted in General and Administrative above, on March 10, 2005, our Chief Executive Officer, Samuel Smookler, resigned, and our former Acting Chief Financial Officer and General Counsel, Daniel W. Rumsey, was appointed Chief Restructuring Officer. We have also commenced efforts to exit or modify certain facilities and operating lease arrangements, as well restructure certain debts and other obligations of the Company.

Restructuring and Other Charges

         We continually monitor our inventory carrying value in the light of the slowdown in the global telecommunications market. This has resulted in a $2.0 million charge to cost of sales for our point - to - multipoint, Tel-Link point
- to - point and Air-link spread spectrum inventories during the second quarter of 2003. In the first quarter of 2003, we recorded a $3.4 million inventory related charge to cost of sales, of which $2.0 million was related to its point
- to - multipoint inventories. These charges were offset by credits of $1.8 million in the second quarter associated with a restructurings of accounts payable and purchase commitment liabilities arising from vendor settlements.

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

         A summary of inventory reserve activities is as follows:

                                                                Inventory
                                                                 Reserve
                                                                ---------
              Balance at January 1, 2004                        $  27,119
              Additions charged to Statement of Operations            916
              Deductions from reserves                             (3,746)
                                                                ---------
              Balance at December 31, 2004                      $  24,289

         In the fourth quarter of 2002, we determined that there was a need to reevaluate our inventory carrying value in light of the continuing worldwide slowdown in the global telecommunications market, especially with regard to an assessment of future demand for our point - to - multipoint product range. This resulted in a $5.8 million inventory charge to product cost of sales, of which $5.0 million was for point - to - multipoint inventories, and $0.8 million was for spread spectrum inventories.

Change in Accounting Principle

         Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies accounted for as purchase business combinations. We adopted SFAS 142 on January 1, 2002, and, as a result, discontinued recording goodwill amortization; although we did record a transitional impairment charge of $5.5 million in the first quarter of 2002, representing the difference between the fair value of expected cash flows from the services business unit, and its book value.

Goodwill Amortization and Impairment

         We accounted for the SPEEDCOM purchase transaction using the purchase method of accounting. Under the purchase method of accounting, the total purchase price, plus the fair value of assumed liabilities, is allocated to the net tangible and identifiable intangible assets acquired, based upon their respective fair values. The total purchase price of approximately $7,514,000 consisted of 2,116,666 shares of our Common Stock, valued using market values for such shares around the commitment date ($3.42). The acquisition resulted in goodwill of approximately $12.0 million, because the value of the assumed liabilities exceeded the value of the tangible assets acquired.

         In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill resulting from the purchase, if any, will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. In the event that we determine that the value of goodwill has become impaired, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill was recorded in 2004 or 2003 because the enterprise value of the combined business units exceeded the goodwill-carrying amount.

         In 2002, we reviewed the carrying value of goodwill related to the services business unit, and based upon its assessment of future cash value of revenue flows and the current depressed business condition of the telecommunications services market, recorded an $11.4 million impairment charge in the fourth quarter of 2002.

Loss on Discontinued Business

         In the first quarter of 2003, we decided to exit our service business, P-Com Network Services, Inc. ("PCNS"). Accordingly, this business is reported as a discontinued operation and we recorded losses from its operations for the year ended December 31, 2003 and 2002. On April 30, 2003, we entered into an Asset Purchase Agreement with JKB Global, LLC to sell certain assets of PCNS. P-Com guaranteed PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB Global, LLC, JKB Global, LLC agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease required JKB Global, LLC to pay less than the total amount of rent due under the terms of the master lease. As a result, we remained liable under the terms of the guaranty for the deficiency, and the total obligation under the terms of the master lease was approximately $1.5 million. This amount was accrued in the second quarter of 2003 as loss on disposal of discontinued operations. In September 2003, we entered into an agreement to terminate the premises lease in consideration for the payment to the landlord of $240,000.

Interest Expense

         In 2004, 2003 and 2002, interest expense was $0.7 million, $2.2 million and $2.5 million, respectively. In 2004 and 2003, interest expense primarily related to the borrowings on the credit facility with the Bank, the issuance of the Convertible Notes, amortization of discount on promissory notes, and interest on equipment leases. In 2002, interest expense primarily related to the borrowings under the Credit Facility, the 4.25% Convertible Subordinated Notes, the issuance of the Convertible Notes, note conversion expenses and interest on equipment leases. Approximately $0.8 million was charged to interest expense in 2002 related to conversion of the 4.25% Convertible Subordinated Notes to Common Stock, in compliance with SFAS 84.

Other Income (Expense), Net

           In 2004, other income, net, related primarily to a gain on the settlement of a contract of $7.5 million. In 2003, other income, net, related primarily to exchange gain arising from the depreciation of the United States dollar against the Euro and British pound of $0.9 million, gain on disposals of property and equipment of $1.1 million, and gain on vendor settlements of $2.2 million. These were partially offset by miscellaneous other losses.

         In 2002, other expense, net, related primarily to losses on vendor settlements of $1.2 million, and writing-off of a notes receivable of $0.8 million. These were partially offset by exchange gain arising from Euro and British pound denominated receipts when these currencies appreciated against the United States dollar and other miscellaneous income.

Gain (loss) on Debt Extinguishment

         In the second quarter of 2003, we repurchased a portion of our 7% Convertible Subordinated Notes with a face value of $2.3 million, in exchange for property and equipment valued at $0.8 million, resulting in a gain of $1.5 million. In the third quarter of 2003, we redeemed the remaining 7% Convertible Notes plus interest totaling $21.1 million, in exchange for Series B Preferred Stock with a valuation of $11.6 million. The amount of unamortized deferred financing expense of $750,000 was also written-off as part of this transaction, which resulted in a gain of $8.8 million. In the fourth quarter of 2003, we converted Series C Preferred Stock with a face value of $2.2 million, in exchange for Common Stock valued at $6.0 million on the commitment date of the transaction, resulting in a loss of $3.8 million.

         In the second quarter of 2002, we repurchased 4.25% Convertible Subordinated Notes with a face value of $1.75 million for approximately $367,000 in cash.

Provision (Benefit) For Income Taxes

         There was no provision for income tax in 2004 and 2003, because the Company incurred net operating losses during the year and the realization of benefits is future years does not rise to the more likely than not standard. In 2002, P-Com recorded a net tax benefit of $(0.5) million, relating to recovery of prior year's federal income tax, offset by income taxes attributable to foreign jurisdictions that had local taxable income for the year.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception in August 1991, we have financed our operations and capital requirements principally through net proceeds of approximately $97.2 million from its initial and two follow-on public offerings of our Common Stock; $113.1 million from private placements of our Common Stock and the exercise of Warrants; $44.6 million from five Preferred Stock financings; $97.5 million from the 4.25% Notes issued in 1997; $3.3 million from the issuance of debentures; and borrowings under bank lines of credit and equipment lease arrangements.

         Cash Used in Operations. In 2004, we used approximately $9.1 million of cash in operating activities, primarily due to our net loss of $3.3 million, a non-recurring gain on vendor settlements of approximately $8.5 million, and reductions in accounts payable and other accrued liabilities of $2.3 million, offset by depreciation expenses and inventory charges of $2.4 million and lower receivables, and other assets of $2.4 million.

         In 2003, we used approximately $5.9 million of cash in operating activities, primarily due to our net loss of $14.4 million, and a $6.5 million non-cash gain arising from the redemption of the Convertible Notes, plus a $2.1 million of non-cash gain from vendor settlements. These amounts were offset by a $3.7 million non-cash loss related to inventory and related charges, $3.1 million of property and equipment impairment charges, and depreciation expenses of $3.9 million. Significant contributions to cash flow resulted from a net reduction in inventories of $2.5 million, a net reduction in prepaid and other current assets of $1.2 million, offset by a net decrease of other accruals and accounts payable totaling $2.1 million.

         Cash from Investing Activities. During 2004, we received $0.6 million from the sale of property and equipment of $0.9 million, offset by new acquisitions of $0.3 million. In 2003, we used approximately $0.7 million of cash from investing activities, due principally to $1.6 million paid for the acquisition of SPEEDCOM Wireless Corporation, plus $0.2 million related to the acquisition of property and equipment, offset by changes in the net assets of discontinued operations of $0.6 million.

         Cash from Financing Activities. In 2004, we received $4.7 million through financing activities. This was due primarily to $3.3 million of proceeds from the issuance of debentures and $2.4 million net proceeds from the Special Warrant Offering, offset by $1.0 million of capital lease payments.

         In 2003, we generated $11.9 million of cash flows from financing activities, primarily through the receipt of $15.1 million from Preferred Stock and bridge note financings, as more particularly described below, and $0.3 million from the receipt of proceeds from the sale of Common Stock. These were offset by payments of $2.6 million to the Bank under the Credit Facility, a payment of $0.8 million to redeem certain promissory notes assumed as a result of the acquisition of Wave Wireless, and payments of $0.2 million to lessors under capital leases.

         On March 26, May 28, and July 18, 2003, we completed bridge financing transactions in which it issued $1.5 million, $0.3 million and $0.9 million, respectively, of 10% convertible promissory notes with a maturity date of one year from the date of issuance (the "Bridge Notes"). The Bridge Notes were subordinated to amounts due under the Credit Facility, but senior to the Convertible Notes. The Bridge Notes were converted into shares of Series C Convertible Preferred Stock, in connection with the Series C Financing, as discussed below.

         On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share.

         On October 3 and December 18, 2003, we raised approximately $13.8 million from the issuance and sale of its Series C Convertible Preferred Stock (the "Series C Financing"), resulting in net proceeds of approximately $9.9 million after deducting expenses related to the Series C Financing, and payment of certain claims related to our restructuring.

         Contractual Obligations. The following summarizes P-Com's contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

                             Less Than   One to      Three to     After
 Obligations (in $000):      One Year  Three Years  Five Years  Five Years    Total
------------------------------------------------------------------------------------
Non-cancelable operating
  lease obligations          $ 1,750     $   638     $   638     $ 1,599     $ 4,625
Agilent note payable           1,103         300          --          --       1,403
Siemens note payable             300         100          --          --         400
Promissory note                1,676       1,441          --                   3,117
Purchase order commitments     2,391          --          --          --       2,391
                             -------     -------     -------     -------     -------
Total                        $ 7,220     $ 2,479     $   638     $ 1,599     $11,936
                             -------     -------     -------     -------     -------

         We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our working capital requirements for our operations and our internal free cash flow from operations.

         Available Borrowing. On September 17, 2004, we renewed our Credit Facility with the Bank for an additional year, until September 17, 2005. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of P-Com. P-Com has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of December 31, 2004, no amounts were due the Bank under the Credit Facility.

         We have an unsecured overdraft line with a bank in Italy, for borrowings up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. As of December 31, 2004, there were no amounts drawn under this facility.

         Current Liquidity. At December 31, 2004, we had working capital of approximately $1.3 million, compared to negative working capital of approximately $2.1 million at December 31, 2003.

         Our principal sources of liquidity at December 31, 2004 consisted of available borrowings under our Credit Facility, and approximately $2.3 million of cash and cash equivalents, compared to approximately $6.2 million in cash and cash equivalents at December 31, 2003. Available borrowings under the Credit Facility as of December 31, 2004 were approximately $1.8 million. The existing cash balance is principally derived from the issuance of debentures in the principal amount of $3.3 million in November 2004.

         Our cash position is deteriorating. Considering our projected cash requirements based upon current operating levels, our available cash resources will be insufficient by approximately $4.0 million to allow us to continue as a going concern at current operating levels. In addition, at current operating levels, management estimates that our current cash reserves will be exhausted by the second quarter of the Company's year ended December 31, 2005. We will be required to borrow from our existing Credit Facility, which has limitations, as well as raise additional equity and/or debt financing in order to continue. There are currently no formal committed financing arrangements to support this projected cash shortfall. These negative trends and conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

         Our ability to continue as a going concern for a reasonable period at current operating levels is dependent upon acquiring additional cash through financing arrangements. While we are actively seeking additional equity and/or debt financing, there are currently no commitments. There can be no assurances that any additional financing will be available on acceptable terms, if at all. Accordingly, as discussed under Restructuring Activities, above, we are actively engaged in the development of a formal restructuring plan that will significantly curtail current spending, and substantially reduce our liabilities and operating and other costs. The plan is subject to the approval of the Company's Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005.

         There can be no assurance that our restructuring plan will be successful. Accordingly, we are also evaluating the merits of a strategic acquisition or other transaction that would substantially improve our liquidity and capital resource position, as well as the merits of an outright sale of our business. If ultimately required, there can also be no assurances that these actions will be successful.

         Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company's current financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

         In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the methodology for adoption on the impending effective date

                      CERTAIN RISK FACTORS AFFECTING P-COM

           An investment in our Common Stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, including the financial statements and the related notes, before you decide whether to invest in our Common Stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

           RISKS RELATED TO P-COM'S FINANCIAL CONDITION AND OPERATIONS

WE NEED ADDITIONAL FINANCING.

Our core business product sales are still significantly below levels necessary to achieve positive cash flow, and have deteriorated. From inception to December 31, 2004, our aggregate net loss is approximately $368 million. Our cash position has declined to $2.3 million at December 31, 2004, and is deteriorating. We had positive working capital of $1.3 million as of December 31, 2004. We recently obtained a commitment for an additional $5.0 million in debt financing (the "Debenture Facility"), and have borrowed $3.3 million as of December 31, 2004 under the Debenture Facility. The parties are currently negotiating the conditions necessary to obtain the additional $1.7 million under the Debenture Facility, in light of our deteriorating financial condition and results from operations. Even if we are able to borrow the additional $1.7 million under the Debenture Facility, existing borrowing availability under our credit facility and available cash are anticipated to meet our liquidity requirements through the end of the first quarter, requiring us to secure additional debt or equity capital and/or significantly restructure our business to continue as a going concern beyond such period. To address our liquidity requirements, we are actively engaged in the development of a formal restructuring plan that will significantly curtail current spending, and substantially reduce liabilities and operating and other costs. We also currently plan to raise additional equity and/or debt capital. No assurances can be given that we will be successful in our restructuring plans, or in our attempts to raise additional debt or equity financing.

OUR CURRENT BUSINESS AND FINANCIAL CONDITION RAISE DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent accountants' opinion on our 2004 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. The financial statements included in this annual report have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments that might result if the Company were required to cease operations. These adjustments would include, among other things, a write-down in the value of the Company's assets from book value to liquidation value.

To continue as a going concern, we will have to significantly increase our sales, decrease costs and possibly induce creditors to forebear or to convert to equity, raise additional equity and/or debt financing, or significantly restructure our business. We may not accomplish these tasks. If we are unable to raise additional debt or equity financing, or significantly restructure our business, we will be unable to continue as a going concern.

OUR BUSINESS CANNOT BE SUSTAINED AT THE CURRENTLY DEPRESSED SALES LEVELS.

Our customers, particularly systems operators and integrated system providers, have not significantly increased their capital spending and orders to suppliers such as us, and in general are not currently building out any significant additional infrastructure. We do not believe that our core products sales levels can sufficiently recover unless there is significant improvement in the worldwide telecommunications equipment industry, which may never happen. Until product sales levels can sufficiently recover, our business, financial condition and results of operations will continue to be adversely affected. We must obtain additional financing and/or significantly restructure our operations to sustain our business at the currently depressed sales levels.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event we are unable to raise additional debt or equity financing during the next thirty days, significantly restructure our business, or otherwise improve our liquidity position, we will not be able to continue as a going concern. Our future capital requirements will depend upon many factors, including the general state of the telecommunications equipment industry, development costs of new products and related software, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. The Company's history of substantial operating losses could also severely limit our ability to raise additional financing.

If the Company is unable to increase sales, or obtain additional equity or debt financing, the Company may be required to close business or product lines, further restructure or refinance our debt or delay, or further scale back or eliminate our research and development program, or manufacturing operations. We may also need to obtain funds through arrangements with partners or others that may require us to relinquish our rights to certain technologies or potential products or other assets. Our inability to obtain capital, or our ability to obtain additional capital only upon onerous terms, could seriously damage our business, operating results and financial condition.

WE MAY NOT BE ABLE TO REPAY OUR EXISTING DEBT AND ANY REPAYMENT OF OUR DEBT WITH SHARES OR BY RAISING ADDITIONAL FUNDS MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

At March 3, 2005, the Company owed, excluding accrued but unpaid interest, an aggregate amount of $3.3 million to SDS Capital Group SPC, Ltd ("SDS"), and it is anticipated that such indebtedness will increase to $5.0 million prior to the end of the second quarter of 2005. Interest accrues on such debt at an annual interest rate of 7%, increasing to 8% on July 1, 2005 and 10% on April 1, 2006 through the maturity date of the loan, December 31, 2006. If the Company is unable to generate sufficient cash flow from its operations, secure funds from the capital markets or lenders or restructure its debt to SDS, the Company will not be able to continue as a going concern.

We may make the principal and interest payments under our Debenture Facility in either shares of the Company's common stock, cash or a combination of both. The number of shares of common stock that may be used to pay the quarterly installments is capped at 6,000,000 shares of common stock. We currently do not have enough cash to make the required payments under the Debenture Facility and anticipate making the vast majority if not all of the payments in shares of our common stock. In addition, given the recent price for our common stock, if we make the required amortization payments on the Debenture Financing using our common stock, or raise additional funds by issuing equity securities, additional significant dilution to our stockholders will result.

WE MAY NOT BE ABLE TO REPAY THE DEBENTURE FACILITY INSTALLMENT PAYMENTS IN SHARES OF OUR COMMON STOCK.

Under our Debenture Facility, we may not issue shares of common stock to make the quarterly installment payments if the issuance of such shares would result in SDS beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act) more than 9.9% of all of the common stock outstanding at such time. SDS may waive this ownership blocker but it is not obligated to do so. In the event that we are prevented from making an installment payment in shares of common stock due to the ownership blocker and SDS does not waive compliance with this provision, then we may default on our payment obligations under the Debenture Facility. Also, the terms of the Debenture Facility limit the number of shares of common stock that we may issue as quarterly installment payments to 6,000,000 shares. If we make the required payments in shares of common stock, given the Company's current stock price, we will reach the share cap. In such event, if SDS does not waive the share cap, then we may default on our payment obligations under the Debenture Facility.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF OUR SALES AND WITH RESPECT TO MANY OF OUR PRODUCTS, OUR SALES CYCLE IS LENGTHY. THE LOSS OF OR REDUCTION IN SALES TO ANY OF OUR CUSTOMERS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the year ended December 31, 2004 and December 31, 2003, sales to our top four customers accounted for 65% and 56% of total sales, respectively. One of those customers, representing approximately 25% of total sales during the twelve months ended December 31, 2004, has recently advised the Company of its intent to purchase products from another provider. We expect that a limited number of customers will continue to account for a significant portion of our sales for the foreseeable future. The loss of any one of these customers would have an immediate and material adverse effect on our sales. Our ability to maintain or increase our sales in the future will depend, in part on our ability to obtain orders from new customers as well as the financial condition and success of our existing customers, the telecommunications equipment industry and the global economy. The length of time it takes to establish a new customer relationship with respect to our licensed products typically ranges from two to over twelve months. If we are unsuccessful in obtaining significant new customers or if one of our top customers or several small customers cancel or delay their orders for our products, then our business and prospects could be harmed which may cause the price of our common stock to decline. Our customer concentration also results in concentration of credit risk. As of December 31, 2004, five customers accounted for 56% of our total accounts receivable balances. If any one of these customers is unable to fulfill its payment obligations to us, our revenue could decline significantly.

WE ARE INCREASINGLY DEPENDENT ON THE SALE OF REFURBISHED LICENSED PRODUCTS, AND A REDUCTION IN SUCH SALES WILL MATERIALLY HARM P-COM'S RESULTS OF OPERATIONS.

Sales of refurbished licensed products in 2004 were $11.2 million, or 46% of total sales, and 58% of total sales of licensed products. As a percentage of total sales and total sales of licensed products, sales of refurbished licensed products are anticipated to increase in 2005 relative to 2004 as a result of the decrease in sales of new licensed products anticipated in 2005. Total sales of refurbished licensed products may decline over time in the event our customers determine to replace existing radios with new product, rather than send them to us for continued repair and maintenance. In addition, our customers may elect to source refurbished licensed products from third parties rather than us, as was the case in the fourth quarter of 2004 when one of our customers elected to contract with a third party for its refurbished licensed product requirements. Although we were ultimately able to recapture that customer's business, no assurances can be given that we will not lose customers in the future, or that customers will not elect to purchase new licensed products rather than send them to us for repair and maintenance. In the event of a reduction in the sale of refurbished licensed products, our results of operations will be materially harmed.

P-COM FACES SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

We face intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services. These companies include Alcatel Network Systems, Alvarion, Stratex Networks, Ceragon, Ericsson Limited, Harris Corporation-Farinon Division, NEC, Sagem, Nortel, Nokia Telecommunications, SIAE, Siemens, and Proxim. Many of these companies have greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than P-Com. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services. Some of our current and prospective customers and partners have developed, are currently developing or could manufacture products competitive with our products.

The principal elements of competition in our market and the basis upon which customers may select our systems include price, performance, software functionality, perceived ability to continue to be able to meet delivery requirements, and customer service and support. Recently, certain competitors have announced the introduction of new competitive products, including related software tools and services, and the acquisition of other competitors and competitive technologies. We expect competitors to continue to improve the performance and lower the price of their current products and services and to introduce new products and services or new technologies that provide added functionality and other features. New product and service offerings and enhancements by our competitors could cause a decline in our sales or loss of market acceptance of our systems. New offerings could also make our systems, services or technologies obsolete or non-competitive. In addition, we are experiencing significant price competition and we expect that competition will intensify.

P-COM'S OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY DETERIORATING GROSS MARGINS AND SALES VOLUMES.

The intense competition for our licensed products has resulted in a continued reduction in average selling prices. These reductions have not been offset by a corresponding decrease in cost of goods sold, resulting in deteriorating gross margins in some of our product lines. These deteriorating gross margins will continue in the short term. Reasons for the decline include the maturation of the systems, the effect of volume price discounts in existing and future contracts, the intensification of competition, and the recent decrease in sales volumes.

If we cannot significantly reduce costs, develop new products in a timely manner or in the event we fail to achieve increased sales of new products at a higher average selling price, then we will be unable to offset declining average selling prices in many of our product lines. If we are unable to offset declining average selling prices, or achieve corresponding decreases in manufacturing operating expenses, our gross margins will continue to decline.

OUR OPERATING RESULTS HAVE BEEN ADVERSELY AFFECTED BY CONTINUED DECLINE IN CAPITAL SPENDING IN THE TELECOMMUNICATIONS EQUIPMENT INDUSTRY.

The telecommunications equipment industry has experienced a decline in capital spending in recent years, which may continue in the future. Our business has suffered as a result of this decline and will continue to suffer if there is not a significant increase in the amount of capital spending by our customers. We believe that future growth in telecommunications infrastructure will be generated by the entrance of new service providers. However, these new providers may not have the financial resources of existing service providers and may be unable to adequately finance their operations. As a result, these providers may cancel or delay orders for our services and products. Moreover, we often accept purchase orders for our services and products far in advance of shipment, and typically permit orders to be modified or canceled with limited or no penalties. As a result, we are at risk for curtailment or cancellation of purchase orders, which can lead to adverse operating results. Ordering materials and building inventory based on customer forecasts or non-binding orders can also result in large inventory write-offs, such as what occurred in 2000, 2001, 2003 and 2004.

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

WE RELY ON THIRD PARTY MANUFACTURERS AND SUPPLIERS AND ANY FAILURE OF OR INTERRUPTION IN THE MANUFACTURING, SERVICES OR PRODUCTS PROVIDED BY THESE THIRD PARTIES COULD HARM OUR BUSINESS.

We rely on third-party manufacturers for the manufacturing of a substantial portion of our products. We have limited internal manufacturing capacity, which may not be sufficient to fulfill customers' orders, particularly in times of high capital spending and rapid system deployment. Our contract manufacturers may not be able to react to our demands on a timely basis. In addition, certain components and subassemblies necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers. Many of these suppliers are in difficult financial positions as a result of the significant slowdown in the telecommunications equipment industry.

Our reliance on third-party manufacturers and suppliers involves risks. From time to time, we have experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. This inability has been due to a variety of factors, including, in some cases, our financial condition. As a result of our reliance on these third parties, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. Any failure by us, or our contract manufacturers to manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business, financial condition and results of operations.

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

Certain current and prospective customers are delivering services and features that use competing transmission media, such as fiber optic and copper cable, particularly in the local loop access market. To successfully compete with existing products and technologies, P-Com must offer systems with superior price and performance characteristics and extensive customer service and support. Additionally, P-Com must supply these systems on a timely and cost-effective basis, in sufficient volume to satisfy these prospective customers' requirements, in order to induce them to transition to P-Com's technologies. Any delay in the adoption of P-Com's systems and technologies may result in prospective customers using alternative technologies in their next generation of systems and networks. P-Com's financial condition may prevent P-Com from meeting this customer demand or may dissuade potential customers from purchasing from P-Com. Prospective customers may design their systems or networks in a manner that excludes or omits P-Com's products and technology. Existing customers may not continue to include P-Com's systems in their products, systems or networks in the future. P-Com's technology may not replace existing technologies and achieve widespread acceptance in the wireless telecommunications market. Failure to achieve or sustain commercial acceptance of P-Com's currently available radio systems or to develop other commercially acceptable radio systems would materially adversely affect P-Com's business, financial condition and results of operations.

DUE TO OUR INTERNATIONAL SALES AND OPERATIONS, WE ARE EXPOSED TO BUSINESS, POLITICAL, REGULATORY, OPERATIONAL, FINANCIAL AND ECONOMIC RISKS, ANY OF WHICH COULD INCREASE OUR COSTS AND HINDER OUR GROWTH.

As a result of our current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, China, and Latin

America, we face business, political, regulatory, operational, financial and economic risks that are often more volatile than those commonly experienced in the United States. Approximately 92% and 89% of our sales in the year ended December 31, 2003 and December 31, 2004, respectively, were made to customers located outside of the United States.

Risks inherent in our international business activities, include the following:

      o availability of suitable export financing, particularly in the case of large projects which we must ship in short periods;

      o multiple, conflicting and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, foreign currency fluctuations, exchange controls and tariff and other trade barriers;

      o     difficulties in enforcing our rights under foreign laws;

      o costs and risks of localizing systems (homologation) in foreign countries;

      o timing and availability of export licenses, tariffs and other trade barriers;

      o     difficulties in managing distributors;

      o political, economic and social instability, including terrorist activities and the consequences of future geopolitical events, which may adversely affect the markets in which we operate and our ability to insure against these risks;

      o     difficulty in accounts receivable collections;

      o     challenges caused by distance, language and cultural differences;

      o protectionist laws and business practices that favor local businesses in some countries;

      o     foreign tax consequences;

      o foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

      o     price controls;

      o     higher costs associated with doing business internationally; and

      o     difficulties in staffing and managing international operations.

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

WE FACE RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS.

Approximately 89% and 92% of our sales in the year ended December 31, 2004 and December 31, 2003 were made to customers located outside of the United States and a larger portion of our revenues is denominated in foreign currencies. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. For example, a decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for us if we have Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for us on Euro or British pounds sterling denominated sales as our functional currency is in United States dollars. For international sales that we would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could adversely affect our financial condition. We fund our Italian subsidiary's operating expenses, which are denominated in Euros. The current strength of the value of the Euro relative to the U.S. dollar results in more costly funding for our Italian operations, and, as a result, higher cost of production to it as a whole. Conversely, a decrease in the value of the Euro will result in cost savings for us.

Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

OUR SUCCESS IN MANY FOREIGN MARKETS WILL DEPEND ON OUR ABILITY TO ESTABLISH RELATIONSHIPS WITH LOCAL PROVIDERS OF TELECOMMUNICATIONS SERVICES.

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

P-Com is currently evaluating options to consolidate, seek a strategic partner or engage in some other corporate transaction intended to increase stockholder value, any of which could be material to our business, operating results and financial condition. Corporate transactions, including mergers and acquisitions, are risky, are subject to a lengthy process to close and could divert management's time and focus from operating our business. P-Com may not be able to close any strategic transaction on the timetable it anticipates, if at all. If P-Com is unable to complete a corporate transaction, P-Com will incur significant non-recoverable expenses that may have a material adverse effect on P-Com's financial position. If a transaction is completed, it could result in unanticipated operating difficulties and expense and the anticipated benefits of the transaction may not materialize.

OUR BUSINESS AND GROWTH MAY SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL WHO ARE IN HIGH DEMAND.

We depend on the continued contributions of our senior management and other key personnel, including Daniel W. Rumsey, the Chief Restructuring Officer, and Don Meiners, the Company's President. The loss of the services of any of either of these executives, or any of our key personnel could harm our business. We do not maintain key person life insurance policies on any of our executive officers. Competition for senior management in our industry is intense and we may not be able to retain our senior management or attract and retain new personnel in the future. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and marketing personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

OUR OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND MAY DO SO IN THE FUTURE, WHICH COULD MAKE OUR RESULTS OF OPERATIONS DIFFICULT TO PREDICT OR CAUSE THEM TO FALL SHORT OF EXPECTATIONS.

Our prior operating results have fluctuated due to changes in our business and our industry. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control and could cause our results to be below investors' expectations, causing the price of our common stock to fall. Our historical operating results may not be useful to you in predicting our future operating results. Factors that may increase the volatility of our operating results include the following:

      o     the addition of new customers or the loss of existing customers;

      o     changes in demand and pricing for our products and services;

      o changes in the economic prospects of our customers, which could increase the time it takes us to close sales with customers;

      o     customer decisions to delay implementation of our products;

      o the timing of new product introductions and product enhancements by us and our competitors;

      o the publication of opinions concerning us, our products or our services by industry analysts;

      o     changes in foreign currency exchange rates; and

      o     domestic and international economic and political conditions.

One or more of these factors may cause our operating expenses to be disproportionately high or our gross revenues to be disproportionately low during any given period, which could cause our net revenue and operating results to fluctuate significantly.

THIRD PARTIES MAY SUE US FOR INTELLECTUAL PROPERTY INFRINGEMENT THAT, IF SUCCESSFUL, COULD REQUIRE US TO PAY SIGNIFICANT DAMAGE AWARDS OR LICENSING FEES.

We cannot be certain that we do not and will not infringe the intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business and third parties may sue us for intellectual property infringement or initiate proceedings to invalidate our intellectual property. Any intellectual property claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all), pay damages or limit or curtail our product or service offerings. Moreover, we may need to redesign some of our products to avoid future infringement liability. Any of the foregoing could prevent us from competing effectively and harm our business and results of operations.

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS AND OUR SALES MAY DECLINE.

The telecommunications equipment industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in technology. Our future success will depend on our ability to internally develop, source or license leading technologies to enhance our existing products and services, to develop new products and services that address the changing demands of our customers, and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new products and services. Any new products, services or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance.

             RISK RELATING TO CAPITAL MARKETS AND P-COM COMMON STOCK

THE NASDAQ SMALL CAP MARKET HAS DELISTED OUR STOCK AND OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY SEVERELY LIMIT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK.

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

Our Common Stock is subject to the Securities Exchange Commission's "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the company's Common Stock and may affect the ability of holders to sell the Common Stock in the secondary market, and the price at which a holder can sell the Common Stock.

OUR STOCK PRICE HAS BEEN VOLATILE AND HAS EXPERIENCED SIGNIFICANT DECLINE, AND MAY CONTINUE TO BE VOLATILE AND DECLINE.

Our common stock currently trades sporadically on the OTC Bulletin Board. The market for our common stock may continue to be an inactive market, and the market price of our common stock may experience significant volatility. In recent years, the stock market in general, and the market for shares of small capitalization technology stocks in particular, have experienced extreme price fluctuations. These fluctuations have often negatively affected small cap companies such as ours, and may impact our ability to raise equity capital in periods of liquidity crunch. Companies with liquidity problems also often experience downward stock price volatility. We believe that factors such as announcements of developments related to our business (including any financings or any resolution of liabilities), announcements of technological innovations or new products or enhancements by us or our competitors, developments in the emerging countries' economies, sales by competitors, sales of significant volumes of our Common Stock into the public market, developments in our relationships with customers, partners, lenders, distributors and suppliers, shortfalls or changes in revenues, gross margins, earnings or losses or other financial results that differ from analysts' expectations, regulatory developments, fluctuations in results of operations could and have caused the price of our Common Stock to fluctuate widely and decline over the past two years. The market price of our Common Stock may continue to decline, or otherwise continue to experience significant fluctuations in the future, including fluctuations that are unrelated to our performance, and our stockholders may not be able to resell shares of our Common Stock at or above the price paid for those shares.

ISSUING SECURITIES AS A MEANS OF RAISING CAPITAL AND THE FUTURE SALES OF THESE SECURITIES IN THE PUBLIC MARKET COULD LOWER P-COM'S STOCK PRICE AND ADVERSELY AFFECT ITS ABILITY TO RAISE ADDITIONAL CAPITAL IN SUBSEQUENT FINANCINGS.

P-Com has traditionally relied on debt and equity financings to meet its working capital needs including the issuances of Series B Convertible Preferred Stock in August 2003 and Series C Convertible Preferred Stock in October and December 2003. In addition, as a result of borrowings under the Debenture Facility, P-Com anticipates issuing up to an additional 6.0 million shares of Common Stock in connection with the scheduled amortization payments. When the shares of Common Stock that are issuable upon conversion of our preferred stock, or paid in connection with required amortization payments, are subsequently sold in the public market, the trading price of P-Com Common Stock may be negatively affected. As of December 31, 2004, the last reported sale price of P-Com common stock was $0.44. Future sales of P-Com's Common Stock or the perception that future sales will occur could have a significant negative effect on the market price of P-Com's Common Stock. If the market price of P-Com Common Stock continues to decrease, P-Com may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

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

In December 2003, P-Com also issued 2,116,667 shares of its Common Stock in connection with the SPEEDCOM Acquisition. This issuance resulted in substantial dilution to P-Com's existing stockholders. P-Com may issue additional shares of common stock in the future, which would further dilute its stockholders.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         We generate international sales, purchases and possess international facilities. We are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and United States dollars. The functional currencies of our wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into United States dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and a loss of $165,000 was recorded for the year ended December 31, 2004, due to the approximately 9% depreciation of the United States dollar against the Euro and British pound in the year. Foreign exchange transactions gains and losses were not material to the results for the year ended December 31, 2003 and December 31, 2002. Based on our overall currency rate exposure at December 31, 2004, a near-term 10% appreciation or depreciation of the United States dollar could have an approximately $130,000 effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

           As of December 31, 2004, we have no indebtedness or other financial instruments that would expose it to interest rate risk.

ITEM 8.   FINANCIAL STATEMENTS

                                   P-COM, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule


                                                                            Page
Financial Statements:

         Report of Aidman, Piser & Company P.A..............................  40

         Report of PricewaterhouseCoopers LLP...............................  41

         Consolidated Balance Sheets at December 31, 2004 and 2003..........  42

         Consolidated Statements of Operations for the years ended
         December 31, 2004, 2003, and 2002..................................  43

         Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2004,
         2003, and 2002...................................................... 44

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2004, 2003, and 2002..................................  46

         Notes to Consolidated Financial Statements.........................  47

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts....................  79

All other schedules have been omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
P-Com, Inc.

We have audited the accompanying consolidated balance sheets of P-Com, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P-Com, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The Company has incurred recurring net losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations beyond June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans with regard to this uncertainty, including management's specific plans for restructuring and exit activities, are discussed in the footnotes. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements for the year ending 2003 have been restated to give effect to a one-for-thirty reverse stock split that became effective on July 19, 2004.


                                          /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
January 26, 2005, except for Note 17, as to which
                  the date is March 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF P-COM, INC.

In our opinion, the accompanying consolidated statements of operations, stockholders' deficit and comprehensive loss and cash flows present fairly, in all material respects, the results of operations and cash flows of P-Com, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule for the year ended December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements for the year ended December 31, 2002 have been restated to give effect to a one-for-thirty reverse stock split that became effective July 19, 2004.


/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2003, except for Note 1 (Discontinued Operations), as to which the date is September 3, 2003 and for Note 1 (Restatements), as to which the date is July 19, 2004

                                   P-COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amount)


                                                              DECEMBER 31,
                                                           2004         2003
                                                        ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                            $   2,280    $   6,185
   Accounts receivable, net of allowances
     of $430 and $310 respectively                          2,828        4,801
   Inventory                                                4,722        5,258
   Prepaid expenses and notes receivable                    1,519        2,216
   Assets of discontinued operations                           --           40
                                                        ---------    ---------
            Total current assets                           11,349       18,500

Property and equipment, net                                 1,755        3,807
Goodwill and other assets                                  12,319       12,258
                                                        ---------    ---------
            Total assets                                $  25,423    $  34,565
                                                        =========    =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
 STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $   3,139    $   4,035
   Other accrued liabilities                                3,500       16,226
   Loan payable to bank                                        --            1
   Liabilities of discontinued operations                     249          313
   Notes payable current                                    3,178           --
                                                        ---------    ---------
            Total current liabilities                      10,066       20,575
   Other long-term liabilities                              1,743            6
                                                        ---------    ---------
            Total liabilities                              11,809       20,581
                                                        ---------    ---------
Commitments and contingencies (notes 13 and 14)
Redeemable preferred stock:
   Series B preferred stock                                 1,569        1,361
   Series C preferred stock                                 2,537          870
   Series D preferred stock                                 2,000        2,000
                                                        ---------    ---------
            Total preferred stock                           6,106        4,231
                                                        ---------    ---------

Stockholders' equity:
   Common stock, par value $0.003 per share:
    35 million shares authorized; 11,877 and 6,820
    shares issued; 11,847 and 6,790 shares
    outstanding, respectively                                  35           20
Treasury stock, at cost; 30 shares                            (74)         (74)
Additional paid-in capital                                376,430      373,186
Accumulated deficit                                      (368,885)    (363,173)
Accumulated other comprehensive loss                            2         (206)
                                                        ---------    ---------
            Total stockholders' equity                      7,508        9,753
                                                        ---------    ---------
Total liabilities, redeemable preferred stock
  and stockholders' equity                              $  25,423    $  34,565
                                                        ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                             2004        2003        2002
                                                           --------    --------    --------
Sales                                                      $ 24,175    $ 20,841    $ 29,686
Cost of sales                                                18,720      20,604      30,777
                                                           --------    --------    --------
Gross profit (loss)                                           5,455         237      (1,091)
                                                           --------    --------    --------
Operating expense:
 Research and development                                     4,976       6,099      12,745
 Selling and marketing                                        6,772       3,557       6,621
 General and administrative                                   4,552       5,607      10,750
 Goodwill impairment and amortization                            --          --      11,409
 Restructuring charges                                           --       3,712          --
                                                           --------    --------    --------
   Total operating expenses                                  16,300      18,975      41,525
                                                           --------    --------    --------

Loss from operations                                        (10,845)    (18,738)    (42,616)
Other income (expenses):
 Interest expense                                              (687)     (2,249)     (2,457)
 Gain on debt extinguishment, net                                --       6,499       1,393
 Other income (expense), net                                  8,252       3,739      (1,312)
                                                           --------    --------    --------
Loss before discontinued operations, income taxes,
 and cumulative effect of change in accounting principle     (3,280)    (10,749)    (44,992)
Income tax benefit                                               --          --        (470)
                                                           --------    --------    --------
Loss before discontinued operations and cumulative
 effect of change in accounting principle                    (3,280)    (10,749)    (44,522)
Loss from discontinued operations                               (40)     (2,137)     (4,284)
                                                           --------    --------    --------
Loss from continuing operations before
 cumulative effect of accounting change                      (3,320)    (12,886)    (48,806)
Cumulative effect of change in accounting principle              --          --      (5,500)
                                                           --------    --------    --------
Net loss                                                     (3,320)    (12,886)    (54,306)
                                                           --------    --------    --------
Preferred stock accretions                                   (2,392)     (1,521)         --
Preferred stock dividends in arrears                           (156)         --          --
                                                           --------    --------    --------
Net loss attributable to common stockholders               $ (5,868)   $(14,407)   $(54,306)
                                                           ========    ========    ========

Basic and diluted loss per common share:
 Loss from continuing operations                           $  (0.56)   $  (6.80)   $ (52.28)
 Loss from discontinued operations                               --       (1.18)      (5.03)
 Cumulative effect of change in accounting principle             --          --       (6.46)
                                                           --------    --------    --------
Basic and diluted loss per common share                    $  (0.56)      (7.98)   $ (63.77)
                                                           ========    ========    ========
Shares used in basic and diluted per share computation       10,429       1,805         852
                                                           ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   P-COM, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                               COMPREHENSIVE LOSS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                            Accumulated
                                                                               Other
                                   Common Stock    Additional               Comprehensive Comprehensive
                                  ---------------   Paid-In    Accumulated     Income        Income
                                  Shares   Amount   Capital      Deficit       (Loss)        (Loss)       Total
                                  ------   ------  ----------  -----------  ------------  -------------  ------
Balance at December 31, 2001         566    $ 8    $319,994    $(294,460)    $(1,286)      $     --      $24,256
Issuance of Common Stock for cash,
 net of issuance costs of $821       493      7       7,706           --          --             --        7,713
Issuance of warrants for Common
 Stock in conjunction with line of
 credit borrowings                    --     --          65           --          --             --           65
Issuance of Common Stock as
 part of vendor settlements           42      1       1,273           --          --             --        1,274
Conversion of notes payable to
 Common Stock                         46     --       4,187           --          --             --        4,187
Issuance of warrants for Common
 Stock for services rendered          --     --         480           --          --             --          480
Issuance of Common Stock under
 employee stock purchase plan          1     --          35           --          --             --           35
Cumulative translation adjustment     --     --          --           --         946            946          946
Net loss                              --     --          --      (54,306)                   (54,306)     (54,306)
                                                                                           --------
Comprehensive loss                                                                         $(53,360)
                                  ------    ---    --------    ---------     -------       ========     --------
Balance at December 31, 2002       1,148    $16    $333,740    $(348,766)    $  (340)                   $(15,350)
                                  ======    ===    ========    =========     =======                    ========

                                   P-COM, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                         COMPREHENSIVE LOSS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)

                                                                                                Accumulated
                                                                                                   Other
                                                                                                   Compre-     Net
                                                                Additional                        hensive    Compre-
                                                Common  Stock    Paid-in   Treasury  Accumulated   Income   hensive
                                                Shares  Amount   Capital     Stock    Deficit      (Loss)     Loss      Total
                                                ------ --------  --------  --------  ----------- ---------- --------  ---------
Balance at December 31, 2002                    1,148  $     16  $333,740            $(348,766)  $    (340) $     --  $(15,350)
Non-monetary exchange of common stock
 for equipment                                    (31)                     $   (74)                                        (74)
Issuance of common stock for cash,                 70                 307                                                  307
 net of expenses
Discount on convertible promissory notes           --                 693                                                  693
Issuance of common stock for professional
 services rendered                                150                 450                                                  450
Issuance of common stock for vendor
 settlement                                       159                 558                                                  558
Exercise of warrants for common stock              36                   1                                                    1
Issuance of common stock to SpeedCom
 for business purchase                          2,117         6     7,232                                                7,238
Warrant amortization expenses                      --                 367                                                  367
Conversion of Series B preferred stock
 to common stock                                3,141         9    10,909                                               10,918
Discount on Series C preferred stock,
 related to beneficial conversion feature                          18,918                                               18,918
Accretions of preferred stock; $651 related
 to Series B, and $870 related to Series C                                              (1,521)                         (1,521)
Foreign currency translation adjustments                                                               134       134       134
Other changes                                               (11)       11                                                   --
Net loss                                                                               (12,886)              (12,886)  (12,886)
                                                                                                            --------
Comprehensive loss                                                                                          $(12,752)
                                               ======  ========  ========  =======   =========   =========  ========  ========

Balance at December 31, 2003                    6,790  $     20  $373,186  $   (74)  $(363,173)  $    (206) $     --  $  9,753
Preferred series C conversion                   2,275         6       517                                                  517
Placement warrants converted to common stock      182         1                                                              1
Warrant issuance net of expense of $187K        2,600         8     2,420                                                2,434
Warrants issued in connection with debentures                         307                                                  307
Accretion of preferred stock:
 $208 Related to series B and
 $2,184 related to series C                                                             (2,392)                         (2,392)
Foreign currency translation adjustments                                                               208       208       208
Net loss                                                                                (3,320)               (3,320)   (3,320)
                                                                                                            --------
Comprehensive loss                                                                                          $ (3,112)
                                                                                                            ========
                                               ======  ========  ========  =======   =========   =========            ========

Balance at December 31, 2004                   11,847  $     35  $376,430  $   (74)  $(368,885)  $       2            $  7,508
                                               ======  ========  ========  =======   =========   =========            ========


     The accompanying notes are an integral part of these financial statements.

                                   P-COM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Years ended December 31,
                                                                  2004        2003        2002
                                                                --------    --------    --------
Cash flows from operating activities:
Net loss                                                        $ (3,320)   $(12,886)   $(54,306)
Adjustments to reconcile net loss to net cash flows from
operating activities:
  Gain on retirement of convertible notes                             --      (6,499)     (1,393)
  Depreciation expense                                             1,489       3,890       6,602
  Inventory valuation and other charges                              916       3,734       5,770
  Asset impairment and other restructuring charges                    --       3,712          --
  Loss on discontinued operations                                     40       2,137       4,284
  Goodwill impairment charge                                          --          --      11,409
  Cumulative effect of change in accounting principle                 --          --       5,500
  Gain on vendor settlements,  included in other income
    (expenses), net                                                 (964)     (2,060)         --
  Gain on settlement of contract                                  (7,500)         --          --
  Stock compensation expenses for consultants                         --         779          --
  Amortization of  discount on promissory notes                       --         731          --
  (Gain) loss on disposal of equipment, included in other
    income (expenses), net                                           167        (635)        153
  Notes conversion expense                                            --          --         771
  Amortization of stock warrants                                     138         367         546
  Write-off of notes receivable                                       --         100         159
  Increase (decrease) in cash resulting from changes in:
        Accounts receivable, net of reserve                        2,048         144         979
        Inventory                                                   (172)      2,487      12,664
        Prepaid expenses and other assets                            349         846       3,874
        Accounts payable                                          (1,011)     (1,181)        440
        Other accrued liabilities                                 (1,327)     (1,539)    (11,963)
                                                                --------    --------    --------
      Net cash flows from operating activities                    (9,147)     (5,873)    (14,511)
                                                                --------    --------    --------

Cash flows from investing activities:
   Acquisition of property and equipment                            (321)       (182)       (596)
   Proceeds from sale of property and equipment                      829          --         251
   Proceeds from sales of Speedcom common stock                      100          --
   Change in restricted cash                                          --         415       2,496
   Cash paid for Speedcom business purchase                           --      (1,580)         --
   Net asset of discontinued operation                                --         635       2,900
                                                                --------    --------    --------
      Net cash flows from investing activities                       608        (712)      5,051
                                                                --------    --------    --------

Cash flows from financing activities:
   Payments of notes payable                                          --        (750)     (2,111)
   Proceeds from issuance of common stock, net of expenses            --         307       7,713
   Proceeds from issuance of preferred stock, net of expenses         --      15,108          --
   Proceeds from Employee Stock Purchase Plan                         --          --          35
   Proceeds from (repayment of) loan payable to bank                  (1)     (2,603)      2,604
   Proceeds from exercise of warrant offers, net of expenses       2,434          --          --
   Proceeds from debentures                                        3,300          --          --
   Payments under capital lease obligations                       (1,052)       (186)       (497)
                                                                --------    --------    --------
      Net cash flows from financing activities                     4,681      11,876       7,744
                                                                --------    --------    --------

   Effect of exchange rate changes on cash                           (47)         33          52
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents              (3,905)      5,324      (1,664)
Cash and cash equivalents at beginning of the year                 6,185         861       2,525
                                                                --------    --------    --------
Cash and cash equivalents at end of the year                    $  2,280    $  6,185    $    861
                                                                --------    --------    --------


     The accompanying notes are an integral part of these financial statements.

                                   P-COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

DISCONTINUED OPERATIONS. Prior to March 31, 2003, P-Com's services business unit provided network services including system and program planning and management, path design, and installation for the wireless communication market through its service sales segment. As disclosed in Note 8, the services business was sold and, accordingly, the consolidated financial statements for December 31, 2003, 2002 and 2001 have been reclassified to reflect P-Com's services business unit as a discontinued operation.

LIQUIDITY AND MANAGEMENT'S PLANS

The Company has been experiencing challenging operating conditions in recent years as a result of the continuing depressed telecommunications equipment market; such conditions have persisted since approximately 2000. These conditions, coupled with a significant continuing legacy cost structure, which includes, among other costs, higher than market occupancy costs, have resulted in substantial losses and the use of substantial amounts of cash in operations. Notwithstanding significant liability restructuring activities in recent years, during the years ended December 31, 2004, 2003, and 2002, the Company recorded losses from continuing operations of ($3.3) million, ($10.7) million, and ($44.5) million, respectively, and used ($9.1) million, ($5.9) million, and ($14.5) million cash, respectively, in supporting its operating activities at their current levels. As of December 31, 2004, the Company had cash and cash equivalents of $2.3 million and working capital of $1.3 million. At current operating levels, internal projections reflect an aggregate cash shortfall of approximately $4.0 million for the year ended December 31, 2005. In addition, at current operating levels, management estimates that its cash reserves will be exhausted by or near the end of the first quarter of the year ended December 31, 2005. There are currently no formal, committed financing arrangements available to the Company, other than a highly-restricted bank line of credit, to balance this projected cash shortfall. These negative trends and conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

The Company's ability to continue as a going concern for a reasonable period at current operating levels is dependent upon acquiring additional cash through financing arrangements. While management is actively seeking additional equity and/or debt financing, there are currently no commitments. There can be no assurances that any additional financing will be available on acceptable terms, if at all. Accordingly, management is actively engaged in the development of a formal restructuring plan that will significantly curtail current spending, and substantially reduce liabilities and operating and other costs. The plan is subject to the approval of the Company's Board of Directors, and is expected to be presented for approval before the end of the first fiscal quarter of 2005.

The restructuring plan is expected to include significant reductions in costs, including the suspension or curtailment of certain research and development efforts, reductions in headcount, restructuring of committed costs, such as leasing arrangements, and the curtailment of activities in certain foreign locations. The plan is also expected to include the divestiture of certain unprofitable product lines, which will have the effect of further reducing overall costs. Finally, the plan will likely include the designation of additional preferred stock that will be used to restructure certain liabilities and existing preferred stock of the Company.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Many of the individual components of the restructuring plan will result in charges to operations and, in some instances, the use of a portion of the Company's remaining cash reserves. The associated amounts have not yet been determined. However, under current accounting standards for restructuring and exit activities, the Company will generally be required to determine the amounts and the timing of recognition of the cost components individually. Expenses associated with employee severance costs will not be recorded before the date that the Board of Directors approves the formal plan (the "Commitment Date"). Subsequently, severance costs will be recognized when employee groups are identified and the severance benefits are communicated. Divesting certain product lines may result in inventories becoming excessive and subject to markdown evaluation. If markdowns are necessary, such amounts will be recorded as a component of cost of sales when estimable. Other costs associated with the restructuring plan, such as lease restructuring or other exit costs, generally will be recognized when the costs are incurred through contract execution or otherwise.

There can be no assurance that the aforementioned restructuring plan will be successful. Accordingly, management is also evaluating the merits of a strategic acquisition or other transaction that would substantially improve its liquidity and capital resource position and the merits of an outright sale of the Company's operation. If ultimately required, there can also be no assurances that these actions will be successful.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTATEMENTS

All share and per share information in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated to give effect to a one-for-thirty reverse stock split that became effective on July 19, 2004.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of cash, accounts receivable and payable, debt and accrued liabilities at December 31, 2004 and 2003 approximated their respective historical cost due to the short maturities.

CASH AND CASH EQUIVALENTS

P-Com considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

P-Com records an allowance for doubtful accounts receivable based on our general collection history and specifically identified amounts that management believed to be uncollectible. P-Com has a limited number of customers with individually large amounts due at any given balance sheet date. However, any unanticipated change in one of those customer's credit worthiness could have a material adverse effect on P-Com's results of operations in the period in which such changes or events occur and losses become estimable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

REVENUE RECOGNITION

Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product provided no significant obligations remain and collection is probable. Shipping and handling costs related to our product sales are included as a component of cost of sales. The Company has not experienced material returns of products. The Company warrants its products and provides parts and labor to repair any manufacturing defects on its equipment for a period of one year to three years. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. (See Note 3)

INVENTORY

Inventory is stated at the lower of cost or market; cost is determined on a first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized using the straight-line method based upon the shorter of the estimated useful lives of the respective improvements or the lease term.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

GOODWILL

Goodwill at December 31, 2004 and 2003 represents the excess of the purchase price over the fair values of net assets acquired in connection with the Wave Wireless acquisition. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of P-Com, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that P-Com's management determines that the value of goodwill has become impaired using this approach, P-Com will record a charge for the amount of the impairment. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition. P-Com will perform this test annually, on the first day of the fourth quarter of each year. No impairments arose during 2004.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the year ended December 31, 2002, management reviewed the carrying value of goodwill related to the services business unit, and based upon its assessment of future cash value of revenue flows and the current depressed business condition of the telecommunications services market, recorded a ($11.4) million impairment charge in the fourth quarter of 2002. In addition, effective upon the adoption of SFAS 142, the Company recorded ($5.5) million of transitional impairment charges in the first quarter of the year ended December 31, 2002, which represented the difference between the fair value of expected cash flows from the services business unit, and its book value on the effective date of the then newly-issued pronouncement.

IMPAIRMENT OF LONG-LIVED ASSETS

In the event that facts and circumstances indicate that the long-lived assets, other than goodwill, may be impaired, an evaluation of recoverability would be performed to determine whether impairments were present by comparing the net book value of long-lived assets, other than goodwill, to projected undiscounted cash flows at the lowest discernable level for which cash flow information can be projected. In the event that undiscounted cash flows are insufficient to recover the net carrying value over the remaining useful lives, impairment charges are calculated and recorded in the period first estimable using discounted cash flows or other fair value information, whichever is more appropriate. During the year ended December 31, 2003, an impairment charge of ($3.7) million was reflected in the caption, "Restructuring charges on the consolidated statement of operations."

COMPREHENSIVE INCOME (LOSS)

Under Statements on Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), P-Com is required to display comprehensive income and its components as part of our full set of financial statements. Comprehensive income comprises net income (loss) and other comprehensive income
(loss) items Other comprehensive income (loss) includes certain changes in equity of P-Com that are excluded from net income (loss). Specifically, SFAS 130 requires adjustments arising from P-Com's foreign currency translation, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). Comprehensive income (loss) in 2004, 2003 and 2002 has been reflected in the Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Loss.

ACCOUNTING FOR STOCK-BASED COMPENSATION

P-Com accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of its stock at the date of grant over the stock option exercise price. P-Com accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, stock awards issued to non-employees are accounted for at their fair value on the date issued.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 for each year ending December 31:

                                                         2004      2003      2002
                                                        ---------------------------
Stock-based employee compensation costs used in the
determination of net income (loss) attributable to
common stockholders, as reported                        $    --   $    --   $    --
                                                        ===========================
Loss attributable to common stockholders, as reported   $ 5,868   $14,407   $54,306

Stock-based employee compensation costs that would
have been included in the determination of net loss
if the fair value method (SFAS 123) had been applied
to all awards                                           $ 1,940   $ 1,967   $ 2,747
                                                        ---------------------------

Unaudited pro forma net loss attributable to common
stockholders, if the fair value method had been
applied to all awards                                   $ 7,808   $16,374   $57,053
                                                        ===========================
Net  loss attributable to common stockholders per
common share, as reported                               $  0.56   $  7.98   $ 63.77
                                                        ===========================
Unaudited pro forma net loss attributable to common
Stockholders per common share, if the fair value
method had been applied to all awards                   $  0.75   $  9.07   $ 67.00
                                                        ===========================

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

Financial instruments that potentially subject P-Com to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. As of December 31, 2003, P-Com had in excess of $2.0 million on deposit in Silicon Valley Bank. The failure of this bank may result in a substantial loss of these deposits.

P-Com has sold most of its products in international markets. Sales to several customers have been denominated in British Pounds Sterling and Euro. At December 31, 2004, 2003 and 2002, accounts receivable from these customers represented 40%, 30%, and 29%, respectively, of total accounts receivable. Any gains or losses that arise in the translation of foreign denominated financial instruments are included in operations each period when measurable.

P-Com performs credit evaluations of its customers' financial condition to determine the customer's credit-worthiness. Sales are then generally made either on 30 to 90 day payment terms, COD or pursuant to letters of credit. P-Com extends payment terms to international customers of up to 90 days, which is consistent with prevailing business practices.

At December 31, 2004 and 2003, approximately 44% and 50%, respectively, of trade accounts receivable represent amounts due from three customers, respectively. For the year ended December 31, 2004, 2003 and 2002, five, four, and two customers accounted for 56%, 54%, and 26% of total sales, respectively.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company's current financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting For Nonmonetary Transactions," is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005, with early adoption encouraged. The Company is currently evaluating the methodology for adoption on the impending effective date.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

The following table sets forth a reconciliation of net loss and loss per share information for the year ended December 31, 2002, as adjusted for the non-amortization provisions of SFAS 142 (in thousands, except per share amounts):

                                                            FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                                               2002
                                                         ------------------
Reported net loss attributable to common stockholders ...     $(54,306)
  Add back: Goodwill amortization .......................           --
                                                              --------
Adjusted net loss .......................................      (54,306)
                                                              --------
Basic and diluted loss per share attributable to common
stockholders:
Reported net loss .......................................     $ (63.77)
  Add back: Goodwill amortization .......................           --
                                                              --------
Adjusted net loss .......................................     $ (63.77)
                                                              ========
Weighted average number of shares .......................          852
                                                              ========

Changes in the carrying amount of goodwill for the year ended December 31, 2004, 2003 and 2002 are as follows (in $000):

                                                   2004       2003       2002
                                                 --------   --------   --------
Balance at January 1, ........................   $ 11,981   $     --   $ 16,909
Purchased goodwill during the year ...........         --     11,981         --
Goodwill amortization expense ................         --         --         --
Transition impairment ........................         --         --     (5,500)
Impairment charge ............................         --         --    (11,409)
                                                 --------   --------   --------
Balance at December 31, ......................   $ 11,981   $ 11,981   $     --
                                                 ========   ========   ========

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.   SELECTED BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS

Inventory consists of the following (in thousands of dollars):

                                               As of December 31,
                                                2004       2003
                                               ------     ------
Raw materials ..............................   $  475     $3,219
Work-in-process ............................      299      1,682
Finished goods .............................    3,948        277
Inventory at customer sites ................       --         80
                                               ------     ------
                                               $4,722      5,258
                                               ======     ======

Property and equipment consists of the following (in thousands of dollars):

                                                                            As of December 31,
                                                                          --------------------
                                                           Useful life      2004         2003
                                                           -----------    --------    --------
Tooling and test equipment .....................           3 - 5 years    $ 27,188    $ 27,196
Computer equipment .............................               3 years       6,065       6,480
Furniture and fixtures .........................               5 years       2,307       2,360
Land and buildings and leasehold improvements...  5 to 7, and 33 years         642       1,736
Construction in process ........................                               147          14
                                                                          --------    --------
                                                                            36,349      37,786
Less: Accumulated depreciation and amortization                            (34,594)    (33,979)
                                                                          --------    --------
                                                                          $  1,755    $  3,807
                                                                          ========    ========

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $1,489 thousand, $3,890 thousand, and $6,602 thousand, respectively.

The above amounts include leasehold improvements under capital leases and related accumulated amortization of $6,994 thousand and $6,021 thousand at December 31, 2004, $6,994 thousand and $4,889 thousand at December 31, 2003, and $6,990 thousand and $3,370 thousand at December 31, 2002, respectively. In 2003, P-Com recorded a provision for impairment of equipment relating to the point - to - multipoint product lines, of which $5,550 thousand was financed on capital leases as of December 31, 2003 and this equipment was secured with the lessor.

Other accrued liabilities consist of the following (in thousands):

                                                       As of December 31,
                                                      -------------------
                                                        2004        2003
                                                      -------     -------
Purchase commitment .............................     $   278     $ 1,238
Deferred contract obligations (a) ...............          --       8,000
Deferred revenue ................................         112         243
Accrued employee benefits .......................         987       1,092
Accrued warranty (b) ............................         491       1,110
Lease obligations ...............................          --       2,335
Accrued rent ....................................         308         497
Customer advance ................................         298         468
Other ...........................................       1,026       1,243
                                                      -------     -------
                                                      $ 3,500     $16,226
                                                      =======     =======
(a) Deferred contract obligations

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3.    SELECTED BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS (CONTINUED)

Under a joint license and development contract, P-Com determined that an Original Equipment Manufacturer agreement with a vendor provided for payments of $8.0 million, specifically earmarked for marketing our products under a joint license and development contract. Accordingly, beginning in 1998, the Company had recorded a liability of $3.0 million, and this was increased to $8.0 million in 1999. As of December 31, 2003 and 2002, the liability of $8.0 million under this arrangement remained. The Company entered into a settlement agreement with the vendor in July 2004 whereby the Company was obligated to pay the vendor $500,000. As of December 31, 2004, the liability of $400,000 under this arrangement remained, with a payment of $100,000 due January 1, 2005, and twelve monthly installments of $25,000 per month beginning on January 31, 2005.

(b) A summary of product warranty reserve activity is as follows (in thousands):

                                               2004         2003         2002
                                             -------      -------      -------
Balance at January 1,                        $ 1,110      $   936      $ 2,843
Additions relating to product sold               367          729          430
Payments                                        (984)        (555)      (2,337)
                                             -------      -------      -------
Balance at December 31,                      $   493      $ 1,110      $   936
                                             =======      =======      =======

c) Other long-term liabilities consist of the following (in thousands):

                                                 December 31,
                                             -------------------
                                               2004        2003
                                             -------      ------
Capital lease obligations .............      $ 1,743           6
                                             -------      ------
                                             $ 1,743           6
                                             =======      ======

Other income (expense), net consists of the following for each year ended December 31:

                                                                      2004         2003       2002
                                                                     -------     -------     -------
Gains (losses) on settlements of accounts payable and liabilities    $ 8,300     $ 2,194     $(1,254)
Gains (losses) on disposals of property and equipment                    (30)      1,061        (217)
Gains (losses) on transactions denominated in foreign currencies        (143)        852         148
Write-off advance to an ex-employee                                       --        (100)       (159)
Write-off notes receivable from Spectrasite                               --          --        (791)
Accruals write-back                                                       --          --         416
Other income (expenses), net                                             125        (268)        545
                                                                     -------     -------     -------
  Total other income (expenses), net                                 $ 8,252     $ 3,739     $(1,312)
                                                                     =======     =======     =======

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.    BORROWING ARRANGEMENTS

NOTES PAYABLE

On November 3, 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with a purchaser ("Purchaser") whereby the Purchaser agreed to purchase debentures in the aggregate principal amount of up to $5,000,000 (the "Notes") (the "Debenture Financing"). From the date of issuance, the outstanding principal balance of the Notes bear interest, in arrears, at a rate per annum equal to seven percent (7%), increasing to eight percent (8%) on July 1, 2005 and ten percent (10%) on April 1, 2006 through the maturity date of December 31, 2006. Interest shall be payable on a quarterly basis commencing on March 31, 2005.

In addition, the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's common stock (the "Warrants"). The Warrants will have an initial exercise price of $1.50 and a term of five years. The Purchase Agreement provided that the Notes and Warrants be issued in two closings. The first closing took place on November 26, 2004 and consisted of $3,300,000 principal amount of Notes. The Purchase Agreement originally contemplated that the second closing would take place no later than December 30, 2004. While no assurances can be given, the parties are currently negotiating the conditions necessary to obtain the additional $1,700,000 under the Purchase Agreement, in light of our deteriorating financial condition and results from operations.

On November 30, 2004, Agilent Financial Services ("Agilent") entered into an agreement with us to restructure the $1.725 million due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004. Interest shall accrue on the $1.725 million at a rate of 10.25% per annum from December 1, 2004 through April 1, 2006. We are required to pay monthly payments equal to $92,187, for sixteen months, from January 1, 2005, up to and including April 1, 2006. On the earlier of May 1, 2006 or within thirty (30) days of full repayment of the $1.725 million, we shall pay any and all interest accrued. In addition, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years.

On September 17, 2004, the Company renewed its Credit Facility with Silicon Valley Bank (the "Bank") until September 17, 2005. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment of the Company. The Company has also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of December 31, 2004, there was no balance outstanding under this Credit Facility. The Company has however issued Letter of Credits totaling $ 294 thousand with maturity to April 2005 to certain vendors under this Credit Facility. The Letter of Credits have not been drawn upon yet, as of December 31, 2004.

The Company has an unsecured overdraft line with a bank in Italy, for borrowings of up to $83,000, based on domestic trade receivables. Borrowings under this line bear interest at 4.5% per annum. At December 31, 2004, there were no amounts drawn under this facility.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.     BORROWING ARRANGEMENTS (CONTINUED)

On November 1, 2002, P-Com issued $22.4 million aggregate face value of 7% Convertible Subordinated Notes due November 1, 2005, in exchange for the 4.25% Convertible Subordinated Notes. The 7% Convertible Subordinated Notes were originally convertible into P-Com's Common Stock at $63.00 per share. On May 28, 2003, $2.3 million of the Convertible Subordinated Notes were redeemed through an exchange for property and equipment that resulted in a gain of $1.5 million, included in the caption, "Gain on Debt Extinguishments, net," in the Consolidated Statements of Operations for the year ended December 31, 2003. On August 4, 2003, the remaining principal and accrued interest of the Convertible Subordinated Notes totaling $21.1 million was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock that resulted in a gain of $8.8 million included in the caption, "Gain on Debt Extinguishments, net" in the Consolidated Statements of Operations for the year ended December 31, 2003.

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

5.     STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

The authorized capital stock of P-Com is 35 million shares of Common Stock, $0.003 par value (the "Common Stock"), and 2 million shares of Preferred Stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below), 1,000,000 shares as Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 10,000 shares as Series C Convertible Preferred Stock (the "Series C Preferred Stock"), and 2,000 shares as Series D Convertible Preferred Stock (the "Series D Preferred Stock"). Effective July 19, 2004, P-Com effected a one for thirty reverse stock split. All numbers have been restated to reflect the stock split.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.     STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

       SERIES B CONVERTIBLE PREFERRED STOCK

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $6.00. Certain holders of Series B Convertible Preferred Stock agreed to convert the Series B Convertible Preferred Stock into Common Stock upon receipt of stockholder approval to increase the number of authorized shares of the Company's Common Stock to allow for conversion of the Series B Preferred Stock. The Company received the stockholder approval on December 2, 2003 and these holders converted their Series B Convertible Preferred Stock into Common Stock. If declared, the holders of the Series B Preferred Stock shall be entitled to receive dividends payable out of funds legally available therefore. Holders of Series B Preferred Stock shall share pro rata in all dividends and other declared distributions. The basis of distribution shall be the number of shares of Common Stock that the holders would hold if all of the outstanding shares of Series B Preferred Stock had converted into Common Stock.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

The Series B Preferred Stock ranks senior to the Common Stock and the Series A Preferred Stock. The consent of the majority holders of the Series B Preferred Stock is required to create any securities that rank senior or pari passu to the Series B Preferred Stock. Upon a liquidation event, any securities senior to the Series B Preferred Stock shall receive a distribution prior to the Series B Preferred Stock and pursuant to the rights, preferences and privileges thereof, and the Series B Preferred Stock shall receive the liquidation preference with respect to each share. If the assets and funds for distribution are insufficient to permit the holders of Series B Preferred Stock and any pari passu securities to receive their preferential amounts, then the assets shall be distributed ratably among such holders in proportion to the ratio that the liquidation preference payable on each share bears to the aggregate liquidation preference payable on all such shares. If the outstanding shares of Common Stock are increased/decreased by any stock splits, stock dividends, combination, reclassification, reverse stock split, etc., the conversion price shall be adjusted accordingly. Upon certain reclassifications, the holders of Series B Preferred Stock shall be entitled to receive such shares that they would have received with respect to the number of shares of Common Stock into which the Series B Preferred Stock would have converted. If the Company issues any securities convertible for Common Stock or options, warrants or other rights to purchase Common Stock or convertible securities pro rata to the holders of any class of Common Stock, the holders of Series B Preferred Stock shall have the right to acquire those shares to which they would have been entitled upon the conversion of their shares of Series B Preferred Stock into Common Stock. The Series B Preferred Stock does not have voting rights.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.    STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

      SERIES B CONVERTIBLE PREFERRED STOCK (CONTINUED)

         A summary of Series B Preferred Stock activity is as follows (in thousands):

                                                            Shares       Amount
                                                            ------     --------
       Activity during the year ended December 31, 2003:
         Issuance of Series B preferred stock                1,000     $ 11,619

         Preferred stock accretions to accrete the
         Fair value to the stated value (b)                                 651

         Conversion of Series B preferred stock for 3,141
         Shares of common stock                               (892)     (10,909)
                                                            ------     --------

         Balances as of December 31, 2003 (c) (d)              108     $  1,361

       Activity during the year ended December 31, 2004:
         Preferred stock accretions to accrete the fair
         value to the stated value (b)                                      208
                                                            ------     --------
         Balances as of December 31, 2004 (c) (d)              108     $  1,569
                                                            ======     ========

(a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equals to the fair value of the number of common shares into which the Series C Preferred Stock is convertible into using the trading market price on the date the Series C Preferred Stock was issued.

(b) The Company accretes its Series B Preferred Stock to redemption value through periodic charges to retained earnings.

(c) The Series B Preferred Stock is classified as a mezzanine security, outside of stockholders equity in the accompanying consolidated balance sheets due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.

(d) As of December 31, 2004, outstanding Series B Preferred Stock is convertible into 381,916 shares of common stock.


          SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 4.64 million shares of Common Stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $3.00. These shares of Series C Convertible Preferred Stock outstanding on December 31, 2004 are convertible into approximately 3.5 million shares of Common Stock. Holders of Series C Convertible Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the first anniversary of their date of issuance and 8% per annum beginning on the second anniversary of their date of issuance. Dividends are payable semi-annually, either in cash or shares of P-Com Common Stock.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of P-Com 180 days after the effective date of a registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $6.00; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of February 21, 2005, approximately 3933 shares of Series C Convertible Preferred Stock had been converted into approximately 2.29 million shares of Common Stock and approximately 6,009 shares of Series C Convertible Preferred Stock remained outstanding. As of February 21, 2005, 3,933 shares of the Series C Warrants have been exercised.

The shares of Series C Convertible Preferred Stock that remain outstanding are convertible into approximately 3.5 million shares of Common Stock, subject to the limitation on conversion described above. The number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the Series C-1 and Series C-2 Warrants are subject to adjustment for stock splits, stock dividends and similar transactions and for certain dilutive issuances.

The investors of Series C were issued 233 Series C-1 Warrants and 233 Series C-2 Warrants for every share of Series C purchased. The C-1 Warrant has a term of five years and an initial exercise price of $4.50 per warrant, increasing to $5.40 per warrant beginning February 6, 2005. The Series C-2 Warrant has a term of five years and an initial exercise price of $5.40 per warrant, increasing to $6.60 per warrant beginning August 6, 2005. Subject to an effective registration statement, beginning twenty-four (24) months after the Effective Date, the Company may redeem the Series C-1 Warrants for $0.03 per Warrant if the Closing Bid Price of the Company's Common Stock is equal to or greater than $10.80 for ten (10) consecutive trading days. Beginning February 6, 2007, the Company may redeem the Series C-2 Warrants for $0.03 per Warrant if the Closing Bid Price of the Company's Common Stock is equal to or greater than $13.20 for ten (10) consecutive trading days. The Conversion Price of the Series C and the Exercise Price of the C-1 and C-2 Warrants shall be subject to adjustment for issuances of Common Stock at a purchase price less than the then-effective Conversion Price or Exercise Price, based on weighted average anti-dilution protection, subject to customary carve-outs (See Common Stock Warrants, below).

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

For any equity or equity-linked private financing consummated within 12 months after the closing of the Series C Financing, the investors in the Series C shall have a right to co-invest in any private financing up to fifty percent (50%) of the dollar amount invested in the Series C Financing. The investors shall have five (5) trading days to respond. This co-investment provision shall not apply to the issuance of stock in situations involving bona-fide strategic partnerships, acquisition candidates and public offerings.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

The holders of Series C Preferred Stock are entitled to vote together with the holders of the Series D Preferred Stock and Common Stock, as a single class, on all matters submitted to a vote of P-Com's stockholders. The holders of the Series C Preferred Stock are entitled to a number of votes equal to the number of shares of P-Com Common Stock that would be issued upon conversion of their shares of Series C Preferred Stock.

 A summary of Series C Preferred Stock activities is as follows (in thousands):

                                                                     Shares      Amount
                                                                    -------     --------
         Activity during the year ended December 31, 2003:
           Sale of Series C preferred stock for cash, net of
           issuance expenses                                            9.4     $ 15,108

           Issuance of Series C preferred stock for services and
           settlements                                                   .6          905

           Allocation of cash proceeds to warrants                                (8,136)

           Beneficial conversion feature                                          (7,877)

           Preferred stock accretions to accrete the fair value
           to the stated value                                                       870
                                                                    -------     --------

           Balance as of December 31, 2003                             10.0          870

         Activity during the year ended December 31, 2004
           Preferred stock accretions to accrete the fair value
           to the stated value                                                     2,184

           Conversion of Series C preferred stock for 2,275
           shares of common stock                                      (4.0)        (517)
                                                                    -------     --------

         Balances as of December 31, 2004 (e) (f)                       6.0     $  2,537
                                                                    =======     ========

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

(d) The Company accretes its Series C Preferred Stock to redemption value through periodic charges to retained earnings.

(e) The Series C Preferred Stock is classified as a mezzanine security, outside of stockholders equity in the accompanying balance sheet due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.

(f) As of December 31, 2004, outstanding Series C Preferred Stock are convertible into approximately 3.5 million shares of Common Stock.

Beneficial conversion feature represents the excess of the aggregate fair value of the of the Common Stock, using the market price at around the Series C commitment date, that the Preferred Stockholders would receive at conversion over the proceeds received, and it is accreted over a five-year period.

      SERIES D CONVERTIBLE PREFERRED STOCK

P-Com has designated 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock. In December 2003, P-Com issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value divided by an initial conversion price of $4.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series D Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock. The Series D Preferred Stock are convertible into approximately 444,444 shares of Common Stock.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

A summary of Series D Preferred Stock activities is as follows (in thousands):

            Activity during the year ended December 31, 2004:

                                                            Shares     Amount
                                                           -------    --------
              Issuance of Series D Preferred Stock, at
                fair value, to redeem $2 million face
                value of notes (a)                           2,000    $  2,000
                                                           -------    --------
              Balances as of December 31, 2004 (b) (c)       2,000    $  2,000
                                                           =======    ========

(a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equal to the fair value of the number of common shares into which the Series D Preferred Stock is convertible into using the trading market price on the date the Series D Preferred Stock was issued.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

(c) As of December 31, 2004, outstanding Series D Preferred Stock is convertible into 444,444 shares of Common Stock.

     COMMON STOCK

In January 2003, the Company sold 70,000 shares of Common Stock to an existing stockholder for aggregate net proceeds of $307,000. In December 2003, P-Com issued 2.1 million shares of its Common Stock in connection with the SPEEDCOM asset acquisition. In accordance with Statements of Financial Accounting Standards No. 141, Business Combinations, these common shares were valued based upon trading market prices around the commitment date of the purchase transaction, or $7.2 million. In December 2003, holders of Series B Preferred Stock converted the Preferred Stock into 3.14 million shares of Common Stock. During the year ended December 31, 2003, the Company also issued 3.43 million shares of Common Stock in exchange for services and to settle indebtedness. In all instances where Common Stock was issued in exchange for services, the Common Stock was valued using the trading market prices on the commitment date or issue date, whichever is appropriate for the respective transaction.

In June 2002, P-Com sold approximately 3.82 million shares of unregistered Common Stock at a per share price of $21.00, for an aggregate net proceeds of approximately $7.3 million. In December 2002, P-Com sold approximately 111,111 shares of unregistered Common Stock at a per share price of $4.50, for an aggregate net proceeds of approximately $0.4 million. The shares have subsequently been registered for resale.

At December 31, 2004, P-Com had 3,870,393 shares of Common Stock reserved for issuance upon exercise of outstanding warrants and options.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

COMMON STOCK WARRANTS

         Three Year Warrant Summary. The following table summarizes our Common Stock warrant activity for each of each year ended December 31, (in thousands, except per share amounts):

                                         2004                        2003                       2002
                                       ----------------------------------------------------------------
                                        Shares      Price Range     Shares     Price Range     Shares      Price Range
Outstanding at beginning of year         5,900    $9.00-$1,275.00      102     $15.00-$42.50     22     $450.00-$1,275.00
    Issued                                 707    $0.56-$1.50        5,748     $0.30-$1.02       55     $9.00-$30.60
    Adjustments (a)                       (525)                         71     $4.38-$12.44      25     $131.40-$373.20
    Exercised                           (3,255)   $0.00-$0.05          (36)    $0.03-$0.03
    Cancelled                             (124)   $0.24-$0.24         (625)    $6.12-$255.00
                                                   --------------   ------                    ------
Outstanding at end of year               2,703                       5,900                      102
                                       =======                      ======                    ======

Warrants exercisable at end of year      2,703                       5,801                      102
                                       -------                      ------                    ------
Weighted-average exercise price of
  warrants issued during the year      $  1.26                       $4.80                    $19.20

      (a) Adjustments to Common Stock warrants arise from anti-dilution terms. The issuance of the Agilent Warrant and the SDS Warrant triggered the antidilution provisions of the Series C-1 Warrants, the Series C-2 Warrants and the Series C Convertible Preferred Stock.

         2004 WARRANT ACTIVITIES

In November 2004, P-Com issued a warrant to purchase 528,000 shares of the Company's common stock, in connection with the issuance of the $3.3 million promissory note to SDS Capital SPC Ltd. (the "SDS Warrant"). The SDS Warrant has an initial exercise price of $1.50 and a term of five years. The Company allocated the proceeds between the carrying value of the promissory note and the warrants based on the fair value of the transaction, resulting in an effective interest rate for the promissory note of 13.4%.

In November 2004, P-Com issued a warrant to purchase 178,571 shares of the Company's common stock to Agilent Financial Services, in connection with the restructuring of the $1.725 million obligation owed to Agilent Financial Services (the "Agilent Warrant"). The Agilent Warrant has an initial exercise price of $0.56 and a term of five years. The Company allocated the proceeds between the carrying value of the note and the warrants based on the fair value of the transaction, resulting in an effective interest rate for the note of 17.8%.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.     STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

STOCKHOLDER RIGHTS AGREEMENT (CONTINUED)

In general, the Rights will be exercisable only if a person or group acquires 15% or more of P-Com's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of P-Com's Common Stock. In the case of the State of Wisconsin Investment Board, Firsthand Capital Management, Alpha Capital and StoneStreet Limited Partnership the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, P-Com is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of P-Com's Common Stock, the Board of Directors, in its sole discretion, may redeem the Rights for $0.003 per Right.

6.     EMPLOYEE BENEFIT PLANS

         STOCK OPTION PLANS

On October 8, 2004, P-Com's stockholders approved the adoption of the 2004 Equity Incentive Plan (the "2004 Plan") as a successor to P-Com's 1995 Stock Option/Stock Issuance Plan (the "1995 Plan").

The 2004 Plan authorizes the issuance of up to 3,000,000 shares of Common Stock as of December 31, 2004.

The 2004 Plan provides four different types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units.

The exercise price per share for incentive stock options granted under the 2004 Plan may not be less than 100% of the fair market value per share of common stock on the option grant date. The exercise price for non-statutory stock options granted under the 2004 Plan may not be less that 85% of the fair market value per share of common stock on the option grant date. No option will have a term in excess of 10 years.

STOCK APPRECIATION RIGHTS

The Plan Administrator has complete discretion under the 2004 Plan to determine which eligible individuals are to receive stock appreciation rights, the time or times when such grants are to be made, the number of shares subject to each stock appreciation right, the vesting schedule (if any) to be in effect for the stock appreciation right and the maximum term for which any stock appreciation right is to remain outstanding. Under the 2004 Plan, an individual may not receive stock appreciation rights that pertain to more than 833,333 shares of common stock in any given year.

RESTRICTED STOCK

The Plan Administrator has complete discretion under the 2004 Plan to determine which eligible individuals are to receive shares of restricted stock, the time or times when such grants are to be made, the number of shares granted and the vesting schedule (if any) to be in effect for the restricted stock. In any given year, the number of shares of restricted stock that are subject to performance-based vesting conditions granted to a participant in the 2004 Plan may not exceed 833,333 shares.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.                 EMPLOYEE BENEFIT PLANS (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

STOCK UNITS

The Plan Administrator has complete discretion under the 2004 Plan to determine which eligible individuals are to receive stock units, the time or times when such grants are to be made, the number of stock units granted and the vesting schedule (if any) to be in effect for the stock units. In any given year, the number of stock units that are subject to performance-based vesting conditions granted to a participant in the 2004 Plan may not exceed 833,333 shares.

The following table summarizes stock option activity under P-Com's 2004 Plan (in thousands, except per share amounts):

                                           2004               2003               2002
                                    ------------------------------------------------------
                                    Shares    Price   Shares     Price   Shares     Price
                                    ------   -------   -----   --------  ------    -------
Outstanding at beginning of year     1,104   $ 26.40     102   $ 361.50      48    $876.30
   Granted                             335      2.41   1,034   $   3.90      68      30.30
   Exercised                             1      4.17      --         --      --
   Canceled                           (272)    10.42     (32)    355.80     (14)    504.60
                                    ------             -----             ------
Outstanding at end of year           1,168     23.30   1,104      26.40     102     361.50
                                    ======             =====             ======
Options exercisable at year-end        451     54.83     151     162.00      40     735.90
                                    ======             =====             ======
Weighted-average fair value of
   options granted during the year  $23.30             $3.60             $23.10


The following table summarizes information about stock options outstanding and exercisable at December 31, 2004 (in thousands, except per share amounts):

EMPLOYEE STOCK PURCHASE PLAN

On January 11, 1995, P-Com's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by stockholders in February 1995. The Purchase Plan permits eligible employees to purchase Common Stock at a discount through payroll deductions during successive offering periods with a maximum duration of 24 months. Each offering period shall be divided into consecutive semi-annual purchase periods. The price at which the Common Stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last day of the purchase period, whichever is lower. A total of 300,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Awards and terms are established by P-Com's Board of Directors. The Purchase Plan may be canceled at any time at the discretion of its Board of Directors prior to its expiration in January 2005. Under the Plan, P-Com sold approximately 900, 2,633, and 2,600, shares in 2002, 2001, and 2000, respectively. The Board of Directors suspended the plan in January 2002.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

                                                  2004       2003        2002
                                                -------    --------    --------
Net loss attributable to common stockholders
  As reported ..............................    $(5,868)   $(14,407)   $(54,306)
  Pro forma ................................    $(7,808)   $(16,374)   $(57,054)
Net loss per share
  As reported --Basic and Diluted ..........    $ (0.56)   $  (7.98)   $ (63.77)
  Pro forma --Basic and Diluted ............    $ (0.75)   $  (9.07)   $ (67.00)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003, and 2002, respectively: expected volatility of 128%, 158%, and 158%; weighted-average risk-free interest rates of 2.8%, 2.1%, and 3.1% ; weighted-average expected lives of 4.0, 4.0, and 4.0; respectively, and a zero dividend yield.

The fair value of the employees' stock purchase rights was estimated using the Black-Scholes model with the following assumptions for 2002: expected volatility of 197% weighted-average risk-free interest rates of 1.7% weighted-average expected lives of 0.5 years and a dividend yield of zero. The weighted-average fair value of those purchase rights granted in 2002 was $24.90. The employee stock purchase plan was suspended in 2002.

401(K) PLAN

P-Com sponsors a 401(k) Plan (the "401(k) Plan") which provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 60% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan permits, but does not require, P-Com to make matching contributions. To date, no matching contributions have been made.

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.    RESTRUCTURING AND OTHER CHARGES  (CONTINUED)

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

A summary of inventory reserve and provision for impairment of property and equipment activities is as follows (in thousands):

       Inventory Reserve

                                                   Additions
                                    Balance at     Charged to      Deductions
                                    Beginning      Statement          From      Balance at
                                     of Year     of Operations      Reserves    End of Year
                                    ----------   -------------     ----------   -----------
  Year ended December 31, 2002       $ 38,597       $ 5,770         $( 4,800)    $ 39,567
  Year ended December 31, 2003       $ 39,567       $ 5,460         $(17,908)    $ 27,119
  Year ended December 31, 2004       $ 27,119       $   916         $ (3,746)    $ 24,289

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

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.    GAIN (LOSS) ON DISCONTINUED OPERATIONS

        In the first quarter of 2003, the Company committed to a plan to sell its services business, P-Com Network Services, Inc. ("PCNS"). Accordingly, beginning in the first quarter of 2003, this business is reported as a discontinued operation and the financial statement information related to this business has been presented on one line, entitled, "Discontinued Operations," in the Consolidated Statements of Operations. On April 30, 2003, the Company entered into an Asset Purchase Agreement with JKB Global, LLC ("JKB") to sell certain assets of PCNS. The total cash consideration was approximately $105,000, plus the assumption of certain liabilities. The Company guaranteed PCNS' obligations under its premises lease, through July 2007. As part of the sale to JKB, JKB agreed to sublet the premises from PCNS for one year beginning May 1, 2003. The terms of the sublease required JKB to pay less than the total amount of rent due under the terms of the master lease. As a result, the Company remained liable under the terms of the guaranty for the deficiency, under the terms of the master lease of approximately $1.5 million, and the amount is accrued as loss on disposition of discontinued operations in the second quarter of 2003, which was the period that such loss was incurred. In the third quarter of 2003, the Company reached an agreement with the landlord to settle the lease guarantee for $0.3 million, and therefore wrote-back the excess $1.2 million accrual as a gain in discontinued operations in the third quarter of 2003.

       Summarized results of PCNS are as follows (in thousands):

                                   Year Ended December 31,
                                2004        2003        2002
                              -------     -------     -------
Sales                         $    --     $ 1,065     $ 3,337
                              -------     -------     -------
Loss from operations          $   (40)    $  (581)    $(4,284)
Provision for income taxes         --          --          --
                              -------     -------     -------
Net loss                      $   (40)    $  (581)    $(4,284)
                              -------     -------     -------

The loss from the sale of the discontinued services unit was $1.6 million for the year ended December 31, 2003, and this was principally due to the write-off of assets upon the discontinuation of the services business unit.

The assets and liabilities of the discontinued operations consisted of the following (in thousands):

                                                         December  31,
                                                         -------------
                                                         2004     2003
                                                         ----     ----
Total assets related to discontinued operations
Cash                                                     $ --     $ --
Accounts receivable                                        --       --
Inventory                                                  --       --
Prepaid expenses and other assets                          --       --
Property plant and equipment                               --       --
Other assets                                               --       40
                                                         ----     ----
                                                         $ --     $ 40
                                                         ----     ----
Total liabilities related to discontinued operations
Accounts payable                                         $183     $183
Other accrued liabilities                                  66      130
                                                         ----     ----
                                                         $249     $313

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.    SALES AND PROPERTY AND EQUIPMENT BY GEOGRAPHIC REGION

The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

                                % of total
Sales                            for 2004      2004       2003       2002
                                ----------   -------    -------    -------
North America ...............       11%      $ 2,579    $ 3,042    $ 2,949
United Kingdom ..............       23%        5,583      6,349      5,894
Continental Europe ..........       21%        5,178      3,693      4,487
Asia ........................       14%        3,386      5,831     15,018
Other Geographic Regions ....       31%        7,449      1,926      1,338
                                 -------     -------    -------    -------
                                   100%      $24,175    $20,841    $29,686
                                 =======     =======    =======    =======

                                                   2004      2003
                                                  ------    ------
Property, plant and equipment, net
  United States ..............................    $1,467    $2,324
  United Kingdom .............................        26        36
  Italy ......................................       253     1,439
  Other geographic regions ...................         9         8
                                                  ------    ------
  Total ......................................    $1,755    $3,807
                                                  ======    ======


10.     NET LOSS PER SHARE

The numerator for calculation of net loss per common share is the Company's net loss for the period, less preferred stock dividends and accretions. The denominator, weighted average common shares outstanding, does not include stock options with an exercise price that exceeds the average fair market value of the underlying Common Stock or other dilutive securities because the effect would be anti-dilutive.

11.     INCOME TAXES

Loss before discontinued operations, income taxes, cumulative effect of change in accounting principle and Preferred Stock accretions consists of the following (in thousands):

                              Year Ended December 31,
                        ----------------------------------
                          2004         2003         2002
                        --------     --------     --------
Domestic ...........    $ (2,574)    $(10,669)    $(44,694)
Foreign ............        (706)         (80)        (298)
                        --------     --------     --------
                        $ (3,280)    $(10,749)    $(44,992)
                        ========     ========     ========

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.    INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes consists of the following (in thousands):

                                         2004       2003       2002
                                        ------     -----      -----
Current:
  Federal .........................     $   --     $  --      $(503)
  State ...........................         --        --         --
  Foreign .........................         --        --         33
                                        ------     -----      -----
                                            --        --       (470)
                                        ------     -----      -----
Deferred:
  Federal .........................         --        --         --
  State ...........................         --        --         --
                                        ------     -----      -----
                                                      --         --
                                        ------     -----      -----
  Total ...........................     $   --     $  --      $(470)
                                        ======     =====      =====

Deferred tax assets consist of the following (in thousands):

                                                  December 31,
                                           ------------------------
                                              2004           2003
                                           ---------      ---------
Net operating loss carryforwards .....     $  98,594      $  92,133
Credit carryforwards .................         4,143          4,352
Intangible assets ....................        16,126         18,868
Reserves and other ...................        11,417         15,549
                                           ---------      ---------
Total deferred tax assets ............     $ 130,280      $ 130,902
Valuation allowance ..................      (130,280)      (130,902)
                                           ---------      ---------

Net deferred tax asset ...............     $      --      $      --
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

As of December 31, 2004, P-Com had a federal net operating loss carry forward of approximately $271,970,000. If not utilized, the losses will begin to expire in 2017.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.    INCOME TAXES (CONTINUED)

Reconciliation of the statutory federal income tax rate to its effective tax rate is as follows:

                                                   2004      2003      2002
                                                  ------    ------    ------

Income tax benefit at federal statutory rate      -35.0%    -35.0%    -35.0%
State income taxes net of federal benefit          -5.8%     -5.8%     -5.8%
Foreign income taxes at different rate              0.0%      0.0%      0.5%
Change in valuation allowance                      40.8%     40.8%     40.8%
Other Net                                           0.0%      0.0%     -1.4%
                                                  --------------------------
Total                                               0.0%      0.0%     -0.9%
                                                  ==========================

12.     ACQUISITION

WAVE WIRELESS DIVISION OF SPEEDCOM WIRELESS CORPORATION

On December 10, 2003, P-Com acquired substantially all of the operating assets and liabilities of Wave Wireless ("Wave Wireless"), a division of SPEEDCOM Wireless Corporation, a Sarasota, Florida-based company, through the issuance of 2,116,667 shares of P-Com Common Stock valued at $7,238,000, using market values for such shares around the commitment date ($3.42). Wave Wireless designs, manufactures and markets spread spectrum radio products for voice and data applications in both domestic and international markets. P-Com accounted for this acquisition as a purchase business combination. The results of the Wave Wireless division were included from the date of acquisition.

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


Fair value of 63.5 million shares of Common Stock     $ 7,238
Cash advances to Speedcom                               1,580
Liabilities assumed:
     Operating liabilities                              1,483
     Notes payable                                      3,000
                                                      -------
                                                       13,301
Assets acquired:
     Current assets, at fair values                     1,094
     Property and equipment and other assets              226
                                                      -------
                                                      $11,981
                                                      =======

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.     ACQUISITION (CONTINUED)

WAVE WIRELESS DIVISION OF SPEEDCOM WIRELESS CORPORATION (CONTINUED)

The following unaudited pro forma financial information gives effect to the Wave Wireless acquisition, as if it had occurred at the beginning of the respective period. Unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of those periods:

                                                            December 31,
                                                         2003          2002
                                                     -----------     --------

Sales                                                $    25,222     $ 37,362
                                                     ========================
Loss from continuing operations applicable to
  common shareholders                                $    15,559     $(48,971)
                                                     ========================

Loss from continuing operations per common share     $     (3.90)    $ (15.90)
                                                     ========================
Shares used to compute loss from continuing
  operations per common share                              3,905        3,102
                                                     ========================

13     COMMITMENTS

OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES

In 2000, P-Com entered into several capital leases for equipment in the amount of $1,869 thousand with interest accruing at 11%. These leases expired in 2002. In 2001, P-Com entered into several capital leases for equipment in the amount of $3,212 thousand with interest accruing at 11%. These leases expired in 2004. In 2002, P-Com entered into several capital leases for equipment in the amount of $459 thousand with interest accruing at 7.25%. These leases expired in 2003. P-Com did not enter into any new capital lease arrangement in 2003. The capital lease obligations are secured on all the leased equipment. Future minimum lease payments required under these leases are as follows (in thousands):

The present value of net minimum lease payments are reflected in the December 31, 2004 and 2003 balance sheets as a component of other accrued liabilities and other long-term liabilities of $0.0 and $2,317 thousand, respectively.

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13.     COMMITMENTS (CONTINUED)

OBLIGATIONS UNDER CAPITAL AND OPERATING LEASES (CONTINUED)

P-Com leases its facilities under non-cancelable operating leases, which expire at various times through 2015. The leases require P-Com to pay taxes, maintenance and repair costs. Future minimum lease payments under its non-cancelable operating leases at December 31, 2004 are as follows (in thousands):

Year Ending December 31,
------------------------
2005 ................................    $1,671
2006 ................................       319
2007 ................................       319
2008 ................................       319
2009 ................................       319
Thereafter...........................     1,678
                                         ------
                                         $4,625
                                         ======

During 2004, 2003, and 2002, the amount of rent expense incurred by P-Com under non-cancelable operating leases was $1,718 thousand, $1,446 thousand, and $3,230 thousand respectively.

14.     CONTINGENCIES

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

15.     SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning supplemental disclosure of cash flow activities.

                                           YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                        2004        2003       2002
                                      -------     -------     ------

Cash paid for income taxes ......     $    --     $    --     $   --
                                      =======     =======     ======
Cash paid for interest ..........     $   682     $   204     $1,829
                                      =======     =======     ======

                                   P-COM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
         (AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.     SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

NON-CASH TRANSACTIONS

During 2003, P-Com redeemed $20,090,000 of 7% Convertible Notes through an issuance of approximately 1,000,000 shares of Series B Preferred Stock. P-Com also redeemed $2.37 million of the Convertible Notes and repurchased 30,667 shares of Common Stock through an exchange for property and equipment.

During 2003, P-Com issued shares of Common Stock, valued at approximately $0.5 million (2002: $1.27 million), to pay vendors for outstanding liabilities, and issued shares of Common Stock, valued at approximately $0.4 million, to pay a consultant in lieu of services rendered.

During 2003, P-Com issued 2.1 million shares of Common Stock as consideration for the asset acquisition from SPEEDCOM.

During 2003, P-Com issued shares of Series D Convertible Preferred Stock valued at approximately $2 million, to redeem $2 million of promissory notes assumed from SPEEDCOM.

During 2002, $459,000 of property and equipment were acquired through the assumption of capital lease liabilities, respectively. In 2004 and 2003, no such transactions transpired.

During 2002, P-Com issued shares of Common Stock in exchange for Convertible Subordinated Notes. In conjunction with these transactions, the Company recorded Convertible Subordinated Notes conversion expense of $711 thousand for the year ended December 31, 2002, in accordance with FAS 84, a non-operating gain of $1.4 million for the year ended December 31, 2002. See Note 4 for additional information.

P-Com also issued warrants to purchase Common Stock to a consultant in lieu of services rendered, to Silicon Valley Bank for the bank line of credit, to investors, brokers, investment bankers and other service providers in conjunction with the Common Stock and Preferred Stock issuances, and certain warrant holders for anti-dilution adjustments.

16.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the Company's condensed consolidated financial information for the quarterly periods during the years ended December 31, 2004 and 2003. The amounts are in thousands, except income (loss) per common share. Income (loss) per common share for periods prior to July 19, 2004 has been restated to give effect to a one-for-thirty reverse stock split.

                                     First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------
YEAR  ENDED DECEMBER 31, 2004
  Net sales                         $ 6,837     $ 6,917     $ 6,143     $ 4,278
  Gross Profit                        1,738       1,992       1,157         568
Income (loss) from continuing
  operations                         (2,341)      6,253      (3,438)     (3,754)
Discontinued operations                 (40)         --          --          --
Preferred stock accretions             (776)       (673)       (683)       (260)
Net income (loss) applicable to
  common shareholders                (3,157)      5,580      (4,121)     (4,170)
Income (loss) per common share        (0.39)      10.83       (0.27)      (0.35)

                                     First      Second       Third      Fourth
                                    Quarter     Quarter     Quarter     Quarter
                                    -------     -------     -------     -------
YEAR ENDED DECEMBER 31, 2003
  Net sales                        $  4,617    $  4,965    $  5,569    $  5,690
  Gross profit                       (3,608)        841       1,138       1,866
Income (loss) from continuing
  operations                         (8,516)     (4,258)      8,033      (6,008)
Discontinued operations              (1,858)     (1,767)      1,367         121
Preferred stock accretions               --          --          --      (1,522)
Net income (loss) applicable to
  common shareholders               (10,374)     (6,025)      9,400      (7,409)
Income (loss) per share               (8.52)    (133.10)       1.88       (2.29)


17.     SUBSEQUENT EVENT

On March 10, 2005, the Company's Chief Executive Officer, Samuel Smookler, resigned as Chief Executive Officer and a director of the Company. The Board of Directors is currently negotiating the terms of his severance arrangements. Under the terms of his existing Agreement, Mr. Smookler may be entitled to receive severance payments totaling $250,000. In addition, his incentive stock option to acquire 80,000 shares of common stock vests immediately. The Company will record the negotiated severance expense effective with the date of termination during the first fiscal quarter in the year ended December 31, 2005. The acceleration in vesting of Mr. Smookler's incentive stock options is not considered a modification and, therefore, no expense will be recorded, because acceleration upon termination was provided for in his original employment agreement.

                                   SCHEDULE II
 VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004
                                 (IN THOUSANDS)

                                                 Additions
                                    Balance a    Charged to   Deductions
                                    Beginning    Statement       From        Balance at
                                     of Year   of Operations   Reserves     End of Year
                                    ---------  -------------  ----------    -----------
Allowance for doubtful accounts:
  Year ended December 31, 2002       $  1,080     $    258     $   (959)     $    379
  Year ended December 31, 2003            379           --          (69)          310
  Year ended December 31, 2004            310          202          (82)          430

Inventory related reserves:
  Year ended December 31, 2002       $ 38,597     $  5,770     $ (4,800)     $ 39,567
  Year ended December 31, 2003         39,567        5,459      (17,907)       27,119
  Year ended December 31, 2004         27,119          916       (3,746)       24,289


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 7, 2003, PricewaterhouseCoopers LLP, ("PricewaterhouseCoopers"), was dismissed as our independent registered public accounting firm. On August 7, 2003, our Audit Committee approved Aidman Piser & Company ("Aidman Piser") as our new independent auditors.

The reports of PricewaterhouseCoopers on our financial statements for the preceding two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. However, the reports of PricewaterhouseCoopers contained an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern.

In connection with the audits for the two most recent fiscal years in the period ended December 31, 2002 and through August 7, 2003, there were no disagreements with PricewaterhouseCoopers, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers would have caused them to make reference in their audit report.

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

There were no changes in our internal control over financial reporting during 2004.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

           P-Com's board of directors is authorized to have seven directors. The executive officers and directors of P-Com, their ages as of March 20, 2005, their positions and their backgrounds are as follows:

Name                      Age         Position
-----------------         ---         ------------------------------------------

George P. Roberts         72          Chairman of the Board
Daniel W. Rumsey          43          Chief Restructuring Officer
Don Meiners               43          President
Carlos Belfiore           60          Vice President and Chief Technical Officer
Elsbeth B. Kahn           48          Vice President of Sales and Marketing
Richard Reiss             48          Director
Frederick Fromm           55          Director
R. Craig Roos             59          Director


BACKGROUND

           The principal occupations of each executive officer and director of P-Com for at least the last five years are as follows:

George P. Roberts

           Mr. Roberts is a founder of P-Com and has served as Chief Executive Officer and a Director from October 1991 to May 2001, and as interim Chief Executive Officer since January 2002. Mr. Roberts resigned from his position as interim Chief Executive Officer on September 1, 2003. Since September 1993, he has also served as Chairman of the Board of Directors. Mr. Roberts' term as a director of P-Com ends upon the 2007 Annual Meeting of Stockholders.

Daniel W. Rumsey

           Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005. Prior to his appointment, since March 2003, Mr. Rumsey served as P-Com's Vice President, Acting Chief Financial Officer and General Counsel. Prior to joining P-Com, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Knowledge Kids Network is part of the Knowledge Universe family of companies. Prior to joining Knowledge Kids Network, Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive restructuring, legal and finance background, dating back to 1987 when he served as a staff attorney in the U.S. Securities and Exchange Commission's Division of Corporation Finance. He has also served as Assistant General Counsel for Terra Industries, Inc. and Associate General Counsel and Corporate Secretary of EchoStar Communications Corporation. Mr. Rumsey also serves as the Chairman of the Board of Directors of Prescient Applied Intelligence. Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

Don Meiners

           Mr. Meiners was appointed President on March 10, 2005. Prior to his appointment, he was Vice President - Operations of P-Com, and has held a variety of management roles since he joined P-Com in 1992. These include Vice President of Operations, Vice President Engineering, Vice President Manufacturing and Vice President of Engineering Program Management. Prior to P-Com, Mr. Meiners served in design engineering roles and project management for Digital Microwave Corporation and Equitorial Inc. Mr. Meiners graduated from the Missouri Institute Of Technology in 1983.

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

Elsbeth B. Kahn

         Elsbeth B. Kahn. Beth Kahn is currently Vice President - Sales and Marketing, a position she has held since she joined P-Com in April 2004. Prior to joining P-Com, Ms. Kahn was Chief Operating Officer at Advanced Network Information, a data networking technical and sales skills training company. Prior to joining Advanced Network Information in 2003, Ms. Kahn was Vice President and General Manager at DMC Stratex Networks, where she managed the profitability of three different product lines. Prior to joining DMC Stratex Networks in 2000, she held several director positions in manufacturing, marketing, development and business operations at Lucent Technologies/AT&T. Earlier in her career, Ms. Kahn spent six years at Bell Laboratories in the Microelectronics Business supporting digital radio, secure telephony and multi-chip module products. Ms. Kahn received a Master's of Science degree in Mechanical Engineering from the Massachusetts Institute of Technology in 1983, and a Bachelor's of Science degree in Mechanical Engineering from the University of Idaho in 1981, where she graduated Summa cum Laude.

Richard Reiss

         Mr. Reiss has served as director of P-Com since March 2005. Mr. Reiss is currently the Chairman of the Board of Directors of Glowpoint, Inc., where he has served since May 2000. He served as the Chief Executive Officer of Glowpoint from May 2000 to April 2002, and as President from May 2000 to April 2002. Mr. Reiss served as Chairman of the Board of Directors, President and Chief Executive Officer of All Communications Corporation from its formation in 1991 until the formation of Glowpoint's predecessor pursuant to a merger of All Communications Corporation and View Tech, Inc. in May 2000.

Frederick Fromm

         Mr. Fromm has served as a director of P-Com since June 2001. Since February 2004, Mr. Fromm has served as a consultant to several telecommunications companies. From May 2003 to February 2004, Mr. Fromm was President and Chief Executive Officer of Gluon Networks, Inc. a telecommunications equipment company. From July 2000 to October 2001, he was President, and from Nov. 2001 to October 2002 he was also Chief Executive Officer of Oplink Communications, Inc., an optical components company. From October 1998 to July 2000, he was President and Chief Executive Officer of Siemens Information and Communications, Inc, a telecommunications equipment company. From October 1996 to October 1998, he was President and Chief Executive Officer of Siemens Telecom Networks, Inc. a telecommunications equipment company.

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

         Audit Committee. The Audit Committee currently consists of two directors, Mr. Fromm, and Mr. Roos. The committee is primarily responsible for approving the services performed by P-Com's independent registerd public accounting firm and reviewing their reports regarding P-Com's accounting practices and systems of internal accounting controls. The Board of Directors has determined that Mr. Roos is a financial expert in that Mr. Roos has (i) an understanding of generally accepted accounting principles and financial statements; (ii) has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by P-Com's financial statements, or experience actively supervising one or more persons engaged in such activities; and (iv) an understanding of internal control over financial reporting; and an understanding of audit committee functions.

         Compensation Committee. The Compensation Committee currently consists of one director, Mr. Fromm. The Compensation Committee is primarily responsible for reviewing and approving P-Com's general compensation policies and setting compensation levels for its executive officers. The Compensation Committee also has the authority to administer P-Com's Employee Stock Purchase Plan and its 2004 Equity Incentive Plan and to make option grants thereunder.

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

CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company's Code of Ethics is filed as Exhibit 14.1 hereto. P-Com will provide to the public, free of charge, a copy of the code of ethics upon request in writing to P-Com's Chief Restructuring Officer at P-Com at 3175 S. Winchester Blvd., Campbell, CA 95008.

ITEM 11.   EXECUTIVE COMPENSATION AND RELATED INFORMATION

         The following table provides certain information summarizing the compensation earned for services rendered in all capacities to P-Com and its subsidiaries for each of the last three fiscal years by its "named executive officers," who consist of P-Com's Chief Executive Officer and each of P-Com's four other most highly compensated executive officers, who were executive officers on December 31, 2004 and whose salary and bonus for the fiscal year ended December 31, 2004 was in excess of $100,000.


SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                                                                                 COMPENSATION
                                                                                                 -------------
                                                                                                    AWARDS
                                                           ANNUAL COMPENSATION                   -------------
                                         ------------------------------------------------------   SECURITIES
                                                     SALARY        BONUS         OTHER ANNUAL     UNDERLYING      ALL OTHER
     NAME AND PRINCIPAL POSITION          YEAR       ($)(1)         ($)        COMPENSATION ($)   OPTIONS (#)  COMPENSATION ($)
------------------------------------     ------      -------      --------     ----------------  ------------  ----------------
Samuel Smookler                           2004       252,100       125,000                              --            --
Former CEO and Director                   2003       139,569            --        53,083(2)         80,000(3)         --
                                          2002            --            --            --                --            --

Daniel W. Rumsey                          2004       158,269            --            --                --            --
Chief Restructuring Officer               2003       104,369            --            --            73,333         8,000(4)
                                          2002            --            --            --                --            --

Don Meiners                               2004       130,046            --            --                --            --
President                                 2003       103,699            --            --            73,333            --
                                          2002       115,617            --            --               983            --

Randall L. Carl(5)                        2004       144,054        15,048            --                --            --
Former Senior Vice President,             2003       136,800        36,252            --            73,600            --
Sales and Marketing                       2002       158,650        11,400            --             1,500            --

Carlos A. Belfiore                        2004       138,000            --            --                --            --
Vice President of Engineering and         2003        18,577            --            --            80,000            --
Chief Technical Officer                   2002            --            --            --                --            --

(1) Includes amounts deferred under P-Com's 401(k) Plan.

(2) On October 8, 2003, Messrs. Roberts and Smookler each acquired 23.33 shares of Series C Preferred Stock of P-Com convertible into 13,611 shares of Common Stock, resulting in an effective purchase price of $3.00 per share of Common Stock. The closing price per share of Common Stock as reported on the OTC Bulletin Board on October 8, 2003 was $6.90 per share.

(3) Mr. Smookler was also granted a warrant to purchase 120,000 shares of P-Com Common Stock on the same terms and conditions as this option. Mr. Smookler resigned as Chief Executive Officer and a director of P-Com on March 10, 2005. The Board of Directors is currently negotiating the terms of Mr. Smookler's severance arrangements. Under the terms of his existing Agreement, Mr. Smookler may be entitled to receive severance payments totaling $250,000.

(4) Prior to joining P-Com full time in April 2003, Mr. Rumsey was paid $8,000 as a consultant to P-Com.

(5) Mr. Carl's employment with P-Com was terminated effective March 18, 2005. Mr. Carl's employment agreement requires the payment to him of six months severance, totaling approximately $72,000.

                        OPTION GRANTS IN LAST FISCAL YEAR

           No stock options were granted to the named executive officers during the 2004 fiscal year. No stock appreciation rights were granted to these individuals during such fiscal year.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

           The table below sets forth certain information with respect to P-Com's named executive officers concerning the exercise of options during 2004 and unexercised options held by such individuals as of the end of such fiscal year. No SARs were exercised during 2004 nor were any SARs outstanding at the end of such fiscal year.

                                                        NUMBER OF SECURITIES UNDERLYING        VALUE OF  UNEXERCISED
                                                         UNEXERCISED OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT FISCAL
                            SHARES          VALUE                 YEAR END(3)                     YEAR END ($) (1)
                          ACQUIRED ON      REALIZED     ------------------------------      --------------------------
       NAME              EXERCISE (#)       ($)(2)      EXERCISABLE      UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
-------------------      ------------      --------     -----------      -------------      -----------  -------------
Sam Smookler                   --             --           43,333              36,667             --          --
Don Meiners                    --             --           26,881              48,891             --          --
Daniel W. Rumsey               --             --           24,444              48,889             --          --
Randall L. Carl                --             --           26,669              49,264             --          --
Carlos A. Belfiore             --             --           25,867              54,133             --          --

(1) Based on the fair market value of the option shares at the 2004 fiscal year-end ($0.44 per share based on the closing selling price on the OTC Bulletin Board as of December 31, 2004) less the exercise price.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

           The Compensation Committee of the Board of Directors, as Plan Administrator of the 2004 Equity Incentive Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer and any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of P-Com or the subsequent termination of the officer's employment following the change in control event.

           P-Com entered into an Employment and Continuity of Benefits Agreement with George P. Roberts, dated May 31, 2001, outlining his continued employment with P-Com as Chairman of the Board following his resignation as Chief Executive Officer on May 30, 2001. The agreement provided for an employment period commencing May 31, 2001 through May 30, 2002. Throughout the employment period, Mr. Roberts was eligible to participate in all benefit plans that are made available to P-Com's executives and for which Mr. Roberts qualified.

           P-Com entered into a letter agreement with George P. Roberts, dated April 28, 2003, extending the employment period under the Employment and Continuity of Benefits Agreement with Mr. Roberts through May 30, 2005. The letter agreement provides for the amendment of the Employment and Continuity of Benefits Agreement upon the assignment of a new Chief Executive Officer of P-Com. Effective September 1, 2003, due his resignation and the appointment of a new Chief Executive Officer of P-Com, Mr. Roberts is entitled to compensation equal to half his salary prior to recent reductions, with one half of his total salary of $188,000 paid in cash, and the other half paid in Common Stock of P-Com.

           P-Com entered into an agreement with Sam Smookler, P-Com's former President and Chief Executive Officer, dated July 25, 2003, providing for the employment of Mr. Smookler as President and Chief Executive Officer for a period of two years. The agreement further provided for the payment to Mr. Smookler of a salary of $36,000 per month beginning September 1 and continuing through December 31, 2003. Beginning January 1, 2004, Mr. Smookler was paid a base salary of $250,000 per year. On September 2, 2004, Mr. Smookler was paid a cash bonus equal to 50% of his base salary. The agreement also provided for the grant of an option to purchase 2% of P-Com's total number of shares of Common Stock issued and outstanding as of September 2, 2003. By agreement with the Board of Directors, this number was fixed at 166,666 shares, which amount was reduced to 80,000 due to limitations in P-Com's 1995 Stock Option/Stock Issuance Plan. P-Com granted Mr. Smookler a warrant to purchase 86,666 shares of Common Stock, thereby making up the difference between the 166,666 shares granted by the Board of Directors, and the 80,000 actually issued under the Plan. Mr. Smookler resigned as Chief Executive Officer and a director of P-Com on March 10, 2005. The Board of Directors is currently negotiating the terms of Mr. Smookler's severance arrangements. Under the terms of his existing Agreement, Mr. Smookler may be entitled to receive severance payments of $250,000. In addition, his incentive stock option to acquire 80,000 shares of common stock vests immediately.

           P-Com entered into an agreement with Daniel Rumsey, its Chief Restructuring Officer, and former Vice President, General Counsel and Acting Chief Financial Officer, on April 4, 2003. Under the terms of the agreement, in the event Mr. Rumsey's employment with P-Com terminates at any time by reason of an involuntary termination, P-Com is obligated to pay him severance equal to the higher of his base salary on the date of the agreement, or his base salary on the date of his involuntary termination, which amount is obligated to be paid in a series of successive biweekly installments over the twelve month period measured from the date of his involuntary termination. At the time of his involuntary termination, each unvested option granted to Mr. Rumsey shall continue to vest, and such options plus options already vested but unexercised as of the date of his involuntary termination shall continue to be exercisable in accordance with the 1995 Stock Option/Stock Issuance Plan from the date of involuntary termination to the first anniversary date thereof. For purposes of the agreement, an involuntary termination shall mean the termination of his employment with P-Com (i) involuntarily upon his discharge or dismissal; or (ii) voluntarily following his resignation following (a) a change in level of management to which he reports, (b) a decrease or material change in his responsibilities, or (c) a reduction in his base salary. Effective March 10, 2005, Mr. Rumsey's annual salary was increased to $240,000.

           P-Com entered into an agreement with Dr. Carlos Belfiore, its Vice President of Engineering and Chief Technical Officer, on October 20, 2003. Under the terms of the agreement, Dr. Belfiore is paid a base salary of $138,000 per year. Dr. Belfiore was also paid a cash bonus equal to 30% of his base salary on January 15, 2005. The agreement also provided for the grant of an option to purchase 91,666 shares of Common Stock of P-Com, which amount was reduced to 80,000 due to limitations in P-Com's 1995 Stock Option/Stock Issuance Plan. P-Com granted Dr. Belfiore a warrant to purchase 11,666 shares of Common Stock, thereby making up the difference between the 91,666 shares granted by the Board of Directors, and the 80,000 actually issued under the Plan. In the event Dr. Belfiore's employment is terminated at any time without cause, P-Com is obligated to pay Dr. Belfiore his salary for six months following such termination, and all options previously granted to Dr. Belfiore continue to vest in accordance with their terms and conditions for a period of two years following the date of such termination. Following a change in control of P-Com, P-Com is obligated to pay Dr. Belfiore his base salary for a period of one year, and his options shall automatically accelerate so that each option becomes fully vested and immediately exercisable for the total number of shares subject to the option. A change in control will be deemed to occur under the agreements upon:
(a) a merger or consolidation in which P-Com is not the surviving entity; (b) the sale, transfer or other disposition of all or substantially all of the assets of P-Com in complete liquidation or dissolution of P-Com; (c) a reverse merger in which P-Com is the surviving entity but in which securities representing fifty percent (50%) or more of the total combined voting power of P-Com's outstanding securities are transferred to persons different from the persons holding those securities immediately prior to such merger; and the acquisition, directly or indirectly by any person or related group of persons of beneficial ownership of securities possessing more than thirty percent (30%) of P-Com's outstanding voting securities pursuant to a tender or exchange offer made directly to P-Com's stockholders.

On November 3, 2004, P-Com, Inc. entered into retention agreements with two of its senior executives, Don Meiners, its current President and former Vice President of Operations, and Randall L. Carl, its former Vice President of Sales and Marketing - Licensed Products. Under the terms of the agreements, in the event that either Messrs. Meiners or Carl are terminated without cause, P-Com is obligated to pay their base salary for a period of six months, and all options previously granted shall vest in accordance with their terms for a period of two years following the date of such termination. Mr. Carl's employment with the Company was terminated on March 17, 2005. The Company is currently negotiating the terms of Mr. Carl's severance payments.

In the event that Mr. Meiners is terminated within twelve months of a change in control, P-Com is obligated to pay his salary for a period of one year following such termination and all options granted shall automatically accelerate so that each option will become fully vested and immediately exercisable for the total number of shares of Common Stock subject to those options ("Severance Benefits"). For purposes of the agreement, a Change of Control shall mean any of the following transactions effecting a change in ownership or control of the
Company: (a) a merger or consolidation in which P-Com is not the surviving entity; (b) the sale, transfer or other disposition of all or substantially all of the assets of P-Com in complete liquidation or dissolution of P-Com; (c) any reverse merger in which P-Com is the surviving entity but in which securities representing 50% or more of the total combined voting power of P-Com's outstanding securities are transferred to a person(s) different from the person(s) holding those securities immediately prior to such merger; or (d) the acquisition, directly or indirectly by a person or related group of persons of beneficial ownership of securities possessing more than 30% of the total combined voting power of P-Com's outstanding securities pursuant to a tender or exchange offer made directly to P-Com's stockholders.

Mr. Meiners shall be entitled to receive his Severance Benefits if, at any time within twelve months of a Change of Control: (a) his level of responsibility at P-Com is materially reduced; (b) his place of employment is moved to a location that is more than 50 miles from his place of employment immediately prior to a Change in Control; or (c) his salary or bonus plan is reduced without his prior written consent. Effective March 10, 2005, Mr. Meiners annual salary was increased to $150,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of our Board of Directors currently consists of Mr. Fromm. Mr. Fromm was not an officer or employee of the Company at any time during the 2003 Fiscal Year or at any other time, nor did he have a business relationship with the Company.

      No executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is responsible for establishing the base salary and incentive cash bonus programs for our executive officers. The Committee also has the exclusive responsibility for the administration of our 2004 Equity Incentive Plan, under which grants may be made to executive officers and other key employees of the Company.

         The Compensation Committee is comprised of one non-employee director, who has no interlocking or other type of relationship that would call into question his independence as a committee member. The sole member of the Company's Compensation Committee is Mr. Frederick Fromm. On issues related to executive compensation, the Compensation Committee consults with the Chief Executive Officer. The following report of the Compensation Committee describes the Company's compensation policies during the fiscal year ended December 31, 2004 as they affected the Company's Chief Executive Officer and other executive officers.

         The Committee's objective in determining executive compensation is to provide our executive officers and other key employees with competitive compensation opportunities based upon their contribution to the financial success of the Company, the market levels of compensation in effect at companies with which the Company competes for executive talent, the personal performance of such individuals and, most importantly in 2004, the financial resources of the Company. The Committee may, however, in its discretion, apply different factors in setting executive compensation for future fiscal years.

         The compensation package for each executive officer is comprised of cash compensation and long-term equity incentive awards. Cash compensation consists of base salary and annual performance awards.

CASH COMPENSATION

         A key objective of our current executive compensation program is to position its key executives to earn cash compensation reflective of peer groups in the current industry climate. During 2004, the Committee increased the base salaries of certain of its key executive officers to more closely align their salary with their peers, in order to ensure retention of such executives. As a percentage, the base salaries paid to the Company's executive officers in 2004 were less than the 30% reduction in base salaries taken in 2002, when each executive officer's salary was reduced along with all exempt employees of the Company. These reductions were necessary in order for the Company to retain cash and consummate the restructuring of the Company, which was completed in the first quarter of 2004. As a result of the Company's failure to achieve its cash and other objectives in 2004, no performance awards were paid to executive officers in 2004 - other than to the Company's former sales executive, Randall
L. Carl, who was paid sales performance awards totaling $15,048 in 2004.

LONG-TERM INCENTIVE AWARDS

         Equity incentives are provided primarily through stock option grants under the 2004 Plan. The grants are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of our Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). The shares subject to each option generally vest in installments over a two-to-four-year period, contingent upon the executive officer's continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company during the applicable vesting period, and then only if the market price of the underlying shares appreciates over the option term.

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

         No stock option or other grants were issued to the Company's continuing executive officers in 2004, in light of the grant to the executive officers in 2003. Stock options were, however, granted to Elsbeth Kahn, the Company's former Vice President, Sales and Marketing. Ms. Kahn was granted an option to purchase 60,000 shares upon joining the Company in April 2004.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

         Mr. Samuel Smookler joined the Company as President and Chief Executive Officer on September 1, 2003. Mr. Smookler resigned from the Company on March 10, 2005. In setting Mr. Smooker's compensation, including his bonus for 2003-2004, the Compensation Committee considered Mr. Smookler's industry experience, the scope of his responsibilities, the Board's confidence in Mr. Smookler to lead the Company beyond the restructuring and to return the Company to profitability, and the recommendation of the Chairman and then interim Chief Executive Officer. Mr. Smookler's compensation in 2003 reflects amounts paid to Mr. Smookler designed to replace the income Mr. Smookler lost from his former employer to join the Company. This payment was required to successfully recruit Mr. Smookler to the Company. In determining Mr. Smookler's stock option grant, the Committee considered the percentage ownership interest typically offered chief executive officers of similarly situated companies, the anticipated impact of the restructuring on the issued and outstanding capital of the Company, and the relative number of options granted to other executive officers of the Company.

         Mr. Smookler's base compensation was not changed in 2004. In the Committee's view, the total compensation package provided to Mr. Smookler for the 2004 fiscal year is appropriate in the markets the industry served, in light of P-Com's current performance.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

         Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1.0 million paid to certain of the corporation's executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation to be paid to our executive officers for the 2004 fiscal year did not exceed the $1.0 million limit per officer, nor is it expected that the non-performance based compensation to be paid to our executive officers for fiscal 2005 will exceed that limit. Options granted under our 1995 and 2004 Plan are structured so that any compensation deemed paid to an executive officer in connection with the exercise of those options will qualify as performance-based compensation that will not be subject to the $1.0 million limitation. Because it is very unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to our executive officers. The Compensation Committee will reconsider this decision should the individual compensation of any executive officer ever approach the $1.0 million level.

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

        [TABLE BELOW REPRESENTS A LINE CHART IN THE ORIGINAL DOCUMENT.]

                                                S&P
                                           COMMUNICATIONS
                                             EQUIPMENT
               QUARTER ENDING   S&P 500        INDEX       P-COM
               --------------   -------    -------------- -------
                    Dec-99      100.00        100.00      100.00
                    Mar-00      102.00         97.25      209.19
                    Jun-00       99.00         88.33       64.31
                    Sep-00       97.77         70.70       74.91
                    Dec-00       89.86         43.68       34.63
                    Mar-01       78.97         24.66       14.49
                    Jun-01       83.34         20.08        6.22
                    Sep-01       70.85         14.24        3.05
                    Dec-01       78.14         16.04        3.73
                    Mar-02       78.09         12.28        2.26
                    Jun-02       67.37          8.32        0.81
                    Sep-02       55.49          6.16        0.46
                    Dec-02       59.88          7.32        0.43
                    Mar-03       57.73          7.53        0.34
                    Jun-03       66.33          8.41        0.21
                    Sep-03       67.79          9.94        0.50
                    Dec-03       75.68         12.12        0.33
                    Mar-04       76.65         12.93        0.14
                    Jun-04       77.65         13.27        0.09
                    Sep-04       75.86         11.46        0.05
                    Dec-04       82.49         12.45        0.04

(1) The graph assumes that $100 was invested on January 1, 1999, in our Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared on our Common Stock. (2) Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2004, except that one Form 4 was not timely filed for Mr. Josling and one Form 3 was not timely filed for Ms. Kahn.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information concerning the beneficial ownership of P-Com's Common Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock as of February 21, 2005 by each of the following:

      o each person known by P-Com to be the beneficial owner of 5% of more of its outstanding shares of Common Stock, Series C Convertible Preferred Stock or Series D Convertible Preferred Stock;

      o     each of P-Com's named executive officers;

      o     each of P-Com's directors; and

      o     all of P-Com's executive officers and directors as a group.

         Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, P-Com believes that each stockholder identified in the table possesses sole voting and investment power over all shares of Common Stock, Series C Convertible Preferred Stock and Series D Convertible Preferred Stock shown as beneficially owned by that stockholder. Percentage of beneficial ownership is based on 11,844,748 shares of Common Stock, 6,009 shares of Series C Convertible Preferred Stock and 2,000 shares of Series D Convertible Preferred Stock outstanding as of February 21, 2005. Shares of Common Stock subject to warrants and options that are currently exercisable or exercisable within 60 days of February 21, 2005, are considered outstanding and beneficially owned by the stockholder who holds those warrants or options for the purpose of computing the percentage ownership of that stockholder but are not treated as outstanding for the purpose of computing the percentage ownership of any other stockholder. Unless otherwise indicated below, the address of each stockholder listed below is 3175 S. Winchester Boulevard, Campbell, California 95008.

                                                                           SERIES C CONVERTIBLE          SERIES D CONVERTIBLE
                                            COMMON STOCK                      PREFERRED STOCK               PREFERRED STOCK
                              -----------------------------------------  --------------------------  ---------------------------
                                SHARES
                               ISSUABLE
                               PURSUANT      NUMBER OF
                                  TO          SHARES
                               WARRANTS     BENEFICIALLY
                                  AND          OWNED
                                OPTIONS     (INCLUDING
                              EXERCISABLE   THE NUMBER
                               WITHIN 60     OF SHARES                    NUMBER OF                  NUMBER OF
                                DAYS OF      SHOWN IN      PERCENTAGE      SHARES      PERCENTAGE      SHARES      PERCENTAGE
NAME AND ADDRESS               FEBRUARY      THE FIRST     OF SHARES     BENEFICIALLY   OF SHARES  BENEFICIALLY     OF SHARES
OF BENEFICIAL OWNER            21, 2005       COLUMN)     OUTSTANDING     OWNED (1)    OUTSTANDING    OWNED(2)     OUTSTANDING
----------------------------  ------------  ------------  -------------  ------------  ------------   -------------  ------------
North Sound Legacy Fund LLC
1209 Orange Street
Wilmington, DE 19801 (3)        1,621,028     1,621,028      13.7%          2,332         38.8%        142.00          7.1%

North Sound Legacy
Institutional Fund LLC
1209 Orange Street
Wilmington, DE 19801 (3)        1,621,028     1,621,028      13.7%          2,332         38.8%        877.33         43.9%

North Sound Legacy
International Fund Ltd.
Bison Court, Roadtown
Tortola, BVI
Wilmington, DE 19801 (3)        1,621,028     1,621,028      13.7%          2,332         38.8%        980.67         49.0%

SDS Capital Group SPC, Ltd.
113 Church Street
PO Box 134GT
Grand Canyon, Cayman Islands      528,000       874,044      7.4%             266          4.4%            --            --

Frederick R. Fromm                  9,351        16,275         *            9.32            *             --            --

R. Craig Roos                           0        17,333         *           23.33            *             --            --

George P. Roberts                  48,911        68,239         *           23.33            *             --            --

Daniel W. Rumsey                   30,556        30,556         *              --            --            --            --

Don Meiners                        32,498        32,570         *              --            --            --            --

Sam Smookler  (4)                  70,519        79,685         *           23.33            *             --            --

Carlos A. Belfiore                 33,333        33,333         *              --            --            --            --

Randall L. Carl (5)                32,867        32,867         *              --            --            --            --

Brian T. Josling (6)(7)            13,866        23,177         *              --            --            --            --

All current directors and
executive officers as a
group (9 persons)                 271,901       334,215     2.82%           79.31           1.3%           --            --

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

     (4) Mr. Smookler resigned as President, Chief Executive Officer and Director of the Company effective March 10, 2005.

     (5) Mr. Carl's employment with the Company was terminated effective March 18, 2005.

     (6) For purposes of determining beneficial ownership in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, the total shares of Common Stock includes shares beneficially owned by Margaret Josling and TKB Ventures Ltd.

     (7) Mr. Josling resigned as a Director of the Company effective March 1, 2005.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTONS

           Not applicable.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

           Effective August 17, 2003, P-Com retained Aidman, Piser & Company ("Aidman Piser") as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2004. The aggregate fees Aidman Piser billed us in 2004 for audit services, including for review of our interim financial statements was $133,210.

AUDIT-RELATED FEES

           The aggregate fees Aidman Piser billed us in 2004 for audit related services that are reasonably associated to the performance of the audit or review of the Company's financial statements and are not reported above under the caption "Audit Fees" were $36,840, and were principally related to post-report review procedures to update their reports and issue consents in connection with our filing of Registration Statements.

TAX FEES

           Aidman Piser does not provide tax compliance, tax advisory or any other tax planning services to P-Com.

ALL OTHER FEES

           Aidman Piser does not provide any other services to P-Com.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

           The Audit Committee has adopted an Audit Committee Charter, which sets forth the procedures and policies pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Charter, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee ("general pre-approval"), or require the specific pre-approval of the Audit Committee. Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent registered public accounting firm.

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

1.       Index to Financial Statements
         Financial Statements of the Registrant are listed in the Index to Consolidated Financial Statements and filed under Item 8, "Financial Statements" in this Annual Report on Form 10-K.

2.       Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

3.       Exhibits

Exhibit
Number        Description of Document
------        -----------------------
3.1(1)        Restated Certificate of Incorporation filed with the Delaware
              Secretary of State on March 9, 1995
3.1A(2)       Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on June 16, 1997
3.1B(3)       Certificate of Designation for the Series A Junior Participating
              Preferred Stock, as filed with the Delaware Secretary of State on
              October 8, 1997
3.1C(4)       Amended and Restated Certificate of Designation of the Series A
              Junior Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998
3.1D(5)       Certificate of Designation for the Series B Convertible
              Participating Preferred Stock, as filed with the Delaware
              Secretary of State on December 21, 1998
3.1E(6)       Certificate of Correction of Certificate of Designations for the
              Series B Convertible Participating Preferred Stock, as filed with the Delaware Secretary of State on December 23, 1998
3.1F(7)       Certificate of Elimination of Series B Convertible Participating
              Preferred Stock as filed with the Delaware Secretary of State on
              June 15, 1999
3.1G(8)       Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on October 20, 2000
3.1H(9)       Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on June 24, 2002
3.1I(10)      Certificate of Designation, Preferences and Rights of Series B
              Convertible Preferred Stock of P-Com, Inc., as filed with the
              Delaware Secretary of State on July 29, 2003.
3.1J(11)      Certificate of Designation, Preferences and Rights of Series C
              Convertible Preferred Stock of P-Com, Inc., as filed with the
              Delaware Secretary of State on September 24, 2003.
3.1I(12)      Certificate of Amendment of Restated Certificate of Incorporation
              filed with the Delaware Secretary of State on December 3, 2003.
3.1J(12)      Certificate of Designation, Preferences and Rights of Series D
              Convertible Preferred Stock of P-Com, Inc., as filed with the
              Delaware Secretary of State on December 15, 2003.
3.1K(13)      Certificate of Amendment of Restated Certificate of Incorporation
              of P-Com, Inc., as filed with the Delaware Secretary of State on
              July 15, 2004.
3.1L(14)      Restated Certificate of Incorporation of P-Com, Inc. 3.1M(15)
              Certificate of Amendment of Restated Certificate of Incorporation
              of P-Com, Inc., as filed with the Delaware Secretary of State on
              October 12, 2004.
3.2(16)       Bylaws
3.2A(12)      Amendment to Bylaws, effective as of December 3, 2003.
4.1(17)       Form of Common Stock Certificate 4.2(18) Amended and Restated
              Rights Agreement dated as of January 24, 2001 between Registrant and BankBoston, N.A.

4.3*(19)      1995 Stock Option/Stock Issuance Plan (as amended and restated
              through July 17, 2002), including forms of Notices of Grant of
              Automatic Stock Option for initial grant and annual grants and
              Automatic Stock Option Agreements.
4.4*(20)      Amendment to 1995 Stock Option/Stock Issuance Plan, effective as of December 3, 2003.
4.5*(21)      Employee Stock Purchase Plan, as amended. 4.6*(22) 2004 Equity
              Incentive Plan.
10.18(23)     Form of Indemnification Agreement by and between the Company and each of its officers and directors and a list of signatories.
10.90*(24)    Employment and Continuity of Benefits Agreement by and between
              George Roberts and P-Com, Inc., dated May 31, 2001.
10.95*#(25)   Severance Letter Agreement by and between P-Com, Inc. and Alan T.
              Wright dated April 8, 2002.
10.96*#(25)   Form of Amendment to Change in Control Severance Agreement by and
              between P-Com, Inc. and the officers P-Com listed as signatories thereto.
10.98#(25)    Engagement Letter Agreement by and between P-Com, Inc. and Cagan
              McAfee Capital Partners dated December 10, 2001 and Addendum dated
              June 13, 2002.
10.99(25)     Warrant Issuance Agreement by and between P-Com, Inc. and Cagan
              McAfee Capital Partners dated December 1, 2001.
10.100(25)    Accounts Receivable Purchase Agreement by and between P-Com, Inc.
              and Silicon Valley Bank dated June 26, 2002.
10.101#(25)   OEM Agreement by and between P-Com, Inc. and Shanghai Datang
              Mobile Communications dated July 1, 2002.
10.107(26)    Loan and Security Agreement between P-Com, Inc. and Silicon Valley
              Bank dated September 20, 2002
10.108(26)    Loan and Security Agreement (Exim Program) between P-Com, Inc. and
              Silicon Valley Bank dated September 20, 2002.
10.109(26)    Secured Promissory Notes issued to Silicon Valley Bank dated
              September 20, 2002.
10.110(26)    Warrant to Purchase Stock Agreement between P-Com, Inc. and
              Silicon Valley Bank dated September 20, 2002.
10.111(26)    Amendment to OEM Agreement between P-Com, Inc. and Shanghai Datang
              Mobile Communication effective July 1, 2002.
10.113(27)    Addendum II to Engagement Letter, dated December 10, 2001, between
              P-Com, Inc. and Cagan McAfee Capital Partners, effective as of
              January 9, 2003.
10.117(10)    Securities Purchase Agreement, dated May 28, 2003, by and among P-
              Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy
              Institutional Fund LLC and North Sound Legacy International Ltd.
10.118(10)    Registration Rights Agreement, dated May 28, 2003, by and among P-
              Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy
              Institutional Fund LLC and North Sound Legacy International Ltd.
10.119(10)    Security Agreement, dated May 28, 2003, by P-Com, Inc. and North
              Sound Legacy Institutional Fund LLC, as collateral agent for North
              Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC
              and North Sound Legacy International Ltd.
10.120(11)    Form of Securities Purchase Agreement, dated October 3, 2003, by and among P-Com, Inc. and certain investors signatory thereto.
10.121(11)    Form of Registration Rights Agreement, dated October 3, 2003, by and among P-Com, Inc. and certain investors signatory thereto.
10.122(11)    Form of Series C-1 Warrant 10.123(11) Form of Series C-2 Warrant
10.124(12)    Form of Registration Rights Agreement, dated as of October 3,
              2003, by and among P-Com, Inc., P Investors LLC, Woodmont
              Investments Ltd. and Newberg Family Trust.
10.125(12)    Form of Joinder Agreement, dated December 16, 2003, by and among
              P-Com, Inc. and certain investors signatory thereto.
10.126(12)    Closing Memorandum, dated as of December 10, 2003, by and between
              P-Com, Inc. and SPEEDCOM Wireless Corporation.
10.127(12)    Debt Conversion Agreement, dated as of December 10, 2003, by and among P-Com, Inc., SPEEDCOM Wireless Corporation, North Sound
              Legacy Fund LLC, North Sound Legacy Institutional Fund LLC and
              North Sound Legacy International Ltd.
10.128(28)    Form of Convertible Promissory Note, issued by P-Com to each of
              North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund
              LLC and North Sound Legacy International Ltd.
10.129(12)    Note Repurchase Agreement, dated as of December 18, 2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North Sound Legacy
              Institutional Fund LLC and North Sound Legacy International Ltd.
10.130(12)    Form of Registration Rights Agreement, dated as of December 18,
              2003, by and among P-Com, Inc., North Sound Legacy Fund LLC, North
              Sound Legacy Institutional Fund LLC and North Sound Legacy
              International Ltd.

10.131(28)    Engagement Letter Agreement, dated as of August 25, 2003, between
              P-Com, Inc. and Burnham Hill Partners, a division of Pali Capital,
              Inc.
10.132*(28)   Severance Agreement, dated April 4, 2003, between P-Com, Inc. and
              Daniel W. Rumsey.
10.133*(28)   Employment Letter Agreement, dated July 25, 2003, between P-Com,
              Inc. and Samuel Smookler.
10.134*(28)   Employment Letter Agreement, dated October 20, 2003, between
              P-Com, Inc. and Carlos Belfiore
10.135*(29)   Employment Letter Agreement, dated April 7, 2004, between P-Com,
              Inc. and Elsbeth Kahn.
10.136*(30)   Employment Letter Agreement, dated November 3, 2004, between
              P-Com, Inc. and Don Meiners.
10.137*(31)   Employment Letter Agreement, dated November 3, 2004, between
              P-Com, Inc. and Randall L. Carl.
10.138(32)    Note and Warrant Purchase Agreement, dated November 3, 2004, between P-Com, Inc. and Purchasers.
10.139(33)    Registration Rights Agreement, dated November 3, 2004, between
              P-Com, Inc. and Purchasers.
10.140(34)    Form of Promissory Note.
10.141(35)    Form of Warrant.
14.1(36)      Code of Ethics
21.1          Subsidiaries of the Registrant
23.1          Consent of Aidman, Piser & Company, P.A.
23.2          Consent of PricewaterhouseCoopers LLP
31.1          Rule 13a-14(a)/ 15d-14(a) Certification
31.2          Rule 13a-14(a)/15d-14(a) Certification
32.1          Section 1350 Certification
32.2          Section 1350 Certification

* Compensatory benefit arrangement.
# Confidential treatment has been granted as to certain portions of these exhibits.
+ Previously filed.

(1) Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-95392) declared effective with the Securities and Exchange Commission on August 17, 1995.
(2) Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-25356) for the quarterly period ended June 30, 1997, filed with the Securities and Exchange Commission on August 18, 1997.
(3) Incorporated by reference to Exhibit 3 to the Registrant's Current Report on From 8-K (File No. 000-25356) filed with the Securities and Exchange Commission on October 2, 1997.
(4) Incorporated by reference to Exhibit 3.2C of the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on December 22, 1998.
(5) Incorporated by reference to Exhibit 3.2D of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1998.
(6) Incorporated by reference to Exhibit 3.2E of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 24, 1998.
(7) Incorporated by reference to Exhibit 3.2F to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.
(8) Incorporated by reference to Exhibit 3.2A to the Registrant's Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.
(9) Incorporated by reference to Exhibit 3.2G to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.
(10) Incorporated by reference to the exhibits filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003.
(11) Incorporated by reference to the exhibits filed as part of the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2003.
(12) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-111405) declared effective with the Securities and Exchange Commission on February 6, 2004.

(13) Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004.
(14) Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004.
(15) Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004.
(16) Incorporated by reference to Exhibit 3.3A to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.
(17) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.
(18) Incorporated by reference to Exhibit 4.10 to the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on May 7, 2001.
(19) Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-55604)filed with the Securities and Exchange Commission on February 14, 2001.
(20) Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 111511) filed with the Securities and Exchange Commission on December 23, 2003.
(21) Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-63762)filed with the Securities and Exchange Commission on June 25, 2001.
(22) Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-120455) filed with the Securities and Exchange Commission on November 12, 2004.
(23) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-88492) declared effective with the Securities and Exchange Commission on March 2, 1995.
(24) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the Securities and Exchange on December 24, 2001.
(25) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002.
(26) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002.
(27) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.
(28) Incorporated by reference to the identically numbered exhibit to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 30, 2004.
(29) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004.
(30) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on ovember 9, 2004.
(31) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 9, 2004.
(32) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
(33) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
(34) Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
(35) Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 8, 2004.
(36) Incorporated by reference to Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

(b) During the three months ended December 31, 2004, we furnished the following Current Reports on Form 8-K:

o   Current report furnished October 4, 2004 reporting Item 2.02, Item 2.03 and
    Item 9.01
o   Current report furnished October 14, 2004 reporting Item 5.03, Item 8.01 and
    Item 9.01
o   Current report furnished November 1, 2004 reporting Item 2.02 and Item 9.01
o   Current report furnished November 8, 2004 reporting Item 1.01, Item 2.03 and
    Item 9.01
o   Current report furnished November 9, 2004 reporting Item 1.01 and Item 9.01
o   Current report furnished December 1, 2004 reporting Item 1.01, Item 2.03,
    Item 3.02, Item 8.01 and Item 9.01

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 23, 2005                       By: /s/ Daniel W. Rumsey
                                                -------------------------------
                                                Daniel W. Rumsey
                                                Chief Restructuring Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

                             Chief Restructuring Officer
/s/ Daniel W. Rumsey         (Principal Executive Officer)        March 23, 2005
-------------------------
Daniel W. Rumsey

                             (Principal Financial Officer and
/s/ Daniel W. Rumsey         Principal Accounting Officer)        March 23, 2005
-------------------------
Daniel W. Rumsey


/s/ George P. Roberts        Chairman of the Board of Directors   March 23, 2005
-------------------------
George P. Roberts


/s/ Richard Reiss            Director of the Company              March 23, 2005
-------------------------
Richard Reiss


/s/ Frederick R. Fromm       Director of the Company              March 23, 2005
-------------------------
Frederick R. Fromm


/s/ R. Craig Roos            Director of the Company              March 23, 2005
-------------------------
R. Craig Roos