Form 10-Q
period 2005-03-31
P COM INC
filed 2005-05-12
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

--------------------------------------------------------------------------------
                                    FORM 10-Q
--------------------------------------------------------------------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer as defined in the Exchange Act Rule 12b-2. YES |_| NO |X|

As of May 11, 2005 there were 11,827,426 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 38 pages of which this is page 1. The Exhibit Index appears on page 35.

                                   P-COM, INC.
                                TABLE OF CONTENTS


                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number
                                                                          ------

Item 1  Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 2005
        and December 31, 2004............................................      3

        Condensed Consolidated Statements of Operations for the three
        months ended March 31, 2004 and 2003.............................      4

        Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 2005 and 2004.............................      5

        Notes to Condensed Consolidated Financial Statements.............      7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................     19

Item 3  Quantitative and Qualitative Disclosure about Market Risk........     31

Item 4  Controls and Procedures..........................................     32

PART II.OTHER INFORMATION

Item 1  Legal Proceedings................................................     33

Item 2  Changes in Securities............................................     33

Item 3  Defaults Upon Senior Securities..................................     33

Item 6  Exhibits and Reports on Form 8-K.................................     34

Signatures...............................................................     34

PART I - FINANCIAL INFORMATION

ITEM 1.
                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         March 31,  December 31,
                                                           2005         2004
ASSETS                                                  (unaudited)
                                                         ---------  -----------
Current assets:
Cash and cash equivalents                                $   1,264  $     2,280
Accounts receivable, net                                     3,680        2,828
Inventory                                                    1,283        4,722
Prepaid expenses and other assets                            1,300        1,519
Assets held for sale, net of liabilities                       826
                                                         ---------  -----------
Total current assets                                         8,353       11,349
Property and equipment, net                                  1,220        1,755
Goodwill                                                    11,991       11,991
Other assets                                                   277          328
                                                         ---------  -----------
Total  assets                                            $  21,841  $    25,423
                                                         =========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                         $   3,103  $     3,139
Other accrued liabilities                                    7,032        3,500
Loan payable to bank                                           974           --
Notes payable current                                        3,192        3,178
Liabilities of discontinued operations                         203          249
                                                         ---------  -----------
Total current liabilities                                   14,504       10,066
                                                         ---------  -----------

    Other long-term liabilities                              2,402        1,743
                                                         ---------  -----------
Total liabilities                                           16,906       11,809
                                                         ---------  -----------

Series B Preferred Stock                                     1,622        1,569
Series C Preferred Stock                                     3,057        2,537
Series D Preferred Stock                                     2,000        2,000
                                                         ---------  -----------
     Total Preferred Stock                                   6,679        6,106
                                                         ---------  -----------
Stockholders' equity (deficit):
Common stock                                                    38           35
Treasury stock, at cost; 30 shares                             (74)         (74)
Additional paid-in capital                                 376,687      376,430
Accumulated deficit                                       (378,266)    (368,885)
Accumulated other comprehensive loss                          (129)           2
                                                         ---------  -----------
        Total stockholders ' equity (deficit)               (1,744)       7,508
                                                         ---------  -----------
Total liabilities and stockholders' equity (deficit)     $  21,841  $    25,423
                                                         =========  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             P-COM, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data, unaudited)

                                                            Three months ended
                                                                 March 31,
                                                             2005        2004
                                                           --------    --------
Sales                                                      $  2,497    $  6,837
Cost of sales                                                 2,545       5,099
                                                           --------    --------
Gross profit (loss)                                             (48)      1,738
                                                           --------    --------

Operating expenses:
   Research and development/engineering                       1,197       1,257
   Selling and marketing                                      1,235       1,451
   General and administrative                                   924       1,183
   Restructuring charges                                      5,362
                                                           --------    --------
   Total operating expenses                                   8,718       3,891
                                                           --------    --------
Operating loss                                               (8,766)     (2,153)

Interest expense                                               (219)        (75)
Other income (expense), net                                     187        (113)
                                                           --------    --------
Loss from continuing operations                              (8,798)     (2,341)

Loss from discontinued operations                                --         (40)
                                                           --------    --------
Net loss                                                     (8,798)     (2,381)

Preferred stock accretions                                     (580)       (776)
                                                           --------    --------
Net loss attributable to common stockholders               $ (9,378)   $ (3,157)
                                                           ========    ========
Basic and diluted loss per common share:
Loss from continuing operations                            $  (0.79)   $  (0.39)
Loss from discontinued operations                             (0.00)      (0.00)
                                                           --------    --------
Basic and diluted loss per common share                    $  (0.79)   $  (0.39)
                                                           ========    ========

Shares used in basic and diluted per share computation       11,816       8,154
                                                           ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS
                            (In thousands, unaudited)

                                                             Three months ended
                                                                  March 31,
                                                               2005       2004
                                                             -------    -------
Cash flows from operating activities:
Net loss                                                     $(8,798)   $(2,381)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Loss from discontinued operations                              --         40
   Depreciation                                                  244        421
  (Gain) or loss on disposal of property and equipment          (242)         7
   Amortization of warrants                                       23         69
  Gain on vendor settlements                                     (92)       (94)
  Loss on restructuring                                        5,362
Changes in operating assets and liabilities:
   Accounts receivable                                          (651)    (1,241)
   Inventory                                                    (727)     1,336
   Prepaid expenses and other assets                            (116)      (946)
   Accounts payable                                              552        235
   Other accrued liabilities                                   1,744        598
                                                             -------    -------
      Net cash used in operating activities                   (2,701)    (1,956)
                                                             -------    -------
Cash flows from investing activities:
   Proceeds from sale of investment in Speedcom                  100
   Acquisition of property and equipment                          (2)       (63)
  Proceeds from sale of property and equipment                   192
                                                             -------    -------
      Net cash used in investing activities                      190         37
                                                             -------    -------
Cash flows from financing activities:
   Proceeds (payments) on bank loan                              974         (1)
   Proceeds from debt financing                                  850
   Payments under capital lease obligations                     (327)      (201)
                                                             -------    -------
      Net cash provided by (used in)  financing activities     1,497       (202)
                                                             -------    -------
Effect of exchange rate changes on cash                           (2)        (1)
                                                             -------    -------
Net decrease in cash and cash equivalents                     (1,016)    (2,122)

Cash and cash equivalents at beginning of the period           2,280      6,185
                                                             -------    -------
Cash and cash equivalents at end of the period               $ 1,264    $ 4,063
                                                             =======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                            (In thousands, unaudited)

                                                              Three months ended
                                                                  March 31,
                                                                2005     2004
                                                               ------   ------
Supplemental cash flow disclosures:

Cash paid for interest                                         $   25   $   20
                                                               ------   ------

Non-cash investing and financing activities :

Warrants issued in connection with convertible
   promissory notes                                            $   19   $   --
                                                               ------   ------
Conversion of Series C Preferred stock into Common stock       $   10   $  439
                                                               ------   ------

Warrants issued in connection with lease termination           $  233   $   --
                                                               ======   ======

The accompanying notes are an intergral part of these condensed consolidated financial statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of March 31, 2005, and the results of their operations and their cash flows for the three months ended March 31, 2005 and 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2004 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the three-month period ended March 31, 2005, the Company incurred a net loss of $8.8 million and used $2.7 million cash in its operating activities. As of March 31, 2005, the Company had a deficit in stockholders' equity of $1.7 million, and accumulated deficit of $378.3 million. Also as of March 31, 2005, the Company had approximately $1.2 million in cash and cash equivalents, and a working capital deficiency of approximately $6.2 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's current working capital requirements are being met principally from available borrowings under a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), discussed below. The amount outstanding under the Credit Facility was approximately $974,000 at March 31, 2005. In addition, the Company issued additional promissory notes aggregating $850,000 under the terms of a Note and Warrant Purchase Agreement (the "Purchase Agreement") during the period ending March 31, 2005, discussed below. Additional borrowings of $850,000 were available under the Purchase Agreement as of March 31, 2005.

Management currently anticipates that the Restructuring Plan will substantially reduce, and ultimately eliminate, the Company's dependence on external sources of financing. However, available borrowings under the Credit Facility and Purchase Agreement may be inadequate to satisfy the Company's liquidity needs for the remainder of 2005. As a result, in addition to (i) issuing additional promissory notes under the Purchase Agreement, (ii) accessing available borrowings under the Credit Facility, and (iii) significantly curtailing current spending, and substantially reducing liabilities and operating and other costs under the Restructuring Plan, management intends to seek additional financing in order to satisfy its liquidity needs. There can be no assurance that the Restructuring Plan will be successful, or that additional financing will be available on acceptable terms, if at all. Accordingly, management is also evaluating the merits of a strategic acquisition or other transaction that would substantially improve its liquidity and capital resource position and the merits of an outright sale of the Company's operation. If ultimately required, there can also be no assurances that these actions will be successful. If management is unsuccessful in its plans, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2.    NET LOSS PER SHARE

For purposes of computing basic and diluted net loss per common share for the quarterly period ended March 31, 2005 and 2004, the weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market of the Company's Common Stock for the period because the effect would be anti-dilutive. Because losses were incurred in the first quarter of 2005 and 2004, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

3.    BORROWING ARRANGEMENTS

On September  17, 2004, we renewed our credit  facility (the "Credit  Facility")
with Silicon Valley Bank (the "Bank") through September 17, 2005. The Credit Facility consists of a Loan and Security Agreement for a $1.0 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $3.0 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all of our receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment. We also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of March 31, 2005, $974,000 was outstanding under the Credit Facility.

As of March 31, 2005, we were not in compliance with the minimum tangible net worth covenant established in the Credit Facility. The Company and the Bank are currently negotiating non-compliance waivers, as well as an amendment to the Credit Facility in light of the Restructuring Plan. In the event the Bank ceases to extend credit under the Credit Facility, or declares a default, the Company will no longer have access to external sources of bank financing.

On November 3, 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with a purchaser ("Purchaser") whereby the Purchaser agreed to purchase debentures in the aggregate principal amount of up to $5,000,000 (the "Notes") (the "Debenture Financing"). In addition, the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's common stock. The warrants have an initial exercise price of $1.50 and a term of five years. The Purchase Agreement provided that the Notes and warrants be issued in multiple closings. The first closing took place on November 26, 2004 and consisted of a $3,300,000 Note and warrants to purchase 580,000 shares of the Company's common stock. The second and third closings took place on March 21, 2005 and March 31, 2005 and consisted of Notes for $250,000 and $600,000, and warrants to purchase 40,000 and 96,000 of the Company's common stock, respectively.

On November 30, 2004, Agilent Financial Services ("Agilent") entered into an agreement with us to restructure the $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; with the balance payable in sixteen monthly payments of $92,187 beginning January 1, 2005, up to and including April 1, 2006. In addition, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years. On March 31, 2005, the Company and Agilent entered into an agreement whereby one half of the remaining debt of $1,111,599 would be paid in equal payments over eighteen months beginning April 1, 2005, with the other half would be paid in the form of senior preferred stock convertible at any time at the option of the holder into common stock at a price of $.50 per share. We expect to realize a gain of $387,000 on the conversion of the debt in the quarter ending June 30, 2005 after the preferred stock has been authorized and issued.

4.    BALANCE SHEET COMPONENTS

      Inventory

Inventory consists of the following (in thousands of dollars, unaudited):

                                                    MARCH 31,   DECEMBER 31,
                                                       2005         2004
                                                    ---------   ------------
Raw materials                                       $      55   $        475
Work-in-process                                            75            299
Finished goods                                          1,153          3,948
                                                    ---------   ------------
                                                    $   1,283   $      4,722
                                                    =========   ============

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):

                                                    MARCH 31,   DECEMBER 31,
                                                       2005         2004
                                                    ---------   ------------
Purchase commitment                                 $   1,255   $        278
Accrued warranty (a, b)                                   491            491
Accrued compensation and employee benefits              1,340            987
Value added tax payable                                   135            175
Customer advances                                         261            298
Impairment charge for P-Com Italia                        826
Accrued rent                                                6            308
Deferred revenue                                        2,285            112
Other                                                     433            851
                                                    ---------   ------------
                                                    $   7,032   $      3,500
                                                    =========   ============


      a) A summary of product warranty reserve activity for the quarterly period ended March 31, 2005 is as follows:

         Balance at January 1, 2005                 $     491
         Additions relating to products sold               94
         Payments                                         (94)
                                                    ---------
         Balance at March 31, 2004                  $     491

      b) A summary of product warranty reserve activity for the quarterly period ended March 31, 2004 is as follows:

         Balance at January 1, 2004                 $   1,110
         Additions relating to products sold              102
         Payments                                        (255)
                                                    ---------
         Balance at March 31, 2004                  $     957

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

6.    STOCKHOLDERS' EQUITY

The authorized capital stock of P-Com consists of 35 million shares of Common Stock, $0.003 par value (the "Common Stock"), and 2 million shares of Preferred Stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below), 1,000,000 shares as Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 10,000 shares as Series C Convertible Preferred Stock (the "Series C Preferred Stock"), and 2,000 shares as Series D Convertible Preferred Stock (the "Series D Preferred Stock"). Effective July 19, 2004, P-Com effected a one for thirty reverse stock split. All numbers have been restated to reflect the stock split.

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

      A summary of Series B Preferred Stock activity is as follows (in thousands):

                                                     Shares          Amount
                                                    ---------      ---------
         Balances as of December 31, 2004                 108      $   1,569

         Preferred  stock  accretions to accrete
           the fair value to the stated value                             53
                                                    ---------      ---------
         Balances as of March 31, 2005                    108      $   1,622
                                                    =========      =========

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

(d) As of March 31, 2005, outstanding Series B Preferred Stock is convertible into 381,916 shares of common stock.

                SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 4.64 million shares of Common Stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $3.00. These shares of Series C Convertible Preferred Stock outstanding on March 31, 2005 are convertible into approximately 3,465 shares of Common Stock. Holders of Series C Convertible Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the first anniversary of their date of issuance and 8% per annum beginning on the second anniversary of their date of issuance. Dividends are payable semi-annually, either in cash or shares of P-Com Common Stock.

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

Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of P-Com 180 days after the effective date of a registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $6.00; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of February 21, 2005, approximately 3,933 shares of Series C Convertible Preferred Stock had been converted into approximately 2.29 million shares of Common Stock and approximately 6,009 shares of Series C Convertible Preferred Stock remained outstanding. As of February 21, 2005, 3,933 shares of the Series C Warrants have been exercised.

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

 A summary of Series C Preferred Stock activities is as follows (in thousands):

                                                     Shares         Amount
                                                    ---------      ---------
         Balance as of December 31, 2004                  6.0      $   2,537

         Preferred stock accretions to accrete the
          fair value to the stated value                                 530

         Conversion of Series C preferred stock for
          2,275 shares of common stock                   (.06)           (10)
                                                    ---------      ---------
         Balances as of March 31, 2005                   5.94      $   3,057
                                                    =========      =========

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

(f) As of March 31, 2005, outstanding Series C Preferred Stock are convertible into approximately 3,465 shares of Common Stock.

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

There was no Series D Preferred Stock activity during the three months ended March 31, 2005.

(a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equal to the fair value of the number of common shares into which the Series D Preferred Stock is convertible into using the trading market price on the date the Series D Preferred Stock was issued

(b) The Series D Preferred Stock is classified as a mezzanine security, outside of stockholders equity in the accompanying balance sheet due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.

(c) As of March 31, 2005, outstanding Series D Preferred Stock is convertible into 444,444 shares of Common Stock.

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

7.    ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its licensed, and its other legacy product lines. In the quarter ended March 31, 2005, the Company decided to discontinue selling certain licensed products which resulted in a charge to restructuring of $3.0 million in licensed inventory.

A summary of inventory reserve activities is as follows:

                                                                  Inventory
                                                                   Reserve
                                                                ------------
         Balance at January 1, 2005                             $     25,312
         Additions charged to Statement of Operations                  2,987
         Deductions from reserves                                     (3,149)
                                                                ------------
         Balance at March 31, 2005                              $     25,150

In April 2005, P-Com announced a formal restructuring plan that will significantly reduce current spending and substantially reduce liabilities and operating and other costs (the "Restructuring Plan"). The Restructuring Plan was necessitated in order to curtail the substantial operating losses incurred by P-Com and management's assessment that substantial operating losses would continue absent a plan to restructure the business, and substantially reduce its cost structure. In addition, absent such a plan, P-Com would likely be unable to attract financing on reasonable terms, if at all.

The Restructuring Plan includes the divestiture of certain unprofitable product lines, which includes certain of our licensed point-to-point microwave products. P-Com will, however, continue the sale of its unlicensed radio products, and certain of its licensed radio products, including refurbished licensed products in connection with our repair and maintenance business. The Restructuring Plan also includes a reduction in work force from approximately 130 full and part-time employees to approximately 60 employees by the end of the third quarter of 2005. The anticipated cost of the Restructuring Plan is approximately $5.0 million and includes severance and related liabilities, costs associated with the cancellation of purchase order commitments, the write-down of certain inventory, and the loss anticipated from the divestiture of P-Com's engineering operation in Italy. Management currently anticipates that the Restructuring Plan will be completed by the end of the third quarter 2005.

A summary of restructuring costs are as follows:

                                                                Restructuring
                                                                    Costs
                                                                ------------
         Severance                                              $        524
         Purchase commitment charge                                      975
         Impairment charge on P-Com Italia                               826
         Licensed product inventory charge                             2,987
         Other                                                            50
                                                                ------------
         Balance at March 31, 2005                              $      5,362

8.    SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2005          2004
                                                    ---------      ---------
North America                                       $     198      $     480
United Kingdom                                          1,018          2,015
Europe                                                    420          1,400
Asia                                                      233            470
Latin America                                             152          1,807
Other Geographic Regions                                  476            665
                                                    ---------      ---------
                                                    $   2,497      $   6,837
                                                    =========      =========

During the three-month period ended March 31, 2005 and 2004, three and four customers accounted for a total of 49% and 67% of our total sales, respectively.

9.    NET LOSS

The Company's reported net loss includes the currency translation adjustment associated with our foreign operations. Net loss was $9.4 million and $3.2 million for the three months ended March 31, 2005 and 2004, respectively.

10.   CONTINGENCIES


In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of certain claims made by the consultants. On April 20, 2005, the Civil Court of Rome issued judgment dismissing the case, and ordered the consultants to pay P-Com Italia's legal fees. The Company anticipates that the Court's order will be appealed to the Court of Appeal of Rome.

11.   SUBSEQUENT EVENTS

On May 3, 2005, we issued an additional $350,000 in Notes, resulting is additional borrowing availability of $500,000 under the Purchase Agreement. In addition, we issued warrants to purchase 50,000 of the Company's common stock

The Notes are payable in eight equal quarterly installments and shall bear interest at an interest rate equal to seven percent (7%) per annum, increasing to eight percent (8%) on July 1, 2005, and ten percent (10%) on April 1, 2006 through the maturity date. The principal and interest payments due may be paid in either shares of the Registrant's common stock, cash or a combination of both. The number of shares of common stock that may be used to pay the quarterly installments is capped at 6,000,000 shares of common stock. On April 1, 2005, the Registrant was required to make the first quarterly installment of $412,500 with respect to then issued and outstanding Notes, of which the Company paid $200,000 to the Purchaser. Due to certain ownership limitations set forth in the Purchase Agreement, the Registrant currently anticipates paying the remaining $212,500 due in connection with the first quarterly installment in shares of preferred stock to be issued.

On April 28, 2005, announced the Restructuring Plan, designed to significantly curtail current spending, and substantially reduce liabilities and operating and other costs. The Restructuring Plan was caused by the substantial operating losses incurred by P-Com, and management 's assessment that substantial operating losses would continue in the short term absent a plan to restructure the business, and substantially reduce its cost structure. In addition, absent such a plan, P-Com would likely be unable to attract financing on reasonable terms, if at all.

The Restructuring Plan includes the divestiture of certain unprofitable product lines, which includes certain of our licensed point-to-point microwave products. P-Com will, however, continue the sale of its unlicensed radio products, and certain of its licensed radio products, including refurbished licensed products in connection with our repair and maintenance business. The Restructuring Plan also currently includes a reduction in work force from approximately 130 full and part-time employees to approximately 60 employees worldwide by the end of the third quarter 2005, and the divestiture of P-Com's research and development operations conducted by P-Com, Italia, which was completed on April 14, 2005, and resulted in an impairment charge of $826,000 which was recorded in the quarter ending March 31, 2005.


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

OVERVIEW. We develop, manufacture and market licensed exempt, next generation wireless mesh routers and other licensed and unlicensed point-to-point, spread spectrum and point-to-multipoint radio systems to carriers, systems integrators and value added resellers, and provide repair, maintenance and other services to our licensed and other customers worldwide.

On April 28, 2005, we announced a restructuring plan that will significantly curtail current spending, and substantially reduce liabilities and operating and other costs (the "Restructuring Plan"). The Restructuring Plan was caused by the substantial operating losses incurred by P-Com, and management's assessment that substantial operating losses would continue in the short term absent a plan to restructure the business, and substantially reduce its cost structure. In addition, absent such a plan, P-Com would likely be unable to attract financing on reasonable terms, if at all.

The Restructuring Plan includes the divestiture of certain unprofitable product lines, which includes certain of our licensed point-to-point microwave products. P-Com will, however, continue the sale of its unlicensed radio products, and certain of its licensed radio products, including refurbished licensed products in connection with our repair and maintenance business. The Restructuring Plan also currently includes a reduction in work force from approximately 130 full and part-time employees to approximately 60 employees worldwide by the end of the third quarter 2005. Management currently anticipates that the Restructuring Plan will be completed by the end of the third quarter 2005.

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

IMPAIRMENTS OF GOODWILL. Goodwill resulting from the purchase of Wave Wireless will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first, identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of P-Com determines that the value of goodwill has become impaired using this approach, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach has occurred since the Wave Wireless acquisition. The Company performs this test annually, on the first day of the fourth fiscal quarter of each year.

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

At March 31, 2005 and 2004, approximately 84% and 55%, respectively, of trade accounts receivable represent amounts due from five and three customers, respectively.

RESULTS OF OPERATIONS

SALES. For the three months ended March 31, 2005, total sales were approximately $2.5 million as compared to $6.8 million for the same period in the prior year. The significant decrease in revenue as compared to the same period last year is attributable to lower revenue in certain licensed product lines and lower than anticipated refurbished licensed product revenue associated with our repair and maintenance business (the "RMA Business"). The lower revenue attributable to our licensed product lines principally reflects the substantial decrease in sales to a single customer in Latin America, while the decrease in sales attributable to our RMA Business principally reflects lower sales volume attributable to a single customer in Europe. Because of the significant decline in sales attributable to our licensed product lines, a substantial portion of our product sales during the quarter ended March 31, 2005 came from our RMA Business, which generated approximately $1.3 million of our sales in the first quarter of 2005, but were down from the $3.5 million recorded in the comparable period in 2004. Management currently does not anticipate sales attributable to our RMA Business to reach levels experienced in the first quarter of 2004.

During the three months ended March 31, 2005, approximately 6% of our sales were to the Latin American market, and 9% of our sales were to the Asia-Pacific Rim areas. During the same period in 2004, we generated 26% of our sales to the Latin American market and 14% of our sales in the Asia-Pacific Rim. The United Kingdom market contributed 41% of the Company's revenue in the three months ended March 31, 2005, compared to 29% in the same period in 2004. The European continent generated approximately 17% of the Company's revenue in the three months ended March 31, 2005, compared to 20% in the same period in 2004. The decrease in sales to the Asia-Pacific Rim in the three-month period ended March 31, 2005, compared to the comparable period in 2004 is principally due to a substantial decrease in sales to China.

As a result of the Restructuring Plan, management is currently divesting certain unprofitable product lines, and therefore anticipates that sales levels for the remaining periods in 2005 will not reach the levels achieved in the comparable periods in 2004. Our sales in subsequent periods will be substantially dependent on sales of legacy product lines, sales of our unlicensed products, and sales attributable to our RMA Business.

      GROSS PROFIT (LOSS). Gross profit (loss) for the three months ended March 31, 2005 and 2004, was $(.5) and $1.7 million, respectively, or (2)% and 25% of sales in each of the respective quarters. The lower gross margin during the quarter ended March 31, 2005 was principally attributable to the significantly lower sales volume achieved during the quarter compared to the same period in 2004. The significantly lower sales volume during the quarter ended March 31, 2005 resulted in a substantial amount of unabsorbed overhead relative to the comparable period in 2004. As a result of the Restructuring Plan, and the consequent divestiture of certain unprofitable product lines, management currently anticipates that gross margins will improve in subsequent periods.

      RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2005 and 2004, research and development ("R&D") expenses were approximately $1.2 million and $1.3 million, respectively. As a percentage of sales, research and development expenses were at 48% for the three months ended March 31, 2005, compared to 18% for the three months ended March 31, 2004. The percentage increase is due to the significant reduction in revenue partially offset by reductions in spending. As a result of the Restructuring Plan, management currently anticipates that research and development costs will substantially decrease in subsequent periods relative to the level experienced in the quarter ended March 31, 2005.

      SELLING AND MARKETING. For the three months ended March 31, 2005 and 2004, sales and marketing expenses were approximately $1.2 million and $1.5 million, respectively. The decrease in sales and marketing expenses in the quarter ended March 31, 2005 is due to headcount reductions and other related expense reductions, and lower commissions in light of decreased sales. As a percentage of sales, selling and marketing expenses was 49% for the three months ended March 31, 2005, compared to 21% for the three months ended March 31, 2004. As a result of the Restructuring Plan, management currently anticipates that sales and marketing costs will substantially decrease in subsequent periods relative to the level experienced in the quarter ended March 31, 2005.

      GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 2005 and 2004, general and administrative expenses were approximately $.9 million and $1.2 million, respectively. The decrease in general and administrative expense in the first quarter of 2005 is principally attributable to a realization of savings from cost reduction efforts that continued from 2004 to 2005, including reduced consulting and legal expenses, and facilities consolidation. As a percentage of sales, general and administrative expenses were 37% for the three months ended March 31, 2005, compared to 17% for the three months ended March 31, 2004. The percentage decrease is due to our success in significantly reducing our expenses throughout the year, as discussed above. As a result of the Restructuring Plan, management currently anticipates that general and administrative expenses will further decrease in subsequent periods relative to the level experienced in the quarter ended March 31, 2005.

      ASSET IMPAIRMENT AND RESTRUCTURING CHARGES. In the event that certain facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. When an evaluation occurs, management conducts a probability analysis based on the weighted future undiscounted cash flows associated with the asset. The results are then compared to the asset's carrying amount to determine if impairment is necessary. The cash flow analysis for the property and equipment is performed over the shorter of the expected useful lives of the assets, or the expected life cycles of our product line. An impairment charge is recorded if the net cash flows derived from the analysis are less than the asset's carrying value. We deem that the property and equipment is fairly stated if the future undiscounted cash flows exceed its carrying amount.

In April 2005, P-Com announced the adoption of the Restructuring Plan that will significantly curtail current spending, and substantially reduce liabilities and operating and other costs. The Restructuring Plan includes the divestiture of certain unprofitable product lines, workforce reductions, write-down of certain inventory, and a loss associated with the divestiture of the Company's research and development operations in Italy. A restructuring charge of nearly $5.4 million was taken as of March 31, 2005, to cover the costs associated with the Restructuring Plan.

      INTEREST EXPENSE. For the three months ended March 31, 2005 and 2004, interest expense was $0.2 million and $0.8 million, respectively. Interest expense for the first quarter of 2005 was primarily for interest paid on short-term bank borrowings and interest on debentures and promissory notes. As a result of the Company's dependence on the Credit Facility with the Bank to meet its working capital needs, as well as the issuance of the Notes, interest expense is anticipated to increase in subsequent periods relative to the levels incurred in the three months ended March 31, 2005.

      OTHER INCOME, NET. For the three-month period ended March 31, 2005, other income (loss), net, totaled $.2 million compared to a loss of $(0.1) million for the comparable three-month period in 2004. The gain in the three-month period March 31, 2005, was due primarily to a gain on the sale of property and equipment, versus a loss on foreign exchange rate for the same period in 2004.

      PROVISION (BENEFIT) FOR INCOME TAXES. We have not recorded the tax benefit of our net operating losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

      CASH USED IN OPERATIONS. During the three-month period ended March 31, 2005, we used approximately $2.7 million of cash in operating activities, primarily due to our net loss of $8.8 million, increases in accounts receivable of $.7 million, increases in inventory of $.7 million, and increases in prepaid and other assets of $.1 million, offset by the non-cash restructuring charge of $5.4 million, higher accounts payable $.6 million, and higher other accrued liabilities of $1.7 million.

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

      CASH FROM INVESTING ACTIVITIES. During the three-month period ended March 31, 2005, we received approximately $.2 million in proceeds from the sale of property and equipment. During the three-month period ended March 31, 2004, we received approximately $.1 million from the sale of our investment in Speedcom, offset by $.06 million for property and equipment acquisitions during the quarter.

      CASH FROM FINANCING ACTIVITIES. During the three-month period ended March 31, 2005, we received approximately $1.5 million of cash from financing activities, primarily from $1.0 million in loans under the Credit Facility, and $.8 million in Note proceeds from the Debenture Financing, offset by $0.3 million in repayments related to outstanding Notes.

During the three-month period ended March 31, 2004, we used approximately $0.2 million of cash flows for financing activities, primarily $0.2 million in payments related to capital lease obligations.

CURRENT LIQUIDITY. As of March 31, 2005, our principal sources of liquidity consisted of borrowing availability under the Credit Facility, and approximately $1.2 million of cash and cash equivalents, compared to approximately $2.3 million in cash and cash equivalents at December 31, 2004. Available borrowings under the Credit Facility at March 31, 2005 were approximately $1.4 million, compared to $1.8 million at December 31, 2004. As of March 31, 2005, we were not in compliance with the minimum tangible net worth covenant established in the Credit Facility. The Company and the Bank are currently negotiating non-compliance waivers, as well as an amendment to the Credit Facility in light of the Restructuring Plan. In the event the Bank ceases to extend credit under the Credit Facility, or declares a default, the Company will no longer have access to external sources of bank financing.

In additional to accessing available borrowings under the Credit Facility, management currently intends to issue additional Notes under the Purchase Agreement. Additional borrowings of $850,000 are available under the Purchase Agreement as of March 31, 2005; however, we issued an additional $350,000 in Notes on May 3, 2005, resulting in additional borrowing availability of $500,000 under the Purchase Agreement.

At March 31, 2005, our total liabilities were approximately $16.9 million, compared to $11.8 million at December 31, 2004. Our current assets of $8.4 million and our current liabilities of $14.5 million at March 31, 2005, resulted in negative working capital of approximately $6.2 million, compared to working capital of $1.3 million at December 31, 2004.

Management currently anticipates that the Restructuring Plan will substantially reduce, and ultimately eliminate, the Company's dependence on external sources of financing. However, available borrowings under the Credit Facility and Purchase Agreement may be inadequate to satisfy the Company's liquidity needs for the remainder of 2005. As a result, in addition to (i) issuing additional promissory notes under the Purchase Agreement, (ii) accessing available borrowings under the Credit Facility, and (iii) significantly curtailing current spending, and substantially reducing liabilities and operating and other costs under the Restructuring Plan, management intends to seek additional financing in order to satisfy its liquidity needs. There can be no assurance that the Restructuring Plan will be successful, or that additional financing will be available on acceptable terms, if at all. Accordingly, management is also evaluating the merits of a strategic acquisition or other transaction that would substantially improve its liquidity and capital resource position and the merits of an outright sale of the Company's operation. If ultimately required, there can also be no assurances that these actions will be successful. If management is unsuccessful in its plans, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

COMMITMENTS AND OFF BALANCE SHEET INSTRUMENTS. Rent expense under operating leases totaled approximately $400,000 for the three months ended March 31, 2005. The Company expects to incur rent expense of approximately $150,000 during the second quarter of 2005, which amount the Company anticipates continuing each quarter through the remainder of 2005. The Company does not have any future non-cancelable lease payments under operating leases.

During the first quarter of 2005, the Company entered into several payment plan agreements with vendors and creditors requiring the Company to pay off balances past due, or amounts agreed to between the Company and such vendors or creditors under settlement agreements. At March 31, 2005, the total amount remaining to be paid under those agreements totaled approximately $900,000, of which approximately $600,000 is scheduled to be paid in eighteen monthly installments beginning April 1, 2005. This amount is reflected as other accrued liabilities on the Company's balance sheet. See "Current Liquidity" below for a discussion of management's plan to satisfy the Company's requirements with respect to these obligations and to provide cash to finance projected operations.

We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

                      CERTAIN RISK FACTORS AFFECTING P-COM

      An investment in our Common Stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Prospectus, including the financial statements and the related notes, before you decide whether to invest in our Common Stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our Common Stock could decline due to any of these risks, and you could lose all or part of your investment.

           RISKS RELATED TO P-COM'S FINANCIAL CONDITION AND OPERATIONS

WE NEED ADDITIONAL FINANCING.

Our core business product sales are still significantly below levels necessary to achieve positive cash flow, and are anticipated to decline significantly as a result of the execution of the Restructuring Plan. From inception to December 31, 2004, our aggregate net loss is approximately $368 million. Our cash position has declined to $1.2 million at March 31, 2005. We had negative working capital of $6.2 million as of March 31, 2005. In November 2004, we obtained a commitment for an additional $5.0 million in debt financing (the "Debenture Facility"), and have borrowed $4.5 million as of May 5, 2005 under the Debenture Facility. To continue as a going concern, we may be required to secure additional debt or equity capital. To address our liquidity requirements, we are aggressively reducing expenses in connection with the implementation of our Restructuring Plan. We also currently plan to raise additional equity and/or debt capital prior to the end of the third quarter of 2005. No assurances can be given that we will be successful in our Restructuring Plan, or in our attempts to raise additional debt or equity financing.

OUR CURRENT BUSINESS AND FINANCIAL CONDITION RAISE DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent accountants' opinion on our 2004 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. The financial statements incorporated in this prospectus by reference have been prepared assuming that we will continue as a going concern. The financial statements do not include adjustments that might result if we were required to cease operations. These adjustments would include, among other things, a write-down in the value of our assets from book value to liquidation value. To continue as a going concern, we will have to significantly increase our sales, and we may be required to raise additional equity and/or debt financing. We may not accomplish these tasks. If we are unable to raise additional debt or equity financing, we may not be unable to continue as a going concern.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING MAY AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event we are unable to raise additional debt or equity financing, or otherwise improve our liquidity position, we may not be able to continue as a going concern. Our future capital requirements will depend upon many factors, including the success of our Restructuring Plan, the continuation of our RMA Business, development costs of new products and related software, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. Our history of substantial operating losses could also severely limit our ability to raise additional financing.

WE MAY NOT BE ABLE TO REPAY OUR EXISTING DEBT AND ANY REPAYMENT OF OUR DEBT WITH SHARES OR BY RAISING ADDITIONAL FUNDS MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

At March 31, 2005, we owed, excluding accrued but unpaid interest, an aggregate amount of $4.15 million to SDS Capital Group SPC, Ltd ("SDS"), and it is anticipated that such indebtedness will increase to $5.0 million prior to the end of the second quarter of 2005. Interest accrues on such debt at an annual interest rate of 7%, increasing to 8% on July 1, 2005 and 10% on April 1, 2006 through the maturity date of the loan, December 31, 2006. If we are unable to generate sufficient cash flow from our operations, secure funds from the capital markets or lenders or restructure our debt to SDS, we will not be able to continue as a going concern.

We may make the principal and interest payments under our Debenture Facility in either shares of our common stock, cash or a combination of both. The number of shares of ccommon stock that may be used to pay the quarterly installments is capped at 6,000,000 shares of common stock. We currently do not have enough cash to make the required payments under the Debenture Facility and anticipate making the vast majority if not all of the payments in shares of our common stock. In addition, given the recent price for our common stock, if we make the required amortization payments on the Debenture Financing using our common stock, or raise additional funds by issuing equity securities, additional significant dilution to our stockholders will result.

WE MAY NOT BE ABLE TO REPAY THE DEBENTURE FACILITY INSTALLMENT PAYMENTS IN SHARES OF OUR COMMON STOCK.

     Under our Debenture Facility, we may not issue shares of common stock to make the quarterly installment payments if the issuance of such shares would result in SDS beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act) more than 9.9% of all of the common stock outstanding at such time. SDS may waive this ownership blocker but it is not obligated to do so. In the event that we are prevented from making an installment payment in shares of common stock due to the ownership blocker and SDS does not waive compliance with this provision, then we may be required to issue preferred stock, or default on our payment obligations under the Debenture Facility. Also, the terms of the Debenture Facility limit the number of shares of common stock that we may issue as quarterly installment payments to 6,000,000 shares. If we make the required payments in shares of common stock, given the Company's current stock price, we will exceed the share cap. In such event, if SDS does not waive the share cap, then we may default on our payment obligations under the Debenture Facility.

AS A RESULT OF THE RESTRUCTURING PLAN, OUR REVENUE WILL DECREASE SUBSTANTIALLY.

As a result of the Restructuring Plan, our revenue is anticipated to decrease substantially. While we believe that a consequence of the Restructuring Plan will be to return P-Com to profitability, no assurances can be given that we will achieve the objectives of the Restructuring Plan, or that the sales in our remaining product lines can sufficiently increase to allow us to achieve positive cash flow from operations. Until sales levels in our remaining product lines can sufficiently increase, our business, financial condition and results of operations will continue to be adversely affected.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF OUR SALES. THE LOSS OF OR REDUCTION IN SALES TO ANY OF OUR CUSTOMERS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the quarter ended March 31, 2005, sales to our top four customers accounted for 56% of total sales. We expect that a limited number of customers will continue to account for a significant portion of our sales for the foreseeable future. The loss of any one of these customers would have an immediate and material adverse effect on our sales. If we are unsuccessful in obtaining significant new customers or if one of our top customers or several small customers cancel or delay their orders for our products, then our business and prospects could be harmed which may cause the price of our common stock to decline. Our customer concentration also results in concentration of credit risk. As of March 31, 2005, five customers accounted for 84% of our total accounts receivable balances. If any one of these customers is unable to fulfill its payment obligations to us, our revenue could decline significantly.

AS A RESULT OF THE RESTRUCTURING PLAN, WE ARE SUBSTANTIALLY DEPENDENT ON THE SALE OF REFURBISHED LICENSED PRODUCTS, AND A REDUCTION IN SUCH SALES WILL MATERIALLY HARM P-COM'S RESULTS OF OPERATIONS.

For the year ended December 31, 2004, and for the quarter ended March 31, 2005, sales of refurbished licensed products was $1.3 million and $3.5 million, or 52% and 51% of total sales, respectively. As a percentage of total sales and total sales of licensed products, sales of refurbished licensed products will substantially increase in 2005 relative to 2004 as a result of the substantial decrease in sales of new licensed products anticipated in 2005 as a result of the Restructuring Plan. Total sales of refurbished licensed products will decline over time in the event our customers determine to replace existing radios with new product, rather than send them to us for continued repair and maintenance. In addition, our customers may elect to source refurbished licensed products from third parties rather than us, as was the case in the fourth quarter of 2004 when one of our customers elected to contract with a third party for its refurbished licensed product requirements. Although we were ultimately able to recapture that customer's business, no assurances can be given that we will not lose customers in the future, or that customers will not elect to purchase new licensed products rather than send them to us for repair and maintenance. In the event of a reduction in the sale of refurbished licensed products, our results of operations will be materially harmed.

OUR OPERATING RESULTS IN THE PAST ARE NOT ANTICIPATED TO REFLECT OUR OPERATING RESULTS IN THE FUTURE, WHICH MAKES OUR RESULTS OF OPERATIONS DIFFICULT TO PREDICT.

As a result of Restructuring Plan, our future operating results will vary significantly from our past operating results. Factors that will significantly affect our operating results include the following:

      o the divesture of certain licensed product lines, that in the year ended December 31, 2004, and quarter ended March 31, 2005, contributed approximately $10.2 million and $.2 million in revenue to P-Com, respectively;

      o the increased reliance on our RMA Business, that in the year ended December 31, 2004, and quarter ended March 31, 2005, contributed approximately $11.2 million and $1.3 million in revenue to P-Com, respectively; and

      o the increased reliance on the sale of unlicensed radio products, that in the year ended December 31, 2004, and quarter ended March 31, 2005, contributed approximately $2.8 million and $.8 million in revenue to P-Com, respectively.

As we execute our Restructuring Plan, these factors will cause our operating expenses to be disproportionately high or our gross revenues to be substantially lower in future periods.

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

We rely on third-party manufacturers for the manufacturing, repair and maintenance of a substantial portion of our products. We have limited internal manufacturing, repair and maintenance capacity, which may not be sufficient to fulfill customers' requirements. Our contract service providers may not be able to react to our demands on a timely basis. In addition, certain components and subassemblies necessary for the manufacture of our systems are obtained from a sole supplier or a limited group of suppliers.

Our reliance on third-party manufacturers, service providers and suppliers involves risks. From time to time, we have experienced an inability to obtain, or to receive in a timely manner, an adequate supply of finished products and required components and subassemblies. This inability has been due to a variety of factors, including, in some cases, our financial condition. As a result of our reliance on these third parties, we have reduced control over the price, timely delivery, reliability and quality of finished products, components and subassemblies. Any failure by us, or our contract manufacturers to repair, maintain, manufacture, assemble and ship systems and meet customer demands on a timely and cost-effective basis could damage relationships with customers and have a material adverse effect on our business, financial condition and results of operations.

P-COM'S BUSINESS DEPENDS ON THE ACCEPTANCE OF ITS PRODUCTS AND SERVICES, AND IT IS UNCERTAIN WHETHER THE MARKET WILL ACCEPT AND DEMAND ITS PRODUCTS AND SERVICES AT LEVELS NECESSARY FOR SUCCESS.

Our future operating results depend upon the continued growth and increased availability and acceptance of our products in the U.S. and internationally. The volume and variety of wireless telecommunications services or the markets for and acceptance of the services may not continue to grow as expected. The growth of these services may also fail to create anticipated demand for our systems. Predicting which segments of these markets will develop and at what rate these markets will grow is difficult.

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

WE FACE RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS.

Approximately 89% and 92% of our sales in the year ended December 31, 2004 and the quarter ended March 31, 2005 were made to customers located outside of the United States and a larger portion of our revenues is denominated in foreign currencies. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. For example, a decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for us if we have Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for us on Euro or British pounds sterling denominated sales as our functional currency is in United States dollars. For international sales that we would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could adversely affect our financial condition. We fund our Italian subsidiary's operating expenses, which are denominated in Euros. Historically, we have not engaged in exchange rate-hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and U.S. dollars. The functional currencies of our wholly-owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at March 31, 2005, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended March 31, 2005, the Company's management, including its chief restructuring officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief restructuring officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      On June 20, 2003, Agilent Financial Services, Inc. ("Agilent") filed a complaint against the Company for Breach of Lease, Claim and Delivery and Account Stated, in Superior Court of the State of California, County of Santa Clara. The amount claimed in the complaint is approximately $2.5 million, and represents accelerated amounts due under the terms of capitalized equipment leases of the Company. On June 27, 2003, the parties filed a Stipulation for Entry of Judgment and Proposed Order of Dismissal of Action With Prejudice. Under the terms of the Stipulation, the Company paid Agilent $50,000 on July 15, 2003 and $100,000 on September 1, 2003, and is obligated to pay $50,000 per month for fourteen months, from October 1, 2003, up to and including November 1, 2004, and $1,725,000 on December 31, 2004. On November 30, 2004, Agilent entered into an agreement with us to restructure the $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; and are required to pay monthly payments of $92,187 for sixteen months, from January 1, 2005, up to and including April 1, 2006. Also, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years. On March 31, 2005, the Company and Agilent entered into an agreement whereby one half of the remaining debt of $1,111,599 would be paid in equal payments over 18 months beginning April 1, 2005, with the other half being paid in the form of senior preferred stock convertible at any time at the option of the holder into common stock at a price of $.50 per share. As a result of the Stipulation, judgment under the Complaint will not be entered unless and until the Company defaults under the terms of the Stipulation, as amended to reflect the agreements described above. In the event the Company satisfies each of its payment obligations under the terms of the Stipulation, the Complaint will be dismissed, with prejudice.

      In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of certain claims made by the consultants. On April 20, 2005, the Civil Court of Rome issued judgment dismissing the case, and ordered the consultants to pay P-Com Italia's legal fees. The Company anticipates that the Court's order will be appealed to the Court of Appeal of Rome.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Pursuant to a Note and Warrant Purchase Agreement, dated November 3, 2004, by the Company and SDS Capital Management Group SPC, Ltd. ("SDS"), SDS agreed to purchase debentures in the aggregate principal amount of up to $5,000,000 (the "Notes"). In addition, the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's common stock. The warrants have an initial exercise price of $1.50 and a term of five years. The Purchase Agreement provided that the Notes and warrants be issued in multiple closings. The first closing took place on November 26, 2004 and consisted of a $3,300,000 Note and warrants to purchase 580,000 shares of the Company's common stock. The second and third closings took place on March 21, 2005 and March 31, and consisted of Notes for $250,000, and $600,000, and warrants to purchase 40,000 and 96,000 of the Company's common stock, respectively.

On March 31, 2005, the Company entered into a Lease Termination Agreement with Bryan Family Partnership II, Ltd. ("Bryan"). In partial consideration for the Company's obligations under the Termination Agreement, the Company issued Byran a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.20 per share (the "Bryan Warrant").

The Notes and Bryan Warrant were issued in reliance on the exemption from registration provided by Securities Act Section 4(2), and Rule 506 of Regulation D, because the transactions were non-public offerings to accredited investors.

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

      (b)   Reports on Form 8-K

            On February 10, 2005, we filed a Form 8-K to announce our financial results for the fourth quarter and fiscal year ended December 31, 2004.

            On March 1, 2005, we filed a Form 8-K announcing the resignation of Brian T. Josling as a director and member of the Audit Committee of P-Com and appointment of Richard Reiss to serve as a director.

            On March 15, 2005, we filed a Form 8-K to announce the resignation of Sam Smookler as President, Chief Executive Officer and director of P-Com and the appointment of Daniel W. Rumsey to serve as Chief Restructuring Officer.

            On March 28, 2005, we filed a Form 8-K announcing the issuance of a promissory note in the amount of $250,000 and security agreement with the holder.

            On April 28, 2005,  we filed a Form 8-K to announce a  restructuring
            plan  that  will   significantly   curtail   current   spending  and
            substantially reduce liabilities and operating and other costs.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         P-COM, INC.



         By:  /s/ Daniel W. Rumsey
           -----------------------------------------
           Daniel W. Rumsey
           Chief Restructuring Officer
           (Principal Executive Officer, Principal
            Financial Officer and Principal
            Accounting Officer)

Date:    May 12, 2005

                                  EXHIBIT INDEX

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