Form 10-K/A
period 2004-12-31
P COM INC
filed 2005-05-13
CIK 935493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                                     PART I

EXPANATORY NOTE - This amendment on Form 10-K/A is being filed by P-Com, Inc. ("we" or "us") as an amendment to our Annual Report on Form 10-K for the period ended December 31, 2004 solely to correct Exhibits 31.1, 31.2, 32.1 and 32.2 and does not reflect any events occurring after the date of filing of the original Form 10-K or otherwise modify or update any information contained therein.

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

10.131(28)    Engagement Letter Agreement, dated as of August 25, 2003, between
              P-Com, Inc. and Burnham Hill Partners, a division of Pali Capital,
              Inc.
10.132*(28)   Severance Agreement, dated April 4, 2003, between P-Com, Inc. and
              Daniel W. Rumsey.
10.133*(28)   Employment Letter Agreement, dated July 25, 2003, between P-Com,
              Inc. and Samuel Smookler.
10.134*(28)   Employment Letter Agreement, dated October 20, 2003, between
              P-Com, Inc. and Carlos Belfiore
10.135*(29)   Employment Letter Agreement, dated April 7, 2004, between P-Com,
              Inc. and Elsbeth Kahn.
10.136*(30)   Employment Letter Agreement, dated November 3, 2004, between
              P-Com, Inc. and Don Meiners.
10.137*(31)   Employment Letter Agreement, dated November 3, 2004, between
              P-Com, Inc. and Randall L. Carl.
10.138(32)    Note and Warrant Purchase Agreement, dated November 3, 2004, between P-Com, Inc. and Purchasers.
10.139(33)    Registration Rights Agreement, dated November 3, 2004, between
              P-Com, Inc. and Purchasers.
10.140(34)    Form of Promissory Note.
10.141(35)    Form of Warrant.
14.1(36)      Code of Ethics
21.1          Subsidiaries of the Registrant
23.1(37)      Consent of Aidman, Piser & Company, P.A.
23.2(37)      Consent of PricewaterhouseCoopers LLP
31.1          Rule 13a-14(a)/ 15d-14(a) Certification
31.2          Rule 13a-14(a)/15d-14(a) Certification
32.1          Section 1350 Certification
32.2          Section 1350 Certification


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

(37) Previously filed with the Form 10-K for the year ended December 31, 2004.

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





Date:  May 13, 2005                       By: /s/ Daniel W. Rumsey
                                                -------------------------------
                                                Daniel W. Rumsey
                                                Chief Restructuring Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----

                             Chief Restructuring Officer
/s/ Daniel W. Rumsey         (Principal Executive Officer)        May 13, 2005
-------------------------
Daniel W. Rumsey

                             (Principal Financial Officer and
/s/ Daniel W. Rumsey         Principal Accounting Officer)        May 13, 2005
-------------------------
Daniel W. Rumsey


/s/ George P. Roberts        Chairman of the Board of Directors   May 13, 2005
-------------------------
George P. Roberts


/s/ Richard Reiss            Director of the Company              May 13, 2005
-------------------------
Richard Reiss


/s/ Frederick R. Fromm       Director of the Company              May 13, 2005
-------------------------
Frederick R. Fromm


/s/ R. Craig Roos            Director of the Company              May 13, 2005
-------------------------
R. Craig Roos


/s/ Daniel W. Rumsey         Director of the Company              May 13, 2005
-------------------------
Daniel W. Rumsey