Form 10-Q
period 2005-06-30
P COM INC
filed 2005-08-10
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005.

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to _______.

                         COMMISSION FILE NUMBER: 0-25356

                                   P-COM, INC.

             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        77-0289371
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1996 Lundy Avenue, San Jose, CALIFORNIA                              95131
(Address of principal executive offices)                          (Zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 866-3666

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES /X/     No / /

Indicate by check mark whether the registrant is an accelerated filer as defined
in the Exchange Act Rule 12b-2. YES / /     No /X/

As of June 30, 2005, there were 12,455,102 shares of the Registrant's Common Stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 33 pages of which this is page 1. The Exhibit Index appears on page 30.

                                   P-COM, INC.

                                TABLE OF CONTENTS


                                                                           Page
PART I. FINANCIAL INFORMATION                                             Number
                                                                          ------
Item 1  Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of June 30, 2005
        and December 31, 2004............................................     3

        Condensed Consolidated Statements of Operations for the three and
        six months ended June 30, 2005 and 2004..........................     5

        Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2005 and 2004..............................     6

        Notes to Condensed Consolidated Financial Statements.............     7

Item 2  Management's Discussion and Analysis of Financial

        Condition and Results of Operations..............................     18

Item 3  Quantitative and Qualitative Disclosure about Market Risk........     27

Item 4  Controls and Procedures..........................................     27

PART II. OTHER INFORMATION

Item 1  Legal Proceedings................................................     28

Item 2  Changes in Securities............................................     28

Item 3  Defaults Upon Senior Securities..................................     28

Item 6  Exhibits and Reports on Form 8-K.................................     29

Signatures...............................................................     30

                         PART I - FINANCIAL INFORMATION

ITEM 1.

                                   P-COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                         June 30,      December 31,
                                                           2005            2004
ASSETS                                                  (unaudited)
                                                         ---------      -----------
Current assets:
Cash and cash equivalents                                $     736      $   2,280
Restricted cash                                                 53
Accounts receivable, net                                     3,287          2,828
Inventory                                                      492          4,722
Prepaid expenses and other assets                              963          1,519
                                                         ---------      ---------
Total current assets                                         5,531         11,349
Property and equipment, net                                    900          1,755
Goodwill                                                    11,991         11,991
Other assets                                                   174            328
                                                         ---------      ---------
Total  assets                                            $  18,596      $  25,423
                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                         $   1,728      $   3,139
Other accrued liabilities                                    4,797          3,500
Loan payable to bank                                         1,517
Notes payable current                                        3,784          3,178
Liabilities of discontinued operations                         184            249
                                                         ---------      ---------
Total current liabilities                                   12,010         10,066
                                                         ---------      ---------
    Notes payable, long-term                                 1,516          1,743
                                                         ---------      ---------
Total liabilities                                           13,526         11,809
                                                         ---------      ---------
Redeemable preferred stock:
  Series B Preferred Stock                                   1,674          1,569
  Series C Preferred Stock                                   3,583          2,537
  Series D Preferred Stock                                   2,000
                                                         ---------      ---------
     Total redeemable Preferred Stock                        5,257          6,106
                                                         ---------      ---------
Commitments and contingencies                                   --             --
  (Notes 5 and 10)
Stockholders' equity (deficit):
Series E Preferred Stock                                       332
Series F Preferred Stock                                       850
Series G Preferred Stock                                     1,820
Common Stock                                                     1              1
Treasury stock, at cost; 30 shares                             (74)           (74)
Additional paid-in capital                                 377,220        376,464
Accumulated deficit                                       (380,336)      (368,885)
Accumulated other comprehensive loss                                            2
                                                         ---------      ---------
        Total stockholders' equity (deficit)                  (187)         7,508
                                                         ---------      ---------
Total liabilities and stockholders' equity (deficit)     $  18,596      $  25,423
                                                         =========      =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                             Three months ended            Six months ended
                                                                  June  30,                     June 30,
                                                             2005           2004           2005           2004
                                                           --------       --------       --------       --------
Sales                                                      $  4,261       $  6,917       $  6,758       $ 13,754
Cost of sales                                                 2,936          4,925          5,481         10,024
                                                           --------       --------       --------       --------
Gross profit                                                  1,325          1,992          1,277          3,730
                                                           --------       --------       --------       --------
Gross margin                                                     31%            29%            19%            27%

Operating expenses:
   Research and development/engineering                         774          1,258          1,971          2,515
   Selling and marketing                                        853          1,735          2,088          3,186
   General and administrative                                   943          1,070          1,867          2,253
   Restructuring charges                                        (75)                        5,287
                                                           --------       --------       --------       --------
   Total operating expenses                                   2,495          4,063         11,213          7,954
                                                           --------       --------       --------       --------
Operating loss                                               (1,170)        (2,071)        (9,936)        (4,224)

Interest expense                                               (169)           (87)          (388)          (162)
Other income (expense), net                                    (153)         8,411             33          8,298
                                                           --------       --------       --------       --------
Income (loss) from continuing operations                     (1,492)         6,253        (10,291)         3,912

Loss from discontinued operations                                --                                          (40)
                                                           --------       --------       --------       --------
Net income (loss)                                            (1,492)         6,253        (10,291)         3,872

Preferred stock accretions                                     (578)          (673)        (1,158)        (1,449)
                                                           --------       --------       --------       --------
Net income (loss) attributable to common stockholders      $ (2,070)      $  5,580       $(11,449)      $  2,423
                                                           ========       ========       ========       ========
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations                   $  (0.17)      $   0.62       $   (.96)      $   0.28
                                                           --------       --------       --------       --------
Basic and diluted income (loss) per common share           $  (0.17)      $   0.62       $   (.96)      $   0.28
                                                           ========       ========       ========       ========

Shares used in basic and diluted per share computation       12,037          9,015         11,926          8,584
                                                           ========       ========       ========       ========
Diluted net income (loss) per share:
Income (loss) from continuing operations                   $  (0.17)      $   0.40       $   (.96)      $   0.26
                                                           --------       --------       --------       --------

Diluted net income (loss) per share applicable to
common stockholders                                        $  (0.17)      $   0.40       $   (.96)      $   0.26
                                                           ========       ========       ========       ========

Shares used in diluted per share computation                 12,037         15,452         11,926         15,021
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

                                   P-COM, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS
                            (In thousands, unaudited)

                                                             Six  months  ended
                                                                  June 30,
                                                             2005          2004
                                                           --------      --------
Cash flows from operating activities:
Net income (loss)                                          $(10,291)     $  3,872
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Loss from discontinued operations                             --            40
   Depreciation                                                 416           806
  (Gain) or loss on debt extinguishment                          11
  (Gain) or loss on disposal of property and equipment         (352)           53
   Warrant expense                                              137
   Amortization of warrants                                      46            91
  Gain on vendor settlements                                    (92)         (894)
  Gain of deferred contract obligation                       (7,500)
  Bad debt expense                                              259
  Loss on restructuring                                       5,287
Changes in operating assets and liabilities:
   Accounts receivable                                         (519)       (1,635)
   Inventory                                                   (823)          898
   Prepaid expenses and other assets                            593          (540)
   Accounts payable                                            (779)          (25)
   Other accrued liabilities                                  1,578           485
                                                           --------      --------
      Net cash used in operating activities                  (4,529)       (4,349)
                                                           --------      --------
Cash flows from investing activities:
   Acquisition of property and equipment                        (34)         (132)
   Increase in restricted cash                                  (53)
   Proceeds from sale of property and equipment                 481           829
                                                           --------      --------
      Net cash provided by investing activities                 394           697
                                                           --------      --------
Cash flows from financing activities:
   Proceeds from sale of common stock, net                                    100
   Proceeds on bank loan                                      1,517
   Proceeds from debt financing                               1,500
   Proceeds from special warrant offer                                      2,619
   Payments under capital lease obligations                                  (382)
   Payments under note payable obligations                     (425)
                                                           --------      --------
      Net cash provided by financing activities               2,592         2,337
                                                           --------      --------
Effect of exchange rate changes on cash                          (1)            6
                                                           --------      --------
Net decrease in cash and cash equivalents                    (1,544)       (1,309)

Cash and cash equivalents at beginning of the period          2,280         6,185
                                                           --------      --------
Cash and cash equivalents at end of the period             $    736      $  4,876
                                                           ========      ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                   P-COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    CONTINUED
                            (In thousands, unaudited)

                                                               Six months ended
                                                                  June  30,
                                                                2005     2004
                                                               ------   ------
Supplemental cash flow disclosures:

Cash paid for interest                                         $   48   $  114
                                                               ------   ------

Non-cash investing and financing activities :

Issuance of notes payable to settle deferred
contract obligation                                            $         $ 500
                                                               ------   ------

Warrants issued in connection with convertible
   promissory notes                                            $   44   $
                                                               ------   ------
Conversion of Series C Preferred stock into Common Stock       $   10   $  491
                                                               ------   ------

Warrants issued in connection with lease termination           $  233   $
Warrants issued in connection with officer settlement              93
Warrants issued in connection with Preferred Stock conversion     180
                                                               ======   ======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of P-Com, Inc.'s (referred to herein, together with its wholly-owned subsidiaries, as "P-Com" or the "Company") financial condition as of June 30, 2005, and the results of their operations and their cash flows for the three-month and six-month periods ended June 30, 2005 and 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2004 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the six-month period ended June 30, 2005, the Company incurred a net loss attributable to common stockholders of $11.4 million and used $4.5 million cash in its operating activities. As of June 30, 2005, the Company had a deficit in stockholders' equity of $187,000, and accumulated deficit of $380.0 million. Also, as of June 30, 2005, the Company had approximately $736,000 in cash and cash equivalents, and a working capital deficiency of approximately $6.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's current working capital requirements are being met principally from available borrowings under a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), discussed below, and cash from operations. The amount outstanding under the Credit Facility was approximately $1.5 million at June 30, 2005. In addition, the Company issued additional promissory notes aggregating $850,000 under the terms of a Note and Warrant Purchase Agreement (the "Purchase Agreement") during the three months ended June 30, 2005, discussed below. No additional borrowings are available under the Purchase Agreement as of June 30, 2005.

The Company's plan of restructuring announced in April 2005 ("Restructuring Plan") is intended to eliminate the Company's dependence on external sources of financing. However, the benefits from the Restructuring Plan will not be fully realized to ensure the Company's liquidity needs in the short term. In addition, available borrowings under the Credit Facility will be inadequate to satisfy the Company's liquidity needs for the remainder of 2005. As a result, in addition to
(i) accessing available borrowings under the Credit Facility, (ii) significantly reducing operating and other costs under the Restructuring Plan, and (iii) focusing sales on higher margin products, management intends to seek additional financing during the third quarter of 2005 in order to ensure its liquidity needs. There can be no assurance that the Restructuring Plan will be successful, or that (additional financing will be available on acceptable terms, if at all. Management is also evaluating the merits of a strategic acquisition or other transaction that would substantially improve its competitive position, and therefore increase sales. Management's focus is on transactions that would ultimately improve the Company's liquidity and capital resource position. There can also be no assurances that these actions will be successful. If management is unsuccessful in its plans to raise additional capital during the third quarter of 2005, or otherwise improve its liquidity position, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2. NET LOSS PER SHARE

For purposes of computing basic and diluted net loss per common share in the three and six months ended June 30, 2005 and 2004, the weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market of the Company's Common Stock for the period because the effect would be anti-dilutive. Because losses were incurred in the first quarter of 2005 and 2004, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

3. BORROWING ARRANGEMENTS

On September 17, 2004, we renewed our credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank") through September 17, 2005. The Credit Facility consists of a Loan and Security Agreement for a $2.5 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $2.5 million borrowing line based on export related inventories and receivables. On June 29, 2005, the Credit Facility was amended, resulting in a reduction in borrowing availability based on domestic receivables from $1.0 million to $500,000, and a reduction in borrowing availability under the EXIM program from $3.0 million to $2.0 million. The Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines, and up to $750,000 for eligible inventories (limited to 25% of eligible EXIM accounts receivable), under the EXIM program. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all of our receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment. We also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of June 30, 2005, $1.5 million was outstanding under the Credit
Facility. As of June 30, 2005, we were in compliance with the loan covenants established in the Credit Facility.

On November 3, 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with a purchaser ("Purchaser") whereby the Purchaser agreed to purchase debentures in the aggregate principal amount of up to $5,000,000 (the "Notes") (the "Debenture Financing"). In addition, the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's common stock. The warrants have an initial exercise price of $1.50 and a term of five years. The Purchase Agreement provided that the Notes and warrants be issued in multiple closings prior to December 31, 2004. The first closing took place on November 26, 2004, and consisted of a $3,300,000 Note and warrants to purchase 528,000 shares of the Company's common stock. The remaining closings took place after December 31, 2004, with the second and third closings on March 21, 2005 and March 31, 2005, which consisted of Notes for $250,000 and $600,000, and warrants to purchase 40,000 and 96,000 of the Company's common stock, respectively. The fourth and fifth closings took place on May 2, 2005, and June 30, 2005, and consisted of Notes for $350,000 and $500,000, and warrants to purchase 56,000 and 80,000 of the Company's common stock, respectively. The amounts outstanding on the debentures as of July 1, 2005, $4.0 million, are payable in six installments, due at the end of each quarter. Installments are made in cash or common stock with payments in common stock limited to 6,000,000 shares. In consideration for allowing borrowings under the Purchase Agreement after December 31, 2004, and for waiving certain other conditions to additional draws under the Purchase Agreement, the Company, subsequent to June 30, 2005, lowered the exercise price of the warrants from $1.50 to $.0001 per share.

On November 30, 2004, Agilent Financial Services ("Agilent") entered into an agreement with us to restructure the $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; with the balance payable in sixteen monthly payments of $92,187 beginning January 1, 2005, up to and including April 1, 2006. In addition, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years. On March 31, 2005, the Company and Agilent entered into an agreement whereby one half of the remaining debt of $1,111,599 will be paid in equal payments over eighteen months beginning April 1, 2005, with the other half paid in the form of 555.799 shares of Series E Convertible Preferred Stock, convertible at any time at the option of the holder into common stock equal to the quotient obtained by dividing the liquidation preference amount of the shares to be converted by the conversion price. The Series E Preferred Stock was authorized and issued in the quarter ending June 30, 2005, and the Company recorded a gain on the conversion of $355,712.

4. BALANCE SHEET COMPONENTS

                                    Inventory

Inventory consists of the following (in thousands of dollars, unaudited):

                                                     JUNE 30,   DECEMBER 31,
                                                       2005         2004
                                                    ---------   ------------
Raw materials                                       $      88   $        475
Work-in-process                                           119            299
Finished goods                                            285          3,948
                                                    ---------   ------------
                                                    $     492   $      4,722
                                                    =========   ============


Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):

                                                    June  30,   December 31,
                                                       2005         2004
                                                    ---------   ------------
Purchase commitment                                 $     850   $        278
Accrued warranty (a, b)                                   341            491
Accrued compensation and employee benefits                854            987
Value added tax payable                                   266            175
Customer advances                                         337            298
Accrued rent                                                             308
Deferred revenue                                        1,503            112
Other                                                     646            851
                                                    ---------   ------------
                                                    $   4,797   $      3,500
                                                    =========   ============


a) A summary of product warranty reserve activity for the six-month period ended June 30, 2005 is as follows:

        Balance at January 1, 2005                 $     491
        Additions relating to products sold              173
        Decreases in products under warranty            (272)
        Payments                                         (51)
                                                   ---------
        Balance at June 30, 2005                   $     341


b) A summary of product warranty reserve activity for the six-month period ended June 30, 2004 is as follows:

        Balance at January 1, 2004                 $   1,110
        Additions relating to products sold              243
        Payments                                        (330)
                                                   ---------
        Balance at June 30, 2004                   $   1,023

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

6. STOCKHOLDERS' EQUITY

The authorized capital stock of P-Com consists of 35 million shares of Common Stock, $0.0001 par value (the "Common Stock"), and 2 million shares of Preferred Stock, $0.0001 par value (the "Preferred Stock"), including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below), 1,000,000 shares as Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 10,000 shares as Series C Convertible Preferred Stock (the "Series C Preferred Stock"), 2,000 shares as Series D Convertible Preferred Stock (the "Series D Preferred Stock"), 2,000 shares of Series E Preferred Convertible Preferred Stock (the "Series E Preferred Stock"), 250 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), and 10,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock"). Effective July 19, 2004, P-Com effected a one for thirty reverse stock split. All numbers have been restated to reflect the stock split.

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

Any time after January 31, 2004 and subject to certain limitations, the Company may require the remaining holders of Series B Preferred Stock to convert all outstanding shares of Series B Preferred Stock into shares of Common Stock, in accordance with the optional conversion formula, and all of the following conditions are met:

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

o Upon the occurrence of the following events, the holders of Series B Preferred Stock may require the Company to purchase their shares of Series B Preferred Stock for cash:

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

A summary of Series B Preferred Stock activity is as follows (in thousands):

                                                Shares         Amount
                                               ---------      ---------
    Balances as of December 31, 2004                 108      $   1,569

    Preferred  Stock  accretions to accrete
      the fair value to the stated value                            105
                                               ---------      ---------
    Balances as of June 30, 2005                     108      $   1,674
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

(d) As of June 31, 2005, outstanding Series B Preferred Stock is convertible into 381,916 shares of Common Stock.

                SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

In October and December 2003, P-Com issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 4.64 million shares of Common Stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's Common Stock equal to the stated value divided by $3.00. These shares of Series C Convertible Preferred Stock outstanding on June 30, 2005 are convertible into approximately 3,465 shares of Common Stock. Holders of Series C Convertible Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the first anniversary of their date of issuance and 8% per annum beginning on the second anniversary of their date of issuance. Dividends are payable semi-annually, either in cash or shares of P-Com Common Stock.

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

Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of P-Com 180 days after the effective date of a registration statement covering the shares of Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common Stock closes at a bid price equal to or greater than $6.00; (ii) the continued effectiveness of the registration statement; (iii) all shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of June 30, 2005, approximately 3,933 shares of Series C Convertible Preferred Stock had been converted into approximately 2.29 million shares of Common Stock and approximately 6,009 shares of Series C Convertible Preferred Stock remained outstanding. As of June 30, 2005, 3,933 shares of the Series C Warrants have been exercised.

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

o the Company engages in transaction(s) resulting in the sale of securities to a person or entity whereby such person or entity would own greater than fifty percent (50%) of the outstanding shares of Common Stock of the Company (calculated on a fully diluted basis);

o the Company fails to pay any indebtedness of more than $250,000 to a third party, or cause any other default which would have a material adverse effect on the business or its operations.

The Series C Preferred Stock ranks senior to the Common Stock, the Series A Preferred Stock, the Series B Preferred Stock and ranks pari passu with the Series D Preferred Stock. The consent of the majority holders of the Series C Preferred Stock is required to create any securities that rank senior or pari passu to the Series C Preferred Stock. If P-Com liquidates, dissolves or winds up, the holders of Series C Preferred Stock and Series D Preferred Stock are entitled to receive the stated value of their shares plus all accrued and unpaid dividends prior to any amounts being paid to the holders of Series B Preferred Stock and P-Com Common Stock. In addition, the holders of Series C Preferred Stock are entitled to share ratably together with the holders of the Series D Preferred Stock, the Series B Convertible Preferred Stock and P-Com Common Stock in all remaining assets after the satisfaction of all other liquidation preferences. If the assets and funds for distribution are insufficient to permit the holders of Series C.

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

A summary of Series C Preferred Stock activities is as follows (in thousands):

                                                    Shares         Amount
                                                   ---------      ---------
        Balance as of December 31, 2004                 6.07      $   2,537

        Preferred Stock accretions to accrete the
         fair value to the stated value                               1,056

        Conversion of Series C Preferred Stock for

         1,000 shares of Common Stock                   (.06)           (10)
                                                   ---------      ---------
        Balances as of June 30, 2005                    6.01      $   3,583
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

(f) As of June 30, 2005, outstanding Series C Preferred Stock are convertible into approximately 3,465 shares of Common Stock.

Beneficial conversion feature represents the excess of the aggregate fair value of the of the Common Stock, using the market price at around the Series C commitment date, that the Preferred Stockholders would receive at conversion over the proceeds received, and it is accreted over a five-year period.

                      SERIES D CONVERTIBLE PREFERRED STOCK

P-Com has designated 2,000 shares of its Preferred Stock as Series D Convertible Preferred Stock. In December 2003, P-Com issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2.0 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock equal to the stated value divided by an initial conversion price of $4.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series D Preferred Stock may convert its shares into shares of Common Stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of P-Com's outstanding Common Stock.

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

On May 31, 2005, the Series D Preferred Stock was exchanged for 1,000 shares of Series G Convertible Preferred Stock, plus warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $0.001 per share.

                      SERIES E CONVERTIBLE PREFERRED STOCK

P-Com has designated 2,000 shares of its Preferred Stock as Series E Convertible Preferred Stock. In June 2005, P-Com issued 923 shares of Series E Convertible Preferred Stock to redeem $555,000 in promissory notes and settle certain vendor payables totaling $367,000. These transactions were in connection with the Company's Restructuring Plan, and resulted in a net gain of $267,000 in the quarter ended June 30, 2005.

The holders of Series E Preferred Stock are entitled to certain rights and preferences with respect to the holders of our Common Stock, including the following:

o Voting. The holders of Series E Preferred Stock are entitled to vote together with the holders of our Common Stock, as a single class, on all matters submitted to a vote of our stockholders. The holders of Series E Preferred Stock are entitled to a number of votes equal to the number of shares of Common Stock that would be issued upon conversion of their shares of Series E Preferred Stock.

o Conversion. The Series E Preferred Stock has a liquidation preference amount equal to $1,000 per share. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock equal to the liquidation preference amount divided by the conversion price of $0.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series E Convertible Stock may convert their shares into shares of Common Stock at any time.

o Dividends. Holders of Series E Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the second anniversary of the date of issuance. Dividends are payable annually, either in cash or shares of our Common Stock.

o Liquidation. If we liquidate, dissolve or wind up, the holders of Series E Preferred Stock are entitled to receive the liquidation preference amount ($1,000 per share) of their shares prior to any amounts being paid to the holders of our Series B Preferred Stock, Series C Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Common Stock.

(a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equal to the fair value of the number of common shares into which the Series E Preferred Stock is convertible into using the trading market price on the date the Series E Preferred Stock was issued.

(b) The Company allocated proceeds between the Series E Preferred Stock and the Warrants based upon their relative fair values.

(c) As of June 30, 2005, outstanding Series E Preferred Stock are convertible into approximately 1,846,262 shares of Common Stock.

                      SERIES F CONVERTIBLE PREFERRED STOCK

P-Com has designated 250 shares of its Preferred Stock as Series F Convertible Preferred Stock. In the three months ended June 30, 2005, P-Com issued 250 shares of Series F Convertible Preferred Stock to make certain debenture amortization payments due March 31, 2005, and June 30, 2005. The Company recorded a loss of $228,000 in connection with these equity in lieu of cash payment transactions.

The holders of Series F Preferred Stock are entitled to certain rights and preferences with respect to the holders of our Common Stock, including the following:

o Voting. Except for the purpose of approving certain specified corporate actions and as otherwise required by the Delaware General Corporation Law, the holders of Series F Preferred Stock do not have any voting rights.

o Conversion. The Series F Preferred Stock has a face amount equal to $10,000 per share. Each share of Series F Preferred Stock is convertible into a number of shares of Common Stock equal to the face amount divided by the conversion price of $0.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. We have the right to convert all outstanding shares of our Series F Preferred Stock into shares of our Common Stock, but only if the conversion would not cause the holder to beneficially own more than 9.99% of our outstanding Common Stock.

o Dividends. Holders of Series F Preferred Stock are entitled to participate in all dividends declared on our Common Stock, based on the number of shares of Common Stock issuable upon conversion of their Series F Preferred Stock.

o Liquidation. If we liquidate, dissolve or wind up, the holders of Series F Preferred Stock are not entitled to receive any preferential amounts prior to any amounts being paid to the holders of the other classes and series of our capital stock.

(a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equal to the fair value of the number of common shares into which the Series F Preferred Stock is convertible into using the trading market price on the date the Series F Preferred Stock was issued.

(b) As of June 30, 2005, outstanding Series F Preferred Stock are convertible into approximately 5,000,028 shares of Common Stock.

                      SERIES G CONVERTIBLE PREFERRED STOCK

P-Com has designated 10,000 shares of its Preferred Stock as Series G Convertible Preferred Stock, of which 1,000 shares were issued and outstanding as of June 30, 2005.

The holders of Series G Preferred Stock are entitled to certain rights and preferences with respect to the holders of our Common Stock, including the following:

o Voting. Except for the purpose of approving certain specified corporate actions and as otherwise required by the Delaware General Corporation Law, the holders of Series G Preferred Stock do not have any voting rights.

o Conversion. The Series G Preferred Stock has a liquidation preference amount equal to $1,000 per share. Each share of Series G Preferred Stock is convertible into a number of shares of Common Stock equal to the liquidation preference amount divided by the conversion price of $0.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series G Convertible Stock may convert their shares into shares of Common Stock at any time. However, no holder of Series G Preferred Stock may convert its shares into shares of Common Stock if the conversion would cause the holder to beneficially own more than 9.99% of our outstanding Common Stock.

o Dividends. Holders of Series G Preferred Stock are entitled to participate in all dividends declared on our Common Stock, based on the number of shares of Common Stock issuable upon conversion of their Series G Preferred Stock.

o Liquidation. If we liquidate, dissolve or wind up, the holders of Series G Preferred Stock are entitled to receive the liquidation preference amount ($1,000 per share) of their shares prior to any amounts being paid to the holders of our Series F Preferred Stock and Common Stock.

(a) The Company, after consideration of several valuation models, determined the fair value of the Preferred Stock as an amount equal to the carrying value of the Series D Preferred Stock which was exchanged for the Series G Preferred Stock, less the fair value of the Warrant also received as part of the exchange transaction.

(b) As of June 30, 2005, outstanding Series G Preferred Stock are convertible into approximately 2,000,000 shares of Common Stock.

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

In general, the Rights will be exercisable only if a person or group acquires 15% or more of P-Com's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of P-Com's Common Stock. In the case of the State of Wisconsin Investment Board, Firsthand Capital Management, Alpha Capital and Stone Street Limited Partnership the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, P-Com is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of P-Com's Common Stock, the Board of Directors, in its sole discretion, may redeem the Rights for $0.003 per Right.

7. ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors its inventory carrying value in the light of the slowdown in the global telecommunications market, especially with regard to an assessment of future demand for its licensed, and its other legacy product lines. In the quarter ended June 30, 2005, the Company decided to discontinue selling certain licensed products, which resulted in a charge to restructuring of $3.0 million in licensed inventory.

A summary of inventory reserve activities is as follows:

                                                              Inventory
                                                               Reserve
                                                            ------------
     Balance at January 1, 2005                             $     25,312
     Additions charged to Statement of Operations                  3,043
     Deductions from reserves                                    (13,436)
                                                            ------------
     Balance at June 30, 2005                               $     14,919

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

The Restructuring Plan includes the divestiture of certain unprofitable product lines, which includes certain of our licensed point-to-point microwave products. P-Com will, however, continue the sale of its unlicensed radio products, and certain of its licensed radio products, including refurbished licensed products in connection with our repair and maintenance business. The Restructuring Plan also includes a reduction in work force from approximately 130 full and part-time employees to approximately 60 employees by the end of the third quarter of 2005. The anticipated cost of the Restructuring Plan is approximately $5.3 million and includes severance and related liabilities, costs associated with the cancellation of purchase order commitments, the write-down of certain inventory, and the loss anticipated from the divestiture of P-Com's engineering operation in Italy. Management currently anticipates that the Restructuring Plan will be completed by the end of the third quarter of 2005.

A summary of restructuring costs is as follows:

                                                            Restructuring
                                                                Costs
                                                            ------------
     Severance                                              $        524
     Purchase commitment charge                                      905
     Impairment charge on P-Com Italia                               826
     Licensed product inventory charge                             2,987
     Other                                                            45
                                                            ------------
     Balance at June 30, 2005                               $      5,287

8. SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

                                 Three months ended June 30   Six months ended June 30
                                      2005        2004           2005        2004
                                    -------     -------        -------     -------
North America                       $   276     $   582        $   475     $ 1,061
United Kingdom                        1,619       1,485          2,637       3,500
Europe                                  467       1,014            887       2,414
Asia                                    227         573            460       1,043
Latin America and other regions       1,672       3,263          2,299       5,736
                                    -------     -------        -------     -------
                                    $ 4,261     $ 6,917        $ 6,758     $13,754
                                    =======     =======        =======     =======

During the six-month period ended June 30, 2005 and 2004, five and four customers accounted for a total of 87% and 63% of our total sales, respectively.

9. NET INCOME (LOSS)

The Company's reported net income (loss) includes the currency translation adjustment associated with our foreign operations. Net income (loss) attributable to common stockholders was $(2.1) million and $5.6 million for the three months ended June 30, 2005 and 2004, respectively. Net income (loss) attributable to common stockholders was $(11.4) million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively.

10. CONTINGENCIES

In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of certain claims made by the consultants. On April 20, 2005, the Civil Court of Rome issued judgment dismissing the case, and ordered the consultants to pay P-Com Italia's legal fees. The Court's order has been appealed by the consultants to the Court of Appeal of Rome.

11.  GOODWILL

Goodwill represents the excess of the purchase price over the fair values of net assets acquired in connection with the Wave Wireless acquisition. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment annually. This impairment test is calculated at the reporting unit level, which, for P-Com, is at the enterprise level. The annual goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of P-Com, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that P-Com's management determines that the value of goodwill has become impaired using this or other approaches, P-Com will record a charge for the amount of the impairment. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition, or to date. P-Com will perform this test annually, on the first day to the fourth quarter of each year. As the effects of the Company's restructuring discussed in Note 1 become clearer in the second half of 2005, it is possible that goodwill impairment charges could result at that time.

12. SUBSEQUENT EVENTS

In connection with the execution of the Purchase Agreement in November 2004, the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's Common Stock. The warrants have an initial exercise price of $1.50 and a term of five years. The Purchase Agreement provided that the Notes and warrants be issued in multiple closings prior to December 31, 2004. In consideration for allowing borrowings under the Purchase Agreement after December 31, 2004, and for waiving certain other conditions to additional draws under the Purchase Agreement, the Company has agreed to lower the exercise price of the warrants from $1.50 to $.0001.

In connection with the Company's Annual Meeting of Stockholders scheduled for August 12, 2005, shareholders will vote on a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a recapitalization whereby each outstanding share of its Series C Preferred Stock will be automatically converted into a specified number of its Series G Preferred Stock and Common Stock. In addition, in the event this proposal is approved, it is anticipated that all outstanding shares of Series B Preferred Stock will convert into Common Stock.

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

On April 28, 2005, we announced a restructuring plan that resulted in a significant reduction in spending, and substantially reduced operating and other costs (the "Restructuring Plan"). The Restructuring Plan was caused by the substantial operating losses incurred by P-Com, and management's assessment that substantial operating losses would continue in the short term absent a plan to restructure the business, and substantially reduce its cost structure. In addition, absent such a plan, P-Com would likely be unable to attract financing on reasonable terms, if at all.

The Restructuring Plan included the divestiture of certain unprofitable product lines, which includes certain of our licensed point-to-point microwave products. We will, however, continue the sale of our unlicensed radio products, and certain of our licensed radio products, including refurbished licensed products in connection with our repair and maintenance business ("RMA Business"). The Restructuring Plan also included a reduction in work force from approximately 130 full and part-time employees to approximately 60 employees worldwide by the end of the third quarter 2005. Management currently anticipates that the Restructuring Plan will be completed by the end of the third quarter 2005.

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

IMPAIRMENTS OF GOODWILL. Goodwill resulting from the purchase of Wave Wireless will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for P-Com is at the enterprise level. The annual goodwill impairment test has two steps. The first, identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of P-Com determines that the value of goodwill has become impaired using this or other approaches, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach has occurred since the Wave Wireless acquisition. The Company performs this test annually, on the first day of the fourth fiscal quarter of each year. As the effects of the Company's restructuring become clearer in the second half of 2005, it is possible that goodwill impairment charges could result at that time.

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

At June 30, 2005 and 2004, approximately 81% and 69%, respectively, of trade accounts receivable represent amounts due from four customers.

RESULTS OF OPERATIONS

SALES. For the three months ended June 30, 2005, total sales were approximately $4.3 million as compared to $6.9 million in the comparable period in the prior year. For the six months ended June 30, 2005, sales were approximately $6.8 million, compared to $13.8 million for the comparable period in the prior year. The significant decrease in revenue as compared to the comparable periods last year is attributable to substantially lower revenue in certain licensed product lines and lower than anticipated refurbished licensed product revenue associated with our RMA Business. The lower revenue attributable to our licensed product lines principally reflects the exiting of an unprofitable product line. Because of the significant decline in sales attributable to our licensed product lines, a substantial portion of our product sales came from our RMA Business, which generated approximately $2.1 million of our sales in the second quarter of 2005, and $3.7 million for the six months ended June 30, 2005, but were down from the $2.6 million recorded in the second quarter in 2004, and $6.1 million for the six months ended June 30, 2004.

The decrease in sales attributable to our RMA Business in the three and six month period ending June 30, 2005 is principally caused by lower sales volume attributable to a single customer in Europe, as well as by the decommissioning of certain of our licensed radio products from another customer's network. Management anticipates that, as our customers' networks age, and the cost to replace these networks decrease, our customers may similarly elect to decommission our licensed radio products installed in their networks. As a result, it is anticipated that our RMA Business will decline over time. Management currently anticipates that the expected decline in our RMA Business over time will offset by increases in new product sales attributable to our unlicensed product lines.

During the three months ended June 30, 2005, approximately 38% of our sales were to the United Kingdom market, 6% in North America, 11% from Europe, 5% from Asia, and 40% of our sales were in Latin America and other countries. During the comparable period in 2004, we generated 21% of our sales to the United Kingdom market, 8% from North America, 15% from Europe, 8% from Asia, and 48% of our sales in Latin America and other countries.

For the six months ended June 30, 2005, North America contributed 7% of our sales, 39% of our sales were from the United Kingdom, with 13% of our sales from Europe, while 7% of our sales originated from Asia, and 34% of our sales were from Latin America and other regions. During the comparable period in 2004, 8% of our sales were from North America, 25% of our sales were from the United Kingdom, Europe accounted for 18% of our sales, while Asia contributed 8% of our sales and Latin America and other regions provided 41% of our sales.

As a result of the Restructuring Plan, management is divesting certain unprofitable product lines, and therefore sales levels for the remaining periods in 2005 will not reach the levels achieved in the comparable periods in 2004. Management also anticipates that sales in the remaining periods in 2005 may not reach levels achieved during the period ending June 30, 2005 due to the anticipated decline in revenue attributable to sales of divested unprofitable product lines. These product lines contributed approximately $900,000 in revenue in the current quarter, and $1.4 million in revenue during the first six months of 2005. Our sales in subsequent periods will be substantially dependent on sales of our unlicensed products, as well as sales attributable to our RMA Business, which will decline over time.

GROSS PROFIT (LOSS). Gross profit for the three months ended June 30, 2005 and 2004, was $ 1.3 and $2.0 million, respectively, or 31% and 29% of sales in each of the respective quarters. The higher gross margin during the three months ended June 30, 2005 was principally attributable to management's focus on the sale of higher margin product lines, resulting in lower sales volume in certain low margin product lines during the quarter compared to the same period in 2004. In addition, our product warranty reserve decreased in the second quarter by approximately $150,000 due to the drop in licensed products under warranty. Also, inventory reserves dropped by $93,000 due to sales of licensed products previously carried in the reserve.

Gross profit for the six months ended June 30, 2005 and 2004 was $1.3 million and $3.7 million, respectively, or 19% and 27% of sales in each of the respective periods. The lower gross margin during the six months ended June 30, 2005 was principally attributable to the significantly lower sales volume attributable to our RMA Business achieved during the period compared to the same period in 2004, which typically results in higher gross margins, as well as lower sales volumes in other licensed product lines. The significantly lower sales volume during the six months ended June 30, 2005 resulted in a substantial amount of unabsorbed overhead relative to the comparable period in 2004.

As a result of the Restructuring Plan, and the consequent divestiture of certain unprofitable product lines, management currently anticipates that gross margins will improve in subsequent periods.

RESEARCH AND DEVELOPMENT. For the three months ended June 30, 2005 and 2004, research and development ("R&D") expenses were approximately $774,000 and $1.3 million, respectively. As a percentage of sales, research and development expenses were at 18% for the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, R&D expenses were approximately $2.0 million and $2.5 million, respectively. As a percentage of sales, research and development expenses were 29% for the six months ended June 30, 2005, compared to 18% for the six months ended June 30, 2004. The decrease in R&D expenses is principally the result of headcount reductions and other related expense reductions caused by implementation of the Restructuring Plan, and the resulting focus on unlicensed product development

SELLING AND MARKETING. For the three months ended June 30, 2005 and 2004, sales and marketing expenses were approximately $853,000 and $1.7 million, respectively. The substantial decrease in sales and marketing expenses in the quarter ended June 30, 2005 is due to headcount reductions and other related expense reductions, and lower commissions in light of decreased sales. For the six months ended June 30, 2005 and 2004, sales and marketing expenses were approximately $2.1 million and $3.2 million, respectively. As a percentage of sales, selling and marketing expenses were 20% for the three months ended June 30, 2005, compared to 25% for the three months ended June 30, 2004. As a percentage of sales, selling and marketing expenses were 31% for the six months ended June 30, 2005, and 23% for the comparable period in 2004.

GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2005 and 2004, general and administrative expenses were approximately $943,000 and $1.1 million, respectively. As a percentage of sales, general and administrative expenses were 22% for the three months ended June 30, 2005, compared to 15% for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, general and administrative expenses were approximately $1.9 million and $2.3 million, respectively. As a percentage of sales, general and administrative expenses were 28% for the six months ended June 30, 2005, compared to 16% for the six months ended June 30, 2004. The decrease in general and administrative expense in the first six months of 2005 as compared to the comparable period in 2004 is principally attributable to a realization of savings from cost reduction efforts caused by implementation of the Restructuring Plan, including reduced consulting and legal expenses, and facilities consolidation, offset by an increase in the bad debt reserve of $259,000.

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

In April 2005, P-Com announced the adoption of the Restructuring Plan that significantly curtailed current spending, and substantially reduced liabilities and operating and other costs. The Restructuring Plan includes the divestiture of certain unprofitable product lines, workforce reductions, write-down of certain inventory, and a loss associated with the divestiture of the Company's research and development operations in Italy. A restructuring charge of nearly $5.4 million was taken as of March 31, 2005, to cover the costs associated with the Restructuring Plan.

INTEREST EXPENSE. For the three months ended June 30, 2005 and 2004, interest expense was $170,000 and $90,000, respectively. Interest expense for the second quarter of 2005 was primarily for interest paid on short-term bank borrowings and interest on debentures and promissory notes. As a result of the Company's dependence on the Credit Facility with the Bank to meet its working capital needs, as well as the issuance of the Notes, interest expense is anticipated to increase in subsequent periods relative to the levels incurred in the three months ended June 30, 2005.

OTHER INCOME OR EXPENSE, NET. For the three-month period ended June 30, 2005, other expense, net, totaled $153,000 compared to income of $8.4 million for the comparable three-month period in 2004. The expense in the three-month period ended June 30, 2005, was due primarily to a loss on satisfying debenture payments with equity versus cash ($228,000), and a translation cost loss ($140,000), offset by a gain in converting certain debt to equity of $267,000. The other income in 2004 was due to a $7.5 million gain on a settlement of a deferred contract obligation and a $1.0 million gain on settlements with various vendors.

For the six-month period ended June 30, 2005, other expense, net, totaled $226,000 compared to other income of $8.3 million for the same period in 2004.

PROVISION (BENEFIT) FOR INCOME TAXES. We have not recorded the tax benefit of our net operating losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED IN OPERATIONS. During the six-month period ended June 30, 2005, we used approximately $4.5 million of cash in operating activities, primarily due to our net loss of $10.3 million, increases in accounts receivable of $0.5 million, increases in inventory of $0.8 million, and reductions in accounts payable of $0.8 million, offset by a non-cash restructuring charge of $5.3 million, lower other asset values of $0.6 million, and higher other accrued liabilities of $1.6 million and depreciation expense of $0.4 million.

During the six-month period ended June 30, 2004, we used approximately $4.3 million of cash in operating activities, primarily due to a $7.5 million non-cash gain on a deferred contract obligation and a $0.9 million non-cash gain on vendor settlements, which were offset by our net income of $3.9 million, depreciation expenses of $.08 million, and a $0.1 million non-cash loss related to amortization of warrants. Significant reductions to cash flow resulted from a net increase of $1.6 million in accounts receivable and a net increase of $0.5 million in prepaid and other assets. These were partially offset by a pay down of accounts payable of $0.7 million

CASH FROM INVESTING ACTIVITIES. During the six-month period ended June 30, 2005, we used approximately $0.1 million in proceeds for the acquisition of property and equipment and increases in restricted cash. During the six-month period ended June 30, 2004, we generated approximately $0.7 million of cash investing activities, principally due to the sale of property in Italy for $0.8 million which was offset by $0.1 million related to asset acquisition.

CASH FROM FINANCING ACTIVITIES. During the six-month period ended June 30, 2005, we received approximately $3.1 million of cash from financing activities, primarily from $1.5 million in loans under the Credit Facility, $1.5 million in Note proceeds from the Debenture Financing, and $0.5 million from the sale of fixed assets, offset by $0.4 million in repayments related to outstanding Notes.

During the six-month period ended June 30, 2004, we generated $2.3 million of cash flow from financing activities, principally due to the receipt of $2.6 million resulting from the exercise of certain warrants in connection with a special warrant offering, and $0.1 million from the sale of certain common stock of SPEEDCOM held by the Company, offset by $0.4 million in payments related to capital lease obligations.

CURRENT LIQUIDITY. As of June 30, 2005, our principal sources of liquidity consisted of borrowing availability under the Credit Facility, and approximately $0.7 million of cash and cash equivalents, compared to approximately $2.3 million in cash and cash equivalents at December 31, 2004. Available borrowings under the Credit Facility at June 30, 2005 were approximately $685,000, compared to $1.8 million at December 31, 2004. As of June 30, 2005, we were in compliance with the minimum tangible net worth covenant established in the Credit Facility.

At June 30, 2005, our total liabilities were approximately $13.5 million, compared to $11.8 million at December 31, 2004. Our current assets of $5.5 million and our current liabilities of $12.0 million at June 30, 2005, resulted in negative working capital of approximately $6.5 million, compared to working capital of $1.3 million at December 31, 2004.

The Company's plan of restructuring announced in April 2005 ("Restructuring Plan") is intended to eliminate the Company's dependence on external sources of financing. However, the benefits from the Restructuring Plan will not be fully realized to ensure the Company's liquidity needs in the short term. In addition, available borrowings under the Credit Facility will be inadequate to satisfy the Company's liquidity needs for the remainder of 2005. As a result, in addition to
(i) accessing available borrowings under the Credit Facility, (ii) significantly reducing operating and other costs under the Restructuring Plan, and (iii) focusing sales on higher margin products, management intends to seek additional financing during the third quarter of 2005 in order to ensure its liquidity needs. There can be no assurance that the Restructuring Plan will be successful, or that additional financing will be available on acceptable terms, if at all. Management is also evaluating the merits of a strategic acquisition or other transaction that would substantially improve its competitive position, and therefore increase sales. Management's focus is on transactions that would ultimately improve the Company's liquidity and capital resource position. There can also be no assurances that these actions will be successful. If management is unsuccessful in its plans to raise additional capital during the third quarter of 2005, or otherwise improve its liquidity position, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

COMMITMENTS AND OFF BALANCE SHEET INSTRUMENTS. Rent expense under operating leases totaled approximately $686,000 for the six months ended June 30, 2005. The Company expects to incur rent expense of approximately $200,000 during the third quarter of 2005, which amount the Company anticipates continuing through the remainder of 2005. The Company has future non-cancelable lease payments under operating leases of approximately $385,000 for the remainder of 2005, $1.5 million in 2006, and $3.5 million in 2007 and beyond.

During the first and second quarter of 2005, the Company entered into several payment plan agreements with vendors and creditors requiring the Company to pay off balances past due, or amounts agreed to between the Company and such vendors or creditors under settlement agreements. At June 30, 2005, the total amount remaining to be paid under those agreements totaled approximately $970,000, of which, approximately $463,000 is remaining for one creditor which will be paid over fifteen equal monthly installments, and $415,383 to a vendor which will be paid over twelve equal monthly installments. These amounts are reflected as other accrued liabilities on the Company's balance sheet. See "Current Liquidity" below for a discussion of management's plan to satisfy the Company's requirements with respect to these obligations and to provide cash to finance projected operations.

We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our plans to increase manufacturing capacity, working capital requirements for our operations, and our internal free cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, Accounting for Share Based Payments. Statement 123R establishes revised accounting standards for employee-stock based compensation measurement that requires employee stock-based compensation be measured at the fair value of the award, replacing the intrinsic approach currently available to companies under Statement 123. Compensation cost continues to be recognized over the period during which the employee is required to provide service. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005. The Company accounts for options issued to employees using the intrinsic approach. Implementation of this new standard is currently expected to result in increases in future compensation expense. However, such effect is not currently estimable.

In March 2005, the FASB issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluation the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

           RISKS RELATED TO P-COM'S FINANCIAL CONDITION AND OPERATIONS

WE NEED ADDITIONAL FINANCING DURING THE QUARTER ENDING SEPTEMBER 30, 2005 TO CONTINUE AS A GOING CONCERN.

Our core business product sales are still below levels necessary to achieve positive cash flow. From inception to December 31, 2004, our aggregate net loss is approximately $368.0 million. Our cash position has declined to $0.7 million at June 30, 2005. We had negative working capital of $6.5 million as of June 30, 2005. Our independent accountants' opinion on our 2004 consolidated financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. The financial statements included in this quarterly report have been prepared assuming that we will continue as a going concern. The financial statements do not include adjustments that might result if we were required to cease operations. These adjustments would include, among other things, a write-down in the value of our assets from book value to liquidation value. To continue as a going concern and address our liquidity requirements, we will have to increase our sales, and raise additional equity and/or debt financing during the quarter ending September 30, 2005. We may not accomplish these tasks. If we are unable to raise additional debt or equity financing during the quarter ending September 30, 2005, we may not be able to continue as a going concern.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN.

Our future capital requirements will depend upon many factors, including the success of our Restructuring Plan, the continuation of our RMA Business at current levels of sales, development costs of new products and related software, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. Our history of substantial operating losses could also severely limit our ability to secure additional financing.

WE MAY NOT BE ABLE TO REPAY OUR EXISTING DEBT AND ANY REPAYMENT OF OUR DEBT WITH SHARES OR BY RAISING ADDITIONAL FUNDS MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

At June 30, 2005, we owed, excluding accrued but unpaid interest, an aggregate amount of $4.0 million to SDS Capital Group SPC, Ltd ("SDS"). Interest accrues on such debt at an annual interest rate of 7%, increasing to 8% on July 1, 2005 and 10% on April 1, 2006 through the maturity date of the loan, December 31, 2006. We may make the principal and interest payments under our Debenture Facility in either shares of our Common Stock, cash or a combination of both. The number of shares of Common Stock that may be used to pay the quarterly installments is capped at 6,000,000. We currently do not have enough cash to make the required payments under the Debenture Facility and anticipate making the vast majority if not all of the payments in shares of our Common Stock or other equity securities. In addition, given the recent price for our Common Stock, if we make the required amortization payments on the Debenture Financing using our Common Stock, or raise additional funds by issuing equity securities, additional significant dilution to our stockholders will result.

WE MAY NOT BE ABLE TO REPAY THE DEBENTURE FACILITY INSTALLMENT PAYMENTS IN SHARES OF OUR COMMON STOCK.

Under our Debenture Facility, we may not issue shares of Common Stock to make the quarterly installment payments if the issuance of such shares would result in SDS beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act) more than 9.9% of all of the Common Stock outstanding at such time. Because of this limitation, the Company issued SDS shares of Series F Preferred Stock, in lieu of Common Stock, to make the required amortization payment due June 30, 2005. SDS may waive this ownership blocker, or agree in the future to accept additional shares of preferred stock in lieu of Common Stock, but it is not obligated to do so. In the event that we are prevented from making an installment payment in shares of Common Stock due to the ownership blocker, or SDS is unwilling to accept Preferred Stock in lieu of Common Stock, and SDS does not waive compliance with this provision, then we may be required to issue Preferred Stock, or default on our payment obligations under the Debenture Facility.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF OUR SALES. THE LOSS OF OR REDUCTION IN SALES TO ANY OF OUR CUSTOMERS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the six months ended June 30, 2005, sales to our top four customers accounted for 61% of total sales. We expect that a limited number of customers will continue to account for a significant portion of our sales for the foreseeable future. The loss of, or diminution in sales to, any one of these customers would have an immediate and material adverse effect on our sales. If we are unsuccessful in obtaining significant new customers or if one of our top customers or several small customers cancel or delay their orders for our products, then our business and prospects could be harmed which may cause the price of our common stock to decline. Our customer concentration also results in concentration of credit risk. As of June 30, 2005, four customers accounted for 81% of our total accounts receivable balances. If any one of these customers is unable to fulfill its payment obligations to us, our revenue could decline significantly.

AS A RESULT OF THE RESTRUCTURING PLAN, WE ARE SUBSTANTIALLY DEPENDENT ON THE SALE OF REFURBISHED LICENSED PRODUCTS, AND A REDUCTION IN SUCH SALES WILL MATERIALLY HARM P-COM'S RESULTS OF OPERATIONS.

For the year ended December 31, 2004, and for the six months ended June 30, 2005, sales of refurbished licensed products in connection with our RMA Business was $11.2 million and $3.7 million, or 46% and 55% of total sales, respectively. As a percentage of total sales and total sales of licensed products, sales of refurbished licensed products will substantially increase in 2005 relative to 2004 as a result of the substantial decrease in sales of new licensed products anticipated in 2005 as a result of the Restructuring Plan. Total sales of refurbished licensed products in connection with our RMA Business will decline over time as our customers determine to replace existing radios with new product, rather than send them to us for continued repair and maintenance. In addition, our customers may elect to source refurbished licensed products from third parties rather than us. No assurances can be given that we will not lose customers in the future, or that customers will not elect to purchase new licensed products from third parties rather than send them to us for repair and maintenance. In the event of a reduction in the sale of refurbished licensed products, our results of operations will be materially harmed.

OUR OPERATING RESULTS IN THE PAST ARE NOT ANTICIPATED TO REFLECT OUR OPERATING RESULTS IN THE FUTURE, WHICH MAKES OUR RESULTS OF OPERATIONS DIFFICULT TO PREDICT.

As a result of Restructuring Plan, our future operating results will vary significantly from our past operating results. Factors that will significantly affect our operating results include the following:

o the divesture of certain licensed product lines, that in the year ended December 31, 2004, and six months ended June 30, 2005, contributed approximately $10.2 million and $1.4 million in revenue to P-Com, respectively;

o the increased reliance on our RMA Business, that in the year ended December 31, 2004, and six months ended June 30, 2005, contributed approximately $11.2 million and $3.7 million in revenue to P-Com, respectively, and the risk that sales attributable to the RMA Business will decline over time; and

o the increased reliance on the sale of unlicensed radio products, that in the year ended December 31, 2004, and six months ended June 30, 2005, contributed approximately $2.8 million and $0.8 million in revenue to P-Com, respectively.

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

As a result of our current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, and Latin America, we face business, political, regulatory, operational, financial and economic risks that are often more volatile than those commonly experienced in the United States. Approximately 92% and 89% of our sales in the year ended December 31, 2003 and December 31, 2004, respectively, were made to customers located outside of the United States.

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

WE FACE RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS.

Approximately 89% and 93% of our sales in the year ended December 31, 2004 and the six-months ended June 30, 2005 were made to customers located outside of the United States and a larger portion of our revenues is denominated in foreign currencies. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. For example, a decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for us if we have Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for us on Euro or British pounds sterling denominated sales as our functional currency is in United States dollars. For international sales that we would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could adversely affect our financial condition. We fund our Italian subsidiary's operating expenses, which are denominated in Euros. Historically, we have not engaged in exchange rate-hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

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

OUR BUSINESS AND GROWTH MAY SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL WHO ARE IN HIGH DEMAND.

We depend on the continued contributions of our senior management and other key personnel, including Daniel W. Rumsey, our Chief Restructuring Officer, and Don Meiners, the Company's President. The loss of the services of either of these executives, or any of our key personnel could harm our business. We do not maintain key person life insurance policies on any of our executive officers. Competition for senior management in our industry is intense and we may not be able to retain our senior management or attract and retain new personnel in the future. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and marketing personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

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

             RISK RELATING TO CAPITAL MARKETS AND P-COM COMMON STOCK

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY SEVERELY LIMIT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK.

Effective March 10, 2003, our Common Stock commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., resulting in a less liquid market to trade shares of our common stock, relative to the liquidity provided by the NASDAQ National Market or the NASDAQ Small Cap Market, where our common stock previously was listed. In addition, our Common Stock is subject to the Securities Exchange Commission's "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the company's Common Stock and may affect the ability of holders to sell the Common Stock in the secondary market, and the price at which a holder can sell the Common Stock.

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

FUTURE SALES OF OUR CONVERTIBLE SECURITIES IN THE PUBLIC MARKET COULD LOWER P-COM'S STOCK PRICE AND ADVERSELY AFFECT ITS ABILITY TO RAISE ADDITIONAL CAPITAL IN SUBSEQUENT FINANCINGS.

As of June 30, 2005, we had issued and outstanding warrants, convertible preferred stock and employee stock options, convertible into 17,070,260 shares of our Common Stock. In the event of conversion or exercise of any of these convertible securities, future sales of P-Com's Common Stock or the perception that future sales will occur could have a significant negative effect on the market price of P-Com's Common Stock. If the market price of P-Com Common Stock continues to decrease, P-Com may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and U.S. dollars. The functional currencies of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations, and were not material for all periods presented. Based on our overall currency rate exposure at June 30, 2005, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation  of  disclosure  controls and  procedures.  As of the end of the quarter  ended June 30, 2005,  the  Company's  management,  including  its chief restructuring officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief restructuring officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome appointed a technical consultant in order to determine the merit of certain claims made by the consultants. On April 20, 2005, the Civil Court of Rome issued judgment dismissing the case, and ordered the consultants to pay P-Com Italia's legal fees. The Court's order has been appealed by the consultants to the Court of Appeal of Rome. While no assurances can be given, the Company believes that the Court of Appeal of Rome will dismiss the Appeal.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In connection with the execution of the Purchase Agreement in November 2004, and the issuance of debentures thereunder ("Notes"), the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's Common Stock ("Note Warrants"). The Note Warrants have an initial exercise price of $1.50 and a term of five years. The Purchase Agreement provided that the Notes issued under the Purchase Agreement and Note Warrants be issued in multiple closings prior to December 31, 2004. The fourth and fifth closings under the Purchase Agreement took place on May 2, 2005, and June 30, 2005, and consisted of Notes for $350,000 and $500,000, and Note Warrants to purchase 56,000 and 80,000 of the Company's Common Stock respectively. In consideration for allowing borrowings under the Purchase Agreement after December 31, 2004, and for waiving certain other conditions to additional draws under the Purchase Agreement, The Company lowered the exercise price of the Note Warrants from $1.50 to $.0001.

On March 31, 2005, the Company entered into a Lease Termination Agreement with Bryan Family Partnership II, Ltd. ("Bryan"). In partial consideration for the Company's obligations under the Termination Agreement, the Company issued Bryan a warrant to purchase 2,000,000 shares of Common Stock at an exercise price of $0.20 per share (the "Bryan Warrant").

In connection with the termination of the Employment and Continuity of Benefits Agreement with George P. Roberts, dated May 31, 2001, outlining his continued employment with the Company as Chairman of the Board following his resignation as Chief Executive Officer on May 30, 2001, Mr. Roberts agreed to waive any entitlement he had to receive cash, shares of Common Stock or other benefits under his Continuity of Benefits Agreement, and to terminate the Continuity of Benefits Agreement, which had been extended by the Board of Directors. In consideration for such termination, the Company issued Mr. Roberts a warrant to purchase 600,000 shares of our Common Stock, exercisable at $0.30 per share (the "Roberts Warrant"), and agreed to continue all healthcare coverage previously extended to Mr. Roberts for the remainder of his natural life.

The Note Warrants, Bryan Warrant and Roberts Warrant were issued in reliance on the exemption from registration provided by Securities Act Section 4(2), and Rule 506 of Regulation D, because the transactions were non-public offerings to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1(1) Certificate of Designation of the Relative Rights and Preferences of Series E Convertible Preferred Stock of P-Com, Inc. filed with the Delaware Secretary of State on June 6, 2005.

3.2(2) Certificate of Designation of the Relative Rights and Preferences of Series F Convertible Preferred Stock of P-Com, Inc. filed with the Delaware Secretary of State on June 6, 2005.

3.3(3) Certificate of Designation of the Relative Rights and Preferences of Series G Convertible Preferred Stock of P-Com, Inc. filed with the Delaware Secretary of State on June 6, 2005.

3.4(4) Certificate Eliminating Reference to Shares of Series D Preferred Stock from the Certificate of Incorporation of P-Com, Inc. filed with the Delaware Secretary of State on June 16, 2005.

10.1(5) Form of Exchange Agreement by P-Com, Inc. and holders of its Series D Convertible Preferred Stock.

10.2(6) Form of Warrant Agreement by P-Com, Inc. and holders of its Series D Convertible Preferred Stock.

10.3  Form of Employment Letter Agreement by P-Com, Inc. and George P. Roberts.

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

(1) Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2005.

(2) Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2005.

(3) Incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2005.

(4) Incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 28, 2005.

(5) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2005.

(6) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2005.

(b) Reports on Form 8-K

On April 28, 2005, we filed a Form 8-K to announce a restructuring plan that will significantly curtail current spending and substantially reduce liabilities and operating and other costs.

On May 6, 2005, we filed a Form 8-K announcing the issuance of promissory notes of $250,000, $600,000, and $350,000 and warrants to purchase 40,000, 96,000, and
50,000 of the Company's common stock, respectively.

On May 13, 2005, we filed a Form 8-K to announce Daniel W. Rumsey as a new board member to fill a vacancy created by the departure of Brian T. Josling on March 1, 2005.

On June 7, 2005, we filed a Form 8-K announcing an Exchange Agreement entered into with Series D Convertible Preferred Stock holders whereby the holders agreed to exchange all outstanding shares of Series D Convertible Preferred Stock for shares of the newly created Series G Convertible Preferred Stock and for certain warrants including filed Certificates of Designation of the Relative Rights and Preferences of Series E, F and G Convertible Preferred Stock.

On June 16, 2005, we filed a Form 8-K to announce an Employment Letter Agreement with its Chairman of the Board of Directors, George P. Roberts whereby Mr. Roberts was issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.30 per share in lieu of all cash, stock and other payments due Mr. Roberts approximating $132,000 including payment of Mr. Roberts' medical and dental COBRA payments.

On June 28, 2005, we filed a Form 8-K announcing a filed Certificate Eliminating Reference to Shares of Series D Preferred Stock from the Certificate of Incorporation.

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

                          Date:    August 10, 2005

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