Form 10-Q
period 2005-09-30
P COM INC
filed 2005-11-14
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to _______.

COMMISSION FILE NUMBER: 0-25356

Wave Wireless Corporation

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0289371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1996 Lundy Avenue, San Jose, CALIFORNIA	95131
(Address of principal executive offices)	(Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 943-4200

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
YES ☐ No ☒

As of September 30, 2005, there were 20,928,673 shares of the Registrant's common stock outstanding, par value $0.0001 per share.

This quarterly report on Form 10-Q consists of 49 pages of which this is page 1. The Exhibit Index appears on page 42.

WAVE WIRELESS CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.

WAVE WIRELESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$166	$2,280
Restricted cash	95	—
Accounts receivable, net	3,300	2,828
Inventory	220	4,722
Prepaid expenses and other assets	870	1,519
Total current assets	4,651	11,349
Property and equipment, net	691	1,755
Goodwill	11,991	11,991
Other assets	28	328
Total assets	$17,361	$25,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,399	$3,139
Other accrued liabilities	4,663	3,500
Loan payable to bank	1,948	—
Notes payable current	3,777	3,178
Liabilities of discontinued operations	184	249
Total current liabilities	11,971	10,066
Notes payable, long-term	1,520	1,743
Total liabilities	13,491	11,809

Redeemable preferred stock:
Series B Preferred Stock	—	1,569
Series C Preferred Stock	—	2,537
Series D Preferred Stock	—	2,000
Total redeemable Preferred Stock	—	6,106
Commitments and contingencies (Notes 5 and 10)	—	—

Stockholders' equity (deficit):
Series E Preferred Stock	332	—
Series F Preferred Stock	711	—
Series G Preferred Stock	4,804	—
Common Stock	2	1
Treasury stock, at cost; 30 shares	(74)	(74)
Additional paid-in capital	382,373	376,464
Accumulated deficit	(384,278)	(368,885)
Accumulated other comprehensive loss	—	2
Total stockholders' equity	3,870	7,508
Total liabilities and stockholders' equity	$17,361	$25,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$2,933	$6,143	$9,691	$19,897
Cost of sales	1,546	4,986	7,028	15,009
Gross profit	1,387	1,157	2,663	4,888
Gross margin	47%	19%	27%	25%

Operating expenses:
Research and development/engineering	496	1,310	2,466	3,825
Selling and marketing	564	2,003	2,652	5,188
General and administrative	658	1,130	2,506	3,383
Restructuring charges	310	—	5,597	—
Total operating expenses	2,028	4,443	13,242	12,396
Operating loss	(641)	(3,286)	(10,597)	(7,508)

Interest expense	(201)	(142)	(589)	(304)
Other income (expense), net	(430)	(10)	(397)	8,286
Income (loss) from continuing operations	(1,272)	(3,438)	(11,564)	474

Loss from discontinued operations	—	—	—	(40)
Net income (loss)	(1,272)	(3,438)	(11,564)	434

Preferred stock accretions	(2,670)	(683)	(3,829)	(2,132)
Net loss attributable to common stockholders	$(3,943)	$(4,121)	$(15,393)	$(1,698)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.22)	$(0.27)	$(1.10)	$(0.16)
Basic and diluted income (loss) per common share	$(0.22)	$(0.27)	$(1.10)	$(0.16)

Shares used in basic and diluted per share computation	17,940	15,358	13,931	10,842

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.22)	$(0.27)	$(1.10)	$(0.16)

Diluted net income (loss) per share applicable to common stockholders	$(0.22)	$(0.27)	$(1.10)	$(0.16)

Shares used in diluted per share computation	17,940	15,358	13,931	10,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS
(In thousands, unaudited)
	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(11,564)	$434

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	—	40
Depreciation	498	1,158
(Gain) or loss on debt extinguishment	33	—
(Gain) or loss on disposal of property and equipment	(237)	73
Warrant expense	169	—
Amortization of warrants	68	115
Gain on vendor settlements	(92)	(964)
Gain of deferred contract obligation	—	(7,500)
Bad debt expense	172	—
Loss on restructuring	5,597	—

Changes in operating assets and liabilities:
Accounts receivable	(445)	121
Inventory	(551)	1,114
Prepaid expenses and other assets	806	(313)
Accounts payable	(1,108)	(412)
Other accrued liabilities	1,241	(527)
Net cash used in operating activities	(5,413)	(6,661)

Cash flows from investing activities:
Acquisition of property and equipment	(44)	(203)
Increase in restricted cash	(95)	—
Proceeds from sale of property and equipment	502	829
Net cash provided by investing activities	363	626

Cash flows from financing activities:
Proceeds from bank loan	1,948	1,457
Proceeds from debt financing	1,500	—
Proceeds from convertible note	100	—
Proceeds from special warrant offer	—	2,589
Payments under capital lease obligations	—	(563)
Proceeds from sale of SPEEDCOM common stock	—	100
Payments under note payable obligations	(610)	—
Net cash provided by financing activities	2,938	3,583

Effect of exchange rate changes on cash	(2)	(2)
Net decrease in cash and cash equivalents	(2,114)	(2,454)

Cash and cash equivalents at beginning of the period	2,280	6,185
Cash and cash equivalents at end of the period	$166	$3,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(In thousands, unaudited)

	Nine months ended September 30,
	2005	2004
Supplemental cash flow disclosures:
Cash paid for interest	$141	$303

Non-cash investing and financing activities :
Issuance of notes payable to settle deferred contract obligation	$—	$500

Warrants issued in connection with convertible promissory notes	$44	$—

Warrants issued in connection with promissory notes	$32	$—

Conversion of Series C Preferred stock into Common Stock	$3,254	$521
Conversion of Series B Preferred stock into Common Stock	1,708	—
Conversion of Series F Preferred stock into Common Stock	138	—

Warrants issued in connection with lease termination	$233	$—
Warrants issued in connection with officer settlement	93	—
Warrants issued in connection with Preferred Stock conversion	180	—

Issuance of Common Stock to settle accounts payable obligation	138	—

The accompanying notes are an integral part of these condensed consolidated financial statements

WAVE WIRELESS CORPORATION
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Wave Wireless Corporation’s (referred to herein, together with its wholly-owned subsidiaries, as "Wave Wireless" or the "Company") financial condition as of September 30, 2005, and the results of their operations and their cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2004 consolidated financial statements, including the notes thereto, and the other information set forth therein, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

Certain amounts reported in previous years and interim periods have been reclassified to conform to the current year presentation

LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the nine-month period ended September 30, 2005, the Company incurred a net loss attributable to common stockholders of $15.4 million and used $5.4 million cash in its operating activities. As of September 30, 2005, the Company had a surplus in stockholders' equity of $3.9 million and accumulated deficit of $384.3 million. Also, as of September 30, 2005, the Company had approximately $166,000 in cash and cash equivalents, and a working capital deficiency of approximately $7.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's current working capital requirements are being met principally from available borrowings under a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), discussed below, borrowings from the issuance of promissory notes convertible into shares of the Company’s common stock (“Convertible Notes”), and cash from operations. The amount outstanding under the Credit Facility was approximately $1.9 million at September 30, 2005, and no amounts remained outstanding as of November 14, 2005.

The Company's plan of restructuring announced in April 2005 ("Restructuring Plan") is intended to eliminate the Company's dependence on external sources of financing. While the Restructuring Plan has resulted in a substantial reduction in operating losses, and cash used in operations, the Company currently remains dependent on external sources of financing to continue operations. As a result, the Company has issued Convertible Notes to address its immediate liquidity needs, and intends to issue additional Convertible Notes to meet its working capital requirements through the remainder of 2005. It is currently anticipated that the Convertible Notes will convert into an equity-based financing that the Company intends to consummate prior to the end of the quarter ending March 31, 2006 (“Equity Financing”). The Company intends to use the proceeds from the Equity Financing to settle certain commitments of the Company, and provide for the Company’s long-term working capital needs.

In addition to issuing Convertible Notes, the Company intends to meet its working capital requirements by (i) accessing available borrowings under the Credit Facility, (ii) further reducing operating and other costs under the Restructuring Plan, and (iii) focusing sales on higher margin products. The Company currently does not have any commitments from third parties to acquire additional Convertible Notes. As of November 14, 2005, the Company had approximately $200,000 in available borrowing capacity under the Credit Facility.

There can be no assurance that the Company will be successful in issuing additional Convertible Notes or that the Company will be able to consummate an Equity Financing on acceptable terms, if at all. Management is also evaluating merger, acquisition and other strategic opportunities that would substantially improve its competitive position, increase sales, and accelerate profitability. If management is unsuccessful in its plans to issue additional Convertible Notes or raise additional capital in the immediate term, or otherwise improve its liquidity position, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2. NET LOSS PER SHARE

For purposes of computing basic and diluted net loss per common share in the three and nine- months ended September 30, 2005 and 2004, the weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market of the Company's common stock for the period because the effect would be anti-dilutive. Because losses were incurred in the three and nine-months ended September 30 of 2005 and 2004, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

3. BORROWING AND OTHER OBLIGATIONS

Credit Facility. On September 17, 2005, we renewed our credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank") through November 17, 2005 (the “September Amendment”). By amendment dated November 4, 2005, the Credit Facility was further extended through January 17, 2006 (the “November Amendment”). The Credit Facility consists of a Loan and Security Agreement for a $2.5 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $2.5 million borrowing line based on export related inventories and receivables. On June 29, 2005, the Credit Facility was amended, resulting in a reduction in borrowing availability based on domestic receivables from $1.0 million to $500,000, and a reduction in borrowing availability under the EXIM program from $3.0 million to $2.0 million. As amended by the September Amendment and the November Amendment, the Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all of our receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment. We also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. Under the terms of the September Amendment, the Company was permitted an over-advance under the Credit Facility in the amount of $200,000 until October 16, 2005, which over-advance was extended under the November Amendment until November 10, 2005. As of September 30, 2005, $1.9 million was outstanding under the Credit Facility, and no amounts remained outstanding as of November 14, 2005.

As of September 30, 2005, we were in compliance with the loan covenants established in the Credit Facility.

Debenture Financing. On November 3, 2004, we entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with a purchaser ("Purchaser") whereby the Purchaser agreed to purchase debentures in the aggregate principal amount of up to $5,000,000 (the "Notes") (the "Debenture Financing"). In addition, the Company agreed to issue warrants to purchase in the aggregate up to 800,000 shares of the Company's common stock. The warrants had an initial exercise price of $1.50 and a term of five years. Interest accrues under the terms of the Notes at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the maturity date of the Notes, December 31, 2006. The Purchase Agreement provided that the Notes and warrants be issued in multiple closings prior to December 31, 2004, and that payments of principal and accrued interest under the Notes would be amortized and paid by the Company over a period of eight quarters in either cash or shares of the Company’s common stock, with the first amortization payment due March 31, 2005. The total number of shares of the Company’s common stock that could be used to make the required amortization payments under the terms of all outstanding Notes is 6,000,000. The first closing took place on November 26, 2004, and consisted of a $3,300,000 Note and warrants to purchase 528,000 shares of the Company's common stock. The remaining closings took place after December 31, 2004, with the second and third closings on March 21, 2005 and March 31, 2005, which consisted of Notes for $250,000 and $600,000, and warrants to purchase 40,000 and 96,000 of the Company's common stock, respectively. The fourth and fifth closings took place on May 2, 2005, and June 30, 2005, and consisted of Notes for $350,000 and $500,000, and warrants to purchase 56,000 and 80,000 of the Company's common stock, respectively.

On April 1, 2005, the first amortization payment date, the total principal and accrued interest due the Purchaser under the terms of the Notes on such date was $524,396, and was paid $200,000 in cash. The remaining $324,396 was paid in 627,676 shares of the Company’s common stock, and 40.799 shares of the Company’s Series F Preferred Stock, convertible into 815,980 shares of the Company’s common stock. The Company owed $719,473 in principal and accrued interest on June 30, 2005, the second amortization date. On that date, the Company issued 209.201 shares of the Company’s Series F Preferred Stock, convertible into 4,184,020 shares of common stock. As a result of this issuance, the Company owed the Purchaser $225,100 in principal and accrued but unpaid interest on the second amortization date, which amount the Purchaser agreed to add to the total amount owed the Purchaser under the terms of the Notes. As of September 30, 2005, the total principal and accrued interest due under the terms of the Notes is $4,153,649.

On November 10, the Company and the Purchaser exchanged all issued and outstanding Notes for and in consideration for the issuance to the Purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old Notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrues on such debt at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. Payments of principal and accrued interest under the Notes are amortized and paid by the Company over a period of eight quarters in either cash or shares of the Company’s common stock, with the first amortization payment due December 31, 2005.

In consideration for allowing borrowings under the Purchase Agreement after December 31, 2004, and for waiving, among other things, certain other conditions to additional draws under the Purchase Agreement, the Company lowered the exercise price of the warrants from $1.50 to $.0001 per share on November 10, 2005.

Convertible Notes. On September 27, 2005, the Company issued a Convertible Note to a purchaser in the principal amount of $100,000, payable on or before March 31, 2005. Interest accrues on the Convertible Note at an annual interest rate of 10%. Under the terms of the Convertible Note, the holder has the option to convert the outstanding balance due under the terms of the Convertible Note into shares of common stock of the Company at a price per share of $0.15 at any time the Convertible Note remains outstanding. In addition, the outstanding principal amount and all accrued but unpaid interest under the terms of the Convertible Note automatically convert into any shares issued in an equity or equity-based financing with gross proceeds of at least $2,500,000 (“Equity Financing”). For purposes of determining the number of equity securities to be received by the holder upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the Convertible Note as payment of the purchase price in the Equity Financing. As additional consideration for the loan evidenced by the Convertible Note, the holder was issued warrants for the issuance of 250,000 shares of common stock of the Company at an exercise price of $.20 per share.

Agilent Note. On November 30, 2004, Agilent Financial Services ("Agilent") entered into an agreement with us to restructure the $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; with the balance payable in sixteen monthly payments of $92,187 beginning January 1, 2005, up to and including April 1, 2006. In addition, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years. On March 31, 2005, the Company and Agilent entered into an agreement whereby one half of the remaining debt of $1,111,599 will be paid in equal payments over eighteen months beginning April 1, 2005, with the other half paid in the form of 555.799 shares of Series E Convertible Preferred Stock, convertible at any time at the option of the holder into common stock equal to the quotient obtained by dividing the liquidation preference amount of the shares to be converted by the conversion price. The Series E Preferred Stock was authorized and issued in the quarter ending June 30, 2005, and the Company recorded a gain on the conversion of $355,712.

4. BALANCE SHEET COMPONENTS

Inventory

Inventory consists of the following (in thousands of dollars, unaudited):

	September 30,	December 31,
	2005	2004
Raw materials	$43	$475
Work-in-process	102	299
Finished goods	75	3,948
	$220	$4,722

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):

	September 30,	December 31,
	2005	2004
Purchase commitment	$621	$278
Accrued warranty (a, b)	341	491
Accrued compensation and employee benefits	657	987
Value added tax payable	149	175
Customer advances	270	298
Accrued rent	6	308
Deferred revenue	1,714	112
Other	905	851
Balance at September 30, 2005	$4,663	$3,500

a) A summary of product warranty reserve activity for the nine-month period ended September 30, 2005 is as follows:

Balance at January 1, 2005	$491
Additions relating to products sold	238
Decreases in products under warranty	(297)
Payments	(91)
Balance at September 30, 2005	$341

b) A summary of product warranty reserve activity for the nine-month period ended September 30, 2004 is as follows:

Balance at January 1, 2004	$1,110
Additions relating to products sold	353
Payments	(532)
Balance at September 30, 2004	$931

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

6. STOCKHOLDERS' EQUITY

The authorized capital stock of Wave Wireless consists of 250 million shares of common stock, $0.0001 par value, and 2.0 million shares of preferred stock, $0.0001 par value, including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A") pursuant to the Stockholder Rights Agreement (see discussion below), 2,000 shares of Series E Preferred Convertible Preferred Stock (the "Series E Preferred Stock"), 250 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), and 10,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock"). Effective July 19, 2004, Wave Wireless effected a one for thirty reverse stock split. All numbers have been restated to reflect the stock split.

During the quarter ended September 30, 2005, the Company converted all its outstanding Series B Preferred Stock into common stock and all the Series C Preferred Stock into a specified number of Series G Preferred Stock and common stock or Warrants for common stock.

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

A summary of Series B Preferred Stock activity is as follows (in thousands):

	Shares	Amount
Balances as of December 31, 2004	108	$1,569

Preferred Stock accretions to accrete the fair value to the stated value		139
September 2005 Conversion into Common Stock	(108)	(1,708)
Balances as of September 30, 2005	—	$—

(a) The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equals to the fair value of the number of common shares into which the Series B Preferred Stock is convertible into using the trading market price on the date the Series B Preferred Stock was issued.

(b) The Company accreted its Series B Preferred Stock to redemption value through periodic charges to retained earnings.

(c) The Series B Preferred Stock was classified as a mezzanine security, outside of stockholders equity in the accompanying consolidated balance sheets due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.

As of September 30, 2005, all outstanding Series B Preferred Stock was converted into 381,914 shares of common stock.

SERIES C CONVERTIBLE PREFERRED STOCK AND WARRANTS

In October and December 2003, Wave Wireless issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 4.6 million shares of common stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of the Company's common stock equal to the stated value divided by $3.00. These shares of Series C Convertible Preferred Stock outstanding on June 30, 2005 are convertible into approximately 3,465 shares of common stock. Holders of Series C Convertible Preferred Stock are entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the first anniversary of their date of issuance and 8% per annum beginning on the second anniversary of their date of issuance. Dividends are payable semi-annually, either in cash or shares of Wave Wireless common stock.

Each share of Series C Convertible Preferred Stock is convertible into a number of shares of common stock equal to the stated value, plus any accrued and unpaid dividends, divided by an initial conversion price of $3.00. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The conversion price is also subject to adjustment in the event that Wave Wireless makes a dilutive issuance of common stock or other securities that are convertible into or exercisable for common stock at an effective per share purchase price that is less than the conversion price of the Series C Preferred Stock in effect at the time of the dilutive issuance. The holders of Series C Preferred Stock may convert their shares into shares of common stock at any time. However, no holder of Series C Preferred Stock may convert its shares into shares of common stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of Wave Wireless outstanding common stock. In the event a holder is prohibited from converting into common stock under this provision due to the 9.999% ownership limitation discussed above, the excess portion of the Series C shall remain outstanding, but shall cease to accrue a dividend.

Subject to limitations above, the Series C Convertible Preferred Stock is also mandatorily convertible at the option of Wave Wireless 180 days after the effective date of a registration statement covering the shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common stock closes at a bid price equal to or greater than $6.00; (ii) the continued effectiveness of the registration statement; (iii) all shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid. As of September 30, 2005, all shares of Series C Convertible Preferred Stock had been converted into approximately 6.4 million shares of common stock (exclusive of approximately 0.7 million shares of common stock issued for unpaid dividends), 5,258 shares of Series G Preferred Stock (exclusive of 268 shares of Series G Preferred Stock for unpaid dividends) (“Series C Exchange”), and approximately 4.1 million warrants at an exercise price of $.0001 per share (exclusive of warrants to purchase approximately 0.4 million shares of common stock at an exercise price of $.0001 per share for unpaid dividends). As of September 30, 2005, 3,933 shares of the Series C Warrants have been exercised.

The number of shares of common stock issuable upon exercise of the Series C-1 and Series C-2 Warrants are subject to adjustment for stock splits, stock dividends and similar transactions and for certain dilutive issuances.

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

If Wave Wireless completes a private equity or equity-linked financing (the "New Financing"), the Series C holders may exchange any outstanding Series C at 100% of face value for the securities issued in the New Financing. Such right shall be voided in the event the Company raises $5.0 million of additional equity capital at a price of not less than $3.60 per share.

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

The Series C Preferred Stock ranks senior to the common stock, the Series A Preferred Stock, the Series B Preferred Stock and ranks pari passu with the Series D Preferred Stock. The consent of the majority holders of the Series C Preferred Stock is required to create any securities that rank senior or pari passu to the Series C Preferred Stock. If Wave Wireless liquidates, dissolves or winds up, the holders of Series C Preferred Stock and Series D Preferred Stock are entitled to receive the stated value of their shares plus all accrued and unpaid dividends prior to any amounts being paid to the holders of Series B Preferred Stock and Wave Wireless common stock. In addition, the holders of Series C Preferred Stock are entitled to share ratably together with the holders of the Series D Preferred Stock, the Series B Convertible Preferred Stock and Wave Wireless common stock in all remaining assets after the satisfaction of all other liquidation preferences. If the assets and funds for distribution are insufficient to permit the holders of Series C.

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

The holders of Series C Preferred Stock are entitled to vote together with the holders of the Series D Preferred Stock and common stock, as a single class, on all matters submitted to a vote of Wave Wireless stockholders. The holders of the Series C Preferred Stock are entitled to a number of votes equal to the number of shares of Wave Wireless common stock that would be issued upon conversion of their shares of Series C Preferred Stock.

A summary of Series C Preferred Stock activities is as follows (in thousands):

	Shares	Amount
Balance as of December 31, 2004	6.07	$2,537

Preferred Stock accretions to accrete the fair value to the stated value		1,319

Redemption of Series C Preferred Stock for 6.4 million shares of common stock, warrants to acquire 4.1 million shares of common stock and 5,258 shares of Series G preferred stock	(6.07)	(3,856)
Balances as of September 30, 2005	—	$—

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

As of September 30, 2005, all outstanding Series C Preferred Stock were converted into approximately 6.4 million shares of common stock (exclusive of approximately 0.7 million shares of common stock issued for unpaid dividends), and 5,258 shares of Series G Preferred Stock (exclusive of 268 shares of Series G Preferred Stock for unpaid dividends) (“Series C Exchange”). In addition, due to certain limitations set forth in the Certificate of Designations for the Series C Preferred Stock, certain shareholders received warrants to purchase approximately 4.1 million shares of common stock at an exercise price of $0.001 per share (exclusive of warrants to purchase approximately 0.4 million shares of common stock at an exercise price of $.0001 per share for unpaid dividends), in lieu of shares of common stock otherwise required to be issued to such shareholders in connection with the Series C Exchange.

Beneficial conversion feature represents the excess of the aggregate fair value of the common stock, using the market price at around the Series C commitment date, that the preferred stockholders would receive at conversion over the proceeds received, and it is accreted over a five-year period.

SERIES D CONVERTIBLE PREFERRED STOCK

Wave Wireless has designated 2,000 shares of its preferred stock as Series D Convertible Preferred Stock. In December 2003, Wave Wireless issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2.0 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock is convertible into a number of shares of common stock equal to the stated value divided by an initial conversion price of $4.50. This conversion price is subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock may convert their shares into shares of common stock at any time. However, no holder of Series D Preferred Stock may convert its shares into shares of common stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of Wave Wireless outstanding common stock.

Holders of Series D Preferred Stock are entitled to share pro-rata, on an as-converted basis, in any dividends or other distributions that may be declared by the board of directors of Wave Wireless with respect to the common stock. If Wave Wireless liquidates, dissolves or winds up, the holders of Series D Preferred Stock and the holders of Series C Preferred Stock are entitled to receive the stated value of their respective shares plus all accrued and unpaid dividends, pari passu, and prior to any amounts being paid to the holders of Series B Preferred Stock and Wave Wireless common stock. In addition, the holders of Series D Preferred Stock are entitled to share ratably together with the holders of Series C Preferred Stock, Series B Preferred Stock and Wave Wireless common stock in all remaining assets after the satisfaction of all other liquidation preferences.

The holders of Series D Preferred Stock are entitled to certain rights and preferences with respect to the holders of Wave Wireless common stock. The holders of Series D Preferred Stock are entitled to vote together with the holders of Wave Wireless common stock and holders of Series C Preferred Stock, as a single class, on all matters submitted to a vote of Wave Wireless stockholders. The holders of Series D Preferred Stock are entitled to a number of votes equal to the number of shares of Wave Wireless common stock that would be issued upon conversion of their shares of Series D Preferred Stock.

Upon the occurrence of the following events, (each a "Redemptive Event"), the holders of Series D Preferred Stock may require the Company to purchase their shares of Series D Preferred Stock for cash:

o the Company fails to remove any restrictive legend from certificates representing shares of Wave Wireless common stock that are issued to holders who convert their shares of Series D Preferred Stock;

o the Company makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee;

o Any bankruptcy, insolvency, reorganization or other proceeding for the relief of debtors is instituted by or against Wave Wireless and is not dismissed within 60 days;

o the Company sells substantially all of its assets, merges or consolidates with any other entity or engages in a transaction that results in any person or entity acquiring more than 50% of Wave Wireless outstanding common stock on a fully diluted basis;

o the Company fails to pay when due any payment with respect to any of its indebtedness in excess of $250,000;

o the Company breaches any agreement for monies owed or owing in an amount in excess of $250,000 and the breach permits the other party to declare a default or otherwise accelerate the amounts due under that agreement; and

o the Company permits a default under any agreement to remain uncured and the default would or is likely to have a material adverse effect on the business, operations, properties or financial condition of Wave Wireless.

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

SERIES E CONVERTIBLE PREFERRED STOCK

Wave Wireless has designated 2,000 shares of its Preferred Stock as Series E Convertible Preferred Stock. In June 2005, Wave Wireless issued 923 shares of Series E Convertible Preferred Stock to redeem $555,000 in promissory notes and settle certain vendor payables totaling $367,000. These transactions were in connection with the Company's Restructuring Plan, and resulted in a net gain of $267,000 in the quarter ended June 30, 2005.

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

(c) As of September 30, 2005, outstanding Series E Preferred Stock are convertible into approximately 1,846,262 shares of common stock.

SERIES F CONVERTIBLE PREFERRED STOCK

Wave Wireless has designated 250 shares of its preferred stock as Series F Convertible Preferred Stock. In the three months ended June 30, 2005, Wave Wireless issued 250 shares of Series F Convertible Preferred Stock to make certain debenture amortization payments due March 31, 2005, and June 30, 2005. The Company recorded a loss of $228,000 in connection with these equity transactions in lieu of cash payment transactions.

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

(b) During the third quarter of 2005 41 shares of Series F Preferred Stock was converted into 815,980 shares of common stock. As of September 30, 2005, 209 shares of Series F Preferred Stock remain outstanding and are convertible into approximately 4.2 million shares of common stock.

SERIES G CONVERTIBLE PREFERRED STOCK

Wave Wireless has designated 10,000 shares of its Preferred Stock as Series G Convertible Preferred Stock, of which 6,526 shares were issued and outstanding as of September 30, 2005.

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

(a) The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the carrying value of the Series D and C Preferred Stock which was exchanged for the Series G Preferred Stock, less the fair value of the Warrant also received as part of the exchange transaction.

(b) As of September 30, 2005, all outstanding shares of Series G Preferred Stock are convertible into approximately 13.1million shares of common stock.

STOCKHOLDER RIGHTS AGREEMENT

On September 26, 1997, the Board of Directors of Wave Wireless adopted a Stockholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, Rights (the "Rights") were distributed as a dividend on each outstanding share of its common stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten years from the date of the Rights Agreement.

In general, the Rights will be exercisable only if a person or group acquires 15% or more of Wave Wireless common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of Wave Wireless common stock. In the case of the State of Wisconsin Investment Board, Firsthand Capital Management, Alpha Capital and Stone Street Limited Partnership the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, Wave Wireless is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of Wave Wireless common stock, the Board of Directors, in its sole discretion, may redeem the Rights for $0.003 per Right.

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

A summary of inventory reserve activities is as follows:

Inventory Reserve
Balance at January 1, 2005	$25,312
Additions charged to Statement of Operations	3,043
Deductions from reserves	(14,073)
Balance at September 30, 2005	$14,282

In April 2005, Wave Wireless announced a formal restructuring plan that will significantly reduce current spending and substantially reduce liabilities and operating and other costs (the "Restructuring Plan"). The Restructuring Plan was necessitated in order to curtail the substantial operating losses incurred by Wave Wireless and management's assessment that substantial operating losses would continue absent a plan to restructure the business, and substantially reduce its cost structure. In addition, absent such a plan, Wave Wireless would likely be unable to attract financing on reasonable terms, if at all.

The Restructuring Plan includes the divestiture of certain unprofitable product lines, which includes certain of our licensed point-to-point microwave products. Wave Wireless will, however, continue the sale of its unlicensed radio products, and certain of its licensed radio products, including refurbished licensed products in connection with our repair and maintenance business. As part of The Restructuring Plan, we reduced our work force from approximately 130 full and part-time employees to approximately 60 employees. The anticipated cost of the Restructuring Plan is approximately $5.6 million and includes severance and related liabilities, costs associated with the cancellation of purchase order commitments, the write-down of certain inventory, and the loss anticipated from the divestiture of the Wave Wireless engineering operation in Italy. As of the end of the third quarter of 2005, the Restructuring Plan was substantially completed.

A summary of restructuring costs is as follows:

Restructuring Costs
Severance	$524
Purchase commitment charge	905
Impairment charge on P-Com Italia	826
Licensed product inventory charge	2,987
Florida building lease cancellation	310
Other	45
Balance at September 30, 2005	$5,597

8. SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

	Three months ended Sept 30		Nine months ended Sept 30
	2005	2004	2005	2004
North America	$495	$834	$969	$1,897
United Kingdom	978	1,190	3,616	4,691
Europe	80	1,181	967	3,596
Asia	94	388	554	1,431
Latin America	718	1,836	1,664	6,341
Other regions	568	714	1,921	1,941
	$2,933	$6,143	$9,691	$19,897

During the nine-month period ended September 30, 2005 and 2004, four customers accounted for a total of 62% and 67% of our total sales, respectively.

9. NET LOSS

The Company's reported net loss includes the currency translation adjustment associated with our foreign operations. Net loss attributable to common stockholders was $3.9 million and $4.1 million for the three months ended September 30, 2005 and 2004, respectively. Net loss attributable to common stockholders was $15.4 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively.

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

On September 16, 2005, the Company was served with a Complaint filed by Lakewood Ranch Properties, Inc. (the "Landlord") for failure to pay one month's rent due under the terms of a Sublease Agreement dated January 3, 2005, by and between the Landlord and the Company (the "Sublease"), in the amount of $26,771.43. The Complaint seeks eviction of the Company from its facility in Sarasota, Florida, and damages in the amount of $28,110.00. Landlord also alleges that the Company is liable under the Sublease for accelerated future monthly rent through September 30, 2016.

On October 17, 2005, the Company and Lakewood Ranch Properties, LLC, entered into a Termination Agreement, as amended by the Addendum to Termination Agreement, dated October 21, 2005, pursuant to which the parties have agreed to terminate the Lease Agreement by and between the Company and Lakewood Ranch for and in consideration for the payment to Lakewood Ranch of $10,000 in attorney's fees, and $300,000 payable $25,000 on or before October 31, 2005, $150,000 on or before November 15, 2005, and $125,000 on or before December 31, 2005. Any late payments under the terms of the Termination Agreement are subject to a 5% penalty and interest in the amount of 10% annually. In the event the required payments are made, Lakewood Ranch has agreed to dismiss a Complaint filed by Lakewood Ranch against the Company seeking damages in the amount of $3,533,828.70.

As of November 14, 2005, the Company has not made any payments under the Termination Agreement, and intends to seek financing to make the required payments. No assurances can be given that the Company will be able to obtain the necessary financing to make the required payments.

11. GOODWILL

Goodwill represents the excess of the purchase price over the fair values of net assets acquired in connection with the Wave Wireless acquisition. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment annually. This impairment test is calculated at the reporting unit level, which, for Wave Wireless, is at the enterprise level. The annual goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of Wave Wireless, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that the management of Wave Wireless determines that the value of goodwill has become impaired using this or other approaches, Wave Wireless will record a charge for the amount of the impairment. No impairment of goodwill resulted from this measurement approach immediately following the Wave Wireless acquisition, or to date. Wave Wireless will perform this test annually, on the first day to the fourth quarter of each year. As the effects of the Company's restructuring discussed in Note 1 become clearer in the fourth quarter of 2005, it is possible that goodwill impairment charges could result at that time.

12. SUBSEQUENT EVENTS

On October 27, 2005, the Company issued a Convertible Note to a purchaser in the principal amount of $250,000, payable on or before March 31, 2006. Interest accrues on the Convertible Note at an annual interest rate of 10%. Under the terms of the Convertible Note, the holder has the option to convert the outstanding balance due under the terms of the Convertible Note into shares of common stock of the Company at a price per share of $0.15 at any time the Convertible Note remains outstanding. In addition, the outstanding principal amount and all accrued but unpaid interest under the terms of the Convertible Note automatically convert into any shares issued in an equity or equity-based financing with gross proceeds of at least $2,500,000 (“Equity Financing”). For purposes of determining the number of equity securities to be received by the holder upon such conversion, the holder shall be deemed to have tendered 120% of the outstanding balance of the Convertible Note as payment of the purchase price in the Equity Financing. As additional consideration for the loan evidenced by the Convertible Note, the holder was issued warrants for the issuance of 575,000 shares of common stock of the Company at an exercise price of $.20 per share.

On November 10, 2005, the Company and the Purchaser of Notes issued under the Debenture Agreement exchanged all issued and outstanding Notes for and in consideration for the issuance to the Purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old Notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrues on such debt at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. Payments of principal and accrued interest under the New Note is amortized and paid by the Company over a period of eight quarters in either cash or shares of the Company’s common stock, with the first amortization payment due December 31, 2005.

In consideration for allowing borrowings under the Purchase Agreement after December 31, 2004, and for waiving, among other things, certain other conditions to additional draws under the Purchase Agreement, the Company lowered the exercise price of the warrants from $1.50 to $.0001 per share on November 10, 2005.

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

On April 28, 2005, we announced a restructuring plan that resulted in a significant reduction in spending, and substantially reduced operating and other costs (the "Restructuring Plan"). The Restructuring Plan was caused by the substantial operating losses incurred by Wave Wireless, and management's assessment that substantial operating losses would continue in the short term absent a plan to restructure the business, and substantially reduce its cost structure. In addition, absent such a plan, Wave Wireless would likely be unable to attract financing on reasonable terms, if at all.

The Restructuring Plan included the divestiture of certain unprofitable product lines, which includes certain of our licensed point-to-point microwave products. We will, however, continue the sale of our unlicensed radio products, and certain of our licensed radio products, including refurbished licensed products in connection with our repair and maintenance business ("RMA Business"). The Restructuring Plan also included a reduction in work force from approximately 130 full and part-time employees to approximately 60 employees worldwide by the end of the third quarter 2005. The Restructuring Plan is substantially complete as of the end of the third quarter 2005.

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

INVENTORY. Inventory is stated at the lower of cost or market, cost being determined on a first-in, first-out basis. We assess our inventory carrying value and reduce it if necessary, to its net realizable value based on customer orders on hand, and internal demand forecasts using management's best estimate given the information currently available. Our customers' demand is highly unpredictable, and can fluctuate significantly, caused by factors beyond the control of the Company. Our inventories include parts and components that are specialized in nature or subject to rapid technological obsolescence. We maintain an allowance for inventories for potentially excess and obsolete inventories and gross inventory levels that are carried at costs that are higher than their market values. If we determine that market conditions are less favorable that those projected by management, such as an unanticipated decline in demand not meeting our expectations, additional inventory write-downs may be required.

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

IMPAIRMENTS OF GOODWILL. Goodwill resulting from the purchase of the assets of SPEEDCOM Wireless Corporation (“SPEEDCOM”) will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for Wave Wireless is at the enterprise level. The annual goodwill impairment test has two steps. The first, identifies potential impairments by comparing the fair value of the Company, as determined using its trading market prices, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that management of Wave Wireless determines that the value of goodwill has become impaired using this or other approaches, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill resulted from this measurement approach has occurred since the SPEEDCOM acquisition. The Company performs this test annually, on the first day of the fourth fiscal quarter of each year. As the effects of the Company's restructuring become clearer in the fourth quarter of 2005, it is possible that goodwill impairment charges could result at that time.

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

At September 30, 2005 and 2004, approximately 77% and 79%, respectively, of trade accounts receivable represent amounts due from four and five customers, respectively.

RESULTS OF OPERATIONS

SALES. For the three months ended September 30, 2005, sales were approximately $2.9 million as compared to $6.1 million in the comparable period in the prior year. For the nine months ended September 30, 2005, sales were approximately $9.7 million, compared to $19.9 million for the comparable period in the prior year. The significant decrease in revenue as compared to the comparable periods last year is attributable to substantially lower revenue in certain licensed product lines and lower than anticipated refurbished licensed product revenue associated with our RMA Business. The lower revenue attributable to our licensed product lines principally reflects the exiting of an unprofitable product line contemplated in our Restructuring Plan. Because of the significant decline in sales attributable to our licensed product lines, a substantial portion of our product sales continue to come from our RMA Business, which generated approximately $1.4 million of our sales in the third quarter of 2005, and $5.1 million for the nine months ended September 30, 2005, but were down from the $2.5 million recorded in the third quarter in 2004, and $8.6 million for the nine months ended September 30, 2004.

The decrease in sales attributable to our RMA Business in the three and nine month period ending September 30, 2005 is principally caused by lower sales volume attributable to the loss of a single customer in Europe, as well as by the decommissioning of certain of our licensed radio products from another customer's network. Management anticipates that, as our customers' networks age, and the cost to replace these networks decrease, our customers may similarly elect to decommission our licensed radio products installed in their networks. In addition, competition from other repair and maintenance service providers may negatively affect sales attributable to our RMA Business. The Company recently entered into an agreement with one of its customers to secure the sale of refurbished licensed radio products to this customer through March 2006, and management is currently negotiating similar agreements with many of its other customers. Nevertheless, it is anticipated that our RMA Business will decline over time. Management currently anticipates that the expected decline in our RMA Business over time will be offset by increases in new product sales attributable to our unlicensed product lines.

Sales of our unlicensed product lines during three month period ending September 30, 2005 were $0.8 million as compared to $1.1 million in the comparable period in the prior year. The decrease is principally the result of the loss of sales in the current quarter attributable to certain end-of-life unlicensed product lines, which contributed $297,000 in the quarter ending September 30, 2005 compared to $474,000 in the comparable period in the prior year. It is currently anticipated that sales attributable to our unlicensed product line will grow in subsequent quarters as demand for its SPEEDLAN product family increases.

During the three months ended September 30, 2005, approximately 33% of our sales were to the United Kingdom market, 17% in North America, 3% from Europe, 3% from Asia, 25% from Latin America and 19% of our sales were in other countries. During the comparable period in 2004, we generated 19% of our sales to the United Kingdom market, 14% from North America, 19% from Europe, 6% from Asia, 30% from Latin America and 12% of our sales in other countries.

For the nine months ended September 30, 2005, North America contributed 10% of our sales, 37% of our sales were from the United Kingdom, with 10% of our sales from Europe, while 6% of our sales originated from Asia, 17% of our sales were from Latin America and 20% from other regions. During the comparable period in 2004, 9% of our sales were from North America, 24% of our sales were from the United Kingdom, 18% of our sales were from Europe, 7% of our sales were from Asia, 32% of our sales were from Latin America, and 10% of our sales were generated from other regions.

As a result of the Restructuring Plan, management has divested certain unprofitable product lines, and therefore sales levels for the quarter and full year ending December 31, 2005 will not reach the levels achieved in the comparable periods in 2004. These product lines contributed approximately $1.0 million in revenue in the current quarter, and $3.3 million in revenue during the first nine months of 2005. Our sales in subsequent periods will be substantially dependent on sales of our unlicensed products, which contributed $0.8 million in revenue in the quarter ended September 30, 2005, as well as sales attributable to our RMA Business, which will decline over time.

GROSS PROFIT (LOSS). Gross profit for the three months ended September 30, 2005 and 2004, was $1.4 and $1.2 million, respectively, or 47% and 19% of sales in each of the respective quarters. The higher gross margin during the three months ended September 30, 2005 was principally attributable to non-recurring adjustment items and management's focus on the sale of higher margin product lines during the quarter compared to the same period in 2004. The non-recurring adjustment items consisted of a favorable accrued inventory liability adjustment of $243,000, shipments of inventory on terminated purchase orders which reduced our accrued cancellation cost by $116,000, and a reduction in inventory reserves of $182,000 due to the sale of licensed products that were previously reserved.

Gross profit for the nine months ended September 30, 2005 and 2004 was $2.7 million and $4.9 million, respectively, or 27% and 25% of sales in each of the respective periods. The higher gross margin during the nine months ended September 30, 2005 was principally attributable to non-recurring adjustment items consisting of a favorable accrued inventory liability adjustment of $243,000, shipments of inventory on terminated purchase orders which reduced our accrued cancellation cost by $116,000 and a reduction in inventory reserves of $182,000 due to sales of licensed products which were previously reserved. Absent these favorable non-recurring adjustments, gross margin would have been lower during this period compared to the same period in 2004 due to the significantly lower sales volumes. Sales in connection with our RMA Business were lower during this period compared to the same period in 2004, which typically results in higher gross margins, as well as lower sales volumes in other licensed product lines. The significantly lower sales volume during the nine months ended September 30, 2005 resulted in a substantial amount of unabsorbed overhead relative to the comparable period in 2004.

RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2005 and 2004, research and development ("R&D") expenses were approximately $495,000 and $1.3 million, respectively. As a percentage of sales, research and development expenses were 17% for the three months ended September 30, 2005 and 21% for the same period in 2004. For the nine months ended September 30, 2005 and 2004, R&D expenses were approximately $2.5 million and $3.8 million, respectively. As a percentage of sales, research and development expenses were 25% for the nine months ended September 30, 2005, compared to 19% for the nine months ended September 30, 2004. The decrease in R&D expenses is principally the result of headcount reductions and other related expense reductions caused by the implementation of the Restructuring Plan, and the resulting focus on unlicensed product development.

SELLING AND MARKETING. For the three months ended September 30, 2005 and 2004, sales and marketing expenses were approximately $564,000 and $2.0 million, respectively. The substantial decrease in sales and marketing expenses in the quarter ended June 30, 2005 is due to headcount reductions and other related expense reductions, and lower commissions in light of decreased sales. For the nine months ended September 30, 2005 and 2004, sales and marketing expenses were approximately $2.7 million and $5.2 million, respectively. As a percentage of sales, selling and marketing expenses were 19% for the three months ended September 30, 2005, compared to 33% for the three months ended September 30, 2004. As a percentage of sales, selling and marketing expenses were 27% for the nine months ended September 30, 2005, and 26% for the comparable period in 2004.

GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 2005 and 2004, general and administrative expenses were approximately $658,000 and $1.1 million, respectively. As a percentage of sales, general and administrative expenses were 22% for the three months ended September 30, 2005, compared to 18% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, general and administrative expenses were approximately $2.5 million and $3.4 million, respectively. As a percentage of sales, general and administrative expenses were 26% for the nine months ended September 30, 2005, compared to 17% for the nine months ended September 30, 2004. The decrease in general and administrative expenses in the first nine months of 2005 as compared to the comparable period in 2004 is principally attributable to a realization of savings from cost reduction efforts caused by implementation of the Restructuring Plan, including reduced consulting and legal expenses, and facilities consolidation.

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

In April 2005, Wave Wireless announced the adoption of the Restructuring Plan that significantly curtailed current spending, and substantially reduced liabilities and operating and other costs. The Restructuring Plan included the divestiture of certain unprofitable product lines, workforce reductions, write-down of certain inventory, and a loss associated with the divestiture of the Company's research and development operations in Italy. A restructuring charge of nearly $5.4 million was taken as of March 31, 2005, to cover the costs associated with the Restructuring Plan.

At September 30, 2005, we recorded $310,000 in restructuring expense resulting from the termination of the Sublease Agreement, dated January 3, 2005, between the Company and Lakewood Ranch Properties, Inc. (“Sublease”). The Termination Agreement, dated October 17, 2005, is intended to result in the dismissal of a Complaint filed September 16, 2005 by Lakewood Ranch Properties for the failure to pay one month's rent due under the terms of the Sublease, in the amount of $26,771.43. Lakewood Ranch Properties also alleged that we were liable under the Sublease for accelerated future monthly rent through September 30, 2016.

Under the terms of the Termination Agreement, the parties have agreed to terminate the Sublease for and in consideration for the payment to Lakewood Ranch Properties of $10,000 in attorney's fees, and $300,000 payable $25,000 on or before October 31, 2005, $150,000 on or before November 15, 2005, and $125,000 on or before December 31, 2005. The Company has not made any payments under the Termination Agreement, and intends to seek financing to make the required payments. No assurances can be given that the Company will be able to obtain the necessary financing to make the required payments.

INTEREST EXPENSE. For the three months ended September 30, 2005 and 2004, interest expense was $201,000 and $142,000, respectively. Interest expense for the third quarter of 2005 was primarily for interest paid on short-term bank borrowings and interest on debentures and promissory notes. As a result of the Company's dependence on the Credit Facility to meet its working capital needs, as well as the issuance of the Notes and Convertible Notes, interest expense is anticipated to increase in subsequent periods relative to the levels incurred in the three months ended September 30, 2005.

OTHER INCOME OR EXPENSE, NET. For the three-month period ended September 30, 2005, other expense, net, totaled $430,000 compared to expense of $10,000 for the comparable three-month period in 2004. The expense in the three-month period ended September 30, 2005, was due to a the write-off of $150,000 for our non-collectible German VAT receivable, $136,000 for our Florida building lease deposit and $135,000 in construction in process related to certain discontinued product lines.

For the nine-month period ended September 30, 2005, other expense, net, totaled $397,000 compared to other income of $8.3 million for the same period in 2004. The other income in 2004 was due to a $7.5 million gain on a settlement of a deferred contract obligation and a $1.0 million gain on settlements with various vendors

PROVISION (BENEFIT) FOR INCOME TAXES. We have not recorded the tax benefit of our net operating losses since the criteria for recognition has not been achieved. The net operating losses will be available to offset future taxable income, subject to certain limitations and expirations.

LIQUIDITY AND CAPITAL RESOURCES

CASH USED IN OPERATIONS. During the nine month period ended September 30, 2005, we used approximately $5.4 million of cash in operating activities, primarily due to our net loss of $11.6 million, increases in accounts receivable of $0.4 million, increases in inventory of $0.6 million (excluding the restructuring write-down), and reductions in accounts payable of $1.1 million, offset by a non-cash restructuring charge of $5.6 million, lower other asset values of $0.8 million, and higher other accrued liabilities of $1.5 million and depreciation expense of $0.5 million.

During the nine month period ended September 30, 2004, the Company used approximately $6.7 million of cash in operating activities, primarily to fund operating losses.

CASH FROM INVESTING ACTIVITIES. During the nine-month period ended September 30, 2005, we generated approximately $0.4 million in investing activities. We received $0.5 million from the sale of fixed assets offset by $0.1 million from the acquisition of other property and equipment and increases in restricted cash.

During the nine-month period ended September 30, 2004, we generated approximately $0.6 million of cash in investing activities, principally due to the sale of property in Italy for $0.8 million which was offset by the acquisition of other property and equipment.

CASH FROM FINANCING ACTIVITIES. During the nine month period ended September 30, 2005, we received approximately $2.9 million of cash from financing activities, primarily from $1.9 million in advances under the Credit Facility, $1.5 million in Note proceeds from the Debenture Financing, and $0.1 million from the issuance of Convertible Notes, offset by $0.6 million in repayments related to outstanding Notes.

During the nine-month period ended September 30, 2004, the Company generated cash of $3.6 million from financing activities, principally due to the receipt of $2.6 million resulting from the exercise of certain warrants in connection with a special warrant offering, advances of $1.5 million from the Bank under the Credit Facility, and $0.1 million from the sale of certain common stock of SPEEDCOM held by the Company, offset by $0.6 million in payments related to capital lease obligations.

CURRENT LIQUIDITY. As of September 30, 2005, our principal sources of liquidity consisted of borrowings under the Convertible Notes, borrowing availability under the Credit Facility, and approximately $166,000 of cash and cash equivalents, compared to approximately $2.3 million in cash and cash equivalents at December 31, 2004. Available borrowings under the Credit Facility at September 30, 2005 were approximately $50,000, compared to $1.8 million at December 31, 2004. As of September 30, 2005, we were in compliance with the minimum tangible net worth covenant established in the Credit Facility. The Company is currently dependent on the issuance of additional Convertible Notes and available borrowings under the Credit Facility to satisfy its immediate liquidity needs, as described below.

At September 30, 2005, our total liabilities were approximately $13.5 million, compared to $11.8 million at December 31, 2004. Our current assets of $4.7 million and our current liabilities of $12.0 million at September 30, 2005, resulted in negative working capital of approximately $7.3 million, compared to working capital of $1.3 million at December 31, 2004.

The Company's plan of restructuring announced in April 2005 ("Restructuring Plan") is intended to eliminate the Company's dependence on external sources of financing. While the Restructuring Plan has resulted in a substantial reduction in operating losses, and cash used in operations, the Company currently remains dependent on external sources of financing to continue operations. As a result, the Company has issued Convertible Notes to address its immediate liquidity needs, and intends to issue additional Convertible Notes to meet its working capital requirements through the remainder of 2005. It is currently anticipated that the Convertible Notes will convert into an equity-based financing that the Company intends to consummate prior to the end of the quarter ending March 31, 2006 (“Equity Financing”). The Company intends to use the proceeds from the Equity Financing to settle certain commitments of the Company, and provide for the Company’s long-term working capital needs.

In addition to issuing Convertible Notes, the Company intends to meet its working capital requirements by (i) accessing available borrowings under the Credit Facility, (ii) further reducing operating and other costs under the Restructuring Plan, and (iii) focusing sales on higher margin products. As of November 14, no amounts were owed the Bank under the Credit Facility, and the Company had approximately $200,000 in available borrowing capacity.

The Company currently does not have any commitments from third parties to acquire additional Convertible Notes. There can be no assurance that the Company will be successful in issuing additional Convertible Notes or that the Company will be able to consummate an Equity Financing on acceptable terms, if at all. Management is also evaluating merger, acquisition and other strategic opportunities that would substantially improve its competitive position, increase sales, and accelerate profitability. If management is unsuccessful in its plans to issue additional Convertible Notes or raise additional capital in the immediate term, or otherwise improve its liquidity position, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

COMMITMENTS AND OFF BALANCE SHEET INSTRUMENTS. Rent expense under operating leases totaled approximately $951,000 for the nine months ended September 30, 2005. The Company expects to incur rent expense of approximately $116,000 during the fourth quarter of 2005, which amount the Company anticipates continuing through each quarter of 2006. These payments exclude certain rent obligations under the Company’s Lease Agreement by and between the Company and Lakewood Ranch Properties, LLC, which obligations the Company has agreed to satisfy for and in consideration for the payment to Lakewood Ranch of $10,000 in attorney's fees, and $300,000 payable $25,000 on or before October 31, 2005, $150,000 on or before November 15, 2005, and $125,000 on or before December 31, 2005. The Company intends to seek financing to make the required payments due Lakewood Ranch Properties. No assurances can be given that the Company will be able to obtain the necessary financing to make the required payments.

The Company has future non-cancelable lease payments under operating leases of approximately $438,414 in 2006, and $537,114 in 2007.

During the first and second quarter of 2005, the Company entered into several payment plan agreements with vendors and creditors requiring the Company to pay off balances past due, or amounts agreed to between the Company and such vendors or creditors under settlement agreements. At September 30, 2005, the total amount remaining to be paid under those agreements totaled approximately $751,000, of which, approximately $361,000 is remaining for one creditor which will be paid over 12 equal monthly installments, and $305,000 to a vendor which was obligated to be paid over 9 equal monthly installments. The Company failed to make the required payment to this vendor on October 1, 2005, and is negotiating a revised payment plan taking into consideration the Company’s current liquidity. These amounts are reflected as other accrued liabilities on the Company's balance sheet.

The Company also entered into a Settlement Agreement and Release (“Settlement Agreement”) on September 15, 2004 with Seimans Aktiengesellchaft ("Siemens") with respect to certain claims between Siemens and the Company arising under a Joint Development and License Agreement and Original Equipment Manufacturer Agreement entered into between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay Siemens $500,000, of which it paid $100,000 on October 1, 2004. The Company was obligated to pay an additional $100,000 upon the earlier of the receipt of financing by the Company equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005. The Company did not make the December 31, 2004 $100,000 payment but did make the first two monthly payments of $25,000 each in January and February 2005. The Company has made no other payments to Siemens. The amount due Siemens as of September 30, 2005, $350,000, is reflected as a short-term liability on the Company's balance sheet. In the event of a default, all amounts due Siemens are immediately payable and interest is accrued at 7%. See "Current Liquidity" above for a discussion of management's plan to satisfy the Company's requirements with respect to these commitments and to provide cash to finance projected operations.

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

CERTAIN RISK FACTORS AFFECTING WAVE WIRELESS

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

RISKS RELATED TO WAVE WIRELESS’ FINANCIAL CONDITION AND OPERATIONS

WE NEED ADDITIONAL FINANCING.

Our core business product sales are still significantly below levels necessary to achieve positive cash flow. From inception to December 31, 2004, our aggregate net loss is approximately $368.0 million. Our cash position has declined to $166,000 at September 30, 2005. We had negative working capital of $7.3 million as of September 30, 2005. As of November 14, 2005, we have issued $350,000 in Convertible Notes due March 31, 2006. To continue as a going concern, we will be required to immediately secure additional debt or equity capital. To address our liquidity requirements, we are aggressively reducing expenses in connection with the implementation of our Restructuring Plan. We also need to issue additional Convertible Notes to ensure our working capital needs through the end of 2005. The Company currently does not have any commitments from third parties to acquire additional Convertible Notes. No assurances can be given that we will be successful in our Restructuring Plan, or in our attempts to issue additional Convertible Notes or otherwise raise additional debt or equity financing.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING WILL AFFECT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In the event we are unable to raise additional debt or equity financing, or otherwise improve our liquidity position, we will not be able to continue as a going concern. Our future capital requirements will depend upon many factors, including the success of our Restructuring Plan, the continuation of our RMA Business, development costs of new products and related software, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. Our history of substantial operating losses could also severely limit our ability to raise additional financing.

WE MAY NOT BE ABLE TO REPAY OUR EXISTING DEBT AND ANY REPAYMENT OF OUR DEBT WITH SHARES OR BY RAISING ADDITIONAL FUNDS MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

At September 30, 2005, we owed, including accrued but unpaid interest, an aggregate amount of $4,153,649 to SDS Capital Group SPC, Ltd ("SDS"). Interest accrues on such debt at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2006. We may make the principal and interest payments under our Debenture Facility in either shares of our common stock, cash or a combination of both. In addition, given the recent price for our common stock, if we make the required amortization payments on the Debenture Financing using our common stock, or raise additional funds by issuing equity securities, additional significant dilution to our stockholders will result.

In addition, we owe approximately $350,000 under the terms of certain Convertible Notes, and it is currently anticipated that the Company will issue additional Convertible Notes to satisfy its working capital needs. Interest and accrued interest under the terms of the Convertible Notes mature on March 31, 2006, in the event such Convertible Notes are not previously converted into shares of common stock in connection with an Equity Financing, or otherwise. The Company may not be able to make the required payments to the holders of the Convertible Notes, or successfully close an Equity Financing. In the event the Company is not able to close an Equity Financing, and the holders of the Convertible Notes do not otherwise convert the Convertible Notes into shares of the Company’s common stock, the Company will be unable to repay principal and accrued interest under the Convertible Notes.

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

AS A RESULT OF THE RESTRUCTURING PLAN, OUR REVENUE WILL DECREASE SUBSTANTIALLY.

As a result of the Restructuring Plan, our revenue has decreased substantially. While we believe that a consequence of the Restructuring Plan will be to ultimately return the Company to profitability, no assurances can be given that we will achieve the objectives of the Restructuring Plan, or that sales of our remaining product lines will sufficiently increase to allow us to achieve positive cash flow from operations. Until sales levels in our remaining product lines sufficiently increase, our business, financial condition and results of operations will continue to be adversely affected.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF OUR SALES. THE LOSS OF OR REDUCTION IN SALES TO ANY OF OUR CUSTOMERS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

For the nine months ended September 30, 2005, sales to our top four customers accounted for 62% of total sales. We expect that a limited number of customers will continue to account for a significant portion of our sales for the foreseeable future. The loss of, or diminution in sales to, any one of these customers would have an immediate and material adverse effect on our sales. If we are unsuccessful in obtaining significant new customers or if one of our top customers or several small customers cancel or delay their orders for our products, then our business and prospects could be harmed which may cause the price of our common stock to decline. Our customer concentration also results in concentration of credit risk. As of September 30, 2005, four customers accounted for 77% of our total accounts receivable balances. If any one of these customers is unable to fulfill its payment obligations to us, our revenue could decline significantly.

AS A RESULT OF THE RESTRUCTURING PLAN, WE ARE SUBSTANTIALLY DEPENDENT ON OUR RMA BUSINESS, AND A REDUCTION IN SALES ATTRIBUTABLE TO OUR RMA BUSINESS WILL MATERIALLY HARM OUR RESULTS OF OPERATIONS.

For the year ended December 31, 2004, and for the nine months ended September 30, 2005, sales of refurbished licensed products in connection with our RMA Business was $11.2 million and $5.1 million, or 46% and 53% of total sales, respectively. As a percentage of total sales and total sales of licensed products, sales of refurbished licensed products will substantially increase in 2005 relative to 2004 as a result of the substantial decrease in sales of new licensed products anticipated in 2005 as a result of the Restructuring Plan. Total sales of refurbished licensed products in connection with our RMA Business will decline over time as our customers determine to replace existing radios with new product, rather than send them to us for continued repair and maintenance. In addition, our customers may elect to source refurbished licensed products from third parties rather than us, as was the case in the quarter ended September 30, 2005, when one of our customers elected to use a third party other than the Company for its repair and maintenance needs. No assurances can be given that we will not lose additional customers in the future, or that customers will not elect to purchase new licensed products from third parties rather than send them to us for repair and maintenance. In the event of a further reduction in the sale of refurbished licensed products, our results of operations will be materially harmed.

OUR OPERATING RESULTS IN THE PAST ARE NOT ANTICIPATED TO REFLECT OUR OPERATING RESULTS IN THE FUTURE, WHICH MAKES OUR RESULTS OF OPERATIONS DIFFICULT TO PREDICT.

As a result of Restructuring Plan, our future operating results will vary significantly from our past operating results. Factors that will significantly affect our operating results include the following:

o the divesture of certain licensed product lines, that in the year ended December 31, 2004, and nine months ended September 30, 2005, contributed approximately $8.1 million and $2.5 million in revenue to Wave Wireless, respectively;

o the increased reliance on our RMA Business, that in the year ended December 31, 2004, and nine months ended September 30, 2005, contributed approximately $11.2 million and $5.1 million in revenue to Wave Wireless, respectively, and the risk that sales attributable to the RMA Business will decline over time; and

o the increased reliance on the sale of unlicensed radio products, that in the year ended December 31, 2004, and nine months ended September 30, 2005, contributed approximately $5.1 million and $2.1 million in revenue to Wave Wireless, respectively.

WAVE WIRELESS FACES SUBSTANTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

We face intense competition worldwide from a number of leading telecommunications equipment and technology suppliers. These companies offer a variety of competitive products and services. These companies include Alvarion, Nortel, Proxim, Tropos Networks, Motorola, Trango Systems, Belair Networks, Firetide and Tranzeo Wireless Technologies. Many of these companies have greater financial resources and production, marketing, manufacturing, engineering and other capabilities than us. We face actual and potential competition not only from these established companies, but also from start-up companies that are developing and marketing new commercial products and services.

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

WE DO NOT HAVE THE CUSTOMER BASE OR OTHER RESOURCES OF MORE ESTABLISHED COMPANIES, WHICH MAKES IT DIFFICULT FOR US TO ADDRESS THE LIQUIDITY AND OTHER CHALLENGES THAT WE FACE.

We have not developed a large installed base of our wireless mesh routers or the kind of close relationships with a broad base of customers of a type enjoyed by larger, more developed companies, which would provide a base of financial performance from which to launch strategic initiatives and withstand business reversals. In addition, we have not built up the level of capital often enjoyed by more established companies, so we face serious challenges in financing our continued operations. We may not be able to successfully address these risks.

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

Our future operating results depend upon the continued growth and increased availability and acceptance of our products in the U.S. and internationally. The volume and variety of wireless telecommunications products or the markets for and acceptance of our products may not continue to grow as expected. The growth of these products may also fail to create anticipated demand for our products. Predicting which segments of these markets will develop and at what rate these markets will grow is difficult.

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

WE FACE RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS.

Approximately 89% and 90% of our sales in the year ended December 31, 2004 and the nine-months ended September 30, 2005 were made to customers located outside of the United States and a larger portion of our revenues is denominated in foreign currencies. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. For example, a decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for us if we have Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for us on Euro or British pounds sterling denominated sales as our functional currency is in United States dollars. For international sales that we would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could adversely affect our financial condition. Historically, we have not engaged in exchange rate-hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

GOVERNMENTAL REGULATIONS AFFECTING MARKETS IN WHICH WE COMPETE COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

Radio communications are extensively regulated by the United States and foreign governments as well as by international treaties. Wave Wireless systems must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Historically, in many developed countries, the limited availability of radio frequency spectrum has inhibited the growth of wireless telecommunications networks. Each country's regulatory process differs. To operate in a jurisdiction, Wave Wireless must obtain regulatory approval for its systems and comply with differing regulations.

Regulatory bodies worldwide continue to adopt new standards for wireless telecommunications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installment of communications systems by Wave Wireless customers and Wave Wireless. The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in the suspension or cessation of operations. Those regulations or changes in interpretation could require Wave Wireless to modify its products and services and incur substantial costs in order to comply with the regulations and changes.

In addition, Wave Wireless is also affected by domestic and international authorities' regulation of the allocation and auction of the radio frequency spectra. Equipment to support new systems and services can be marketed only if permitted by governmental regulations and if suitable frequency allocations are auctioned to service providers. Establishing new regulations and obtaining frequency allocation at auction is a complex and lengthy process. If PCS operators and others are delayed in deploying new systems and services, Wave Wireless could experience delays in orders. Similarly, failure by regulatory authorities to allocate suitable frequency spectrum could have a material adverse effect on Wave Wireless results. In addition, delays in the radio frequency spectra auction process in the United States could delay Wave Wireless’ ability to develop and market equipment to support new services. Wave Wireless operates in a regulatory environment subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact Wave Wireless operations by restricting its development efforts and those of its customers, making current systems obsolete or increasing competition. Any such regulatory changes, including changes in the allocation of available spectra, could have a material adverse effect on Wave Wireless’ business, financial condition and results of operations. Wave Wireless may also find it necessary or advisable to modify its systems and services to operate in compliance with these regulations. These modifications could be expensive and time-consuming.

WE MAY ENTER INTO AGREEMENTS TO MERGE OR CONSOLIDATE WITH OTHER COMPANIES, AND WE MAY INCUR SIGNIFICANT COSTS IN THE PROCESS, WHETHER OR NOT THESE TRANSACTIONS ARE COMPLETED.

Wave Wireless is currently evaluating options to consolidate, seek a strategic partner or engage in some other corporate transaction intended to increase stockholder value, any of which could be material to our business, operating results and financial condition. Corporate transactions, including mergers and acquisitions, are risky, are subject to a lengthy process to close and could divert management's time and focus from operating our business. Wave Wireless may not be able to close any strategic transaction on the timetable it anticipates, if at all. If Wave Wireless is unable to complete a corporate transaction, Wave Wireless will incur significant non-recoverable expenses that may have a material adverse effect on Wave Wireless’ financial position. If a transaction is completed, it could result in unanticipated operating difficulties and expense and the anticipated benefits of the transaction may not materialize.

OUR BUSINESS AND GROWTH MAY SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL WHO ARE IN HIGH DEMAND.

We depend on the continued contributions of our senior management and other key personnel, including Daniel W. Rumsey, our Acting Chief Executive Officer, and Don Meiners, the Company's President. The loss of the services of either of these executives, or any of our key personnel could harm our business. We do not maintain key person life insurance policies on any of our executive officers. Competition for senior management in our industry is intense and we may not be able to retain our senior management or attract and retain new personnel in the future. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and marketing personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

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

IF WE FAIL TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES, WE COULD LOSE CUSTOMERS AND OUR SALES MAY DECLINE.

The telecommunications equipment industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products and services embodying new technologies, such as WiMAX, and the emergence of new industry standards and practices can render our existing products and services obsolete and unmarketable. Our future success will depend on our ability to internally develop, source or license leading technologies to enhance our existing products and services, to develop new products and services that address the changing demands of our customers, and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. Because of our current financial condition, we may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of new products and services. Any new products, services or enhancement that we develop will need to meet the requirements of our current and prospective customers and may not achieve significant market acceptance.

RISK RELATING TO CAPITAL MARKETS AND WAVE WIRELESS COMMON STOCK

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

FUTURE SALES OF OUR CONVERTIBLE SECURITIES IN THE PUBLIC MARKET COULD LOWER WAVE WIRELESS’ STOCK PRICE AND ADVERSELY AFFECT ITS ABILITY TO RAISE ADDITIONAL CAPITAL IN SUBSEQUENT FINANCINGS.

As of September 30, 2005, we had issued and outstanding warrants, convertible preferred stock and employee stock options, convertible into 34,364,425 shares of our common stock. In the event of conversion or exercise of any of these convertible securities, future sales of Wave Wireless common stock or the perception that future sales will occur could have a significant negative effect on the market price of Wave Wireless common stock. If the market price of Wave Wireless common stock continues to decrease, Wave Wireless may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have international sales and facilities and are, therefore, subject to foreign currency rate exposure. Historically, our international sales have been denominated in British pounds sterling, Euro and U.S. dollars. The functional currencies of our wholly owned foreign subsidiaries are the local currencies. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses are included in the results of operations. Based on our overall currency rate exposure at September 30, 2005, a near-term 10% appreciation or depreciation of the U.S. dollar would have an insignificant effect on our financial position, results of operations and cash flows over the next fiscal year. We do not use derivative financial instruments for speculative or trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended September 30, 2005, the Company's management, including its chief restructuring officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief restructuring officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On September 16, 2005, the Company was served with a Complaint filed by Lakewood Ranch Properties, Inc. (the "Landlord") for failure to pay one month's rent due under the terms of a Sublease Agreement dated January 3, 2005, by and between the Landlord and the Company (the "Sublease"), in the amount of $26,771.43. The Complaint seeks eviction of the Registrant from its facility in Sarasota, Florida, and damages in the amount of $28,110.00. Landlord also alleges that Registrant is liable under the Sublease for accelerated future monthly rent through September 30, 2016. The total amount of the Complaint filed was $3,533,828.70. On October 17, 2005, both parties entered into a Lease Termination Agreement and Lakewood Ranch has agreed to dismiss the Complaint filed in the amount of $3,533,828.70, after payments totaling $310,000 are made. The schedule of payments to be made by the Company to Lakewood Ranch are $10,000 in attorney's fees and $300,000, payable $25,000 on or before October 31, 2005, $150,000 on or before November 15, 2005, and $125,000 on or before December 31, 2005. The Company has not made any payments under the Termination Agreement, and intends to seek financing to make the required payments. No assurances can be given that the Registrant will be able to obtain the necessary financing to make the required payments.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

At its Annual Meeting of Stockholders held on August 12, 2005, the Company’s shareholders approved an amendment to its Certificate of Incorporation to effect recapitalization of the Company’s Series C Preferred Stock. Under the terms of the recapitalization each outstanding share of the Company’s Series C Preferred Stock, with a stated value of $1,750 per share, was automatically converted into: (i) seven-eighths (7/8ths) of a share of its Series G Preferred Stock, with a stated value of $1,000 per share; and (ii) 1,750 shares of its common stock (the "Recapitalization"). In addition, the Company issued one-half (1/2) of a share of its Series G Preferred Stock and 2,000 shares of its common stock for every $1,000 of accrued and unpaid dividends on its Series C Preferred Stock (the "Dividend Shares").

On August 10, 2005, the Company entered into an Exchange Agreement with certain holders of its Series C Preferred Stock (the "Holders"), in order to allow such Holders to participate in the Recapitalization without violating the provision set forth in the Certificate of Designations for the Series C Preferred Stock preventing such Holders from beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 9.9% of all of the Company’s common stock outstanding at such time. Pursuant to the Exchange Agreement, the Holders received seven-eighths (7/8ths) of a share of its Series G Preferred Stock, with a stated value of $1,000 per share and, in lieu of receiving common stock, the Holders received warrants to purchase a total of 4,496,932 shares of common stock at an exercise price of $0.001 per share (collectively, the "Exchange Warrants").

On September 27, 2005, we issued a warrant for 250,000 shares of common stock at an exercise price of $0.20 per share to CGA Resources, LLC (“Bridge Warrants”). The Bridge Warrants were issued in connection with a $100,000 Senior Convertible Promissory Note issued to the investor (“Convertible Note”), which Convertible Note requires the payment of interest at a rate of 10% annually. The Convertible Note matures on March 31, 2006. At the option of the holder, the outstanding balance may be converted into common stock at the price of $0.15 per share at any time the note remains outstanding.

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

No underwriters were involved in the foregoing transactions. The securities issued in connection with the Recapitalization were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as the securities issued in connection with the Recapitalization were exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The Bridge Warrants, Note Warrants, Exchange Warrants and Dividend Shares were issued in private transactions, in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, because each offering was a non-public offering to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Shareholders was held on August 12, 2005. The results of the voting were as follows:

Proposal 1.	The election of two directors to our Board of Directors, each to serve for a term of three years (or for a term of one year if Proposal 5 below is approved) or until his successor is elected and qualified.

Nominee:	Votes For	Votes Withheld
Frederick R. Fromm	11,287,070	87,084
R. Craig Roos	11,277,996	96,158

Proposal 2.	Ratifying the appointment of Aidman, Piser & Company as our independent auditors for the fiscal year ending December 31, 2005.

For	Against	Abstain	Broker Non Votes
11,283,543	23,652	66,959	0

Proposal 3.	The approval of an amendment to our certificate of incorporation to increase our authorized common stock from 35,000,000 shares to 250,000,000 shares.

For	Against	Abstain	Broker Non Votes
6,952,694	470,038	16,626	3,934,796

Proposal 4.	The approval of an amendment to our certificate of incorporation to effect a recapitalization whereby each outstanding share of our Series C Preferred Stock will be automatically converted into a specified number of shares of our Series G Preferred Stock and common stock.

For	Against	Abstain	Broker Non Votes
7,097,351	183,980	158,027	3,934,796

Proposal 5.	The approval of an amendment to our certificate of incorporation to eliminate the provision that divides our Board of Directors into three classes.
For	Against	Abstain	Broker Non Votes
11,254,935	88,614	30,605	0

Proposal 6.	The approval of an amendment to our certificate of incorporation to change our corporate name from "P-Com, Inc." to "Wave Wireless Corporation."

For	Against	Abstain	Broker Non Votes
11,259,258	54,893	60,003	0

Proposal 7.	Granting our management the discretionary authority to adjourn the Annual Meeting to a date or dates not later than August 31, 2005 if necessary to enable our Board of Directors to solicit additional proxies in favor of any of the proposals listed above.

For	Against	Abstain	Broker Non Votes
11,161,785	186,320	26,049	0

ITEM 5. OTHER INFORMATION.

See Notes 3 and 12 to Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1(1) Certificate of Amendment of Restated Certificate of Incorporation of Wave Wireless Corporation filed with the Delaware Secretary of State on August 12, 2005.

3.2(2) Certificate of Amendment of Restated Certificate of Incorporation of Wave Wireless Corporation filed with the Delaware Secretary of State on August 12, 2005.

3.3(3) Certificate Eliminating Reference to Shares of Series B and Series C Preferred Stock from the Certificate of Incorporation of Wave Wireless Corporation filed with the Delaware Secretary of State on August 31, 2005.

10.1(4) Promissory Note, dated June 30, 2005, issued by Wave Wireless Corporation, in the principal amount of $500,000.

10.2(5) Warrant, dated June 30, 2005, by and between Wave Wireless Corporation and Holder.

10.3(6) Warrant, dated June 30, 2005, by and between Wave Wireless Corporation and Holder.

10.4(7) Letter Agreement between Wave Wireless Corporation and Daniel W. Rumsey, dated July 13, 2005.

10.5(8) Termination Agreement between Wave Wireless Corporation and Lakewood Ranch Properties, LLC, dated October 17, 2005.

10.6(9) Addendum to Termination Agreement between Wave Wireless Corporation and Lakewood Ranch Properties, dated October 21, 2005.

10.7(10) Promissory Note due December 31, 2007, of Wave Wireless Corporation, in the principal amount of $4,153,649.72.

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

(1) Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2005.

(2) Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2005.

(3) Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 1, 2005.

(4) Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2005.

(5) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2005.

(6) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 5, 2005.

(7) Incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 14, 2005.

(8) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2005.

(9) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 21, 2005.

(10) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2005.

(b) Reports on Form 8-K

On July 5, 2005, we filed a Form 8-K to announce the issuance of a $500,000 note and a warrant agreement for warrant to purchase 80,000 shares of the Company’s common stock at an initial purchase price of $1.50 per share and a term of five years with SDS Capital Group SPC, LTD under the Note and Warrant Purchase Agreement that the Registrant entered into on November 3, 2004

On July 14, 2005, we filed a Form 8-K to announcing the letter agreement with its Chief Restructuring Officer and Director, Daniel W. Rumsey to amend the Severance Agreement, dated April 1, 2003, entered into by the Company and Mr. Rumsey. Under the terms of the Letter Agreement, Mr. Rumsey’s annual salary is reduced from $240,000 to $190,000 ("Interim Salary").

On July 19, 2005, we filed a Form 8-K to announce significant progress in our restructuring initiative and corporate name change.

On August 16, 2005, we filed a Form 8-K to announce the results of operations for the quarter ended June 30, 2005 and shareholder approval of the Company’s name change and capital restructuring.

On August 22, 2005, we filed a Form 8-K to announce the company’s name change to Wave Wireless Corporation and stock symbol change to WVWC.

On September 1, 2005, we filed a Form 8-K to announce the filing of the certificate of eliminating for shares of Series B and Series C Preferred Stock from the certificate of incorporation with the Secretary of State of the State of Delaware, which became effective upon such date.

On September 21, 2005, we filed a Form 8-K to announce on September 17, 2005, we amended the Loan and Security Agreement with Silicon Valley Bank, dated September 20, 2002. The Amendment temporarily increases the Company's permitted borrowing capacity by $200,000 for the period commencing on September 17, 2005 and ending on October 16, 2005. Furthermore, the Loan Amendment temporarily decreases the requirements for the Company's tangible net worth base amount. We also amended the Amended and Restated Warrant, dated May 1, 2003, to purchase 300,000 shares of the Company's common stock (the "SVB Warrants"). The Loan Amendment modifies the exercise price for the SVB Warrants to a price per share equal to the sum of (i) the 5-consecutive-day average closing price, relative to one share of the common stock of the Company, plus (ii) $0.05.

On September 22, 2005, we filed a Form 8-K to announce we were served with a Complaint filed by Lakewood Ranch Properties, LLC (the "Landlord") for failure to pay one month's rent due under the terms of a Sublease Agreement dated January 3, 2005.

On October 21, 2005, we filed a Form 8-K to announce that we had entered into a Termination Agreement, dated October 17, 2005, as amended by the Addendum to Termination Agreement, dated October 21, 2005, pursuant to which the parties have agreed to terminate the Lease Agreement by and between the Company and the Landlord.

On November 10, 2005, we filed a Form 8-K to announce that SDS Capital Group SPC, Ltd. ("Purchaser") exchanged all issued and outstanding promissory notes previously issued by the Company and held by Purchaser ("Old Notes") for and in consideration for the issuance to the Purchaser of a new promissory note, in the principal amount of $4,153,649 (the "New Note"), which amount represented unpaid principal and accrued interest due under the terms of the Old Notes as of the date of the New Note, October 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE WIRELESS CORPORATION

Date: November 14, 2005	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Acting Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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