Form 10KSB
period 2005-12-31
WAVE WIRELESS CORP
filed 2006-03-24
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 0-25356

WAVE WIRELESS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0289371
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

1996 LUNDY AVENUE, SAN JOSE, CALIFORNIA 95131
(408) 943-4200
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b)of the Act:

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Wave Wireless was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES ☐ NO ☒

State issuer’s revenue with it most recent fiscal year, $11,807,000.

Indicate by check mark whether Wave Wireless is an accelerated filer as defined in the Exchange Act Rule 12b-2. YES  ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of Wave Wireless as of March 1, 2006 was approximately $2,695,402 million.

On March 1, 2006, approximately 22,461,684 shares of Wave Wireless’ Common Stock, $0.0001 par value, were outstanding.

- i -

PART I

The following information contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements are characterized by words such as "plan," "expect," "believe," "intend," "would", "will" and similar words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Risk Factors Affecting Wave Wireless," and elsewhere in this Annual Report on Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

Summary

Wave Wireless develops, manufactures and distributes next generation wireless mesh routers for the telecommunications, security and surveillance and public safety markets. Wave Wireless’ mesh, point-to-point and point-to-multipoint broadband wireless access systems combine high performance, versatility and AES encryption to deliver a broad range of powerful applications and turnkey solutions ideally suited for internet service providers, educational institutions, corporate enterprises and government agencies. Wave Wireless’ wireless access systems are sold globally through its own sales force, as well as through strategic partners, distributors, systems integrators, and value added resellers. Wave Wireless also is focused on supporting its global customer base in connection with its repair and maintenance business (“RMA Business”).

Wave Wireless originally acquired the Wave Wireless networking product line (“SPEEDLAN”) from SPEEDCOM Wireless Corporation in December 2003 as a means to complement its legacy business focused on licensed wireless backhaul products, and to gain entry into the rapidly growing market for enterprise-class license-exempt wireless solutions. In April 2005, Wave Wireless announced a formal restructuring plan designed to dramatically reduce costs, refocus its strategic direction, and ultimately achieve profitability (“Restructuring Plan”). Key elements of the Restructuring Plan involved both (i) divesting Wave Wireless’ legacy product lines for the licensed market that were expected to result in continued substantial operating losses, and (ii) refocusing Wave Wireless’ product strategy around its SPEEDLAN product line and the market for robust license-exempt and licensed public safety band wireless applications. Wave Wireless will also continue to provide repair and maintenance support services in connection with its RMA Business to its installed base of legacy products for the licensed wireless backhaul market.

In connection with the Restructuring Plan, Wave Wireless changed its corporate name from “P-Com, Inc.” to “Wave Wireless Corporation”, and effected a re-capitalization whereby all outstanding shares of its Series C Preferred Stock were automatically converted into shares of its Series G Preferred Stock and common stock. Both the name change and the re-capitalization were approved at Wave Wireless’ 2005 Annual Meeting of Stockholders, which was held on August 12, 2005.

On November 16, 2005, Wave Wireless announced its intent to merge with WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger is a strategic fit that brings together complementary business lines, engineering, sales and marketing compatibilities and innovative technology. The combination of Wave Wireless’ SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution® non-line-of-sight, fixed and mobile wireless 900 MHz products will provide customers with a wide range of line-of-sight fixed and non-line-of-sight products and services, and positions the combined company as a worldwide provider of robust wireless broadband applications and solutions. A definitive Agreement and Plan of Merger was executed on January 3, 2006. The WaveRider Merger was approved by WaveRider stockholders, at a special meeting of stockholders of WaveRider held on March 20, 2006. Assuming the satisfaction of other conditions to closing, WaveRider will merge with a wholly owned subsidiary of Wave Wireless, with WaveRider surviving the merger, and becoming a wholly owned subsidiary of Wave Wireless. Following the WaveRider Merger, former security holders of WaveRider will own approximately 50% of the outstanding shares of Wave Wireless common stock on a fully diluted basis.

In order to provide for its immediate working capital needs prior to, and after the proposed WaveRider Merger, Wave Wireless will be required to obtain additional financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Wave Wireless, a Delaware corporation, was formed in 1991, and its executive offices are located at 1996 Lundy Avenue, San Jose, California 95131, and its telephone number is (408) 943-4200.

Products & Services

Wave Wireless currently develops, manufactures and markets licensed exempt, next generation wireless mesh routers and other licensed and unlicensed point-to-point, spread spectrum and point-to-multipoint radio systems to carriers, systems integrators and value added resellers. Wave Wireless also provides repair, maintenance and other services to its licensed and other customers worldwide. Wave Wireless’ systems enable Internet service providers, enterprises and governmental organizations to deliver high-speed video, data, and voice transmissions across a broad range of applications, including public safety and surveillance. Cellular and personal communications service providers have employed Wave Wireless’ point-to-point systems to transmit data between remote tower sites and switching centers. Network service providers and Internet service providers are able, through the deployment of Wave Wireless’ equipment and systems, to respond to the demands for high-speed wireless access services, such as Internet access associated with business-to-business and e-commerce business processes. Systems integrators have utilized Wave Wireless’ products for various security and surveillance applications, including fixed and mobile video surveillance for public safety organizations, such as the Chicago Police Department.

Wired networks often fall short of supplying cost effective, reliable “last mile” connectivity to the end user. To overcome such limitations in a quick and efficient manner, wireless solutions are increasingly being adopted and integrated with wired solutions. Furthermore, in many parts of the world, telecommunications services are inadequate, unreliable or non-existent due to the lack of existing wired infrastructure. Additionally, many such countries have privatized the state-owned telecommunications monopoly and opened their markets to competitive network service providers. Competitive service providers in such markets often find deployment of wireless broadband the quickest, most economical and scalable means of providing reliable, modern telecommunications services.

Wave Wireless’ current strategy is to be a leading worldwide supplier of high-performance license-exempt wireless access equipment in point to point, point to multipoint and self-healing mesh topologies. Wave Wireless principal focus is on the enterprise and government markets, by offering advanced encryption, multi-band, wireless networking solutions, serving both license-exempt users, and licensed users accessing the 4.9 GHz public safety band.

License Exempt Products. Wave Wireless intends to focus on the large growth opportunity in the license exempt and licensed public safety band markets, as it believes its leading edge SPEEDLAN family of products is uniquely positioned to capture market share. The current SPEEDLAN product line enables service providers, enterprises and government agencies to deliver high-speed data, voice and video connectivity enabling a broad range of applications. The SPEEDLAN product line, which currently consists of the SPEEDLAN 9100 and 9200 series, are high performance wireless mesh routers that provide wireless connectivity for local area networks utilizing mesh, point-to-point and point-to-multipoint topologies. Introduced in 2002, SPEEDLAN 9100 was the very first mesh product to market. The mesh topology creates networks that use multi-hop connections to transmit IP packets between the initiation and termination points. The ability to use different paths between any two points, based on the detected conditions, allows path redundancy and, in essence, a self-healing wireless network.

•
SPEEDLAN 9100. The SPEEDLAN 9100 series of broadband wireless routers offers flexibility in meeting the challenges of designing, building, and managing today’s fixed wireless networks. By allowing the user to choose between star, mesh, or a point-to-point deployment, the SPEEDLAN 9100 provides a platform that can grow and easily be re-deployed as the customers needs change. The SPEEDLAN 9100 utilizes 802.11 standards to communicate at 11 Mbps per second in the 2.4 GHz band.

•
SPEEDLAN 9200. The SPEEDLAN 9200, released in September 2004, combines high performance, a broad feature set and multiple operating frequencies to provide a flexible, scalable and robust solution. The SPEEDLAN 9200 is designed for outdoor environments such as outdoor wireless LANs, metropolitan wireless infrastructures, or security and surveillance solutions. Based on a self-healing mesh network architecture, the 9200 provides 54 Mbs throughput at either 2.4 GHz, 5.8 GHz or 4.9 GHz and supports the latest 802.11a/g-based standards and remote access by laptop and PDA users. The 9200 utilizes OFDM non-line-of-sight technology and provides for secure network performance through 128-bit AES encryption technology. These features make the 9200 ideally suited for the current and emerging IP-based applications, and particularly attractive for video applications.

•
SPEEDLAN 9300 (Under Development). The SPEEDLAN 9300, currently under development, is a higher capacity, scalable unit, featuring several internal radio modules based on state-of-the-art 802.11x technology. The product can be configured as a node in a multiple-radio channel mesh backbone and/or a combination of mesh node plus standard access points, thus providing the flexibility needed to address challenging customer network requirements in difficult environments. This multiple radio feature, a new improved mesh protocol, and the use of a powerful network processor with hardware acceleration engines that can perform packet classification, bring the SPEEDLAN 9300 to a new level of performance.

The SPEEDLAN 9100, 9200 and 9300 series are all outdoor units designed for the most severe environmental conditions. Target markets for the SPEEDLAN family of products include security, surveillance, wireless ISPs and other private networks for a myriad of IP-based applications.

Repair and Maintenance Business. As a result of the Restructuring Plan, a substantial portion of Wave Wireless’ revenue is derived from the sale of refurbished radios in connection with its RMA Business. The RMA Business results from the repair and maintenance of a single legacy product line, Tel-Link, which was the first product introduced by Wave Wireless in 1992. The Tel-Link radio was very successful, shipping over 150,000 radios during the life of the product line. While these radios have proved to be very reliable over the years, they often require repair due to standard wear and tear and degradation of performance. Because Wave Wireless maintains a buffer stock of repaired, fully tested refurbished Tel-Link radios, it is uniquely positioned to provide unmatched service to its network customers.

Wave Wireless’ RMA customers consist of operators of large networks, as well as a number of smaller network operators and system integrators geographically dispersed throughout the world, Wave Wireless’ top three RMA customers accounted for approximately 78% of all revenue attributable to the RMA Business during the fiscal year ended December 31, 2005, and we lost one of our top three RMA customers during 2005 which accounts for 19% of all revenue attributable to the RMA Business during the year. It is currently anticipated that our RMA Business will decline over time as our customers replace existing Tel-Link radios with new radios rather then send them back to Wave Wireless for repair and maintenance.

Most failed radios are shipped to Wave Wireless’ intake facility in Reddich, England, which Wave Wireless maintains to satisfy the requirements of many of its European customers. All indoor units (“IDUs”) are sent to Wave Wireless’ facility in San Jose, California, while all outdoor units (“ODUs”) are sent to Tortona, Italy, where they are refurbished under a Repair Service Agreement with Nuove Officine Radio Tortona s.r.l. The Repair Service Agreement expires in June 2007. Refurbished ODUs and IDUs are then returned to the Reddich facility for shipment back to the customers.

Sales Channels and Wave Wireless’ Customers

Wave Wireless’ sales and marketing efforts are directed from its corporate offices in San Jose, California. In the United States, Wave Wireless maintains sales support through offices located in Florida, California, Washington D.C. and Oregon. Outside the United States, Wave Wireless maintains sales operations and customer support facilities in the United Kingdom that serves the European market, Singapore for the Asian market, and Mexico for the Latin American market. Internationally, Wave Wireless uses a variety of sales channels, including system integrators, original equipment manufacturers, dealers, and local agents with full service local capabilities, ranging from marketing and sales, to systems design, installation, and maintenance. Wave Wireless also sells directly to select customers, while avoiding conflict with its authorized local distribution channels. Wave Wireless has established agent relationships in numerous other countries in the Asia/Pacific region, the Middle East, Latin America, and Europe, and continues to add to its growing network of resellers and agents.

Typically, Wave Wireless’ sales process commences with the solicitation of bids by prospective customers. If selected to proceed further, Wave Wireless may provide systems for incorporation into system trials, or Wave Wireless may proceed directly to contract negotiations. Wave Wireless can not record revenue until system trials are successfully completed, and Wave Wireless then negotiates a contract with the customer to set technical and commercial terms of sale. These terms of sale govern the purchase orders issued by the customer as the network is deployed and/or enhanced.

Due to the complexity of Wave Wireless’ radio systems, a high level of technical sophistication is required on the part of its sales and marketing personnel. In addition, Wave Wireless believes that post-sale customer service programs are fundamental to customer satisfaction and the potential for follow-on business. New customers are provided engineering assistance for installation of the initial units as well as varying degrees of field training depending upon the customer’s technical aptitude. Wave Wireless’ customer service efforts are supplemented by its system providers.

For the years ended December 31, 2005 and 2004, Wave Wireless’ significant customers, and their respective percent contribution to its sales are as follows:

Customer	2005	2004
Orange Personal Communications System (OPCS)	27%	13%
Vodafone (Mannesmann)	5%	15%
Aces	10%	1%
T-Mobile	10%	12%
TelCel	12%	25%
Total	64%	66%

During 2005, sales to OPCS and TelCel accounted for 27% and 12% of Wave Wireless’ total sales, respectively. Sales to TelCel have substantially decreased due to management’s decision to discontinue sales of its licensed radio systems in connection with the Restructuring Plan. Sales to a relatively small number of customers, particularly in connection with its RMA Business, will continue to account for a high percentage of its sales in the foreseeable future. Although the composition of Wave Wireless’ largest customer group may vary from period to period, the loss of a significant customer or a major reduction in orders by any significant customer, through reductions due to market, economic or competitive conditions in the telecommunications industry, may adversely affect Wave Wireless’ business, financial condition, and results of operations. Wave Wireless’ ability to maintain or increase its sales in the future will depend, in part, upon its ability to maintain its RMA Business, to obtain orders from new customers, as well as the financial condition and success of its customers, and the economy in general.

Research and Development

As part of the Restructuring Plan, Wave Wireless divested its interest in P-Com Italia, which manufactured certain product components for Wave Wireless, and provided it with select research and development services. Wave Wireless ceased further development of new licensed spectrum products but plans to continue research and development on its license exempt products from its San Jose, California facility. Wave Wireless expects to continue to invest in research and development to maintain superior features for the SPEEDLAN family of products. Wave Wireless invested approximately $3.0 million and $5.0 million in 2005 and 2004, respectively, in total research and development efforts, including amortization and depreciation. As a result of the Restructuring Plan announced in April 2005, Wave Wireless anticipates investing approximately $600,000 per quarter in research and development efforts, focused principally on the SPEEDLAN product line.

Wave Wireless’ research and development efforts can be classified into two distinct efforts: (1) increasing the functionality of its point-to-point, point-to-multipoint and mesh radio systems through a) the development of additional frequencies and product capacities, and b) the enhancement of its network management system software offering, and (2) integrating new functionality to extend the reach of its products into customer networks, such as access technology which allows the customer to manage telecommunications services on-site and integrate voice, data, video and facsimile in one offering. Wave Wireless also intends to develop additional SPEEDLAN products with smaller size, greater functionality and greater ease of use for new markets, including developing a line of next generation fixed wireless broadband products based on the 802.11a/g and/or 802.16 standards.

Competition

The worldwide wireless communications market is extremely competitive. Wave Wireless’ wireless radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. Wave Wireless has experienced competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and services, including Alvarion, Nortel, Proxim, Tropos Networks, Motorola, Trango Systems, Belair Networks, Firetide and Tranzeo Wireless Technologies. Many of these companies have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than Wave Wireless.

In addition, numerous start-ups continue to enter the marketplace with competing products. The principal elements of competition in Wave Wireless’ market, and the basis upon which customers typically select the Wave Wireless’ systems, include price, performance, software functionality, ability to meet quick delivery requirements, and customer service and support capabilities. Wave Wireless expects its competitors to continue to improve the performance and lower the price of their current products and to introduce new products or new technologies that provide added functionality and other features. New product introductions and enhancements by Wave Wireless’ competitors has caused a significant decline in its sales or loss of market acceptance of its systems, and in certain cases, has made its systems or technologies obsolete or noncompetitive. Wave Wireless has experienced significant price competition and expects price competition to intensify as a result of new entrants into the market. This has adversely affected Wave Wireless’ business, financial condition and results of operations. Wave Wireless believes that its ability to continue to compete successfully is based on factors both within and outside of its control. Timing of new product line introductions, performance characteristics of Wave Wireless’ equipment and the ability of its customers to be successful all play key roles. In order to remain competitive, Wave Wireless will be required to continue to expend significant resources on new product development, cost reduction and enhancements.

Government Regulation

Radio telecommunications are subject to extensive regulation by the United States and foreign governmental agencies and international treaties. Wave Wireless’ products must conform to a variety of domestic and international requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. Each country has a different regulatory process. Historically, in many developed countries, the limited availability of frequency spectra has inhibited growth of wireless telecommunications networks.

In order for Wave Wireless to operate within a specific country’s jurisdiction, it must obtain regulatory approval for its systems and comply with different regulations in each jurisdiction. Regulatory bodies worldwide continue to adopt new standards for wireless telecommunications products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems, which in turn may have prevented or delayed the recognition of the sale of Wave Wireless’ systems.

The failure to comply with current or future regulations or changes in the interpretation of existing regulations could result in suspension or cessation of operations in that particular jurisdiction. These regulations and changes could require Wave Wireless to modify its products and incur substantial costs and delays to comply with these time-consuming regulations and changes. In addition, Wave Wireless is also affected by the regulation, allocation and auction of radio frequency spectrum by domestic and international authorities. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. If personal communications service operators and others are delayed in deploying their systems, Wave Wireless could experience delays in orders for Wave Wireless’ products. Failure by the regulatory authorities to allocate suitable frequency spectrum could adversely affect its business, financial condition and results of operations.

The regulatory environment in which Wave Wireless operates is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact its operations by restricting the development efforts of its customers, making current systems obsolete or increasing the opportunity for additional competition. Any of these regulatory changes, including changes in the allocation of available spectrum, could adversely affect Wave Wireless’ business and results of operations. Wave Wireless might modify its systems in order to operate in compliance with applicable regulations. These modifications could be costly and time consuming to implement.

Intellectual Property

Wave Wireless generally owns its intellectual property, except for its existing patents, which were sold to a third party in November 2005. In connection with this sale, Wave Wireless retained a non-exclusive, perpetual, royalty free right and license to use the patents in connection with its millimeter wave radio licensed products.

Wave Wireless relies on its ability to obtain and enforce its intellectual property rights, including copyrights on its proprietary software. Wave Wireless generally enters into confidentiality and nondisclosure agreements with service providers, customers and others, and limits access to and distribution of its proprietary technology. Wave Wireless also enters into software license agreements with its customers and others. However, these measures may not provide adequate protection for Wave Wireless’ trade secrets and other proprietary information. Disputes over the ownership of Wave Wireless’ intellectual property rights may still arise and its trade secrets and proprietary technology may otherwise become known or be independently developed by competitors. Any patent Wave Wireless licenses may be invalidated, circumvented or challenged, the rights granted thereunder may not provide competitive advantages or any of its future patent applications may not be issued with the scope of the claims sought, if at all. Furthermore, others may develop similar products or software, duplicate Wave Wireless’ products or software, or third parties may assert intellectual property infringement claims against it. In addition, foreign intellectual property laws may not adequately protect Wave Wireless’ intellectual property rights abroad. Failure to protect Wave Wireless’ proprietary rights could adversely affect its business, financial condition, and results of operations.

Litigation may be necessary to enforce Wave Wireless’ intellectual property rights, to protect its trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources and could adversely affect Wave Wireless’ business, financial condition and results of operations regardless of the outcome of the litigation. Infringement, invalidity, right to use or ownership claims by third parties or claims for indemnification resulting from infringement claims may be asserted in the future and these assertions may adversely affect Wave Wireless’ business, financial condition, and results of operations. If any claims or actions are asserted against Wave Wireless, it may seek to obtain a license under a third party’s intellectual property rights. However, a license may not be available under reasonable terms or at all. In addition, if Wave Wireless decides to litigate these claims, the litigation could be extremely expensive and time consuming and could adversely affect Wave Wireless’ business, financial condition and results of operations, regardless of the outcome of the litigation.

Employees

As of December 31, 2005, Wave Wireless employed a total of 47 employees, including 18 in Operations, seven in Research and Development, 15 in Sales and Marketing and seven in Administration. Of Wave Wireless’ total employees, two were part-time employees. Wave Wireless believes that future success will depend in large part on its ability to attract and retain highly skilled employees. No employees are represented by a labor union, and Wave Wireless has not experienced any work stoppages.

ITEM 2.  DESCRIPTION OF PROPERTIES

		Square
Location of Leased Facility	Functions	Footage	Date Lease Expires

Headquarters, San Jose, CA	Administration/Customer
	Support/Sales/Engineering;
	Manufacturing	19,219	June 30, 2010

Redditch, England	Warehouse/Operations	6,700	September 28, 2009

Sarasota, FL	Sales/Customer Support	1,200	July 31, 2006

Wave Wireless does not own any real property.

ITEM 3.  LEGAL PROCEEDINGS

On June 20, 2003, Agilent Financial Services, Inc. ("Agilent") filed a complaint against Wave Wireless for Breach of Lease, Claim and Delivery and Account Stated, in Superior Court of the State of California, County of Santa Clara. The amount claimed is approximately $2.5 million, and represents accelerated amounts due under the terms of capitalized equipment leases of Wave Wireless. On June 27, 2003, the parties filed a Stipulation for Entry of Judgment and Proposed Order of Dismissal of Action With Prejudice. Under the terms of the Stipulation, Wave Wireless paid Agilent $50,000 on July 15, 2003 and $100,000 on September 1, 2003, and paid $50,000 per month though November 2004. On November 30, 2004, Agilent entered into an agreement with us to restructure the $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; and paid monthly payments of $92,187 though March 2005. Also, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years. On March 31, 2005, Wave Wireless and Agilent entered into a further agreement whereby one half of the remaining debt of $1,111,599 would be paid in equal payments over 18 months beginning April 1, 2005, with the other half being paid in the form of senior preferred stock convertible at any time at the option of the holder into common stock at a price of $.50 per share. As a result of the Stipulation, judgment under the Complaint will not be entered unless and until Wave Wireless defaults under the terms of the Stipulation, as amended to reflect the agreements described above. In the event Wave Wireless satisfies each of its payment obligations under the terms of the Stipulation, the Complaint will be dismissed, with prejudice.

In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome appointed a technical consultant in order to determine the merit of certain claims made by the consultants. On April 20, 2005, the Civil Court of Rome issued judgment dismissing the case, and ordered the consultants to pay P-Com Italia's legal fees. The Court's order has been appealed by the consultants to the Court of Appeal of Rome. While no assurances can be given, Wave Wireless believes that the Court of Appeal of Rome will dismiss the Appeal.

On September 16, 2005, Wave Wireless was served with a Complaint filed by Lakewood Ranch Properties, Inc. (the "Landlord") for failure to pay one month's rent due under the terms of a Sublease Agreement dated January 3, 2005, by and between the Landlord and Wave Wireless (the "Sublease"), in the amount of $26,771.43. The Complaint seeks eviction of Wave Wireless from its facility in Sarasota, Florida, and damages in the amount of $28,110.00. Landlord also alleges that Wave Wireless is liable under the Sublease for accelerated future monthly rent through September 30, 2016. The total amount of the Complaint filed was $3,533,828.70. On October 17, 2005, both parties entered into a Lease Termination Agreement and Lakewood Ranch has agreed to dismiss the Complaint filed in the amount of $3,533,828, after payments totaling $310,000 are made. As of December 31, 2005, the amount remaining to be paid is $240,000. On January 30, 2006, Wave Wireless and the Landlord entered into an Amendment to Addendum of Termination Agreement (“Amendment”). Under the term of the Amendment, Wave Wireless paid $30,000 to Landlord on February 1, 2006, and $30,000 to Landlord on March 20, 2006, and is required to pay Landlord $180,000 on or before March 31, 2006. Wave Wireless intends to seek financing to make the required payments. No assurances can be given that Wave Wireless will be able to obtain the necessary financing to make the remaining required payments.

In the event we are unable to satisfactorily resolve these and other proceedings that might arise, our financial position and results of operations may be materially affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. Our common stock is subject to the Securities Exchange Commission's ("SEC") "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of holders to sell the common stock in the secondary market, and the price at which a holder can sell the common stock. Effective July 19, 2004, we affected a thirty for one reverse stock split. Effective as of July 19, 2004, our common stock trades under the symbol PCMC on the OTC Bulletin Board.

The following table sets forth the range of high and low sale prices of our common stock, as reported on the OTC Bulletin Board for each quarter in 2005 and 2004. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All price numbers have been adjusted to reflect the reverse stock split effective July 19, 2004.

As of March 1, 2006, there were 847 stockholders of record of Wave Wireless’ common stock.

	PRICE RANGE OF COMMON STOCK

	HIGH	LOW

Year Ended December 31, 2004:
First Quarter	$6.00	$1.80
Second Quarter	2.31	1.17
Third Quarter	1.26	0.63
Fourth Quarter	0.66	0.38

Year Ended December 31, 2005:
First Quarter	$0.54	$0.13
Second Quarter	0.24	0.12
Third Quarter	0.36	0.15
Fourth Quarter	0.24	0.13

RECENT SALES OF UNREGISTERED SECURITIES

From October 1, 2005 through December 31, 2005, Wave Wireless issued Convertible Notes to certain purchasers in the principal amount of $850,000, payable on or before March 31, 2006. Proceeds from the issuance of the Convertible Notes were used for general working capital purposes. Interest accrues on the Convertible Note at an annual interest rate of 10%. Under the terms of the Convertible Note, the holders have the option to convert the outstanding balance due under the terms of the Convertible Notes into shares of common stock of Wave Wireless at a price per share of $0.15 at any time the Convertible Notes remains outstanding. In addition, the outstanding principal amounts and all accrued but unpaid interest under the terms of the Convertible Notes automatically convert into any shares issued in an equity or equity-based financing with gross proceeds of at least $2,500,000 (“Equity Financing”). For purposes of determining the number of equity securities to be received by the holders upon such conversion, the holders shall be deemed to have tendered 120% of the outstanding balance of the Convertible Notes as payment of the purchase price in the Equity Financing. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 1,875,000 shares of common stock of Wave Wireless at an exercise price of $.20 per share.

On November 10, 2005, Wave Wireless and SDS Capital Group SPC, Ltd. ("Purchaser") exchanged all issued and outstanding promissory notes previously issued by Wave Wireless and held by Purchaser ("Old Notes") for and in consideration for the issuance to the Purchaser of a new promissory note, in the principal amount of $4,153,649 (the "New Note"), which amount represented unpaid principal and accrued interest due under the terms of the Old Notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrues on such debt at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. Payments of principal and accrued interest under the New Note are amortized and paid by Wave Wireless over a period of eight quarters in either cash or shares of Wave Wireless’ common stock, with the first amortization payment due December 31, 2005. Amounts due and owing Purchaser under the terms of the New Note are secured by all assets of Wave Wireless.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" beginning on Page 14 of this Annual Report on Form 10-KSB.

OVERVIEW

We develop, manufacture and distribute next generation wireless mesh routers for the telecommunications, security and surveillance and public safety markets. Our mesh, point-to-point and point-to-multipoint broadband wireless access systems combine high performance, versatility and AES encryption to deliver a broad range of powerful applications and turnkey solutions ideally suited for internet service providers, educational institutions, corporate enterprises and government agencies. Our wireless access systems are sold globally through our own sales force, as well as through strategic partners, distributors, systems integrators, and value added resellers. We are also focused on supporting our global customer base in connection with our repair and maintenance business (“RMA Business”).

Summary of Operations.

We have incurred substantial losses in recent years. During the years ended December 31, 2005 and 2004, we recorded net losses from continuing operations of ($12.6) million and ($3.3) million, respectively. In April 2005, we announced a formal restructuring plan designed to dramatically reduce costs, refocus its strategic direction, and ultimately achieve profitability (“Restructuring Plan”). Key elements of the Restructuring Plan involved both (i) divesting Wave Wireless’ legacy product lines for the licensed market that were expected to result in continued substantial operating losses, and (ii) refocusing Wave Wireless’ product strategy around its SPEEDLAN product line and the market for robust license-exempt and licensed public safety band wireless applications. Wave Wireless will also continue to provide repair and maintenance (“RMA”) support services to its installed base of legacy products for the licensed wireless backhaul market.

Our revenues decreased from $24.2 million in 2004 to $11.8 million in 2005. The decrease was primarily due to our decision to discontinue our license products and concentrate on our unlicensed products as part of the Restructuring Plan, and a substantial decrease attributable to our RMA Business.

We are focused on increasing sales of our SPEEDLAN product line and on maintaining our RMA Business. In addition, on November 16, 2005, Wave Wireless announced its intent to merge with WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger is a strategic fit that brings together complementary business lines, engineering, sales and marketing compatibilities and innovative technology. The combination of Wave Wireless’ SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution® non-line-of-sight, fixed and mobile wireless 900 MHz products will provide customers with a wide range of line-of-sight fixed and non-line-of-sight products and services, and positions the combined company as a worldwide provider of robust wireless broadband applications and solutions. A definitive Agreement and Plan of Merger was executed on January 3, 2006. The WaveRider Merger was approved by WaveRider stockholders, at a special meeting of stockholders of WaveRider, held on March 20, 2006. It is currently anticipated that the WaveRider Merger will close on or before the end of the quarter ending March 31, 2006.

In order to provide for its immediate working capital needs prior to, and after the proposed WaveRider Merger, Wave Wireless will be required to obtain additional financing. See “Liquidity and Capital Resources” below.

Summary of Liquidity and Capital Resources.

We used ($4.9) million and ($9.1) million in cash, respectively, in supporting our operating activities during the years ended December 31, 2005 and 2004, respectively. Our financing activities generated $2.4 million and $4.7 million during the years ended December 31, 2005 and 2004, respectively. Based upon current internal projections at current operating levels, and taking account of current working capital, we will have a significant cash shortfall in our operations during the year ended December 31, 2006. In addition, our current cash reserves will be exhausted by the first quarter of the year ending December 31, 2006. There are currently no committed funding arrangements to support this projected cash shortfall. Our projected sources of working capital that are utilized in our operating model includes the following:

We have a $2.0 million line of credit with Silicon Valley Bank that expires on March 30, 2006. This Credit Facility has significant terms and conditions that will limit our ability to draw funds. Available borrowing under the Credit Facility is based on our accounts receivable. At March 1, 2006, we had $208,000 in additional borrowing availability under the Credit Facility.

We are currently seeking debt or equity financing in order to meet our immediate working capital needs, and in order to provide adequate working capital following consummation of the proposed WaveRider Merger. Our ability to continue as a going concern is dependent upon acquiring additional cash through financing arrangements, as well as upon negotiating a settlement with certain of our largest creditors. While we are actively seeking additional equity and/or debt financing, as well as negotiating settlements with certain of our largest creditors, there are currently no commitments. There can be no assurances that any additional financing will be available on acceptable terms, if at all, or that we will be successful in our ability to enter into settlement agreements to reduce our short-term working capital requirements.

YEARS ENDED 2005 AND 2004

Sales

In 2005 and 2004, our sales were approximately $11.8 million and $24.2 million, respectively. As discussed below, the 51% decrease in sales from 2004 to 2005 was primarily due to our decision to exit the licensed business and focus on our unlicensed business. In addition, sales of refurbished radios in connection with our RMA Business declined to approximately $6.4 million in 2005 compared to $11.2 million in 2004.

Sales of licensed products in 2005, including refurbished radios, was $9.1 million, or 77% of total sales, while sales of unlicensed products was $2.7 million, or 23% of total sales. Sales of licensed products in 2004, including refurbished radios, was $19.1 million, or 79% of total sales, while sales of unlicensed products was $5.1 million, or 21% of total sales. Sales of unlicensed products declined by approximately $2.4 million from 2004 to 2005, principally as a result of the discontinuation of the sale of certain legacy unlicensed product lines. While no assurances can be given, we currently expect that revenue attributable to unlicensed wireless equipment sales to increase, given Wave Wireless’ focus on the SPEEDLAN product line as a result of the Restructuring Plan announced in April 2005. As a result of the Restructuring Plan, we discontinued our licensed product line because demand for licensed wireless equipment had not significantly increased since 2000, when spending on telecommunications equipment peaked, and competition had intensified. We continue, however, to sell refurbished licensed radio products in connection with our repair and maintenance business. See “Restructuring Activities”, below.

The significant decrease in revenue in 2005 as compared to the comparable period last year is attributable to substantially lower revenue in certain licensed product lines and lower than anticipated refurbished licensed product revenue associated with our RMA Business. The lower revenue attributable to our licensed product lines principally reflects the exiting of an unprofitable product line contemplated in our Restructuring Plan. Because of the significant decline in sales attributable to our licensed product lines, a substantial portion of our product sales continue to come from our RMA Business, which generated approximately $6.4 million, or 54% of total sales, and 70% of total sales of licensed products for 2005, but were down from the $11.2 million, or 46% of total sales, and 58% of total sales of licensed products for 2004.

The decrease in sales attributable to our RMA Business in 2005 is principally caused by lower sales volume attributable to the loss of a single customer in Europe, as well as by the decommissioning of certain of our licensed radio products from another customer's network. Management anticipates that, as our customers' networks age, and the cost to replace these networks decrease, our customers may similarly elect to decommission our licensed radio products installed in their networks. In addition, competition from other repair and maintenance service providers may negatively affect sales attributable to our RMA Business. Wave Wireless entered into an agreement with one of its customers to secure the sale of refurbished licensed radio products to this customer through March 2006, and with another customer to provide RMA services through December 31, 2006. Nevertheless, it is anticipated that our RMA Business will decline over time.

Sales to Orange Personal Communications Services accounted for 27% and 13% of total sales in 2005 and 2004, respectively. Sales to T-Mobile (previously known as Mercury-One-to-One) accounted for 10% and 12% of 2005 and 2004 sales, respectively. Wave Wireless did not derive revenue from sales to T-Mobile during the quarter ended December 31, 2005, and it is currently anticipated that sales to this customer will not recur. Wave Wireless will continue to be dependent on a few customers, specifically in connection with its RMA Business, for a substantial portion of its sales in 2006.

During 2005, we generated 9% of our sales in the United States, 38% in the United Kingdom, 11% in continental Europe, 7% in Asia, 15% in the Middle East, 16% in Latin America, and 4% in other geographical regions. During 2004, we generated 11% of our sales in the United States, 23% in the United Kingdom, 21% in continental Europe, 8% in Asia, 6% in the Middle East, 26% in Latin America, and 4% in other geographical regions.

Gross Profit

Cost of sales consists primarily of costs related to materials, labor and overhead, freight and duty. Cost of sales amounted to $8.5 million and $18.7 million during the years ended December 31, 2005 and 2004, respectively. In 2005 and 2004, gross profit was $3.3 million and $5.5 million, respectively, or 28% and 23% of sales, respectively.

The higher gross margin in 2005 was principally attributable to non-recurring adjustment items consisting of a favorable accrued inventory liability adjustment of $243,000, shipments of inventory on terminated purchase orders which reduced our accrued cancellation cost by $116,000 and a reduction in inventory reserves of $368,000 due to sales of licensed products which were previously reserved.

As discussed under “Summary of Operations” above, the proposed WaveRider Merger will have the effect of further reducing our overall operating costs.

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

In 2005 and 2004, research and development expenses were approximately $3.0 million and $5.0 million, respectively. As a percentage of product sales, research and development expenses increased from 20% in 2004 to 25% in 2005, primarily due to the lower revenues from exiting the licensed products business, though the dollar amount has decreased as a result of headcount reductions and other related expense reductions caused by the implementation of the Restructuring Plan, and the resulting focus on unlicensed product development.

Selling and Marketing

Selling and marketing expenses consist of salaries, sales commissions, travel expenses, customer service and support expenses, and costs related to business development and trade shows. In 2005 and 2004, selling and marketing expenses were $3.1 million and $6.8 million, respectively. As a percentage of sales, selling and marketing expenses were consistent at 28% in 2004 to 27% in 2005, though the dollar amount has decreased due to the implementation of the Restructuring Plan, which included substantial cost reductions.

General and Administrative

General and administrative expenses consist primarily of salaries and other expenses for management, as well as finance, accounting, data processing, public company costs, legal, and other professional services. In 2005 and 2004, general and administrative expenses, were $3.5 million and $4.6 million, respectively. As a percentage of sales, general and administrative expenses increased from 19% in 2004 to 30% in 2005, primarily due to lower revenues resulting from exiting the licensed product business, though the dollar amount has decreased due the realization of savings from cost reduction efforts caused by implementation of the Restructuring Plan, including reduced consulting and legal expenses, and facilities consolidation.

Restructuring Activities

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

In April 2005, we announced the adoption of the Restructuring Plan that significantly curtailed current spending, and substantially reduced liabilities and operating and other costs. The Restructuring Plan included the divestiture of certain unprofitable product lines, workforce reductions, write-down of certain inventory, and a loss associated with the divestiture of Wave Wireless’ research and development operations in Italy. A restructuring charge of nearly $5.3 million was taken as of March 31, 2005, to cover the costs associated with the Restructuring Plan.

At September 30, 2005, we recorded $310,000 in restructuring expense resulting from the termination of the Sublease Agreement, dated January 3, 2005, between Wave Wireless and Lakewood Ranch Properties, Inc. (“Sublease”). The Termination Agreement, dated October 17, 2005, is intended to result in the dismissal of a Complaint filed September 16, 2005 by Lakewood Ranch Properties for the failure to pay one month's rent due under the terms of the Sublease, in the amount of $26,771.43. Lakewood Ranch Properties also alleged that we were liable under the Sublease for accelerated future monthly rent through September 30, 2016.

On October 17, 2005, both parties entered into a Lease Termination Agreement and Lakewood Ranch has agreed to dismiss the Complaint filed in the amount of $3,533,828.70, after payments totaling $310,000 are made. On January 30, 2006, Wave Wireless and the Landlord entered into an Amendment to Addendum of Termination Agreement (“Amendment”). Under the term of the Amendment, Wave Wireless paid $30,000 to Landlord on February 1, 2006, and is required to pay $30,000 to Landlord or before February 28, 2006, and $180,000 on or before March 31, 2006. Wave Wireless intends to seek financing to make the required payments. No assurances can be given that Wave Wireless will be able to obtain the necessary financing to make the remaining required payments. We intend to seek financing to make the required payments and no assurances can be given that we will be able to obtain the necessary financing to make the required payments. $240,000 remains outstanding as of December 31, 2005.

Goodwill Amortization and Impairment

We accounted for the SPEEDCOM purchase transaction using the purchase method of accounting. Under the purchase method of accounting, the total purchase price, plus the fair value of assumed liabilities, is allocated to the net tangible and identifiable intangible assets acquired, based upon their respective fair values. The total purchase price of approximately $7,514,000 consisted of 2,116,666 shares of our Common Stock, valued using market values for such shares around the commitment date ($3.42). The acquisition resulted in goodwill of approximately $11.9 million, because the value of the assumed liabilities exceeded the value of the tangible assets acquired.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill resulting from the purchase, if any, will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. In the event that we determine that the value of goodwill has become impaired, an accounting charge for the amount of the impairment will be recorded. No impairment of goodwill was recorded in 2005 because the fair value of the combined business units exceeded the goodwill-carrying amount. We based our determination on a valuation completed by an outside consulting firm using estimates and assumptions provided by management, which we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates.

Interest Expense

In 2005 and 2004, interest expense was $1.0 million and $0.7 million, respectively. In 2005, interest expense was primarily on short-term bank borrowings and interest on debentures and promissory notes. As a result of Wave Wireless’ dependence on the Credit Facility to meet its working capital needs, as well as the issuance of the Notes and Convertible Notes, interest expense is anticipated to increase in subsequent periods relative to the levels incurred in 2005. In 2004, interest expense primarily related to the borrowings on the Credit Facility with the Bank, the issuance of the Convertible Notes, amortization of discount on promissory notes, and interest on equipment leases.

Other Income (Expense), Net

In 2005, other income, net was $271,000 which primarily is due to a gain of $238,000 from the sales of fixed assets, and $400,000 resulting from the sale of patents related to our licensed products netted against losses from transactions denominated against foreign currencies. In 2004, other income, net, related primarily to a gain on the settlement of a contract, of $7.5 million.

Provision (Benefit) For Income Taxes

There was no provision for income tax in 2005 and 2004, because Wave Wireless incurred net operating losses during the year and the realization of benefits is future years does not rise to the more likely than not standard.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception in August 1991, we have financed our operations and capital requirements principally through net proceeds of approximately $97.2 million from its initial and two follow-on public offerings of our common stock; $113.1 million from private placements of our common stock and the exercise of warrants; $44.6 million from five preferred stock financings; $97.5 million from the 4.25% Notes issued in 1997; $5.0 million from the issuance of debentures; and borrowings under bank lines of credit and equipment lease arrangements.

Cash Used in Operations

In 2005, we used approximately $4.9 million of cash in operating activities, primarily due to our net loss of $12.6 million. In 2004, we used approximately $9.1 million of cash in operating activities, primarily due to our net loss of $3.3 million, a non-recurring gain on vendor settlements of approximately $8.5 million, and reductions in accounts payable and other accrued liabilities of $2.3 million, offset by depreciation expenses and inventory charges of $2.4 million and lower receivables, and other assets of $2.4 million.

Cash from Investing Activities

During 2005, we received $0.5 million from the sale of fixed assets. During 2004, we received $0.8 million from the sale of property and equipment of $0.9 million, offset by new acquisitions of $0.3 million.

Cash from Financing Activities

In 2005, we received $2.4 million through financing activities primarily from $0.8 million in advances under the Credit Facility, $1.7 million in Note proceeds from the Debenture Financing, and $0.9 million from the issuance of Convertible Notes, offset by $0.9 million in repayments related to outstanding Notes and debentures. In 2004, we received $4.7 million through financing activities. This was due primarily to $3.3 million of proceeds from the issuance of Notes from the Debenture Financing, and $2.4 million net proceeds from the Special Warrant Offering, offset by $1.0 million of capital lease payments.

Contractual Obligations

The following summarizes Wave Wireless’ contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Less Than	One to	Three to	After
Obligations (in $000):	One Year	Three Years	Five Years	Five Years	Total
Non-cancelable operating
lease obligations	$220	$820	$158	$--	$1,198
Agilent note payable	272	--	--	--	272
Siemens note payable	350	--	--	--	350
Able note payable	305	--	--	--	305
Landlord note payable	43	30	--	--	73
Promissory note	2,529	2,714	--	--	5,243
Purchase order commitments	621	--	--	--	621
Total	$4,340	$3,564	$158	$--	$8,062

During the first and second quarter of 2005, Wave Wireless entered into several payment plan agreements with vendors and creditors requiring Wave Wireless to pay off balances past due, or amounts agreed to between Wave Wireless and such vendors or creditors under settlement agreements. At December 31, 2005, the total amount remaining to be paid under those agreements totaled approximately $310,000, of which, approximately $272,000 is remaining for one creditor which will be paid over seven equal monthly installments, and $305,000 to a vendor which was obligated to be paid over 9 equal monthly installments. Wave Wireless failed to make the required payment to this vendor on October 1, 2005, and is negotiating a revised payment plan taking into consideration Wave Wireless’ current liquidity. These amounts are reflected as other accrued liabilities on Wave Wireless’ balance sheet.

Wave Wireless also entered into a Settlement Agreement and Release (“Settlement Agreement”) on September 15, 2004 with Seimans Aktiengesellchaft ("Siemens") with respect to certain claims between Siemens and Wave Wireless arising under a Joint Development and License Agreement and Original Equipment Manufacturer Agreement entered into between the parties. Under the terms of the Settlement Agreement, Wave Wireless agreed to pay Siemens $500,000, of which it paid $100,000 on October 1, 2004. Wave Wireless was obligated to pay an additional $100,000 upon the earlier of the receipt of financing by Wave Wireless equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005. Wave Wireless did not make the December 31, 2004 $100,000 payment but did make the first two monthly payments of $25,000 each in January and February 2005. Wave Wireless has made no other payments to Siemens. The amount due Siemens as of December 31, 2005, $350,000, is reflected as a short-term liability on Wave Wireless' balance sheet. In the event of a default, all amounts due Siemens are immediately payable and interest is accrued at 7%.

We do not have any material commitments for capital equipment. Additional future capital requirements will depend on many factors, including our working capital requirements for our operations and our internal free cash flow from operations.

Current Liquidity

At December 31, 2005, we had negative working capital of approximately $7.1 million, compared to working capital of approximately $1.3 million at December 31, 2004. Our principal sources of liquidity at December 31, 2005 consisted of available borrowings under our Credit Facility, approximately $380,000 of cash and cash equivalents, compared to approximately $2.3 million in cash and cash equivalents at December 31, 2004, and proceeds from the issuance of Convertible Notes. The Convertible Notes mature on March 31, 2006.

Considering our projected cash requirements, our available cash will be inadequate to satisfy Wave Wireless’ cash requirements through the end of the quarter ending March 31, 2006. To address our immediate working capital requirements, we will continue to access available borrowings under our existing Credit Facility, which has limitations, and will continue to seek additional equity and/or debt financing through the issuance of additional Convertible Notes. There are currently no formal committed financing arrangements to support Wave Wireless’ projected cash shortfall, including commitments to purchase additional Convertible Notes. These negative trends and conditions raise substantial doubt about our ability to continue as a going concern.

It is currently anticipated that the Convertible Notes issued to date, as well as any additional Convertible Notes issued to provide for Wave Wireless’ immediate working capital needs, will convert into an equity-based financing that Wave Wireless intends to consummate in connection with or promptly following consummation with the proposed WaveRider Merger (“Equity Financing”). Wave Wireless intends to use the proceeds from the proposed Equity Financing to settle certain commitments of Wave Wireless, and to provide for Wave Wireless’ working capital requirements. While we are actively seeking additional equity and/or debt financing, and negotiating with certain of our largest creditors, there are currently no commitments. In the event Wave Wireless is unable to consummate the Equity Financing prior to March 31, 2006, the Convertible Notes will become due and payable. There can be no assurances that Wave Wireless will be successful in closing an Equity Financing prior to March 31, 2006. In the event Wave Wireless is unsuccessful in closing an Equity Financing, we intend to seek waivers of default from the holders of the Convertible Notes. There can be no assurances that we will be successful in obtaining such waivers. In the event management is unsuccessful in its plans to issue additional Convertible Notes, raise additional capital in the immediate term, or obtain waivers from the holders of the Convertible Notes in the event an Equity Financing is not consummated by March 31, 2006, Wave Wireless will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if Wave Wireless is unable to continue as a going concern.

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

RISKS RELATED TO WAVE WIRELESS’ FINANCIAL CONDITION AND OPERATIONS

WE NEED ADDITIONAL FINANCING.

Our core business product sales are still significantly below levels necessary to achieve positive cash flow. From inception to December 31, 2005, our aggregate net loss is approximately $384.0 million. Our cash position was approximately $380,000 at December 31, 2005, and is declining. We had negative working capital of $6.9 million as of December 31, 2005. As of January 31, 2006, we have issued $1,325,000 in Convertible Notes due March 31, 2006. To continue as a going concern, we need to immediately secure additional debt or equity capital. To address our liquidity requirements, we are aggressively reducing expenses in connection with the implementation of our Restructuring Plan and also need to conduct additional debt or equity financings to meet our current and anticipated working capital needs. No assurances can be given that we will be successful in our attempts to issue additional debt or raise additional equity financing.

OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN AND FAILURE TO OBTAIN NEEDED FINANCING WILL RESULT IN OUR INABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accountants’ opinion on our 2004 and 2005 consolidated financial statements include an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to increase sales, and induce our creditors to forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We may not accomplish these tasks. In the event we are unable to raise additional debt or equity financing, or otherwise improve our liquidity position, we will not be able to continue as a going concern. Our future capital requirements will depend upon many factors, including the success of our Restructuring Plan, the continuation of our RMA Business, development costs of new products and related software, potential acquisition opportunities, maintenance of adequate manufacturing facilities and contract manufacturing agreements, progress of research and development efforts, expansion of marketing and sales efforts, and status of competitive products. Additional financing may not be available in the future on acceptable terms or at all. Our history of substantial operating losses could also severely limit our ability to raise additional financing. If we are unable to obtain additional financing, we may need to seek the protection of the bankruptcy courts and your Wave Wireless shares may become worthless.

WE MAY NOT BE ABLE TO REPAY OUR EXISTING DEBT AND ANY REPAYMENT OF OUR DEBT WITH SHARES OR BY RAISING ADDITIONAL FUNDS MAY RESULT IN SIGNIFICANT DILUTION TO OUR STOCKHOLDERS.

At December 31, 2005, we owed, including accrued but unpaid interest, an aggregate amount of $3.6 million to SDS Capital Group SPC, Ltd (“SDS”). Interest accrues on such debt at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. We may make the principal and interest payments under our Debenture Facility in either shares of our common stock, cash or a combination of both. In addition, given the recent price for Wave Wireless’ common stock, if we make the required amortization payments using Wave Wireless’ common stock, or raise additional funds by issuing equity securities, additional significant dilution to its stockholders will result.

In addition, as of January 31, 2006, we owed approximately $1,325,000 under the terms of certain Convertible Notes, and it is currently anticipated that Wave Wireless will issue additional Convertible Notes to satisfy its immediate working capital needs. Principal and accrued interest under the terms of the Convertible Notes mature on March 31, 2006. In the event Wave Wireless is unable to consummate an Equity Financing prior to March 31, 2006, resulting in the conversion of amounts due under the Convertible Notes into shares of common stock of Wave Wireless, we will not be able to make the required payments to the holders of the Convertible Notes on such date. In the event we are not able to close the Equity Financing, and the holders of the Convertible Notes do not therefore convert the Convertible Notes into shares of Wave Wireless’ common stock, or otherwise provide a waiver to defaults under the Convertible Notes, we will be unable to repay principal and accrued interest under the Convertible Notes upon maturity.

WE MAY NOT BE ABLE TO REPAY THE DEBENTURE FACILITY INSTALLMENT PAYMENTS IN SHARES OF OUR COMMON STOCK, AND OUR FAILURE TO DO SO WOULD ADVERSELY AFFECT OUR BUSINESS.

Under our Debenture Facility, we may not issue shares of common stock to make the quarterly installment payments if the issuance of such shares would result in SDS beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act) more than 9.9% of all of the common stock outstanding at such time. Because of this limitation, we issued SDS shares of Series F Preferred Stock, in lieu of common stock, to make the required amortization payment due June 30, 2005. We also issued SDS warrants for common stock, in lieu of common stock, to make the required amortization payment due December 31, 2005. SDS may waive this ownership blocker, or agree in the future to accept additional shares of preferred stock in lieu of common stock, but it is not obligated to do so. In the event that we are prevented from making an installment payment in shares of common stock due to the ownership blocker, or SDS is unwilling to accept preferred stock in lieu of common stock, and SDS does not waive compliance with this provision, then we may be required to default on our payment obligations under the Debenture Facility. If we are unable to obtain additional financing, we may need to seek the protection of the bankruptcy courts and your Wave Wireless shares may become worthless.

AS A RESULT OF THE RESTRUCTURING PLAN, OUR REVENUE WILL DECREASE SUBSTANTIALLY.

As a result of the Restructuring Plan, our revenue has decreased substantially. While we believe that a consequence of the Restructuring Plan will be to ultimately return Wave Wireless to profitability, no assurances can be given that we will achieve the objectives of the Restructuring Plan, or that sales of our remaining product lines will sufficiently increase to allow us to achieve positive cash flow from operations. Until sales levels in our remaining product lines sufficiently increase, our business, financial condition and results of operations will continue to be adversely affected.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A MATERIAL PORTION OF OUR SALES. THE LOSS OF OR REDUCTION IN SALES TO ANY OF OUR CUSTOMERS COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION.

For year ended December 31, 2005, sales to our top four customers accounted for 59% of total sales. We expect that a limited number of customers will continue to account for a significant portion of our sales for the foreseeable future. The loss of, or diminution in sales to, any one of these customers would have an immediate and material adverse effect on our sales. If we are unsuccessful in obtaining significant new customers or if one of our top customers or several small customers cancel or delay their orders for our products, then our business and prospects could be harmed which may cause the price of our common stock to decline. Our customer concentration also results in concentration of credit risk. As of December 31, 2005, three customers accounted for 74% of our total accounts receivable balances. If any one of these customers is unable to fulfill its payment obligations to us, our revenue could decline significantly.

AS A RESULT OF THE RESTRUCTURING PLAN, WE ARE SUBSTANTIALLY DEPENDENT ON OUR RMA BUSINESS, AND REDUCTION IN SALES ATTRIBUTABLE TO OUR RMA BUSINESS WILL MATERIALLY HARM OUR RESULTS OF OPERATIONS.

For the years ended December 31, 2004 and 2005, sales of refurbished licensed products in connection with our RMA Business was $11.2 million and $6.4 million, or 46% and 54% of total sales, respectively. As a percentage of total sales and total sales of licensed products, sales of refurbished licensed products will likely increase in 2006 relative to 2005 as a result of the substantial decrease in sales of new licensed products anticipated in 2006 as a result of the Restructuring Plan. Total sales of refurbished licensed products in connection with our RMA Business will decline over time as our customers determine to replace existing radios with new product, rather than send them to us for continued repair and maintenance. In addition, our customers may elect to source refurbished licensed products from third parties rather than us, as was the case in the quarter ended September 30, 2005, when one of our customers elected to use a third party other than Wave Wireless for its repair and maintenance needs. No assurances can be given that we will not lose additional customers in the future, or that customers will not elect to purchase new licensed products from third parties rather than send them to us for repair and maintenance. In the event of a further reduction in the sale of refurbished licensed products, our results of operations will be materially harmed.

OUR OPERATING RESULTS IN THE PAST ARE NOT ANTICIPATED TO REFLECT OUR OPERATING RESULTS IN THE FUTURE, WHICH MAKES OUR RESULTS OF OPERATIONS DIFFICULT TO PREDICT.

As a result of Restructuring Plan and the proposed WaveRider Merger, our future operating results will vary significantly from our past operating results. Factors that will significantly affect our operating results include the following:

o the divesture of certain licensed product lines, that in the year ended December 31, 2004 and 2005, contributed approximately $8.1 million and $9.1 million in revenue to Wave Wireless, respectively;

o the increased reliance on our RMA Business, that in the year ended December 31, 2004 and 2005, contributed approximately $11.2 million and $6.4 million in revenue to Wave Wireless, respectively, and the risk that sales attributable to the RMA Business will decline over time; and

o the increased reliance on the sale of unlicensed radio products, that in the year ended December 31, 2004 and 2005, contributed approximately $5.1 million and $2.7 million in revenue to Wave Wireless, respectively.

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

As a result of our current heavy dependence on international markets, especially in the United Kingdom, the European continent, the Middle East, and Latin America, we face business, political, regulatory, operational, financial and economic risks that are often more volatile than those commonly experienced in the United States. Approximately 89% and 90% of our sales in the year ended December 31, 2004 and 2005, respectively, were made to customers located outside of the United States. Due to political and economic instability in new markets, economic, political and foreign currency fluctuations may be even more volatile than conditions in developed countries. Countries in the Asia/Pacific, African, and Latin American regions have in recent years experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and could continue to adversely affect demand for our products.

WE FACE RISKS ASSOCIATED WITH CURRENCY EXCHANGE RATE FLUCTUATIONS.

Approximately 89% and 90% of our sales in the year ended December 31, 2004 and 2005 were made to customers located outside of the United States and a larger portion of our revenues is denominated in foreign currencies. Historically, our international sales have been denominated in British pounds sterling, Euros or United States dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. For example, a decrease in the value of British pounds or Euros relative to United States dollars, if not hedged, will result in an exchange loss for us if we have Euro or British pounds sterling denominated sales. Conversely, an increase in the value of Euro and British pounds sterling will result in increased margins for us on Euro or British pounds sterling denominated sales as our functional currency is in United States dollars. For international sales that we would require to be United States dollar-denominated, such a decrease in the value of foreign currencies could make our systems less price-competitive if competitors choose to price in other currencies and could adversely affect our financial condition. Historically, we have not engaged in exchange rate-hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

WE MAY ENTER INTO AGREEMENTS TO MERGE OR CONSOLIDATE WITH OTHER COMPANIES, AND WE MAY INCUR SIGNIFICANT COSTS IN THE PROCESS, WHETHER OR NOT THESE TRANSACTIONS ARE COMPLETED.

Wave Wireless is currently planning to merge with WaveRider Communications Inc. Corporate transactions, including mergers and acquisitions, are risky, are subject to a lengthy process to close and could divert management's time and focus from operating our business. Wave Wireless may not be able to close the WaveRider Merger, or any other strategic transaction on the timetable it anticipates, if at all. If Wave Wireless is unable to complete the WaveRider Merger or any other corporate transaction, Wave Wireless will incur significant non-recoverable expenses that will have a material adverse effect on Wave Wireless’ financial position. If the WaveRider Merger is completed, it could result in unanticipated operating difficulties and expenses, and the anticipated benefits of the transaction may not materialize.

OUR BUSINESS AND GROWTH MAY SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL WHO ARE IN HIGH DEMAND.

We depend on the continued contributions of our senior management and other key personnel, including Daniel W. Rumsey, our Acting Chief Executive Officer, and Don Meiners, Wave Wireless’ President. The loss of the services of either of these executives, or any of our key personnel could harm our business. We do not maintain key person life insurance policies on any of our executive officers. Competition for senior management in our industry is intense and we may not be able to retain our senior management or attract and retain new personnel in the future. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key personnel. Our future success also depends on our ability to identify, attract and retain highly skilled technical, managerial, finance and marketing personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. If we are unable to attract or retain the personnel we need to succeed, our business may suffer.

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

RISK RELATING TO CAPITAL MARKETS AND WAVE WIRELESS COMMON STOCK

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY SEVERELY LIMIT THE ABILITY OF STOCKHOLDERS TO SELL OUR COMMON STOCK.

Effective March 10, 2003, our common stock commenced trading electronically on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., resulting in a less liquid market to trade shares of our common stock, relative to the liquidity provided by the NASDAQ National Market or the NASDAQ Small Cap Market, where our common stock previously was listed. In addition, our common stock is subject to the Securities Exchange Commission's "penny stock" regulation. For transactions covered by this regulation, broker-dealers must make a special suitability determination for the purchase of the securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules generally require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell Wave Wireless’ common stock and may affect the ability of holders to sell the common stock in the secondary market, and the price at which a holder can sell the common stock.

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

As of December 31, 2005, we had issued and outstanding warrants, convertible preferred stock and employee stock options, convertible into 42,986,648 shares of our common stock. In the event of conversion or exercise of any of these convertible securities, future sales of Wave Wireless common stock or the perception that future sales will occur could have a significant negative effect on the market price of Wave Wireless common stock. If the market price of Wave Wireless common stock continues to decrease, Wave Wireless may not be able to conduct additional financings in the future on acceptable terms or at all, and its ability to raise additional capital will be significantly limited.

ITEM 7.  FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-KSB is set forth in the Financial Statements and the Notes thereto beginning on Page 32.

ITEM 7A. PRO FORMA FINANCIAL STATEMENTS

The information provided hereunder reflects the pro forma financial statements assuming the consummation of the merger of Wave Wireless with WaveRider Communications, Inc. as of December 31, 2005.

WAVE WIRELESS CORPORATION
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2005
(In thousands) (Unaudited)

	Wave		Pro forma	Pro forma
	Wireless	WaveRider	Adjustments	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$380	$525	$-	$905
Accounts receivable, net	1,152	1,440	-	2,592
Inventory	197	988	-	1,185
Prepaid expenses and other assets	447	65		512

Total current assets	2,176	3,018	-	5,194
Property and equipment, net	622	204	-	826
Excesss of purchase price over net assets acquired and goodwill	11,990	-	7,343	19,333
Other assets	250	-	(250)	-

Total assets	$15,038	$3,222	$7,093	$25,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,204	$2,244	$650	$7,098
Deferred revenue	862	457	-	1,319
Notes payable current	4,036	514	(2,514)	2,036
Derivate financial instruments	-	483	(483)	-
Liabilities of discontinued operations	184	-	-	184

Total current liabilities	9,286	3,698	(2,347)	10,637

Notes payable, long-term	1,544	800	(800)	1,544

Total liabilities	10,830	4,498	(3,147)	12,181

Stockholders' equity (deficit):
Series E Preferred Stock	332	-	-	332
Series F Preferred Stock	661	-	-	661
Series G Preferred Stock	3,344	-	-	3,344
Series H Preferred Stock	-	-	4,341	4,341
Common Stock	2	34	(25)	11
Treasury stock, at cost; 30 shares	(74)	-	-	(74)
Additional paid-in capital	383,778	86,706	(82,092)	388,392
Accumulated deficit	(383,835)	(87,718)	87,718	(383,835)
Accumulated other comprehensive loss	-	(298)	298	-

Total stockholders' equity	4,208	(1,276)	10,240	13,172

Total liabilities and stockholders' equity	$15,038	$3,222	$7,093	$25,353

WAVE WIRELESS CORPORATION
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2005
(In thousands, except per share data, unaudited)

	Wave		Pro forma	Pro forma
	Wireless	WaveRider	Adjustments	Consolidated

Sales	$11,807	$11,121	-	$22,928
Cost of sales	8,485	7,115	-	15,600

Gross profit	3,322	4,006	-	7,328
Gross margin	28%	36%	-	32%

Operating expenses:
Research and development/engineering	2,982	596	-	3,578
Selling, general and administration	6,636	4,395	-	11,031
Restructuring charges	5,597	-	-	5,597

Total operating expenses	15,215	4,991	-	20,206

Operating loss	(11,893)	(985)	-	(12,878)

Interest expense	(960)	(415)	524	(851)
Other income (expense), net	271	108	(134)	245

Net income (loss)	(12,582)	(1,292)	390	(13,484)

Preferred stock accretions and dividends	(3,828)	-	-	(3,828)

Net loss attributable to common stockholders	$(16,410)	$(1,292)	390	$(17,312)

Basic and diluted income (loss) per common share	$(1.04)	(0.05)	--	$(0.26)

Shares used in basic and diluted per share computation	15,814	25,446	24,875	66,135

Diluted net income (loss) per share applicable to common stockholders	$(1.04)			$(0.26)

Shares used in diluted per share Computation	15,814	25,446	24,875	66,135

WAVE WIRELESS CORPORATION
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2004
(In thousands, except per share data, unaudited)

	Wave		Pro forma	Pro forma
	Wireless	WaveRider	Adjustments	Consolidated

Sales	$24,175	$9,542	-	$33,717
Cost of sales	18,720	6,193	-	24,913

Gross profit	5,455	3,349	-	8,804
Gross margin	23%	35%	-	26%

Operating expenses:
Research and development/engineering	4,976	1,667	-	6,643
Selling, general and administration	11,324	5,264	-	16,588

Total operating expenses	16,300	6,931	-	23,231

Operating loss	(10,845)	(3,582)	-	(14,427)

Interest expense	(687)	(425)	380	(732)
Other income (expense), net	8,252	2,368	(2,502)	8,118

Loss before discontinued operations	(3,280)	(1,639)	(2,122)	(7,041)

Loss from discontinued operations	(40)	-	-	(40)

Net income (loss)	(3,320)	(1,639)	(2,122)	(7,081)

Preferred stock accretions	(2,392)	-	-	(2,392)
Preferred stock dividends	(156)	-	-	(156)

Net loss attributable to common stockholders	$(5,868)	$(1,639)	(2,124)	$(9,629)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.56)			$(0.12)
Loss from discontinued operations	-			-

Basic and diluted loss per common share	$(0.56)			$(0.12)

Shares used in Basic and Diluted per share computation	10,429		67,713	78,142

NOTES TO THE PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Acquiring Entity for Accounting Purposes.

Wave Wireless and WaveRider have performed an analysis based upon Statement of Financial Accounting Standards ("SFAS”) No. 141 to determine the acquirer for accounting purposes. In performing this analysis, the companies have considered the following facts and circumstances:

a)	Wave Wireless will be the issuer of securities in the WaveRider Merger.
b)
After adjustment for Wave Wireless’ holding in WaveRider as a result of their acquisition of preferred shares upon conversion of the bridge notes, Wave Wireless’ current shareholders will maintain approximately 59% of the voting rights in the merged company while WaveRider shareholders will have 41% of the voting rights.

c)
Upon consummation of the WaveRider Merger, Crescent International Ltd., WaveRider’s largest beneficial owner, will have a 4.99% cap on the number of beneficial shares it can hold in the merged company. As a result, the only significant minority shareholders in the merged company will be Wave Wireless’ existing minority beneficial shareholders.

d)
The board of directors of the merged company (the governing body) will be composed of Mr. Charles Brown, the current CEO of WaveRider, three current directors of Wave Wireless and three current directors of WaveRider.

e)
The officers of the merged company will consist of the Chairman of the Board who is appointed by the directors from Wave Wireless, the Chief Executive Officer and Chief Financial Officer from WaveRider and the President of Wave Wireless.

f)
As of the date of the merger agreement, January 3, 2006, and based on the calculated exchange ratio, before adjustments, Wave Wireless would be providing the shareholders of WaveRider a 53.6% premium to the closing price of the common stock.

g)	Based on number of employees, past revenue, total assets and market valuation, Wave Wireless is the larger of the two entities in the merger.

Based on these facts and circumstances the companies have determined that Wave Wireless Corporation is the acquirer for accounting purposes.

2.  The pro forma balance sheet has been prepared to reflect the acquisition of WaveRider Communications Inc. by Wave Wireless Corporation for aggregate consideration of $7,209,719, as if the acquisition occurred on December 31, 2005. Pro forma adjustments are made to reflect:

a) the elimination of the common shareholders' equity (deficit) in WaveRider Communications Inc.

b)	conversion of all of WaveRider Communications Inc.’s convertible debentures and $2,000,000 in Wave Wireless Corporation’s current notes payable into capital upon closing.

c) the net assets of WaveRider Communications Inc. at estimated fair value at the acquisition date.

d) the excess of acquisition cost over the fair value of net assets acquired. This has been presented with goodwill.

e) the expenses incurred on acquisition

f)
The $250,000 note issued by WaveRider to Wave Wireless was converted into equity. WaveRider issued an additional $200,000 in notes to Wave Wireless during the first quarter of 2006, which will also be converted to Wave Wireless equity upon completion of the WaveRider Merger.

3. The pro forma statements of loss have been prepared to reflect the acquisition of WaveRider Communications Inc. by Wave Wireless Corporation as if the acquisition occurred on January 1, 2004.

4. The estimated purchase price and the purchase price allocation for this acquisition has been based on available information at the time of preparation of these pro forma financial statements. To the extent that these amounts prove to be excessive or inadequate they will be adjusted up to a year from the date of acquisition.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of Wave Wireless’ management, including the Acting Chief Executive Officer and Acting Chief Financial Officer, Wave Wireless conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, the Acting Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the Evaluation Date, Wave Wireless’ disclosure controls and procedures were effective to ensure that information required to be disclosed by Wave Wireless in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during 2005.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Wave Wireless’ board of directors is authorized to have seven directors. The executive officers and directors of Wave Wireless, their ages as of December 31, 2005, their positions and their backgrounds are as follows:

Name	Age	Position

George P. Roberts	73	Chairman of the Board
Daniel W. Rumsey	44	Acting Chief Executive Officer
Don Meiners	44	President
Carlos Belfiore	61	Vice President and Chief Technical Officer
Jim Bletas	60	Former Executive Vice President of Sales
Richard Reiss	48	Director
Frederick Fromm	56	Director
R. Craig Roos	60	Director

BACKGROUND

The principal occupations of each executive officer and director of Wave Wireless for at least the last five years are as follows:

George P. Roberts. Mr. Roberts is a founder of Wave Wireless and has served as Chief Executive Officer and a Director from October 1991 to May 2001, and as interim Chief Executive Officer since January 2002. Mr. Roberts resigned from his position as interim Chief Executive Officer on September 1, 2003. Since September 1993, he has also served as Chairman of the Board of Directors. Mr. Roberts' term as a director of Wave Wireless ends upon the 2007 Annual Meeting of Stockholders.

Daniel W. Rumsey. Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the board of directors on May 13, 2005. Prior to his appointment, since March 2003, Mr. Rumsey’s title was changed to Acting Chief Executive Officer in July 2005. Prior to his appointment as Chief Restructuring Officer, he served as Wave Wireless’ Vice President, Acting Chief Financial Officer and General Counsel. Prior to joining Wave Wireless, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Knowledge Kids Network is part of the Knowledge Universe family of companies. Prior to joining Knowledge Kids Network, Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive restructuring, legal and finance background, dating back to 1987 when he served as a staff attorney in the U.S. Securities and Exchange Commission's Division of Corporation Finance. He has also served as Assistant General Counsel for Terra Industries, Inc. and Associate General Counsel and Corporate Secretary of EchoStar Communications Corporation. Mr. Rumsey also serves as the Chairman of the Board of Directors of Prescient Applied Intelligence, and as a director of Dirt Motor Sports, Inc. Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983. Mr. Rumsey’s employment with Wave Wireless is expected to terminate immediately following consummation of the proposed WaveRider Merger.

Don Meiners. Mr. Meiners was appointed President on March 10, 2005. Prior to his appointment, he was Vice President - Operations of Wave Wireless, and has held a variety of management roles since he joined Wave Wireless in 1992. These include Vice President of Operations, Vice President Engineering, Vice President Manufacturing and Vice President of Engineering Program Management. Prior to Wave Wireless, Mr. Meiners served in design engineering roles and project management for Digital Microwave Corporation and Equitorial Inc. Mr. Meiners graduated from the Missouri Institute Of Technology in 1983.

Carlos Belfiore. Dr. Belfiore is currently Vice President - Engineering, and Chief Technical Officer of Wave Wireless. Prior to joining Wave Wireless in November 2003, he was an independent engineering consultant. Prior to that, Dr. Belfiore held various management and technical leadership positions at Stratex Networks, which he joined in 1988, including Senior Director IDU Development, Director of New Technology Development, Director of Modem Development, and Senior Scientist. Prior to joining Stratex, Dr. Belfiore was with the Microwave Communication Division of Harris Corporation, serving as Manager of Advanced Development and Principal Development Engineer. Dr. Belfiore received a Ph.D. in electrical engineering from University of Minnesota in 1976.

James D. Bletas. Mr. Bletas served as Executive Vice President - Sales, since March 2005. Prior to joining Wave Wireless, Mr. Bletas founded Wireless Networks International, Inc., a global distributor of networking and wireless communications products and services. Before joining Wireless Networks International, Inc., Mr. Bletas was the Vice President of Sales at Wireless Inc., a pioneer in the licensed exempt market and an original developer of broadband access and subscriber equipment. On March 3,2005, Mr. Bletas resigned from Wave Wireless.

Richard Reiss. Mr. Reiss has served as director of Wave Wireless since March 2005. Mr. Reiss is currently the Chairman of the Board of Directors of Glowpoint, Inc., where he has served since May 2000. He served as the Chief Executive Officer of Glowpoint from May 2000 to April 2002, and as President from May 2000 to April 2002. Mr. Reiss served as Chairman of the Board of Directors, President and Chief Executive Officer of All Communications Corporation from its formation in 1991 until the formation of Glowpoint's predecessor pursuant to a merger of All Communications Corporation and View Tech, Inc. in May 2000.

Frederick Fromm. Mr. Fromm has served as a director of Wave Wireless since June 2001. Mr. Fromm is currently Chief Executive Officer of nexVortex, Inc., a telecom managed services provider. Prior to joining nexVortex, Inc. in January 2006, Mr. Fromm served as President of FCJC, Inc., a telecom industry consulting company. From May 2003 to February 2004, Mr. Fromm was President and Chief Executive Officer of Gluon Networks, Inc. a telecommunications equipment company. From July 2000 to October 2001, he was President, and from Nov. 2001 to October 2002 he was also Chief Executive Officer of Oplink Communications, Inc., an optical components company. From October 1998 to July 2000, he was President and Chief Executive Officer of Siemens Information and Communications, Inc, a telecommunications equipment company. From October 1996 to October 1998, he was President and Chief Executive Officer of Siemens Telecom Networks, Inc. a telecommunications equipment company.

R. Craig Roos. Mr. Roos joined Wave Wireless’ Board of Directors in December 2003. Mr. Roos is founder and sole owner of Roos Capital Planners, Inc., which he formed in 1979 and which specializes in advisory services to the communications industry, primarily in the fixed and mobile wireless area. Mr. Roos has served on the boards of several companies in the wireless, communications, software, media, and telecommunications industries. He served as chairman of MobileMedia Corporation from 1993 until 1995. Mr. Roos also was a co-founder of Locate, a digital local access carrier specializing in high-speed T-1 level radio carrier technologies. Mr. Roos has testified before the United States Congress on telecommunications issues and is a former chairman of the Alternative Local Telecommunications Trade Association. Mr. Roos currently serves on the Board of Directors of SPEEDCOM Wireless Corporation.

BOARD COMMITTEES AND MEETINGS

The board of directors has an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee currently consists of three directors, Mr Reiss, Mr. Fromm, and Mr. Roos. The committee is primarily responsible for approving the services performed by Wave Wireless’ independent registered public accounting firm and reviewing their reports regarding Wave Wireless’ accounting practices and systems of internal accounting controls. The Board of Directors has determined that Mr. Roos is a financial expert in that Mr. Roos has (i) an understanding of generally accepted accounting principles and financial statements; (ii) has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by Wave Wireless’ financial statements, or experience actively supervising one or more persons engaged in such activities; and (iv) an understanding of internal control over financial reporting; and an understanding of audit committee functions.

Compensation Committee. The Compensation Committee currently consists of one director, Mr. Fromm. The Compensation Committee is primarily responsible for reviewing and approving Wave Wireless’ general compensation policies and setting compensation levels for its executive officers. The Compensation Committee also has the authority to administer Wave Wireless’ Employee Stock Purchase Plan and its 2004 Equity Incentive Plan and to make option grants thereunder.

DIRECTOR COMPENSATION

Non-employee directors do not receive cash compensation for their services as directors.

CODE OF ETHICS

Wave Wireless has adopted a Code of Ethics that applies to Wave Wireless’ Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of Wave Wireless’ Code of Ethics is filed as Exhibit 14.1 hereto. Wave Wireless will provide to the public, free of charge, a copy of the code of ethics upon request in writing to Wave Wireless’ Chief Restructuring Officer at Wave Wireless at 1996 Lundy Ave, San Jose, CA 95131.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires Wave Wireless’ directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of Wave Wireless ("Form 4"). Officers, directors and greater than 10% stockholders of Wave Wireless are required by SEC rules to furnish to Wave Wireless copies of all Section 16(a) reports that they file. To Wave Wireless’ knowledge, based solely on a review of the copies of such reports furnished to Wave Wireless and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain information summarizing the compensation earned for services rendered in all capacities to Wave Wireless and its subsidiaries for each of the last three fiscal years by its "named executive officers," who consist of Wave Wireless’ Chief Executive Officer and each of Wave Wireless’ four other most highly compensated executive officers, who were executive officers on December 31, 2005 and whose salary and bonus for the fiscal year ended December 31, 2005 was in excess of $100,000.

SUMMARY COMPENSATION TABLE

						Long Term Compensation
		Annual Compensation				Awards
Name and Principal Position		Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options and Warrants (#)	All Other Compensation ($)
Samuel Smookler Former Chief Executive Officer and Former Director	(3)	2005	73,327	—	—		—	—
		2004	252,100	125,000	—		—	—
		2003	139,569	—	53,083(2)		166,667	—

Daniel W. Rumsey Acting Chief Executive Officer and Director		2005	202,346	—	—	11,250	264,000	—
		2004	158,269	—	—		—	—
		2003	104,369	—	—		73,333	8,000(4)

Don Meiners President		2005	150,469	—	—	9,750	240,000	—
		2004	130,046	—	—		—	—
		2003	103,699	—	—		73,333	—

James D. Bletas Former Executive Vice President - Sales	(5)	2005	115,385	—	—	9,750	240,000	—
		2004	—	—	—		—	—
		2003	—	—	—		—	—

Carlos A. Belfiore Vice President - Engineering and Chief Technical Officer		2005	138,000	41,400	—	9,750	240,000	—
		2004	138,000	—	—		—	—
		2003	18,577	—	—		91,667	—

(1) Includes amounts deferred under Wave Wireless’ 401(k) Plan.

(2) On October 8, 2003, Mr. Smookler acquired 23.33 shares of Series C Preferred Stock of Wave Wireless convertible into 13,611 shares of common stock, resulting in an effective purchase price of $3.00 per share of common stock. The closing price per share of common stock as reported on the OTC Bulletin Board on October 8, 2003 was $6.90 per share.

(3) Mr. Smookler’s employment with Wave Wireless was terminated on March 10, 2005.

(4) Prior to joining Wave Wireless full time in April 2003, Mr. Rumsey was paid $8,000 as a consultant to Wave Wireless.

(5) Mr. Bletas was hired as Executive Vice President - Sales on March 21, 2005. He resigned from Wave Wireless, effective March 3, 2006.

OPTION GRANTS IN LAST FISCAL YEAR

During 2005, 550,000 restricted stock options were granted to its named executive officers. No stock options were granted to its named executive officers during the 2004 fiscal year. No stock appreciation rights were granted to these individuals during 2005 and 2004 fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The table below provides information with respect to Wave Wireless’ named executive officers concerning: (i) the options that they exercised in 2005 and (ii) the number and value of their unexercised options as of December 31, 2005.

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)(3)		Value of Unexercised In-The-Money Options at Fiscal Year End ($)(1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)(2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Sam Smookler	—	—	79,999	—	—	—
Don Meiners	—	—	44,513	30,555	—	—
Daniel W. Rumsey	—	—	42,778	30,555	—	—
James Bletas	—	—	—	—	—	—
Carlos A. Belfiore	—	—	48,268	34,731	—	—

(1) Based on the fair market value of the option shares at the 2005 fiscal year-end ($0.13 per share based on the closing selling price on the OTC Bulletin Board as of December 31, 2005) less the exercise price.

(2) Based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.

(3) The options are immediately exercisable for all the options shares. However, any shares purchased under the options are subject to repurchase by Wave Wireless, at the original exercise price paid per share, upon the optionee’s cessation of service prior to vesting in such shares.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

The Compensation Committee of the Board of Directors, as Plan Administrator of the 2004 Equity Incentive Plan, has the authority to provide for accelerated vesting of the shares of Common Stock subject to any outstanding options held by the Chief Executive Officer and any other executive officer or any unvested share issuances actually held by such individual, in connection with certain changes in control of Wave Wireless or the subsequent termination of the officer's employment following the change in control event.

On June 14, 2005, Wave Wireless entered into a letter agreement with George Roberts, Wave Wireless’ Chairman of the Board, terminating his Employment and Continuity of Benefits Agreement, dated May 31, 2001, which outlined his continued employment with Wave Wireless as Chairman of the Board following his resignation as Chief Executive Officer on May 30, 2001 (the “Roberts Agreement”). Under the terms of the letter agreement, in lieu of paying Mr. Roberts approximately $132,000 due him under the Roberts Agreement, Mr. Roberts received a warrant to purchase 600,000 shares of common stock of Wave Wireless at an exercise price of $.30 per share. In addition, Wave Wireless agreed to pay Mr. Roberts’ medical, dental and supplemental executive health care coverage for the remainder of Mr. Roberts’ natural life.

On January 17, 2006, Wave Wireless and Sam Smookler, Wave Wireless’ former President and Chief Executive Officer entered into a Settlement Agreement and Release of Claims, pursuant to which Wave Wireless and Mr. Smookler agreed to settle all claims under the terms of an agreement between the parties, dated July 25, 2003, providing for the employment of Mr. Smookler as President and Chief Executive Officer for a period of two years (“Settlement Agreement”). Mr. Smookler’s employment with Wave Wireless was terminated on March 10, 2005. Under the terms of the Settlement Agreement, Wave Wireless will pay Mr. Smookler $50,000 upon the earlier to occur of the receipt of at least $1.5 million in financing, or March 31, 2006. In addition, Wave Wireless has agreed to pay Mr. Smookler $3,750 for twenty months, with a balloon payment of $25,000 on September 1, 2007. Wave Wireless also issued Mr. Smookler a warrant to purchase 769,231 shares of its common stock at an exercise price of $.13 per share.

Wave Wireless entered into a letter agreement with Daniel Rumsey, its Acting Chief Executive Officer, and former Vice President, General Counsel and Acting Chief Financial Officer, on March 22, 2006. Under the terms of the agreement, Mr. Rumsey’s severance agreement with Wave Wireless, as amended, terminated. The letter agreement provides for Mr. Rumsey’s resignation as the Acting Chief Executive Officer upon consummation of the WaveRider Merger, and the termination of his employment on March 31, 2006. On that date, Mr. Rumsey will be paid one-half of his deferred compensation owed him by Wave WIreless, or $25,000, and the remaining $25,000 will be paid him on April 30, 2006. In addition, upon termination, Wave Wireless is obligated to pay Mr. Rumsey (i) one-half of his base salary for a period of twelve months; (ii) his COBRA obligations for twelve months; and (iii) all stock options and restricted stock to which Mr. Rumsey is entitled shall vest 100%.

Wave Wireless entered into an agreement with Dr. Carlos Belfiore, its Vice President of Engineering and Chief Technical Officer, on October 20, 2003. Under the terms of the agreement, Dr. Belfiore is paid a base salary of $138,000 per year. Dr. Belfiore was also paid a cash bonus equal to 30% of his base salary on January 15, 2005. The agreement also provided for the grant of an option to purchase 91,666 shares of Common Stock of Wave Wireless, which amount was reduced to 80,000 due to limitations in Wave Wireless’ 1995 Stock Option/Stock Issuance Plan. Wave Wireless granted Dr. Belfiore a warrant to purchase 11,666 shares of Common Stock, thereby making up the difference between the 91,666 shares granted by the Board of Directors, and the 80,000 actually issued under the Plan. In the event Dr. Belfiore's employment is terminated at any time without cause, Wave Wireless is obligated to pay Dr. Belfiore his salary for six months following such termination, and all options previously granted to Dr. Belfiore continue to vest in accordance with their terms and conditions for a period of two years following the date of such termination. Following a change in control of Wave Wireless, Wave Wireless is obligated to pay Dr. Belfiore his base salary for a period of one year, and his options shall automatically accelerate so that each option becomes fully vested and immediately exercisable for the total number of shares subject to the option. A change in control will be deemed to occur under the agreements upon: (a) a merger or consolidation in which Wave Wireless is not the surviving entity; (b) the sale, transfer or other disposition of all or substantially all of the assets of Wave Wireless in complete liquidation or dissolution of Wave Wireless; (c) a reverse merger in which Wave Wireless is the surviving entity but in which securities representing fifty percent (50%) or more of the total combined voting power of Wave Wireless’ outstanding securities are transferred to persons different from the persons holding those securities immediately prior to such merger; and the acquisition, directly or indirectly by any person or related group of persons of beneficial ownership of securities possessing more than thirty percent (30%) of Wave Wireless’ outstanding voting securities pursuant to a tender or exchange offer made directly to Wave Wireless’ stockholders.

Wave Wireless entered into a letter agreement with Don Meiners, its current President and former Vice President of Operations, on March 22, 2006. Under the terms of the letter agreement, in the event that Mr. Meiners’ employment is terminated at any time, voluntarily or involuntarily, Wave Wireless is obligated to pay his base salary for a period of three months, and his COBRA obligations for six months. In the event his employment is terminated involuntarily, all stock options and restricted stock previously granted to Mr. Meiners shall vest 100%. In the event his employment is voluntarily terminated, all his restricted stock and stock options will continue to vest for a period of six months following the date of termination.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning the beneficial ownership of Wave Wireless common stock and Series E Preferred Stock as of January 20, 2006 by each of the following:

o each person known by Wave Wireless to be the beneficial owner of 5% of more of its outstanding shares of Common Stock, Series E Preferred Stock;

o each of Wave Wireless’ named executive officers;

o each of Wave Wireless’ directors; and

o all of Wave Wireless’ executive officers and directors as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, Wave Wireless believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock and Series E Preferred Stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 22,461,684 shares of common stock and approximately 923.1 shares of Series E Preferred Stock outstanding as of January 20, 2006. Shares of common stock subject to convertible notes, warrants and options that are currently convertible or exercisable within 60 days of January 20, 2006 are considered outstanding and beneficially owned by the stockholder who holds those convertible notes, warrants or options for the purpose of computing the percentage ownership of that stockholder but are not treated as outstanding for the purpose of computing the percentage ownership of any other stockholder. Unless otherwise indicated below, the address of each stockholder listed below is 1996 Lundy Avenue, San Jose, California 95131.

	Common Stock			Series E Convertible Preferred Stock
Name and Address of Beneficial Owner	Shares Issuable Pursuant to Convertible Notes, Warrants and Options Exercisable Within 60 Days of January 20, 2006	Number of Shares Beneficially Owned (Including the Number of Shares Shown in the First Column)	Percentage of Shares Outstanding	Number of Shares Beneficially Owned (1)	Percentage of Shares Outstanding

North Sound Legacy Institutional Fund LLC 1209 Orange Street Wilmington, DE 19801 (2)	888,541	2,311,672	9.9%	—	—
North Sound Legacy International Fund Ltd. Bison Court, Roadtown Tortola, BVI (2)	888,541	2,311,672	9.9%	—	—
SDS Capital Group SPC, Ltd. 113 Church Street PO Box 134GT Grand Canyon, Cayman Islands	2,196,122	2,441,122	9.9%	—	—
Bryan Family Partnership II Ltd. 5450 Thornwood Drive, Ste G San Jose, CA 95123	2,000,000	2,185,378	8.9%	—	—
Whalehaven Capital Fund Ltd. PO Box HM 2257, 3rd Floor Par La Ville Place 14 Par-La-Ville Road Hamilton HM JX, Bermuda	1,157,331	1,157,331	4.9%	—	—
Agilent Financial Services, Inc. 1 CIT Drive, MS4110A Livingston, NJ 07039	178,571	178,571	*	555.8	60.2%
Able Electronics Corporation 31033 Huntwood Avenue Hayward, CA 94544	—	—	—	367.3	39.8%
Frederick R. Fromm	18,644	113,544	*	—	—
R. Craig Roos	10,888	143,216	*	—	—
George P. Roberts	664,141	798,463	3.55%	—	—
Daniel W. Rumsey	180,889	255,889	1.14%	—	—
Richard Reiss	—	70,000	*	—	—
Don Meiners	170,624	235,660	1.05%	—	—
Sam Smookler (3)	912,479	921,645	*	—	—
Carlos A. Belfiore	182,159	247,159	1.2%	—	—
James D. Bletas (4)	120,000	185,000	*	—	—
All current directors and executive officers as a group (7 persons)	2,259,824	2,970,576	13.23%	—	—
* Less than 1%.
(1) There are no outstanding warrants or options to purchase shares of Series E Convertible Preferred Stock.

(2) Includes shares beneficially owned by North Sound Legacy Fund LLC, North Sound Legacy Institutional Fund LLC, and North Sound International Fund Ltd.

(3) Mr. Smookler’s employment with Wave Wireless was terminated effective March 10, 2005.

(4) Mr. Bletas’ resigned from Wave Wireless, effective March 3, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

We have listed the exhibits filed as part of this Annual Report on From 10-KSB in the accompanying exhibit index, which follows the signature page to this Annual Report. The exhibits marked with an asterisk (*) are included with and filed as part of this Annual Report on Form 10-KSB. The exhibits marked with a double asterisk (**) are management contracts or compensatory plans or arrangements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Aidman, Piser & Company ("Aidman Piser") has been retained by the Audit Committee as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2005. The aggregate fees Aidman Piser billed us in 2005 for audit services, including for review of our interim financial statements, post-report review procedures and the issuance of consents in connection with the filing of registration statements, was $146,500.

AUDIT-RELATED FEES

Wave Wireless did not engage Aidman Piser for any non-audit related services in 2005, including tax compliance, tax advisory or any other tax planning or other services.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Wave Wireless Corporation

We have audited the accompanying consolidated balance sheet of Wave Wireless Corporation and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wave Wireless Corporation and subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The Company has incurred recurring net losses, has used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant reconfiguration of its operations to sustain its operations beyond March 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management's plans with regard to this uncertainty, including management's specific plans for restructuring and exit activities, are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida February 17, 2006, except for note 1, for which the date is March 23, 2006

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)

DECEMBER 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$380
Accounts receivable, net of allowances of $756	1,152
Inventory	197
Prepaid expenses and notes receivable	447

Total current assets	2,176

Property and equipment, net	622
Goodwill	11,990
WaveRider note receivable	250

Total assets	$15,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,683
Other accrued liabilities	2,521
Deferred revenue	862
Liabilities of discontinued operations	184
Notes payable	1,657
Current maturities of long-term debt	2,379

Total current liabilities	9,286
Long-term debt, less current maturities	1,544

Total liabilities	10,830

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
Series E Preferred Stock	332
Series F Preferred Stock	661
Series G Preferred Stock	3,344
Common stock, par value $0.0001 per share
250 million shares authorized; 22,162 shares issued; 22,132 shares outstanding	2
Treasury stock, at cost; 30 shares	(74)
Additional paid-in capital	383,778
Accumulated deficit	(383,835)

Total stockholders' equity	4,208

Total liabilities and stockholders' equity	$15,038
The accompanying notes are an integral part of these consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2005	2004
Sales	$11,807	$24,175
Cost of sales	8,485	18,720
Gross profit	3,322	5,455
Operating expense:
Research and development	2,982	4,976
Selling and marketing	3,139	6,772
General and administrative	3,497	4,552
Restructuring charges	5,597	--
Total operating expenses	15,215	16,300
Loss from operations	(11,893)	(10,845)
Other income (expenses):
Interest expense	(960)	(687)
Other income, net	271	8,252
Loss from continuing operations	(12,582)	(3,280)
Income tax benefit	--	--
Loss before discontinued operations	(12,582)	(3,280)
Loss from discontinued operations	--	(40)
Net loss	(12,582)	(3,320)
Preferred stock accretions	(3,287)	(2,392)
Preferred stock dividends	(541)	(156)
Net loss attributable to common stockholders	$(16,410)	$(5,868)
Basic and diluted loss per common share:
Loss from continuing operations	$(1.04)	$(0.56)
Loss from discontinued operations	--	--
Basic and diluted loss per common share	$(1.04)	$(0.56)
Shares used in basic and diluted per share computation	15,814	10,429

The accompanying notes are an integral part of these consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2005 AND 2004

(In thousands)

	Shares				Amount
	Common	Preferred E	Preferred F	Preferred G	Common	Preferred E	Preferred F	Preferred G	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2003	6,738	-	-	-	$20	$-	$-	$-	$373,186	$(74)	$(363,173)	$(206)	$9,753

Preferred series C Conversion	2,275				6				517				523
Placement warrants converted to common stock	182				1								1
Warrant issuance net of expense of $187	2,600				8				2,420				2,428
Warrants issued in connection with debentures									307				307
Accretion of preferred stock:
Series B											(208)		(208)
Series C											(2,184)		(2,184)
Foreign currency translation adjustments												208	208
Net loss											(3,320)		(3,320)

Balance at December 31, 2004	11,795	-	-	-	35	-	-	-	376,430	(74)	(368,885)	2	7,508

Preferred series C converted to common	34				3				5				8
Warrants in connection with notes payable									44				44
Warrants for former officer settlement									93				93
Preferred Series B converted to common	382								1,708				1,708
Preferred Series E issued in exchange for vendor payables		0.9				332							332
Preferred Series F converted to common	1,120						(189)		189				-
Preferred Series G, common stock and warrants issued to redeem Preferred Series C	7,090			5.6	1			2,839	2,838		(2,008)		3,670
Preferred Series G and warrants issued to redeem Preferred Series D				1.0				360	180		1,460		2,000
Preferred Series F and common stock issued for debt payments	628		0.3		2		850		196				1,048
Warrants issue with lease settlement									233				233
Warrants issued in connection with investor bank promissory note, net of expense									549				549
Warrants issued in lieu of debt payment									552				552
Warrants issued for debt payment penalty									165				165
Issue common stock for vendor settlement	184								20				20
Issue common stock in lieu of debt payment	372								59				59
Issue restricted stock	550								82				82
Adjustment for 1:30 reverse stock split					(39)				39				-
Redeemable Preferred stock accretions through date of redemption											(1,279)		(1,279)
Exercise of stock options	7				-				-				-
Preferred Series C dividends								145	396		(541)		-
Foreign currency translation adjustments												(2)	(2)
Net loss											(12,582)		(12,582)

	22,162	0.9	0.3	6.6	$2	$332	$661	$3,344	$383,778	$(74)	$(383,835)	$-	$4,208
The accompanying notes are an integral part of these financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(12,582)	$(3,320)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation expense	550	1,489
(Gain) loss on sale of equipment	(238)	167
Gain on sale of patent	(400)	--
Loss on debt extinguishment	13	--
Warrant expense	408	--
Inventory valuation and other charges	56	916
Asset impairment and other restructuring charges	5,597	--
Loss on discontinued operations	--	40
Stock-based compensation	93	--
Gain on vendor settlements, included in other income (expenses), net	--	(964)
Gain on settlement of contract	--	(7,500)
Amortization of debt discount	175	138
Bad debt expense	336	--
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,447	2,048
Inventory	1,482	(172)
Prepaid expenses and other assets	1,072	349
Accounts payable	(1,104)	(1,011)
Other accrued liabilities	(2,534)	(1,327)
Deferred revenue	750	--
Net cash flows from operating activities	(4,879)	(9,147)
Cash flows from investing activities:
Acquisition of property and equipment	(44)	(321)
Proceeds from sale of patent	400	--
Proceeds from sale of property and equipment	482	829
Proceeds from sales of Speedcom common stock	--	100
Purchase WaveRider Note	(250)	--
Net cash flows from investing activities	588	608
Cash flows from financing activities:
Payments of notes payable	(716)	--
Proceeds from (repayment of) loan payable to bank	759	(1)
Proceeds from exercise of warrant offers, net of expenses	--	2,434
Proceeds from convertible notes	850	--
Proceeds from debentures	1,700	3,300
Payments on debentures	(200)	--
Payments under capital lease obligations	--	(1,052)
Net cash flows from financing activities	2,393	4,681
Effect of exchange rate changes on cash	(2)	(47)
Net decrease in cash and cash equivalents	(1,900)	(3,905)
Cash and cash equivalents at beginning of the year	2,280	6,185
Cash and cash equivalents at end of the year	$380	$2,280

The accompanying notes are an integral part of these financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  THE COMPANY, LIQUIDITY AND MANAGEMENT'S PLANS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wave Wireless Corporation ("Wave Wireless" or the "Company") was incorporated in Delaware on August 23, 1991 to engage in the design, manufacture and marketing of millimeter network access wave radio systems for use in the worldwide wireless telecommunications market. See Note 8 for sales and other information by geographic area.

On November 16, 2005, Wave Wireless announced its intent to merge with WaveRider Communications Inc. (the “WaveRider Merger”). A definitive Agreement and Plan of Merger was executed on January 3, 2006. The WaveRider Merger was approved by WaveRider stockholders at a special meeting of stockholders of WaveRider held on March 20, 2006. Assuming the satisfaction of other conditions to closing, WaveRider will merge with a wholly owned subsidiary of Wave Wireless, with WaveRider surviving the merger, and becoming a wholly owned subsidiary of Wave Wireless. Following the WaveRider Merger, former security holders of WaveRider will own approximately 50% of the outstanding shares of Wave Wireless common stock on a fully diluted basis.

LIQUIDITY AND MANAGEMENT'S PLANS

Wave Wireless has been experiencing challenging operating conditions in recent years as a result of the continuing depressed telecommunications equipment market; such conditions have persisted since approximately 2000. These conditions, coupled with a significant continuing legacy cost structure, which includes, among other costs, higher than market occupancy costs, have resulted in substantial losses and the use of substantial amounts of cash in operations. Notwithstanding significant liability restructuring activities in recent years, during the years ended December 31, 2005 and 2004, Wave Wireless recorded losses from continuing operations of ($12.6) million and ($3.3) million, respectively, and used ($4.9) million and ($9.1) million cash, respectively, in supporting its operating activities at their current levels.

At December 31, 2005, Wave Wireless had a working capital deficit of $7.1 million, compared to working capital of approximately $1.3 million at December 31, 2004. Our principal sources of liquidity at December 31, 2005 consisted of available borrowings under our Credit Facility, and approximately $380,000 of cash and cash equivalents, compared to approximately $2.3 million in cash and cash equivalents at December 31, 2004, and proceeds from the issuance of certain Convertible Notes. Additionally, the Company is in default with required payments on $655,000 of its notes payable.

Considering our projected cash requirements, our available cash will be inadequate to satisfy Wave Wireless’ cash requirements through the end of the quarter ending March 31, 2006. To address our immediate working capital requirements, we will continue to access available borrowings under our existing Credit Facility, which has limitations, and will continue to seek additional equity and/or debt financing through the issuance of additional Convertible Notes. There are currently no formal committed financing arrangements to support Wave Wireless’ projected cash shortfall, including commitments to purchase additional Convertible Notes. These negative trends and conditions raise substantial doubt about our ability to continue as a going concern.

It is currently anticipated that the Convertible Notes issued to date, as well as any additional Convertible Notes issued to provide for Wave Wireless’ immediate working capital needs, will convert into an equity-based financing that Wave Wireless intends to consummate in connection with or promptly following consummation with the proposed WaveRider Merger (“Equity Financing”). Wave Wireless intends to use the proceeds from the proposed Equity Financing to settle certain commitments of Wave Wireless, and to provide for Wave Wireless’ working capital requirements. While we are actively seeking additional equity and/or debt financing, and negotiating with certain of our largest creditors, there are currently no commitments. In the event Wave Wireless is unable to consummate the Equity Financing prior to March 31, 2006, the Convertible Notes will become due and payable. There can be no assurances that Wave Wireless will be successful in closing an Equity Financing prior to March 31, 2006. In the event Wave Wireless is unsuccessful in closing an Equity Financing, we intend to seek waivers of default from the holders of the Convertible Notes. There can be no assurances that we will be successful in obtaining such waivers. In the event management is unsuccessful in its plans to issue additional Convertible Notes, raise additional capital in the immediate term, or obtain waivers from the holders of the Convertible Notes in the event an Equity Financing is not consummated by March 31, 2006, Wave Wireless will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if Wave Wireless is unable to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Wave Wireless and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

FOREIGN CURRENCY

The value of the United States dollar rises and falls day-to-day on foreign currency exchanges. Since Wave Wireless does business in foreign countries, these fluctuations affect Wave Wireless’ financial position and results of operations. Assets and liabilities of our foreign subsidiaries were translated from their local currencies into United States dollars at exchange rates in effect at the respective balance sheet date. Income and expense accounts are translated from their local currencies into United States dollars at average exchange rates for the respective period. At December 31, 2005, Wave Wireless no longer any active subsidiaries outside to United States.

Accumulated net translation adjustments were recorded as a component of comprehensive income (loss) in stockholders' equity (deficit). Foreign exchange transaction gains and losses are included in the results of operations in the periods incurred, and were not material in all periods presented. Wave Wireless does not enter into any contracts to hedge the effects of foreign currency exchange fluctuations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of cash, accounts receivable and payable, debt and accrued liabilities at December 31, 2005 and 2004 approximated their respective historical cost due to the short-term maturities.

CASH AND CASH EQUIVALENTS

Wave Wireless considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Wave Wireless records an allowance for doubtful accounts receivable based on our general collection history and specifically identified amounts that management believes to be uncollectible. Wave Wireless has a limited number of customers with individually large amounts due at any given balance sheet date. However, any unanticipated change in one of those customer's credit worthiness could have a material adverse effect on Wave Wireless’ results of operations in the period in which such changes or events occur and losses become estimable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

REVENUE RECOGNITION

Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product provided no significant obligations remain and collection is probable. Shipping and handling costs related to our product sales are included as a component of cost of sales. Wave Wireless has not experienced material returns of products. Wave Wireless warrants its products and provides parts and labor to repair any manufacturing defects on its equipment for a period of one year to three years. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized. (See Note 2)

INVENTORY

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

GOODWILL

Goodwill at December 31, 2005 represents the excess of the purchase price over the fair values of net assets acquired in connection with the acquisition of substantially all of the operating assets and certain liabilities of SPEEDCOM Wireless Corporation, on December 10, 2003. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for Wave Wireless is at the enterprise level. The annual goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of Wave Wireless, as determined using its trading market prices and other valuation methodologies, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that Wave Wireless’ management determines that the value of goodwill has become impaired using this approach, Wave Wireless will record a charge for the amount of the impairment. No impairment of goodwill resulted from this measurement approach immediately following the SPEEDCOM acquisition. Wave Wireless perform this test annually, on the last day of the fourth quarter of each year.

No impairment of goodwill was recorded in 2004 or 2005 because the fair value of the combined business units exceeded the goodwill-carrying amount. Our determination in 2005 was based on a valuation completed by an outside consulting firm using estimates and assumptions provided by management, which we believe to be reasonable but that are unpredictable and inherently uncertain. Actual results may differ from those estimates.

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

COMPREHENSIVE INCOME (LOSS)

Under Statements on Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), Wave Wireless is required to display comprehensive income and its components as part of our full set of financial statements. Comprehensive income comprises net income (loss) and other comprehensive income (loss) items. Other comprehensive income (loss) includes certain changes in equity of Wave Wireless that are excluded from net income (loss). Specifically, SFAS 130 requires adjustments arising from Wave Wireless’ foreign currency translation, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss). The following table reflects comprehensive loss for the years ended December 31, 2005 and 2004:

	2005	2004
Net Loss	$(12,582)	$(3,320)
Foreign currency translation adjustment	(2)	208
Comprehensive loss	$(12,584)	$(3,112)

ACCOUNTING FOR STOCK-BASED COMPENSATION

Wave Wireless accounts for and reports its stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"), and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of its stock at the date of grant over the stock option exercise price. Wave Wireless accounts for stock issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, stock awards issued to non-employees are accounted for at their fair value on the date issued.

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 for each year ending December 31:

	2005	2004

Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders, as reported	$--	$--
Loss attributable to common stockholders, as reported	($ 16,410)	($ 5,868)

Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS 123) had been applied to all awards	($484)	($ 1,940)

Pro forma net loss attributable to common stockholders, if the fair value method had been applied to all awards	($16,894)	($ 7,808)

Net loss attributable to common stockholders per common share, as reported	$(1.04)	$(0.56)

Pro forma net loss attributable to common Stockholders per common share, if the fair value method had been applied to all awards	$(1.07)	$(0.75)

The fair value of each option and warrant grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005: expected volatility of 142%; weighted-average risk-free interest rates of 3.8%, weighted-average expected lives of 4.0 years and a zero dividend yield. The following assumptions were used for grants in 2004: expected volatility of 128%; weighted-average risk-free interest rates of 2.8%, weighted-average expected lives of 4.0 years and a zero dividend yield.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMER INFORMATION

Financial instruments that potentially subject Wave Wireless to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. As of December 31, 2005, Wave Wireless has $376,000 on deposit in Silicon Valley Bank. The failure of this bank may result in a substantial loss of these deposits.

Wave Wireless has sold most of its products in international markets. Sales to several customers have been denominated in British Pounds Sterling and Euro. At December 31, 2005 and 2004, accounts receivable from these customers represented 61% and 40%, respectively, of total accounts receivable. Any gains or losses that arise in the translation of foreign denominated financial instruments are included in operations each period when measurable.

Wave Wireless performs credit evaluations of its customers' financial condition to determine the customer's credit-worthiness. Sales are then generally made either on 30 to 90 day payment terms, COD or pursuant to letters of credit. Wave Wireless extends payment terms to international customers of up to 90 days, which is consistent with prevailing business practices.

During the years ended December 31, 2005 and 2004, the company had five customers representing in excess of 10% of sales and accounts receivables as follows:

	2005	2004
Customer A
Sales	27%	13%
Accounts receivables	9%	5%

Customer B
Sales	12%	25%
Accounts receivables	4%	44%

Customer C
Sales	10%	1%
Accounts receivables	20%	7%

Customer D
Sales	10%	12%
Accounts receivables	3%	13%

Customer E
Sales	5%	15%
Accounts receivables	--	28%

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, Accounting for Share Based Payments. Statement 123R establishes revised accounting standards for employee-stock based compensation measurement that requires employee stock-based compensation be measured at the fair value of the award, replacing the intrinsic approach currently available to companies under Statement 123. Compensation cost continues to be recognized over the period during which the employee is required to provide service. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005. Wave Wireless accounts for options issued to employees using the intrinsic approach. Implementation of this new standard is currently expected to result in increases in future compensation expense. However, such effect is not currently estimable.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Wave Wireless in the first quarter of fiscal 2006. Wave Wireless is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

2.  SELECTED BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS

Inventory, net of reserves, consists of the following at December 31, 2005 (in thousands):

Raw materials	$48
Work-in-process	73
Finished goods	76
$197

A summary of inventory reserve activities is as follows for the two years ended December 31, 2005 (in thousands):

		Additions
	Balance at	Charged to	Deductions
	Beginning	Statement	From	Balance at
	of Year	of Operations	Reserves(1)	End of Year
Year ended December 31, 2004	$27,119	$916	$(3,746)	$24,289
Year ended December 31, 2005	$24,289	$3,043	$(13,385)	$13,947

(1)	Primarily scrapped inventory.

Property and equipment consists of the following at December 31, 2005 (in thousands):

	Useful life
Tooling and test equipment	3 - 5 years	$19,606
Computer equipment	3 years	6,051
Furniture and fixtures	5 years	2,181
Land and buildings and leasehold improvements	5 to 7, and 33 years	620
Construction in process		15
		28,473
Less: Accumulated depreciation and amortization		(27,851)
		$622

Depreciation expense for the years ended December 31, 2005 and 2004 amounted to $0.6 million and $1.5 million, respectively.

Other accrued liabilities consist of the following at December 31, 2005 (in thousands):

Purchase commitment	$621
Accrued employee benefits	690
Value added tax (“VAT”)payable	189
Accrued warranty (a)	341
Accrued rent	12
Florida lease cancellation	210
Other	458
$2,521

(1) A summary of product warranty reserve activity is on the next page:

2005
Balance at January 1,	$493
Additions relating to product sold	287
Payments	(439)
Balance at December 31,	$341

Other income (expense), net consists of the following for each year ended December 31 (in thousands):

	2005	2004
Gains (losses) on settlements of accounts payable and liabilities	$(82)	$8,300
Gains (losses) on disposals of property and equipment	238	(30)
Gain on sale of patents for licensed products	400	--
Gains (losses) on transactions denominated in foreign currencies	(342)	(143)
Other income (expenses), net	57	125
Total other income, net	$271	$8,252

3. NOTES PAYABLE

Notes payable consist of the following at December 31, 2005 (in thousands):

Note payable, bank (Silicon Valley Bank);
advances under this “Credit Facility” bear interest
at prime plus 3.5%; matures March 2006. (1)	$759

Convertible subordinated notes payable, net of
$607 unamortized discount; principal
and accrued interest at 10% due March 2006. (2)	243

Note payable - Siemens; in default (3)	350

Note payable, former vendor; due in monthly
installments of $35,000 through June 2006; in default.	305

$1,657

(1) The Credit Facility consists of a Loan and Security Agreement for a $2.5 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import (“EXIM”) program for a $2.5 million borrowing line based on export related inventories and receivables. On June 29, 2005, the Credit Facility was amended, resulting in reduction in borrowings availability based on domestic receivables from $1.0 million to $500,000, and a reduction in borrowing availability under the EXIM program from $3.0 million to $2.0 million. As amended, the Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines. The Credit Facility is secured by all of our receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment. As of December 31, 2005, we were in compliance with the loan covenants established in the Credit Facility.

(2) Under the terms of the Convertible Notes, the holders have the option to convert the outstanding balance due under the terms of the Convertible Notes into shares of common stock of Wave Wireless at a price per share of $0.15 at any time the Convertible Notes remain outstanding. In addition, the outstanding principal amounts and all accrued but unpaid interest under the terms of the Convertible Notes automatically convert into any shares issued in an equity or equity-based financing with gross proceeds of at least $2,500,000 (“Equity Financing”). For purposes of determining the number of equity securities to be received by the holders upon such conversion, the holders shall be deemed to have tendered 120% of the outstanding balance of the Convertible Notes as payment of the purchase price in the Equity Financing. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 1,875,000 shares of common stock of Wave Wireless at an exercise price of $.20 per share. The notes have been discounted for the relative fair value of the warrants issued and the intrinsic value of beneficial conversion features associated with the notes. Such discounts are being amortized over the life of the notes using the effective interest method.

(3) Under a joint license and development contract, Wave Wireless determined that an Original Equipment Manufacturer agreement with Seimans Aktiengesellchaft (“Siemens”) provided for payments of $8.0 million, specifically earmarked for marketing our products under a joint license and development contract. Accordingly, beginning in 1998, Wave Wireless had recorded a liability of $3.0 million, and this was increased to $8.0 million in 1999. As of December 31, 2003, the liability of $8.0 million under this arrangement remained. Wave Wireless entered into a settlement agreement with the vendor in July 2004. Under the terms of the Settlement Agreement, Wave Wireless agreed to pay Siemens $500,000, of which it paid $100,000 on October 1, 2004. Wave Wireless was obligated to pay an additional $100,000 upon the earlier of the receipt of financing by Wave Wireless equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005. As of December 31, 2004, the remaining liability under this arrangement was $400,000. Wave Wireless did not make the December 31, 2004 $100,000 payment but did make the first two monthly payments of $25,000 each in January and February 2005. Wave Wireless has made no other payments to Siemens. The amount due Siemens as of December 31, 2005 is $350,000, which bears interest at 7%.

4. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2005 (in thousands):

Debenture notes payable, net of $56,000 unamortized discount;
bears interest at 8% through April 2006 and 10% thereafter
through maturity in December 2007 (1)	$3,578

Note payable - Agilent (2)	272

Other	73
3,923

Less current maturities	(2,379)

$1,544

(1) On November 3, 2004, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with a purchaser (“Purchaser”) whereby the Purchaser agreed to purchase debentures in the aggregate principal amount of up to $5,000,000 (the “Notes”) (the “Debenture Financing”). In addition, Wave Wireless agreed to issue warrants to purchase in the aggregate up to 800,000 shares of Wave Wireless’ common stock. The warrants had an initial exercise price of $1.50 and a term of five years. Interest accrues under the terms of the Notes at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the original maturity date of the Notes, December 31, 2006. The Purchase Agreement provided that the Notes and warrants be issued in multiple closings prior to December 31, 2004, and that payments of principal and accrued interest under the Notes would be amortized and paid by Wave Wireless over a period of eight quarters in either cash or shares of Wave Wireless’ common stock, with the first amortization payment due March 31, 2005. The total number of shares of Wave Wireless’ common stock that could be used to make the required amortization payments under the terms of all outstanding Notes is 6,000,000. The first closing took place on November 26, 2004, and consisted of a $3,300,000 Note and warrants to purchase 528,000 shares of Wave Wireless’ common stock. The remaining closings took place after December 31, 2004, with the second and third closings on March 21, 2005 and March 31, 2005, which consisted of Notes for $250,000 and $600,000, and warrants to purchase 40,000 and 96,000 of Wave Wireless’ common stock, respectively. The fourth and fifth closings took place on May 2, 2005, and June 30, 2005, and consisted of Notes for $350,000 and $500,000, and warrants to purchase 56,000 and 80,000 of Wave Wireless’ common stock, respectively.

On April 1, 2005, the first amortization payment date, the total principal and accrued interest due the Purchaser under the terms of the Notes on such date was $524,396, and was paid $200,000 in cash. The remaining $324,396 was paid in 627,676 shares of Wave Wireless’ common stock, and 40.799 shares of Wave Wireless’ Series F Preferred Stock, convertible into 815,980 shares of Wave Wireless’ common stock. Wave Wireless owed $719,473 in principal and accrued interest on June 30, 2005, the second amortization date. On that date, Wave Wireless issued 209.201 shares of Wave Wireless’ Series F Preferred Stock, convertible into 4,184,020 shares of common stock. As a result of this issuance, Wave Wireless owed the Purchaser $225,100 in principal and accrued but unpaid interest on the second amortization date, which amount the Purchaser agreed to add to the total amount owed the Purchaser under the terms of the Notes.

On November 10, 2005, Wave Wireless and the Purchaser of Notes issued under the Debenture Agreement exchanged all issued and outstanding Notes for and in consideration for the issuance to the Purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old Notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrues on such debt at an annual interest rate of 8%, and this rate increases to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. Payments of principal and accrued interest under the New Note is amortized and paid by Wave Wireless over a period of eight quarters in either cash or shares of Wave Wireless’ common stock, with the first amortization payment due December 31, 2005.

In consideration for allowing borrowings under the Purchase Agreement after December 31, 2004, and for waiving, among other things, certain other conditions to additional draws under the Purchase Agreement, Wave Wireless lowered the exercise price of the warrants from $1.50 to $.0001 per share on November 10, 2005.

On December 31, 2005, we issued 5,517,243 common stock warrants at a weighted average exercise price of $0.05 in place of the scheduled cash payment of $602,000 in December 2005 for a gain of $51,000.

(2) On November 30, 2004, Agilent Financial Services (“Agilent”) entered into an agreement with us to restructure $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; with the balance payable in sixteen monthly payments of $92,187 beginning January 1, 2005, up to and including April 1, 2006. In addition, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years. On March 31, 2005, Wave Wireless and Agilent entered into an agreement whereby one half of the remaining debt of $1,111,599 will be paid in equal payments over eighteen months beginning April 1, 2005, with the other half paid in the form of 555.799 shares of Series E Convertible Preferred Stock, convertible at any time at the option of the holder into common stock equal to the quotient obtained by dividing the liquidation preference amount of the shares to be converted by the conversion price. The Series E Preferred Stock was authorized and issued in the quarter ending June 30, 2005, and Wave Wireless recorded a gain on the conversion of $355,712.

Annual long-term debt maturities are as follows (in thousands):

Year Ending December 31,
2006	$2,379
2007	1,533
2008	11
$3,923

5.  STOCKHOLDERS' EQUITY

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

During the year ended December 31, 2005, Wave Wireless converted all of its outstanding Series B Preferred Stock into common stock, all of its Series C Preferred Stock into a specified number of Series G Preferred Stock and common stock or Warrants for common stock, and all of its Series D Preferred Stock into a specified number of Series G Preferred Stock and Warrants for common stock.

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

SERIES B REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On August 4, 2003, as a result of the restructuring of its Convertible Notes, the principal amount and accrued interest of $21,138,000 was converted into approximately 1,000,000 shares of Series B Convertible Preferred Stock with a stated value of $21.138 per share. Each share of Series B Convertible Preferred Stock converts into a number of shares of Wave Wireless’ common stock equal to the stated value divided by $6.00. Certain holders of Series B Convertible Preferred Stock agreed to convert the Series B Convertible Preferred Stock into common stock upon receipt of stockholder approval to increase the number of authorized shares of Wave Wireless’ common stock to allow for conversion of the Series B Preferred Stock. Wave Wireless received the stockholder approval on December 2, 2003 and these holders converted their Series B Convertible Preferred Stock into common stock. If declared, the holders of the Series B Preferred Stock shall be entitled to receive dividends payable out of funds legally available therefore. Holders of Series B Preferred Stock shall share pro rata in all dividends and other declared distributions. The basis of distribution shall be the number of shares of common stock that the holders would hold if all of the outstanding shares of Series B Preferred Stock had converted into common stock.

Any time after January 31, 2004 and subject to certain limitations, Wave Wireless could require the then remaining holders of Series B Preferred Stock to convert all outstanding shares of Series B Preferred Stock into shares of common stock, in accordance with the optional conversion formula, and all of the following conditions were met:

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

o Upon the occurrence of the following events, the holders of Series B Preferred Stock may require Wave Wireless to purchase their shares of Series B Preferred Stock for cash:

o Company fails to remove any restrictive legend on any common stock certificate issued to Series B Preferred stockholders upon conversion as required by the Certificate of Designation;

o Company makes an assignment for creditors or applies for appointment of a receiver for a substantial part of its business/property or such receiver is appointed;

o Bankruptcy, insolvency, reorganization or liquidation proceedings shall be instituted by or against Wave Wireless;

o Company sells substantially all of its assets;

o Company merges, consolidates or engages in a business combination with another entity that is required to be reported pursuant to Item 1 of Form 8-K (unless Wave Wireless is the surviving entity and its capital stock is unchanged);

o Company engages in transaction(s) resulting in the sale of securities whereby such person or entity would own greater than 50% of the outstanding shares of common stock of Wave Wireless (on a fully-diluted basis);

o Company fails to pay any indebtedness of more than $250,000 to a third party, or cause any other default which would have a material adverse effect on the business or its operations.

The Series B Preferred Stock ranked senior to the common stock, the Series A Preferred Stock and any class or series of capital stock of Wave Wireless created thereafter. The consent of the majority holders of the Series B Preferred Stock was required to create any securities that rank senior or pari passu to the Series B Preferred Stock. Upon a liquidation event, any securities senior to the Series B Preferred Stock shall receive a distribution prior to the Series B Preferred Stock and pursuant to the rights, preferences and privileges thereof, and the Series B Preferred Stock shall receive the liquidation preference with respect to each share. If the assets and funds for distribution were insufficient to permit the holders of Series B Preferred Stock and any pari passu securities to receive their preferential amounts, then the assets shall be distributed ratably among such holders in proportion to the ratio that the liquidation preference payable on each share bears to the aggregate liquidation preference payable on all such shares. If the outstanding shares of common stock are increased/decreased by any stock splits, stock dividends, combination, reclassification, reverse stock split, etc., the conversion price shall be adjusted accordingly. Upon certain reclassifications, the holders of Series B Preferred Stock shall be entitled to receive such shares that they would have received with respect to the number of shares of common stock into which the Series B Preferred Stock would have converted. If Wave Wireless issued any securities convertible for common stock or options, warrants or other rights to purchase common stock or convertible securities pro rata to the holders of any class of common stock, the holders of Series B Preferred Stock had the right to acquire those shares to which they would have been entitled upon the conversion of their shares of Series B Preferred Stock into common stock. The Series B Preferred Stock did not have voting rights.

A summary of Series B Preferred Stock activity is as follows (in thousands):
	Shares	Amount
Balances as of January 1, 2004	108	$1,361
Preferred stock accretions to accrete the fair value to the stated value	--	208
Balances as of December 31, 2004	108	$1,569
Preferred Stock accretions to accrete the fair value to the stated value		139
September 2005 Conversion into Common Stock	(108)	(1,708)
Balances as of December 31, 2005	--	$--

(a) Wave Wireless, after consideration of several valuation models, determined the fair value of the preferred stock was an amount equal to the fair value of the number of common shares into which the Series B Preferred Stock was convertible into using the trading market price on the date the Series B Preferred Stock was issued.

(b) Wave Wireless accreted its Series B Preferred Stock to redemption value through periodic charges to retained earnings.

(c) The Series B Preferred Stock was classified as a mezzanine security, outside of stockholders’ equity in the accompanying consolidated balance sheets due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.

During the quarter ended September 30, 2005, all outstanding Series B Preferred Stock was converted into 381,914 shares of common stock.

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND WARRANTS

In October and December 2003, Wave Wireless issued approximately 10,000 shares of Series C Convertible Preferred Stock with a stated value of $1,750 per share, together with warrants to purchase approximately 4.6 million shares of common stock. Each share of Series C Convertible Preferred Stock converts into a number of shares of Wave Wireless’ common stock equal to the stated value divided by $3.00. Holders of Series C Convertible Preferred Stock were entitled to receive, out of legally available funds, dividends at the rate of 6% per annum beginning on the first anniversary of their date of issuance and 8% per annum beginning on the second anniversary of their date of issuance. Dividends were payable semi-annually, either in cash or shares of Wave Wireless common stock.

Each share of Series C Convertible Preferred Stock was convertible into a number of shares of common stock equal to the stated value, plus any accrued and unpaid dividends, divided by an initial conversion price of $3.00. This conversion price was subject to adjustment for any stock splits, stock dividends or similar transactions. The conversion price was also subject to adjustment in the event that Wave Wireless made a dilutive issuance of common stock or other securities that were convertible into or exercisable for common stock at an effective per share purchase price that is less than the conversion price of the Series C Preferred Stock in effect at the time of the dilutive issuance. The holders of Series C Preferred Stock could convert their shares into shares of common stock at any time. However, no holder of Series C Preferred Stock could convert its shares into shares of common stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of Wave Wireless outstanding common stock. In the event a holder is prohibited from converting into common stock under this provision due to the 9.999% ownership limitation discussed above, the excess portion of the Series C shall remain outstanding, but shall cease to accrue a dividend.

Subject to limitations above, the Series C Convertible Preferred Stock was also mandatorily convertible at the option of Wave Wireless 180 days after the effective date of a registration statement covering the shares of common stock issuable upon the conversion of the Series C Convertible Preferred Stock, and upon the satisfaction of the following conditions: (i) for ten consecutive days, the Common stock closes at a bid price equal to or greater than $6.00; (ii) the continued effectiveness of the registration statement; (iii) all shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock and Series C-1 and Series C-2 Warrants are authorized and reserved for issuance, are registered under the Securities Act for resale by the holders, and are listed or traded on the OTC Bulletin Board or other national exchange; (iv) there are no uncured redemption events; and (v) all amounts accrued or payable under the Series C Convertible Preferred Stock Certificate of Designation or registration rights agreement have been paid.

The investors of Series C were issued 233 Series C-1 Warrants and 233 Series C-2 Warrants for every share of Series C purchased. The C-1 Warrant has a term of five years and an initial exercise price of $4.50 per warrant, increasing to $5.40 per warrant beginning February 6, 2005. The Series C-2 Warrant has a term of five years and an initial exercise price of $5.40 per warrant, increasing to $6.60 per warrant beginning August 6, 2005. Subject to an effective registration statement, beginning twenty-four (24) months after the Effective Date, Wave Wireless may redeem the Series C-1 Warrants for $0.03 per Warrant if the Closing Bid Price of Wave Wireless’ common stock is equal to or greater than $10.80 for ten (10) consecutive trading days. Beginning February 6, 2007, Wave Wireless may redeem the Series C-2 Warrants for $0.03 per Warrant if the Closing Bid Price of Wave Wireless’ common stock is equal to or greater than $13.20 for ten (10) consecutive trading days. The Conversion Price of the Series C and the Exercise Price of the C-1 and C-2 Warrants shall be subject to adjustment for issuances of common stock at a purchase price less than the then-effective Conversion Price or Exercise Price, based on weighted average anti-dilution protection, subject to customary carve-outs (See Common Stock Warrants, below).

If Wave Wireless completes a private equity or equity-linked financing (the "New Financing"), the Series C holders may exchange any outstanding Series C at 100% of face value for the securities issued in the New Financing. Such right shall be voided in the event Wave Wireless raises $5.0 million of additional equity capital at a price of not less than $3.60 per share.

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

Upon the occurrence of the following events, (each a "Redemptive Event"), the holders of Series C Preferred Stock could have required Wave Wireless to purchase their shares of Series C Preferred Stock for cash:

o Wave Wireless fails to remove any restrictive legend on any common stock certificate issued to Series C Preferred Stock holders upon conversion as required by the Certificate of Designation and such failure continues uncured for five business days after receipt of written notice;

o Wave Wireless makes an assignment for the benefit of creditors or applies for appointment of a receiver for a substantial part of its business/property or such receiver is appointed;

o bankruptcy, insolvency, reorganization or liquidation proceedings shall be instituted by or against Wave Wireless and shall not be dismissed within 60 days of their initiation;

o Wave Wireless sells substantially all of its assets;

o Wave Wireless merges, consolidates or engages in a business combination with another entity that is required to be reported pursuant to Item 1 of Form 8-K (unless Wave Wireless is the surviving entity and its capital stock is unchanged);

o Wave Wireless engages in transaction(s) resulting in the sale of securities to a person or entity whereby such person or entity would own greater than fifty percent (50%) of the outstanding shares of common stock of Wave Wireless (calculated on a fully diluted basis);

o Wave Wireless fails to pay any indebtedness of more than $250,000 to a third party, or cause any other default which would have a material adverse effect on the business or its operations.

The Series C Preferred Stock ranked senior to the common stock, the Series A Preferred Stock, the Series B Preferred Stock and ranked pari passu with the Series D Preferred Stock. The consent of the majority holders of the Series C Preferred Stock was required to create any securities that rank senior or pari passu to the Series C Preferred Stock. If Wave Wireless liquidates, dissolves or winds up, the holders of Series C Preferred Stock and Series D Preferred Stock were entitled to receive the stated value of their shares plus all accrued and unpaid dividends prior to any amounts being paid to the holders of Series B Preferred Stock and Wave Wireless common stock. In addition, the holders of Series C Preferred Stock were entitled to share ratably together with the holders of the Series D Preferred Stock, the Series B Convertible Preferred Stock and Wave Wireless common stock in all remaining assets after the satisfaction of all other liquidation preferences. If the assets and funds for distribution are insufficient to permit the holders of Series C.

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

A summary of Series C Preferred Stock activities is as follows (in thousands):

	Shares	Amount
Balances as of December 31, 2003	10.0	$870
Preferred stock accretions to accrete the fair value to the stated value	--	2,184
Conversion of Series C Preferred Stock for 2,275 shares of common stock	(4.0)	(517)
Balance as of December 31, 2004	6.0	$2,537
Preferred Stock accretions to accrete the fair value to the stated value	--	1,319
Redemption of Series C Preferred Stock for 6.4 million shares of common stock, warrants to acquire 4.1 million shares of common stock and 5,258 shares of Series G preferred stock	(6.0)	(3,856)
Balances as of December 31, 2005	--	$--

(a) Wave Wireless, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series C Preferred Stock is convertible into using the trading market price on the date the Series C Preferred Stock was issued.

(b) Wave Wireless allocated proceeds between the Series C Preferred Stock and the Warrants based upon their relative fair values.

(c) The beneficial conversion feature was calculated using the adjusted conversion rate, following the allocation of proceeds to warrants discussed in item (b) above.

(d) Wave Wireless accretes its Series C Preferred Stock to redemption value through periodic charges to retained earnings.

(e) The Series C Preferred Stock was classified as a mezzanine security, outside of stockholders’ equity in the Company’s balance sheet due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.

During the quarter ended September 30, 2005, all outstanding Series C Preferred Stock was redeemed for approximately 6.4 million shares of common stock (exclusive of approximately 0.7 million shares of common stock issued for unpaid dividends), and 5,258 shares of Series G Preferred Stock (exclusive of 268 shares of Series G Preferred Stock for unpaid dividends) (“Series C Exchange”). In addition, due to certain limitations set forth in the Certificate of Designations for the Series C Preferred Stock, certain shareholders received warrants to purchase approximately 4.1 million shares of common stock at an exercise price of $0.001 per share (exclusive of warrants to purchase approximately 0.4 million shares of common stock at an exercise price of $.0001 per share for unpaid dividends), in lieu of shares of common stock otherwise required to be issued to such shareholders in connection with the Series C Exchange.

The excess of the fair value of the common stock, Series G Preferred stock and common stock warrants issued over the carrying value of the Series C Preferred stock redeemed was accounted for as an increase in net loss attributable to common stockholders through a charge to retained earnings.

SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

Wave Wireless has designated 2,000 shares of its preferred stock as Series D Convertible Preferred Stock. In December 2003, Wave Wireless issued the 2,000 shares of Series D Convertible Preferred Stock to redeem $2.0 million of notes payable assumed from the SPEEDCOM asset acquisition. The Series D Preferred Stock has a stated value of $1,000 per share. Each share of Series D Preferred Stock was convertible into a number of shares of common stock equal to the stated value divided by an initial conversion price of $4.50. This conversion price was subject to adjustment for any stock splits, stock dividends or similar transactions. The holders of Series D Preferred Stock could convert their shares into shares of common stock at any time. However, no holder of Series D Preferred Stock could convert its shares into shares of common stock if the conversion would result in the holder or any of its affiliates, individually or in the aggregate, beneficially owning more than 9.999% of Wave Wireless outstanding common stock.

Holders of Series D Preferred Stock were entitled to share pro-rata, on an as-converted basis, in any dividends or other distributions that may be declared by the board of directors of Wave Wireless with respect to the common stock. If Wave Wireless liquidates, dissolves or winds up, the holders of Series D Preferred Stock and the holders of Series C Preferred Stock were entitled to receive the stated value of their respective shares plus all accrued and unpaid dividends, pari passu, and prior to any amounts being paid to the holders of Series B Preferred Stock and Wave Wireless common stock. In addition, the holders of Series D Preferred Stock were entitled to share ratably together with the holders of Series C Preferred Stock, Series B Preferred Stock and Wave Wireless common stock in all remaining assets after the satisfaction of all other liquidation preferences.

Upon the occurrence of the following events, (each a "Redemptive Event"), the holders of Series D Preferred Stock could have required Wave Wireless to purchase their shares of Series D Preferred Stock for cash:

o Wave Wireless fails to remove any restrictive legend from certificates representing shares of Wave Wireless common stock that are issued to holders who convert their shares of Series D Preferred Stock;

o Wave Wireless makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee;

o Any bankruptcy, insolvency, reorganization or other proceeding for the relief of debtors is instituted by or against Wave Wireless and is not dismissed within 60 days;

o Wave Wireless sells substantially all of its assets, merges or consolidates with any other entity or engages in a transaction that results in any person or entity acquiring more than 50% of Wave Wireless outstanding common stock on a fully diluted basis;

o Wave Wireless fails to pay when due any payment with respect to any of its indebtedness in excess of $250,000;

o Wave Wireless breaches any agreement for monies owed or owing in an amount in excess of $250,000 and the breach permits the other party to declare a default or otherwise accelerate the amounts due under that agreement; and

o Wave Wireless permits a default under any agreement to remain uncured and the default would or is likely to have a material adverse effect on the business, operations, properties or financial condition of Wave Wireless.

Wave Wireless, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series D Preferred Stock is convertible into using the trading market price on the date the Series D Preferred Stock was issued.

The Series D Preferred Stock is classified as a mezzanine security, outside of stockholders’ equity in the Company’s balance sheet due to the cash redemption provisions noted above. Under Statements of Financial Accounting Standards No. 150, this security would have been classified as equity in a non-public filing context.

On May 31, 2005, all Series D Preferred Stock was redeemed for 1,000 shares of Series G Convertible Preferred Stock, plus warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.001 per share. The excess of the carrying value of the Series D Preferred Stock redeemed over the fair value of the Series G Preferred Stock and common stock warrants issued was accounted for a s a reduction in net loss attributable to common stockholders through a credit to retained earnings.

SERIES E CONVERTIBLE PREFERRED STOCK

Wave Wireless has designated 2,000 shares of its Preferred Stock as Series E Convertible Preferred Stock. In June 2005, Wave Wireless issued 923 shares of Series E Convertible Preferred Stock to redeem $555,000 in promissory notes and settle certain vendor payables totaling $367,000. These transactions were in connection with Wave Wireless’ Restructuring Plan, and resulted in a net gain of $267,000 in the quarter ended June 30, 2005.

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

Wave Wireless, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series E Preferred Stock is convertible into using the trading market price on the date the Series E Preferred Stock was issued.

As of December 31, 2005, outstanding Series E Preferred Stock are convertible into approximately 1,846,262 shares of common stock.

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

Wave Wireless, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series F Preferred Stock is convertible into using the trading market price on the date the Series F Preferred Stock was issued.

In the three months ended June 30, 2005, Wave Wireless issued 250 shares of Series F Convertible Preferred Stock to make certain debenture amortization payments due March 31, 2005, and June 30, 2005. Wave Wireless recorded a loss of $228,000 in connection with these equity transactions in lieu of cash payment transactions. During the third quarter of 2005, 41 shares of Series F Preferred Stock was converted into 815,980 shares of common stock. During the fourth quarter of 2005, 15.2 shares of Series F Preferred Stock was converted into 304,020 shares of common stock. As of December 31, 2005, 193.8 shares of Series F Preferred Stock remain outstanding and are convertible into approximately 3.9 million shares of common stock.

SERIES G CONVERTIBLE PREFERRED STOCK

Wave Wireless has designated 10,000 shares of its Preferred Stock as Series G Convertible Preferred Stock, of which 6,526 shares were issued and outstanding as of December 31, 2005.

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

Wave Wireless, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series G Preferred Stock is convertible using the trading market price of the common stock.

As of December 31, 2005, all outstanding shares of Series G Preferred Stock are convertible into approximately 13.1 million shares of common stock.

COMMON STOCK WARRANTS

The following table summarizes our Common Stock warrant activity for each year ended December 31, (in thousands, except per share amounts):

	2005		2004
	Shares	Price Range	Shares	Price Range

Outstanding at beginning of year	2,703	$0.56-$1,275.00	5,900	$9.00-$1,275.00
Issued	18,008	$0.0001-$0.30	707	$0.56-$1.50
Adjustments (a)	--		(525)	-- --
Exercised	--		(3,255)	$0.00-$0.05
Cancelled	(25)	$3.00-$9.00	(124)	$0.24-$0.24

Outstanding at end of year	20,686		2,703

Warrants exercisable at end of year	20,686		2,703

Weighted-average exercise price of warrants issued during the year	$0.56		$1.26

(a) Adjustments to Common Stock warrants arise from anti-dilution terms. The issuance of the Agilent Warrant and the SDS Warrant triggered the antidilution provisions of the Series C-1 Warrants, the Series C-2 Warrants and the Series C Convertible Preferred Stock.

2005 WARRANT ACTIVITIES

During 2005, Wave Wireless issued warrants to purchase 272,000 shares of Wave Wireless’ common stock, in connection with the issuance of the $1.7 million promissory notes to SDS Capital SPC Ltd. (the "SDS Warrant"). The SDS Warrant has an initial exercise price of $1.50 and a term of five years. Wave Wireless allocated the proceeds between the carrying value of the promissory note and the warrants based on the fair value of the transaction, resulting in an effective interest rate for the promissory note of 13.4%. In consideration for allowing borrowings under the Purchase Agreement after December 31, 2004, and for waiving certain other conditions to additional draws under the Purchase Agreement, Wave Wireless lowered the exercise price of the SDS Warrant from $1.50 to $.0001. Also, on December 31, 2005, Wave Wireless issued 5,517,243 warrants to SDS at a weighted average exercise price of $0.05 in lieu of the scheduled cash payment of $602,000 due on December 31, 2005, owed in connection with the SDS Note for a gain of $51,000.

We issued two million common stock warrants at an exercise price of $0.20 to the Bryan Family Partnership as partial consideration for the termination of our facilities lease in Campbell, California.

We issued one million common stock warrants at an exercise price of $0.001 to North Sound inconnectionwith the conversion of Series D Preferred Stock to Series G Preferred Stock.

We issued 2,125,000 common stock warrants at an exercise price of $0.20 in connection with the issuance of certain bridge notes to various holders during the quarter ended December 31, 2006, totalling approximately $850,000.

We issued 5,009,324 common stock warrants at an exercise price of $0.001 in lieu of common stock to a holder of our Series C Preferred Stock because they were contractually prevented from owning more than 9.99% of our outstanding common stock.

We also issued 600,000 common stock warrants at an exercise price of $0.30 as partial consideration for the termination of George Roberts’ Employment and Continuity of Benefits Agreement.

In addition, we also issued 984,000 common stock warrants at an exercise price of $0.0001 to certain executive officers of Wave Wireless, in lieu of stock options under Wave Wireless’ 2004 Stock Incentive Plan.

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

In general, the Rights will be exercisable only if a person or group acquires 15% or more of Wave Wireless’ Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of Wave Wireless’ Common Stock. In the case of the State of Wisconsin Investment Board, Firsthand Capital Management, Alpha Capital and StoneStreet Limited Partnership the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, Wave Wireless is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of Wave Wireless’ Common Stock, the Board of Directors, in its sole discretion, may redeem the Rights for $0.0001 per Right.

6.  EMPLOYEE BENEFIT PLANS

On October 8, 2004, Wave Wireless’ stockholders approved the adoption of the 2004 Equity Incentive Plan (the "2004 Plan") as a successor to Wave Wireless’ 1995 Stock Option/Stock Issuance Plan (the "1995 Plan").

The 2004 Plan authorizes the issuance of up to 3,000,000 shares of Common Stock as of December 31, 2005.

The 2004 Plan provides four different types of equity incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, and (iv) stock units.

STOCK OPTION PLANS

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

The following table summarizes stock option activity under Wave Wireless’ 2004 Plan (in thousands, except per share amounts):

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,166	$23.30	1,104	$26.40
Granted	2,385	0.15	335	$2.41
Exercised	(7)	0.15	(1)	4.17
Canceled	(511)	13.17	(272)	10.42

Outstanding at end of year	3,033	6.85	1,166	23.30

Options exercisable at year-end	1,345	14.62	451	54.83

Weighted-average fair value of options granted during the year	$0.15		$23.30

The average remaining life of outstanding options at December 31, 2005 was 9.04 years.

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

RESTRICTED STOCK

The Plan Administrator has complete discretion under the 2004 Plan to determine which eligible individuals are to receive shares of restricted stock, the time or times when such grants are to be made, the number of shares granted and the vesting schedule (if any) to be in effect for the restricted stock. In any given year, the number of shares of restricted stock that are subject to performance-based vesting conditions granted to a participant in the 2004 Plan may not exceed 833,333 shares. During 2005, 550,000 restricted stock options were granted to the named executive officers.

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

401(K) PLAN

Wave Wireless sponsors a 401(k) Plan (the "401(k) Plan") which provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 60% of their annual compensation to the 401(k) Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan permits, but does not require, Wave Wireless to make matching contributions. To date, no matching contributions have been made.

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

A summary of restructuring costs is as follows (in thousands):

Severance	$524
Purchase commitment charge	905
Impairment charge on P-Com Italia	826
Licensed product inventory charge	2,987
Florida building lease cancellation	310
Other	45
Balance at December 31, 2005	$5,597

8. SALES AND PROPERTY AND EQUIPMENT BY GEOGRAPHIC REGION

The allocation of sales by geographic customer destination and property, plant and equipment, net are as follows (in thousands):

Sales	% of total for 2005	2005	2004
North America	9%	$1,124	$2,579
United Kingdom	38%	4,447	5,583
Continental Europe	11%	1,264	5,178
Asia	7%	807	2,025
Middle East	15%	1,786	1,567
Latin America	16%	1,895	6,177
Other Geographic Regions	4%	484	1,066
	100%	$11,807	$24,175

2005
Property and equipment, net
United States	$596
United Kingdom	26
Total	$622

9.  NET LOSS PER SHARE

The numerator for calculation of net loss per common share is Wave Wireless’ net loss for the period, less preferred stock dividends and accretions. The denominator, weighted average common shares outstanding, does not include stock options with an exercise price that exceeds the average fair market value of the underlying Common Stock or other dilutive securities because the effect would be anti-dilutive.

10.  INCOME TAXES

Loss before discontinued operations, income taxes, and Preferred Stock accretions consists of the following (in thousands):

	Year Ended December 31,
	2005	2004
Domestic	$(12,449)	$(2,574)
Foreign	(133)	(706)
	$(12,582)	$(3,280)

Deferred tax assets consist of the following (in thousands):

	December 31,
	2005	2004
Net operating loss carry-forwards	$110,587	$98,594
Credit carry-forwards	3,957	4,143
Intangible assets	16,567	16,126
Reserves and other	7,448	11,417
Total deferred tax assets	$138,559	$130,280
Valuation allowance	(138,559)	(130,280)
Net deferred tax asset	$--	$--

For federal and state tax purposes, a portion of Wave Wireless’ net operating loss carry-forwards may be subject to certain limitations on utilization in the event of change in ownership as defined by federal and state tax law.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. Wave Wireless has assessed its ability to realize future tax benefits, and concluded that as a result of the history of losses, it was more likely than not, that such benefits would not be realized. Accordingly, Wave Wireless has recorded a full valuation allowance against future tax benefits.

As of December 31, 2005, Wave Wireless had a federal net operating loss carry-forward of approximately $295.0 million. If not utilized, the losses will begin to expire in 2017.

Reconciliation of the statutory federal income tax rate to its effective tax rate is as follows:

	2005	2004

Income tax benefit at federal statutory rate	-35.0%	-35.0%
State income taxes net of federal benefit	-5.8%	-5.8%
Foreign income taxes at different rate	0.0%	0.0%
Change in valuation allowance	40.8%	40.8%

Total	0.0%	0.0%

11.  COMMITMENTS

OBLIGATIONS UNDER OPERATING LEASES

Wave Wireless leases its facilities under non-cancelable operating leases, which expire at various times through 2010. The leases require Wave Wireless to pay taxes, maintenance and repair costs. Future minimum lease payments under its non-cancelable operating leases at December 31, 2005 are as follows (in thousands):

Year Ending December 31,
2006	220
2007	250
2008	273
2009	298
2010	158

$1,198

During 2005 and 2004, rent expense incurred by Wave Wireless under non-cancelable operating leases was $0.9 million and $1.7 million, respectively.

12.  CONTINGENCIES

In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome appointed a technical consultant in order to determine the merit of certain claims made by the consultants. On April 20, 2005, the Civil Court of Rome issued judgment dismissing the case, and ordered the consultants to pay P-Com Italia's legal fees. The Court's order has been appealed by the consultants to the Court of Appeal of Rome. While no assurances can be given, Wave Wireless believes that the Court of Appeal of Rome will dismiss the Appeal.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning supplemental disclosure of cash flow activities (in thousands).

YEAR ENDED DECEMBER 31,

	2005	2004

Cash paid for income taxes	$--	$--

Cash paid for interest	$876	$682

NON-CASH TRANSACTIONS

During 2005, Wave Wireless converted all outstanding Series B Preferred Stock into 381,914 shares of common stock.

During 2005, Wave Wireless converted all outstanding Series C Preferred Stock into approximately 6.4 million shares of common stock (exclusive of approximately 0.7 million shares of common stock issued for unpaid dividends), and 5,258 shares of Series G Preferred Stock (exclusive of 268 shares of Series G Preferred Stock for unpaid dividends) (“Series C Exchange”). In addition, due to certain limitations set forth in the Certificate of Designations for the Series C Preferred Stock, certain shareholders received warrants to purchase approximately 4.1 million shares of common stock at an exercise price of $0.001 per share (exclusive of warrants to purchase approximately 0.4 million shares of common stock at an exercise price of $.0001 per share for unpaid dividends), in lieu of shares of common stock otherwise required to be issued to such shareholders in connection with the Series C Exchange.

During 2005, Wave Wireless converted all outstanding Series D Preferred Stock into 1,000 shares of Series G Convertible Preferred Stock, plus warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.001 per share.

During 2005, Wave Wireless issued 923 shares of Series E Convertible Preferred Stock to redeem $555,000 in promissory notes and settle certain vendor payables totaling $367,000.

During 2005, Wave Wireless issued 250 shares of Series F Convertible Preferred Stock to make certain debenture amortization payments due in March and June of 2005.

During the third quarter of 2005, 41 shares of Series F Preferred Stock were converted into 815,980 shares of common stock.

During the fourth quarter of 2005, 15.2 shares of Series F Preferred Stock were converted into 304,020 shares of common stock.

14.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth Wave Wireless’ condensed consolidated financial information for the quarterly periods during the years ended December 31, 2005 and 2004. The amounts are in thousands, except income (loss) per common share. Income (loss) per common share for periods prior to July 19, 2004 has been restated to give effect to a one-for-thirty reverse stock split.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
YEAR ENDED DECEMBER 31, 2005
Net sales	$2,497	$4,261	$2,933	$2,116
Gross Profit	(48)	1,325	1,387	658
Income (loss) from continuing operations	(8,798)	(1,492)	(1,272)	(1,020)
Preferred stock accretions and dividends	(580)	(578)	(2,670)	--
Net income (loss) applicable to common shareholders	(9,378)	(2,070)	(3,942)	(1,020)
Income (loss) per common share	(0.79)	(0.17)	(0.22)	(0.06)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
YEAR ENDED DECEMBER 31, 2004
Net sales	$6,837	$6,917	$6,143	$4,278
Gross Profit	1,738	1,992	1,157	568
Income (loss) from continuing operations	(2,341)	6,253	(3,438)	(3,754)
Discontinued operations	(40)	--	--	--
Preferred stock accretions	(776)	(673)	(683)	(260)
Net income (loss) applicable to common shareholders	(3,157)	5,580	(4,121)	(4,170)
Income (loss) per common share	(0.39)	0.45	(0.27)	(0.35)

15.  SUBSEQUENT EVENTS

Since December 31, 2005, Wave Wireless has issued $475,000 in Convertible Notes, payable on or before March 31, 2006. Interest accrues on the Convertible Notes at an annual interest rate of 10%. Under the terms of the Convertible Notes, the holders have the option to convert the outstanding balance due under the terms of the Convertible Notes into shares of common stock of Wave Wireless at a price per share of $0.15 at any time the Convertible Notes remain outstanding. In addition, the outstanding principal amounts and all accrued but unpaid interest under the terms of the Convertible Notes automatically convert into any shares issued in an equity or equity-based financing with gross proceeds of at least $2,500,000 (“Equity Financing”). For purposes of determining the number of equity securities to be received by the holders upon such conversion, the holders shall be deemed to have tendered 120% of the outstanding balance of the Convertible Notes as payment of the purchase price in the Equity Financing. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 1,187,500 shares of common stock of Wave Wireless at an exercise price of $.20 per share.

In anticipation of the proposed WaveRider Merger, Wave Wireless advanced WaveRider a total of $450,000 from the proceeds received from the issuance of the Convertible Notes, $200,000 of which was advanced subsequent to December 31, 2005, under a series of 10% convertible promissory notes issued by WaveRider (the “WaveRider Notes”). The WaveRider Notes are due and payable March 31, 2006. Wave Wireless converted the principal and accrued interest due under the terms of the WaveRider Notes into 450 shares of WaveRider’s Series D Convertible Preferred Stock on February 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Wave Wireless has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2006	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Wave Wireless and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel W. Rumsey	Acting Chief Executive Officer
Daniel W. Rumsey	(Principal Executive Officer)	March 24, 2006

/s/ Daniel W. Rumsey	(Principal Financial Officer and
Daniel W. Rumsey	Principal Accounting Officer)	March 24, 2006

/s/ George P. Roberts	Chairman of the Board of Directors	March 24, 2006
George P. Roberts

/s/ Richard Reiss	Director of the Company	March 24, 2006
Richard Reiss

/s/ Frederick R. Fromm	Director of the Company	March 24, 2006
Frederick R. Fromm

/s/ R. Craig Roos	Director of the Company	March 24, 2006
R. Craig Roos

/s/ Daniel W. Rumsey	Director of the Company	March 24, 2006
Daniel W. Rumsey

INDEX OF EXHIBITS

2.1(1)	Agreement and Plan of Merger, dated January 3, 2006, between Wave Wireless Corporation, Wave Acquisition Corporation and WaveRider Communications Inc.
2.2(1)	Amendment to Agreement and Plan of Merger, dated January 26, 2006, between Wave Wireless Corporation, Wave Acquisition Corporation and WaveRider Communications Inc.
3.1	Certificate of Incorporation, as amended and restated through August 22, 2005
3.2	Bylaws, as amended and restated through December 3, 2003
4.1(2)	Amended and Restated Certificate of Designation of the Series A Junior Participating Preferred Stock
4.2(3)	Certificate of Designation of the Relative Rights and Preferences of the Series E Convertible Preferred Stock
4.3(3)	Certificate of Designation of the Relative Rights and Preferences of the Series F Convertible Preferred Stock
4.4(3)	Certificate of Designation of the Relative Rights and Preferences of the Series G Convertible Preferred Stock
4.5(4)	Form of Common Stock Certificate
4.6(5)	Amended and Restated Rights Agreement, dated January 24, 2001, between P-Com, Inc. and BankBoston, N.A
10.1*(6)	1995 Stock Option/Stock Issuance Plan (as amended and restated through July 17, 2002)
10.2*	Amendment to 1995 Stock Option/Stock Issuance Plan, effective as of December 3, 2003
10.3*(7)	Employee Stock Purchase Plan, as amended
10.4*(8)	2004 Equity Incentive Plan
10.65(9)	Warrant to Purchase Stock, dated January 14, 2000, issued to Silicon Valley Bank.
10.66(9)	Registration Rights Agreements, dated January 14, 2000, by and between P-Com, Inc. and Silicon Valley Bank.
10.67(9)	Antidilution Agreement, dated January 14, 2000, by and between P-Com, Inc. and Silicon Valley Bank.
10.90*(10)	Employment and Continuity of Benefits Agreement by and between George Roberts and P-Com, Inc., dated May 31, 2001.
10.100(11)	Accounts Receivable Purchase Agreement by and between P-Com, Inc. and Silicon Valley Bank dated June 26, 2002.
10.107(12)	Loan and Security Agreement between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002
10.108(12)	Loan and Security Agreement (Exim Program) between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002.
10.109(12)	Secured Promissory Notes issued to Silicon Valley Bank dated September 20, 2002.
10.110(12)	Warrant to Purchase Stock Agreement between P-Com, Inc. and Silicon Valley Bank dated September 20, 2002.
10.118(13)	Promissory Note, dated March 21, 2005, between P-Com, Inc. and SDS Capital Group SPC, Ltd.
10.119(13)	Promissory Note, dated March 31, 2005, between P-Com, Inc. and SDS Capital Group SPC, Ltd.
10.120(13)	Promissory Note, dated May 3, 2005, between P-Com, Inc. and SDS Capital Group SPC, Ltd.
10.121(13)	Warrant Agreement, dated March 21, 2005, between P-Com, Inc. and SDS Capital Group SPC, Ltd.

10.122(13)	Warrant Agreement, dated March 31, 2005, between P-Com, Inc. and SDS Capital Group SPC, Ltd.
10.123(13)	Warrant Agreement, dated May 3, 2005, between P-Com, Inc. and SDS Capital Group SPC, Ltd.
10.124(14)	Exchange Agreement, dated May 31, 2005, between P-Com, Inc. and the Holders named therein.
10.125(14)	Form of Warrant to Purchase Shares of Common Stock of P-Com, Inc., dated May 31, 2005.
10.126(15)	Promissory Note, dated June 30, 2005, issued to SDS Capital Group SPC, Ltd.
10.127(15)	Warrant to Purchase Shares of Common Stock, dated June 30, 2005, issued to SDS Capital Group SPC, Ltd.
10.128(15)	Warrant to Purchase Shares of Common Stock, dated June 30, 2005, issued to SDS Capital Group SPC, Ltd.
10.129*(16)	Amendment to Severance Agreement, dated July 13, 2005, between P-Com, Inc. and Daniel W. Rumsey.
10.130*(17)	Termination of Employment and Continuity of Benefits Agreement, dated June 9, 2005, between P-Com, Inc. and George P. Roberts.
10.131(18)	Amendment to Loan Documents, dated September 17, 2005, between Wave Wireless Corporation, P-Com Network Services, Inc. and Silicon Valley Bank.
10.132(19)	Warrant to Purchase Shares of Common Stock, dated September 20, 2005, issued to North Sound Legacy Institutional Fund LLC.
10.133(19)	Warrant to Purchase Shares of Common Stock, dated September 20, 2005, issued to North Sound Legacy Institutional Fund LLC.
10.134(20)	Termination Agreement between Wave Wireless Corporation and Lakewood Ranch Properties, LLC.
10.135(20)	Addendum to Termination Agreement between Wave Wireless Corporation and Lakewood Ranch Properties, LLC.
10.136(21)	Promissory Note, dated October 1, 2005, issued to SDS Capital Group SPC, Ltd.
10.137(22)	Convertible Promissory Note Agreement, dated December 7, 2005, between Wave Wireless Corporation and WaveRider Communications, Inc.
10.138(22)	Senior Convertible Promissory Bridge Note, dated December 7, 2005, issued to North Sound Legacy Institutional Fund LLC.
10.139(22)	Senior Convertible Promissory Bridge Note, dated December 7, 2005, issued to North Sound Legacy International Ltd.
10.140(22)	Warrant to Purchase Shares of Common Stock, dated December 7, 2005, issued to North Sound Legacy Institutional Fund LLC.
10.141(22)	Warrant to Purchase Shares of Common Stock, dated December 7, 2005, issued to North Sound Legacy International Ltd.
10.142(22)	Security Agreement, dated December 7, 2005, between Wave Wireless Corporation and North Sound Legacy Institutional Fund LLC.
10.143*	Letter Agreement dated March 22, 2006, between Don Meiners and Wave Wireless Corporation.
10.144*	Letter Agreement dated March 22, 2006, between Daniel W. Rumsey and Wave Wireless Corporation.

21.1(23)	Subsidiaries
23.1	Consent of Aidman, Piser & Company, P.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

*	Compensatory benefit arrangement.

(1)
Incorporated by reference to the exhibits filed as part of Wave Wireless’ Registration Statement on Form S-4 (File No. 333-13157), declared effective with the Securities and Exchange Commission on February 13, 2006.

(2)	Incorporated by reference to Exhibit 3.2C of Wave Wireless’ Form 8-A/A filed with the Securities and Exchange Commission on December 22, 1998.
(3)	Incorporated by reference to Exhibits 4.1 through 4.3 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2005.
(4)
Incorporated by reference to the exhibits filed as part of Wave Wireless’ Registration Statement on Form S-1 (File No. 33-88492), declared effective with the Securities and Exchange Commission on March 2, 1995.

(5)	Incorporated by reference to Exhibit 4.10 to Wave Wireless’ Form 8-A/A, filed with the Securities and Exchange Commission on May 7, 2001.
(6)	Incorporated by reference to Exhibit 99.1 to Wave Wireless’ Registration Statement on Form S-8 (File No. 333-55604), filed with the Securities and Exchange Commission on February 14, 2001.
(7)	Incorporated by reference to Exhibit 99.1 to Wave Wireless’ Registration Statement on Form S-8 (File No. 333-63762), filed with the Securities and Exchange Commission on June 25, 2001.
(8)	Incorporated by reference to Appendix A attached to Wave Wireless’ Schedule 14A filed with the Securities and Exchange Commission on September 13, 2004.
(9)	Incorporated by reference to the exhibits filed as part of Wave Wireless’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 25, 2000.
(10)	Incorporated by reference to Exhibit 10.92 to Wave Wireless’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 26, 2002.
(11)	Incorporated by reference to the exhibits filed as part of Wave Wireless’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(12)	Incorporated by reference to Exhibit 99.1 to Wave Wireless’ Registration Statement on Form S-8 (File No. 333-120455) filed with the Securities and Exchange Commission on November 12, 2004.
(13)	Incorporated by reference to Exhibits 10.1 through 10.6 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2005.
(14)	Incorporated by reference to Exhibits 10.1 and 10.2 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2005.
(15)	Incorporated by reference to Exhibits 4.1, 10.1 and 10.2 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.
(16)	Incorporated by reference to Exhibit 99.1 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.
(17)	Incorporated by reference to Exhibit 10.3 to Wave Wireless’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2005.
(19)	Incorporated by reference to Exhibits 10.1 and 10.2 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005.
(20)	Incorporated by reference to Exhibits 10.1 and 10.2 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2005.
(21)	Incorporated by reference to Exhibit 10.1 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005.
(22)	Incorporated by reference to Exhibits 10.1 through 10.7 to Wave Wireless’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2005.
(23)	Incorporated by reference to Exhibit 21.1 to Wave Wireless’ Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2005