Form 10QSB
period 2006-03-31
WAVE WIRELESS CORP
filed 2006-05-22
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission File Number 0-25356

WAVE WIRELESS CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0289371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

255 Consumers Road, Toronto, Ontario M2J 1R4
(Address of principal executive offices and Zip (Postal) code)

416-502-3200
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ No ☐

As of March 31, 2006, there were 70,524,516 shares of the Registrant's common stock outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

This Quarterly Report on Form 10-QSB consists of 26 pages of which this is Page 1. The Exhibit Index appears on Page 21.

WAVE WIRELESS CORPORATION

You should carefully consider all of the risk factors discussed in our Annual Report on Form 10-KSB, and other documents filed by us with the Securities and Exchange Commission before purchasing our common stock. The risks described in those documents are not all of the risks facing us. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our business operations.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WAVE WIRELESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$626	$380
Accounts receivable, net of allowances of $756	1,351	1,152
Inventory	1,190	197
Prepaid expenses and notes receivable	346	447

Total current assets	3,513	2,176

Property and equipment, net	757	622
WaveRider note receivable	—	250
Excess of purchase price and goodwill	26,738	11,990

Total assets	$31,008	$15,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loan	$41	$759
Accounts payable	3,295	1,683
Other accrued liabilities	3,677	2,521
Deferred revenue	1,376	862
Liabilities of discontinued operations	184	184
Notes payable	878	898
Current maturities of long-term debt	966	2,379

Total current liabilities	10,417	9,286

Long-term debt, less current maturities	1,515	1,544

Total liabilities	11,932	10,830

Commitments and contingencies (Note 9)

Stockholders' equity:
Series E Preferred Stock	332	332
Series F Preferred Stock	661	661
Series G Preferred Stock	3,344	3,344
Series H Preferred Stock	1,882	—
Series I Preferred Stock	2,823	—
Series J Preferred Stock	9,612	—
Common stock, par value $0.0001 per share
250 million shares authorized; 70,525 shares issued; 70,525 shares outstanding	7	2
Treasury stock, at cost; 30 shares	(74)	(74)
Additional paid-in capital	395,124	383,778
Accumulated deficit	(394,635)	(383,835)

Total stockholders' equity	19,076	4,208

Total liabilities and stockholders' equity	$31,008	$15,038

The accompanying notes are an integral part of these consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2006	2005

Sales	$1,989	$2,497

Cost of sales	1,588	2,545

Gross profit	401	(48)

Operating expense:
Research and development	540	1,197
Selling and marketing	518	1,235
General and administrative	636	924
Restructuring charges	—	5,362

Total operating expenses	1,694	8,718

Loss from operations	(1,293)	(8,766)

Other income (expenses):
Interest expense	(9,507)	(219)
Other income, net	—	187

Net loss	(10,800)	(8,798)

Preferred stock accretions	—	(580)

Net loss attributable to common stockholders	$(10,800)	$(9,378)

Basic and diluted loss per common share	$(0.45)	$(0.79)

Shares used in basic and diluted per share computation	23,774	11,816

The accompanying notes are an integral part of these consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,800)	$(8,798)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	65	244
Loss on conversion of promissory notes	7,643	—
Amortization of discounts on promissory notes and warrants	870	23
Securities issued to consultants	733	—
Gain on disposal of property and equipment	(30)	(242)
Gain on vendor settlements	(26)	(92)
Loss on restructuring	—	5,362
Changes in operating assets and liabilities:
Accounts receivable	519	(651)
Inventory	263	(727)
Prepaid expenses and other assets	132	(116)
Accounts payable	310	552
Other accrued liabilities	108	1,744

Net cash provided (used) in operating activities	(213)	(2,701)

Cash flows from investing activities:
Acquisition of property and equipment	—	(2)
Proceeds from sale of patents	30	—
Net cash received on acquisition of WaveRider	169	—
Proceeds from sale of property and equipment	—	192

Net cash used in vesting activities	199	190

Cash flows from financing activities:
Proceeds (payments) on bank loan	(729)	974
Proceeds from debt financing (net of cash fees of $101)	989	850
Payments under capital lease obligations	—	(327)

Net cash provided by (used in) financing activities	260	1,497

Effect of exchange rate changes on cash	—	(2)

Net decrease in cash and cash equivalents	246	(1,016)

Cash and cash equivalents at beginning of the period	380	2,280

Cash and cash equivalents at end of the period	$626	$1,264

The accompanying notes are an integral part of these condensed consolidated financial statements

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands, unaudited)

Supplemental cash flow disclosures:

Cash paid for interest	$140	$25

Non-cash investing and financing activities:

Warrants issued in connection with convertible promissory notes	$261	$19
Warrants issued in connection with lease termination	$—	$233
Conversion of Series C Preferred stock into Common stock	$—	$10
Conversion of debt into Series J Preferred stock	$2,869	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
1. BASIS OF PRESENTATION

The financial statements for the three months ended March 31, 2006 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005.

On March 28, 2006, the Company merged a wholly-owned subsidiary of the Company with and into WaveRider Communications Inc. (the “WaveRider Merger”). As a result of the WaveRider Merger, the financial statements for the three months ended March 31, 2006 reflect the financial condition of the consolidated companies at March 31, 2006. The results of operations reflect WaveRider’s operating results for the last four days during the quarter ended March 31, 2006. As a result, the results of operations reflected in the financial statements for the three months ended March 31, 2006 are not necessary indicative of the operating results that may be expected for future periods.

Liquidity and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the financial statements, for the three-month period ended March 31, 2006, the Company incurred a net loss attributable to common stockholders of $10.8 million. As of March 31, 2006, the Company had a surplus in stockholders' equity of $19.1 million and accumulated deficit of $394.6 million. Also, as of March 31, 2006, the Company had approximately $626 thousand in cash and cash equivalents, and a working capital deficiency of approximately $6.9 million. In addition, the requirements to continue investing in research and development activities to meet the Company’s growth objectives, without assurance of broad commercial acceptance of the Company’s products, create significant doubt as to the ability of the Company to continue normal business operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's current working capital requirements are being met principally from the private placement of equity securities, and available borrowings under a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), discussed below, and cash from operations. The amount outstanding under the Credit Facility was $41,470 at March 31, 2006.

The Company's plan of restructuring announced in April 2005 ("Restructuring Plan"), together with the operating and other cost reduction initiatives resulting from the WaveRider Merger, is intended to eliminate the Company's dependence on external sources of financing. While the Restructuring Plan has resulted in substantial reductions in operating losses, and cash used in operations, the Company currently remains dependent on external sources of financing to continue operations. As a result, the Company privately placed equity securities to address its liquidity needs, and has issued and continues to intend to issue additional equity and/or debt securities during the quarter ending June 30, 2006 to meet its short-term working capital requirements.

There can be no assurance that the Company will be successful in issuing additional equity or debt securities on acceptable terms, if at all. If the Company is unable to obtain additional financing and achieve its planned cash flow positive operations and profitability, it will, in all likelihood, be obliged to seek protection under the bankruptcy laws; in which event the Company believes it is unlikely that its common stock will have any value. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Critical Accounting Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation costs subsequent to December 31, 2005 will include, as the options vest, costs for options granted prior to but not vested as of December 31, 2005.

The adoption of FAS 123R had no material affect on the financial results for the three months ended March 31, 2006. As of March 31, 2006, there is no material liability related to unvested share-based compensation awards granted.

2. ACQUISITION OF SUBSIDIARY

Effective March 28, 2006, the Company acquired WaveRider Communications Inc.(“WaveRider”), a Nevada corporation, . The Company undertook this acquisition to bring together complementary business lines, engineering skills, sales and marketing capabilities and innovative technology. The combination of Wave Wireless’ SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution® non-line-of-sight, fixed and mobile wireless 900 MHz products will provide customers with a wide range of line-of-sight and non-line-of-sight products and services, and position the combined company as a worldwide provider of robust, wireless broadband applications and solutions. The combined company will offer wireless broadband solutions capable of delivering high-speed connectivity to a variety of large and rapidly growing market segments, including public safety, and security and surveillance for a broad range of public and private sector customers.

Under the terms of the acquisition, the Company issued 48,362,446 shares of common stock, 1,326.446 shares of Series H preferred stock, 132.6446 shares of Series I preferred stock and 8,842,089 common stock purchase warrants in exchange for all of the issued and outstanding shares of WaveRider and all outstanding long term debt. The warrants are exercisable at $0.20 per share for a five year period and include a net share settlement feature. In addition, the Company issued to the employees of WaveRider 2,125,545 employee stock options, with an average exercise price of $1.02 and to the warrant holders of WaveRider 2,125,613 common share purchase warrants, with an average exercise price of $1.84.

The transaction was accounted for as a purchase and is summarized as follows (in thousands $):

Cash on hand	$413
Other current assets	2,241
Fixed assets	200
Current liabilities	(2,787)

Net assets received	67
Expenses incurred on acquisition	(1,650)
Goodwill	14,745

Total consideration received	$13.161

Common stock issued on closing	$6,432
Preferred stock issued on closing	4,705
Warrants issued on closing at fair value	1,492
WaveRider shares forfeited on merger	450
Employee stock options issued on closing at fair value	82

Total consideration given	$13,161

The cash effect of this transaction is summarized as follows:

Cash acquired on closing	$413

The following unaudited pro forma financial information gives effect to the WaveRider acquisition, as if it had occurred at the beginning of the respective period. Unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of those periods:

	Three months ended March 31,
	2006	2005

Pro forma consolidated revenue	$4,094	$4,637
Pro forma consolidated net loss	$(13,146)	$(10,105)
Pro forma consolidated basic and diluted loss per share	$(0.19)	$(0.17)

3. NET LOSS PER SHARE

For purposes of computing basic and diluted net loss per common share in the three months ended March 31, 2006, the weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market of the Company's common stock for the period because the effect would be anti-dilutive. Because losses were incurred in the three months ended March 31, 2006 and 2005, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

4. BORROWING AND OTHER OBLIGATIONS

Credit Facility. On March 27, 2006, we renewed our credit facility (the "Credit Facility") with Silicon Valley Bank (the "Bank") through March 27, 2007. The Credit Facility consists of a Loan and Security Agreement for a $2.5 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $1.5 million borrowing line based on export related inventories and receivables. The Credit Facility provides for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines. Advances under the Credit Facility bear interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility is secured by all of our receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment. We also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of March 31, 2006, $41,470 was outstanding under the Credit Facility.

As of March 31, 2006, we were not in compliance with the loan covenants established in the Credit Facility.

Debenture Financing. On November 10, 2005, Wave Wireless entered into an agreement with a Purchaser of notes issued under an existing Debenture Agreement which exchanged all issued and outstanding notes for and in consideration for the issuance to the Purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old Notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrued on such debt at an annual interest rate of 8%, and this rate increased to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. Payments of principal and accrued interest under the New Note are amortized and paid by Wave Wireless over a period of eight quarters in either cash or shares of Wave Wireless’ common stock, with the first amortization payment being made on December 31, 2005.

On March 27, 2006, Wave Wireless and the Purchaser entered into an Exchange Agreement, pursuant to which the Purchaser agreed to convert $1,230,475 of principal and accrued interest due to Purchaser on the date thereof into 260.3183 shares of our Series J Convertible Preferred Stock and warrants to purchase 7,809,548 shares of our common stock, at an exercise price of $0.12 per share, (the “Note Exchange”). Such conversion is in lieu of the quarterly payments due March 31, 2006 and June 30, 2006. The Series J Convertible Preferred Stock is convertible into 26,031,827 shares of our common stock. As a result of the Note Exchange, the total amount due Purchaser on March 31, 2006 is $2,476,657.

Convertible Notes. During 2005, Wave Wireless issued convertible promissory notes to certain purchasers in the principal amount of $850,000, payable on or before March 31, 2006 (the “Convertible Notes”). Interest accrued on the Convertible Notes at an annual interest rate of 10%. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,125,000 shares of common stock of Wave Wireless, exercisable for 5 years, at an exercise price of $0.20 per share. The notes were discounted for the relative fair value of the warrants issued and the intrinsic value of the beneficial conversion features associated with the notes.

From January 1, 2006 through March 31, 2006, Wave Wireless issued additional Convertible Notes to certain purchasers in the principal amount of $1.09 million. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,725,000 shares of common stock of Wave Wireless, exercisable for 5 years, at an exercise price of $0.20 per share.

Under the terms of the Convertible Notes, as amended by the terms of the Amendment to Promissory Note dated as of March 27, 2006 (the “Amendment Agreement”), the outstanding principal amounts and all accrued but unpaid interest under the terms of all issued and outstanding Convertible Notes automatically converted into shares of Series J Convertible Preferred Stock and warrants to purchase shares of common stock, at an exercise price of $0.12 per share, on March 31, 2006 (the “Series J Equity Securities”). For purposes of determining the number of Series J Equity Securities that each holder received upon conversion, the holders were deemed to have tendered 120% of the outstanding balance of the Convertible Notes as payment of the purchase price for the Series J Equity Securities. As consideration for entering into the Amendment Agreement the Company reduced the exercise price of the Warrants issued in conjunction with Convertible Notes from $0.20 to $0.12 per share.

The Series J Convertible Preferred Stock and warrants issued in connection with the conversion of all outstanding Convertible Notes is convertible or exercisable, as the case may be, into 31,728,719 and 9,518,616 shares of common stock, respectively.

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

At March 31, 2006, the remaining amount due Agilent was $182,595, which amount is paid monthly in $30,000 installments, with the final installment due in September 2006.

5. BALANCE SHEET COMPONENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):

Purchase commitment	$826
Accrued warranty (a, b)	445
Accrued compensation and employee benefits	1,493
Accrued legal and accounting	262
Value added tax payable	240
Other	411

Balance at March 31, 2006	$3,677

a)	A summary of product warranty reserve activity for the three-month period ended March 31, 2006 is as follows:

Balance at January 1, 2006	$341
Additions with acquisition of WaveRider	104
Additions relating to products sold	40
Payments	(40)

Balance at March 31, 2006	$445

6. STOCKHOLDERS' EQUITY

The authorized capital stock of Wave Wireless consists of 250 million shares of common stock, $0.0001 par value, and 2.0 million shares of preferred stock, $0.0001 par value, including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") pursuant to the Stockholder Rights Agreement (see discussion below), 2,000 shares of Series E Preferred Convertible Preferred Stock (the "Series E Preferred Stock"), 250 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), 10,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock"), 2,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 200 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”), and 1,250 shares of Series J Convertible Preferred Stock (the “Series J Preferred Stock”).

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

Series H and I Convertible Preferred Stock

Wave Wireless has designated 2,000 shares of its Preferred Stock as Series H Convertible Preferred Stock (the "Series H Preferred Stock") and 200 shares of its Preferred Stock as Series I Convertible Preferred Stock (the “Series I Preferred Stock”). In conjunction with the WaveRider Merger, Wave Wireless issued 1326.446 shares of Series H Preferred Stock and 132.6446 shares of Series I Preferred Stock, along with warrants to purchase 8,842,089 shares of Common Stock, at an exercise price of $0.20, to a holder of WaveRider convertible debentures.

The Series H Preferred Stock has a liquidation preference amount equal to $1,000 per share. Each share of Series H Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.15. The Series I Preferred Stock has a liquidation preference amount equal to $1,000 per share. Each share of Series I Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.01.

Subsequent to March 31, 2006, and in conjunction with the Company’s new financing, the Series H and I Convertible Preferred Shares and the related warrants were exchanged for Series J Convertible Preferred Stock (see Subsequent Events, Note 11). The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the resulting Series J Preferred Stock is convertible into using the trading market price on the date the WaveRider Merger.

Series J Convertible Preferred Stock

Wave Wireless has designated 1,250,000 shares of its Preferred Stock as Series J Convertible Preferred Stock (the "Series J Preferred Stock"), of which 620.3074 shares were issued and outstanding as of March 31, 2006. The Series J Preferred Stock has a liquidation preference amount equal to $7,500 per share. Each share of Series J Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series J Preferred Stock is convertible into using the trading market price on the date the Series J Preferred Stock was issued.

Stockholder Rights Agreement

On September 26, 1997, the Board of Directors of Wave Wireless adopted a Stockholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, Rights (the "Rights") were distributed as a dividend on each outstanding share of its common stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy Series A Preferred at an exercise price of $18,750.00 upon certain events. The Rights will expire ten years from the date of the Rights Agreement.

In general, the Rights will be exercisable only if a person or group acquires 15% or more of Wave Wireless common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of Wave Wireless common stock. In the case of certain specified stockholders the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, Wave Wireless is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of Wave Wireless common stock, the Board of Directors, in its sole discretion, may redeem the Rights for $0.015 per Right.

7. ASSET IMPAIRMENT AND OTHER RESTRUCTURING CHARGES

The Company continually monitors the carrying value of its inventory, especially with regard to an assessment of future demand for its legacy product lines. In the quarter ended June 30, 2005, the Company decided to discontinue selling certain licensed products, which resulted in a charge to restructuring of $3.0 million in licensed inventory.

A summary of inventory reserve activities is as follows:

Inventory
Reserve

Balance at January 1, 2006	$13,947
Additions charged to Statement of Operations	113

Balance at March 31, 2006	$14,060

8. SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

	Three months ended March 31,
	2006	2005

North America	$679	$198
United Kingdom	787	1,018
Europe	96	420
Asia	20	233
Latin America	113	152
Other regions	294	476

	$1,989	$2,497

During the three-month period ended March 31, 2006 and 2005, one and four customers accounted for a total of 33% and 49% of our total sales, respectively. As a result of the WaveRider Merger, it is anticipated that product sales will substantially increase in North America relative to other geographic regions, and that customer concentration will decrease.

9. COMMITMENTS AND CONTINGENCIES

Contract Manufacturer

The Company provides its primary contract manufacturer with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturers, the Company has committed to assume liability for all parts required to manufacture the Company’s forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis. Management believes that, should it be necessary, they could find alternative contract manufacturers without significant disruption to the business.

On August 31, 2005, the Company’s wholly owned subsidiary, WaveRider Communications (Canada) Inc., entered into a General Security Agreement with our primary contract manufacturer. Under the terms of the Agreement, WaveRider Communications (Canada) Inc. granted a security interest over all of its properties and assets, as additional security for the repayment and performance of its obligations under the ongoing supply agreement.

Settlement Agreements

On October 17, 2005, the Company and Lakewood Ranch Properties, LLC, entered into a Termination Agreement, as amended, pursuant to which the parties have agreed to terminate the Lease Agreement by and between the Company and Lakewood Ranch for and in consideration for the payment to Lakewood Ranch of $10,000 in attorney's fees, and $300,000 in liquidated damages. As of March 31, 2006, $150,000 plus accrued interest remained to be paid under the terms of the Termination Agreement, as amended, which amount is due and payable in two installments on April 30, 2006 and May 31, 2006. The April 30, 2006 payment was made and the Company intends to make the final payment on or before May 31, 2006. In the event the required payment is made, Lakewood Ranch has agreed to dismiss a Complaint filed by Lakewood Ranch against the Company seeking damages in the amount of $3,533,828.70.

The Company entered into a Settlement Agreement and Release (“Settlement Agreement”) on September 15, 2004 with Seimans Aktiengesellchaft ("Siemens") with respect to certain claims between Siemens and the Company arising under a Joint Development and License Agreement and Original Equipment Manufacturer Agreement entered into between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay Siemens $500,000, of which it paid $100,000 on October 1, 2004. The Company was obligated to pay an additional $100,000 upon the earlier of the receipt of financing by the Company equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005. The Company did not make the December 31, 2004 $100,000 payment but did make the first two monthly payments of $25,000 each in January and February 2005. The Company has made no other payments to Siemens. The amount due Siemens as of March 31, 2006, $300,000, is reflected as a short-term liability on the Company's balance sheet. In the event of a default, all amounts due Siemens are immediately payable and interest is accrued at 7%.

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

10. GOODWILL

Goodwill at March 31, 2006 represents the excess of the purchase price over the fair values of net assets acquired in connection with the acquisition of WaveRider Communications Inc. on March 28, 2006 and substantially all of the operating assets and certain liabilities of SPEEDCOM Wireless Corporation, on December 10, 2003. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually. This impairment test is calculated at the reporting unit level, which, for Wave Wireless is at the enterprise level. The annual goodwill impairment test has two steps. The first identifies potential impairments by comparing the fair value of Wave Wireless, as determined using its trading market prices and other valuation methodologies, with its carrying value, including goodwill. If the fair value exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying amount. If the implied goodwill is less than the carrying amount, a write-down will be recorded. In the event that Wave Wireless’ management determines that the value of goodwill has become impaired using this approach, Wave Wireless will record a charge for the amount of the impairment. Wave Wireless will perform this test annually, on the first day of the fourth quarter of each year.

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

11. SUBSEQUENT EVENTS

a)
Conversion of Series H and I Convertible Preferred Shares - Subsequent to March 31, 2006, and in conjunction with the Company’s new financing, all of the issued and outstanding shares of the Series H and I Convertible Preferred Stock and the related warrants were exchanged for 353.7333 shares of Series J Convertible Preferred Stock and Series J Warrants to purchase 10,612,000 shares of Common Stock.

b)
Sale of Series J Convertible Preferred Stock - Subsequent to March 31, 2006, and up to May 19, 2006, the Company sold 198.533 shares of Series J Convertible Preferred Stock and Series J Warrants to purchase 5,956,000 shares of Common Stock for cash proceeds of $1,489,000, less cash fees of $176,900.

c)
Designation of Series J-1 Convertible Preferred Stock - Subsequent to March 31, 2006, the Company designed 300 shares of its preferred stock as Series J-1 Convertible Preferred Stock. The Series J-1 Preferred Stock has a liquidation preference amount equal to $7,500 per share. Each share of Series J-1 Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-KSB, and other documents filed by us with the Securities and Exchange Commission.

OVERVIEW. We are a developer of wireless broadband solutions, offering a comprehensive portfolio of wireless mesh routers, and fixed and mobile non-line-of-sight (NLOS) products that can be deployed rapidly and cost-effectively in all types of environments. Our products are used for applications ranging from mission critical public safety communications, video surveillance, municipal networks, and private enterprise networks to last mile broadband access. First responders, telecom carriers, municipalities, wireless Internet service providers, utilities, security companies and the military have deployed Wave Wireless solutions. We also provide repair, maintenance and other services to our licensed and other customers worldwide.

On March 28, 2006, a wholly owed subsidiary of the Company was merged with and into WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger is a strategic fit that brings together complementary business lines, engineering, sales and marketing compatibilities and innovative technology. The combination of Wave Wireless’ SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution® non-line-of-sight, fixed and mobile wireless 900 MHz products provides customers with a wide range of line-of-sight fixed and non-line-of-sight products and services, and positions the combined company as a worldwide provider of robust wireless broadband applications and solutions.

In order to provide for its immediate working capital needs in connection with the WaveRider Merger, and to provide for its ongoing working capital requirements, Wave Wireless has obtained, and will be required to obtain additional financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

At March 31, 2006 and 2005, approximately 35% and 84%, respectively, of trade accounts receivable represent amounts due from two and five customers, respectively.

RESULTS OF OPERATIONS

SALES. For the three months ended March 31, 2006, sales were approximately $2.0 million as compared to $2.5 million in the comparable period in the prior year. The decrease in revenue as compared to the comparable period last year is attributable to substantially lower revenue in certain end-of-life licensed and unlicensed product lines and lower refurbished licensed product revenue associated with our RMA Business, offset by the recognition of $448 thousand in sales attributable to the sale of non-line-of-sight and other WaveRider products following the consummation of the WaveRider Merger. The lower revenue attributable to our licensed and certain unlicensed product lines principally reflects the discontinuation of unprofitable licensed product lines and the exiting of certain licensed product lines contemplated in our Restructuring Plan.

The decrease in sales attributable to our RMA Business in the three month period ending March 31, 2006 is principally caused by lower sales volume attributable to the loss of a single customer in Europe, as well as by the decommissioning of certain of our licensed radio products from another customer's network. Management anticipates that, as our customers' networks age, and the cost to replace these networks decrease, our customers may similarly elect to decommission our licensed radio products installed in their networks. In addition, competition from other repair and maintenance service providers may negatively affect sales attributable to our RMA Business. The Company recently entered into an agreement with one of its customers to secure the sale of refurbished licensed radio products to this customer through December 31, 2006, and is negotiating to extend the contract for another significant customer. Nevertheless, it is anticipated that our RMA Business will continue to decline over time. The expected decline in our RMA Business over time will be more than offset by anticipated increases in new product sales attributable to our remaining product lines, and the sale of additional non-line-of-sight products resulting from the consummation of the WaveRider Merger.

During the three months ended March 31, 2006, approximately 40% of our sales were to the United Kingdom market, 34% in North America, 5% from Europe, 1% from Asia,6% from Latin America and 15% of our sales were in other countries. During the comparable period in 2005, we generated 41% of our sales to the United Kingdom market, 8% from North America, 17% from Europe, 9% from Asia, 6% from Latin America and 19% of our sales in other countries. As a result of the WaveRider Merger, it is anticipated that sales to North America will substantially increase relative to sales to other geographic regions.

GROSS PROFIT (LOSS). Gross profit (loss) for the three months ended March 31, 2006 and 2005, was $401 thousand and (48) thousand, respectively, or 20% and (2)% of sales in each of the respective quarters. Gross margins were impacted by significant inventory reserves resulting from the Company’s decision to exit the legacy licensed microwave products to concentrate on the Wave Wireless and WaveRider products.

RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2006 and 2005, research and development ("R&D") expenses were approximately $540 thousand and $1.2 million, respectively. As a percentage of sales, research and development expenses were 27% for the three months ended March 31, 2006 and 48% for the same period in 2005. The decrease in R&D expenses is principally the result of headcount reductions and other related expense reductions caused by the implementation of the Restructuring Plan, and the resulting focus on unlicensed product development. As a result of the WaveRider Merger, research and development expenses in subsequent quarters are expected to decrease as a percentage of sales.

SELLING AND MARKETING. For the three months ended March 31, 2006 and 2005, sales and marketing expenses were approximately $518 thousand and $1.2 million, respectively. The substantial decrease in sales and marketing expenses in the quarter ended March 31, 2006 is due to headcount reductions and other related expense reductions, and lower commissions in light of decreased sales. As a percentage of sales, selling and marketing expenses were 26% for the three months ended March 31, 2006, compared to 49% for the three months ended March 31, 2005. As a result of the WaveRider Merger, sales and marketing expenses in subsequent quarters are expected to decrease as a percentage of sales.

GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 2006 and 2005, general and administrative expenses were approximately $636 thousand and $924 thousand, respectively. As a percentage of sales, general and administrative expenses were 32% for the three months ended March 31, 2006, compared to 37% for the three months ended March 31, 2005. The decrease in general and administrative expenses in the first three months of 2006 as compared to the comparable period in 2005 is principally attributable to a realization of savings from cost reduction efforts caused by implementation of the Restructuring Plan, including reduced consulting and legal expenses, and facilities consolidation. As a result of the WaveRider Merger, general and administrative expenses in subsequent quarters are expected to decrease as a percentage of sales.

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

INTEREST EXPENSE. For the three months ended March 31, 2006 and 2005, interest expense was $9.5 million and $0.2 million, respectively. Included in interest expense for the three months ended March 31, 2006 is $9,246 thousand (Q1 2005 - $23 thousand) of non-cash charges related to the conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issue of Series J Stock to consultants in connection with the Company’s promissory note financing, the accretion to face value of the promissory notes and amortization of deferred financing charges.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED (USED) IN OPERATIONS. During the three month period ended March 31, 2006, the Company used approximately $213 thousand in operating activities, primarily due to our net loss of $10.8 million, less non-cash items of $9.3 million, offset by decreases in accounts receivable of $519 thousand, inventory of $263 thousand, prepaid and other assets of $132 thousand and increases in accounts payable of $310 million and other accrued liabilities of $108 thousand and depreciation expense of $65 thousand.

CASH FROM INVESTING ACTIVITIES. During the three-month period ended March 31, 2006, we generated approximately $199 thousand in investing activities. We received $30 thousand from the sale of patents and $169 thousand in net cash on the acquisition of WaveRider Communications Inc..

CASH FROM FINANCING ACTIVITIES. During the three month period ended March 31, 2006, we received approximately $260 thousand of cash from financing activities, primarily from $989 thousand from the issuance of Convertible Notes, offset by $729 thousand in repayment of advances under the Credit Facility.

CURRENT LIQUIDITY. As of March 31, 2006, our principal sources of liquidity consisted of borrowing availability under the Credit Facility, and approximately $626,000 of cash and cash equivalents, compared to approximately $380,000 in cash and cash equivalents at December 31, 2005. As of March 31, 2006, we were not in compliance with the minimum tangible net worth covenant established in the Credit Facility. The Company is currently dependent on the issuance of additional equity securities and available borrowings under the Credit Facility to satisfy its immediate liquidity needs, as described below.

At March 31, 2006, our total liabilities were approximately $11.9 million, compared to $10.8 million at December 31, 2005. Our current assets of $3.5 million and our current liabilities of $10.4 million at March 31, 2006, resulted in negative working capital of approximately $6.9 million, compared to negative working capital of $7.1 million at December 31, 2005.

The Company's Restructuring Plan, together with the operating and other cost reduction initiatives resulting from the WaveRider Merger, is intended to eliminate the Company's dependence on external sources of financing. While the Restructuring Plan and the WaveRider Merger have resulted in substantial reductions in operating losses, and cash used in operations, the Company currently remains dependent on external sources of financing to continue operations. As a result, the Company has issued equity securities to address its immediate liquidity needs, and intends to issue additional debt and/or equity securities to meet its short-term working capital requirements.

There can be no assurance that the Company will be successful in issuing additional equity or debt securities on acceptable terms, if at all. If management is unsuccessful in its plans to raise additional capital, or otherwise improve its liquidity position, the Company will no longer be able to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the quarter ended March 31, 2006, the Company's management, including its chief restructuring officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's chief restructuring officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

A description is included in footnote 9 of our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Convertible Notes --During the quarter ended March 31, 2006, Wave Wireless issued secured convertible promissory notes in the principal amount of approximately $1.09 million, payable on or before March 31, 2006 (“Convertible Notes”). Interest accrued on the Convertible Notes at an annual interest rate of 10%. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants (the “Note Warrants”) to purchase a total of 2,725,000 shares of common stock of Wave Wireless at an exercise price of $.20 per share. By agreement, the exercise price of all outstanding Note Warrants was amended to $0.12 per share at March 27, 2006.

Conversion of Promissory Notes - On March 31, 2006, all outstanding Convertible Notes, with a principal amount of $1,940,000, plus accrued but unpaid interest, automatically converted into 317.3 shares of Wave Wireless’ Series J Convertible Preferred Stock (“Series J Preferred”), and warrants exercisable for 9,518,616 shares of common stock (“Exchange Warrants”). For purposes of determining the number of Series J Preferred and Exchange Warrants received by the holders upon such conversion, each holder was entitled to convert 120% of the outstanding balance of the Convertible Notes into the purchase price of the Series J Preferred proposed to be issued by Wave Wireless in connection with a future equity financing.

Conversion of Debentures -- On March 27, 2006, Wave Wireless entered into an Exchange Agreement with the holder of its Debentures, pursuant to which the holder agreed to convert $1,230,475 of principal and accrued interest due to the holder on the date thereof into 260.3183 shares of our Series J Preferred (the “Debenture Exchange”). We also agreed to issue the holder Exchange Warrants to purchase 7,809,548 shares of our common stock at an exercise price of $0.12 per share. The Series J Preferred is convertible into 26,031,827 shares of our common stock. As a result of the Debenture Exchange, the total amount due the holder on March 31, 2006 is $2,4796,658.

For purposes of determining the number of Series J Preferred and Exchange Warrants received by the holder in connection with the Debenture Exchange, the holder was entitled to convert 120% of the outstanding balance of the Debentures into the purchase price of the Series J Preferred proposed to be issued by Wave Wireless in connection with a future equity financing.

No underwriters were involved in the foregoing transactions. The securities issued in connection with the Note Exchange and Debenture Exchange were issued in reliance on Section 3(a)(9) of the Securities Act of 1933, as the securities issued in connection with the Note Exchange and Debenture Exchange were exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. The Note Warrants were issued in private transactions, in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, because each offering was a non-public offering to accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

2.1
Agreement and Plan of Merger between Wave Wireless Corporation, WaveRider Communications Inc. and Wave Acquisition Inc., incorporated by reference to Annex A-1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-131357), filed with the Securities and Exchange Commission on January 27, 2006.

2.2
Amendment to the Agreement and Plan of Merger between Wave Wireless Corporation, WaveRider Communications Inc. and Wave Acquisition Inc., incorporated by reference to Annex A-2 to the Registrant’s Registration Statement on Form S-4 (File No. 333-131357), filed with the Securities and Exchange Commission on January 27, 2006.

4.1
Certificate of Designations of the Relative Rights and Preferences of the Series J Convertible Preferred Stock, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 4, 2006, we filed a Form 8-K to announce that we had entered into a definitive Agreement and Plan of Merger for the merger of Wave Wireless and WaveRider Communications Inc. (“WaveRider”).

On January 27, 2006, we filed a Form 8-K to announce that we had entered into an Amendment to Agreement and Plan of Merger, amending the terms of Wave Wireless’ announced merger with WaveRider. The Amendment revised the terms of the Agreement and Plan of Merger as a result of WaveRider entering into an agreement with Crescent International Ltd. (“Crescent”) to amend the agreements between WaveRider and Crescent.

On March 28, 2006, we filed a Form 8-K to announce the entry into an Exchange Agreement with a note holder, pursuant to which the note holder agreed to convert $1,230,475 in principal and accrued interest due under the terms of a promissory note into shares of Wave Wireless’ Series J Convertible Preferred Stock with an aggregate face value of $1,952,387, and warrants to purchase a total of 7,809,548 shares of common stock. We also announced the filing with the Secretary of State of the State of Delaware, on March 24, 2006, of a the Certificates of Designations of the Relative Rights and Preferences of the Series H Convertible Preferred Stock and the Series I Convertible Preferred Stock, which became effective upon such date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE WIRELESS CORPORATION

Date: May 22, 2006	/s/ Charles W. Brown
Charles W. Brown, Chief Executive Officer
(Principal Executive Officer)