Form 10QSB
period 2006-06-30
WAVE WIRELESS CORP
filed 2006-10-06
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission File Number 0-25356

WAVE WIRELESS CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0289371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

255 Consumers Road, Toronto, Ontario M2J 1R4
(Address of principal executive offices and Zip (Postal) code)

416-502-3200
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ No ☐

As of June 30, 2006, there were 75,011,057 shares of the Registrant's common stock outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

This Quarterly Report on Form 10-QSB consists of 30 pages of which this is Page 1. The Exhibit Index appears on Page 2.

WAVE WIRELESS CORPORATION

TABLE OF CONTENTS

		Page
		Number

PART I. FINANCIAL STATEMENTS		3

Item 1	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Operations	4

	Condensed Consolidated Statements of Cash Flows	5 - 6

	Notes to Condensed Consolidated Financial Statements	7 - 18

Item 2	Management's Discussion and Analysis	19 - 24

Item 3	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 4	Submission of Matters to a Vote of Securities Holders	26

Item 5	Other Information	26

Item 6	Exhibits and Reports on Form 8-K	26

Signatures		27

Certifications		28 - 30

You should carefully consider all of the risk factors discussed in our Annual Report on Form 10-KSB, and other documents filed by us with the Securities and Exchange Commission before purchasing our common stock. The risks described in those documents are not all of the risks facing us. Additional risks, including the risk that the Company may not be able to continue as a going concern, and those that are currently not known to us or that we currently deem immaterial, may also affect our business operations.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WAVE WIRELESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249	$380
Accounts receivable, net of allowances of $606 (2005 - $756)	530	1,152
Inventory	207	197
Assets held for sale	1,698	-
Assets from discontinued operations	81	-
Prepaid expenses and notes receivable	615	447

Total current assets	3,380	2,176

Property and equipment, net	547	622
WaveRider note receivable	-	250
Product rights	340	-
Goodwill	250	11,990
Total assets	$4,517	$15,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank loan	$418	$759
Accounts payable	1,675	1,683
Other accrued liabilities	3,016	2,521
Deferred revenue	855	862
Liabilities held for sale	866	-
Liabilities of discontinued operations	55	184
Notes payable	-	898
Derivative liability	3,950	-
Current maturities of long-term debt	2,493	2,379

Total current liabilities	13,328	9,286

Long-term debt, less current maturities	860	1,544

Total liabilities	14,188	10,830

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Series E Preferred Stock	332	332
Series F Preferred Stock	-	661
Series G Preferred Stock	3,224	3,344
Series J & J1 Preferred Stock	16,824	-
Common stock, par value $0.0001 per share, 250 million shares authorized;
75,011 shares issued; 74,981 shares outstanding at June 30, 2006
22,162 shares issued; 22,132 shares outstanding at December 31, 2005	8	2
Treasury stock, at cost; 30 shares	(74)	(74)
Additional paid-in capital	391,652	383,778
Accumulated deficit	(421,637)	(383,835)

Total stockholders' equity (deficit)	(9,671)	4,208

Total liabilities and stockholders' equity (deficit)	$4,517	$15,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months ended		Six Months ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$2,766	$4,261	$4,644	$6,758

Cost of sales	1,904	2,936	3,437	5481

Gross profit	862	1,325	1,207	1,277

Operating expense:
Research and development	642	774	1,182	1,971
Selling and marketing	613	853	1,115	2,088
General and administrative	604	943	1,240	1,867
Impairment and other charges	24,497	-	24,497	-
Restructuring charges	-	(75)	-	5,287

Total operating expenses	26,356	2,495	28,034	11,213

Loss from operations	(25,494)	(1,170)	(26,827)	(9,936)

Other income (expenses):
Financing expense	(681)	-	(9,851)	-
Derivative financial instrument income	1,342	-	1,220	-
Interest expense	(164)	(169)	(555)	(388)
Other income (expense), net	56	(153)	113	33

Loss from continuing operations	(24,941)	(1,492)	(35,900)	(10,291)

Loss from discontinued operations	(740)	-	(703)	-

Net loss	(25,681)	(1,492)	(36,603)	(10,291)

Preferred stock accretions	(1,199)	(578)	(1,199)	(1,158)

Net loss attributable to common stockholders	$(26,880)	$(2,070)	$(37,802)	$(11,449)

Basic and diluted loss per common share:

Loss from continuing operations	$(0.34)	$(0.17)	$(0.74)	$(0.96)

Loss from discontinued operations	$(0.01)	$-	$(0.01)	$-

Basic and diluted loss per common share	$(0.35)	$(0.17)	$(0.75)	$(0.96)

Shares used in basic and diluted per share computations	73,537	12,037	48,924	11,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(36,603)	$(10,291)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation in continuing operations	85	416
Depreciation in discontinued operations	55	-
Non-cash impairment charges	24,434	-
Non-cash restructuring charges	-	5,287
Loss on disposal of discontinued operations	897	-
Loss on conversion of promissory notes	7,342	-
Derivative financial instrument income	(1,220)	-
Amortization of discounts on promissory notes	1,160	46
Securities issued to consultants	734	-
(Gain) loss on debt extinguishments	(26)	11
Gain on disposal of property and equipment	(30)	(352)
Warranty expense	-	137
Gain on vendor settlements	-	(92)
Bad debt expense	-	259
Changes in operating assets and liabilities:
Accounts receivable	883	(519)
Inventory	510	(823)
Prepaid expenses and other assets	(98)	593
Net operating assets of discontinued operations	(1,051)	-
Accounts payable	(400)	(779)
Other liabilities	110	1,578

Net cash used in operating activities	(3,218)	(4,529)

Cash flows from investing activities:
Acquisition of property and equipment	-	(34)
Increase in restricted cash	-	(53)
Proceeds from sale of patents	30	-
Net cash received on acquisition of WaveRider	169	-
Proceeds from sale of property and equipment	16	481

Net cash provided by investing activities	215	394

Cash flows from financing activities:
Proceeds from sale of preferred shares (net of cash fees of $281)	2,224	-
Proceeds from debt financing (net of cash fees of $101 in 2006)	989	1,500
Proceeds (payments) on bank loan	(341)	1,517
Payments under note payable obligations	-	(425)

Net cash provided by financing activities	2,872	2,592

Effect of exchange rate changes on cash	-	(1)

Net decrease in cash and cash equivalents	(131)	(1,544)

Cash and cash equivalents at beginning of the period	380	2,280

Cash and cash equivalents at end of the period	$249	$736

The accompanying notes are an integral part of these condensed consolidated financial statements

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands, unaudited)

Supplemental cash flow disclosures:

Cash paid for interest	$158	$48

Non-cash investing and financing activities:

Warrants issued in connection with convertible promissory notes	$261	$44
Warrants issued in connection with lease termination	$-	$233
Warrants issued in connection with officer settlement	$-	$93
Warrants issued in connection with preferred stock conversion	$-	$180
Conversion of Preferred stock into Common stock	$5	$10

See Footnotes 4 & 6 for conversion of debt and preferred stock

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

1.	BASIS OF PRESENTATION

The financial statements include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Operating results for the three- and six month period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2005.

On March 28, 2006, the Company merged a wholly owned subsidiary of the Company with and into WaveRider Communications Inc. (the “WaveRider Merger”). As a result of the WaveRider Merger, the financial statements for the three and six months ended June 30, 2006 reflect the financial condition of the consolidated companies at June 30, 2006. The results of operations of the Company for the six months ended June 30, 2006 reflect WaveRider’s operating results for the quarter end June 30, 2006 and for the last four days during the quarter ended March 31, 2006.

On June 30, 2006, the Company sold WaveRider Communications Australia Pty Ltd. and, on July 1, 2006, the Company sold all of its interest in WaveRider Communications (Canada) Inc. and its wholly owned subsidiary, JetStream Internet Services Inc., WaveRider Communications (USA) Inc. and Avendo Wireless Corporation. The operations of these entities, that will not be ongoing, have been segregated and shown as discontinued operations in the condensed consolidated statements of operations and the assets and liabilities of these entities still existing at June 30, 2006 have been shown as assets and liabilities, respectively, from discontinued operations in the condensed consolidated balance sheet.

As a result, the results of operations reflected in the financial statements for the six months ended June 30, 2006 are not necessary indicative of the operating results that may be expected for future periods.

Going Concern, Liquidity and Management’s Plan

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is currently reviewing its remaining product lines, in light of the continuing softness in the telecommunications equipment markets, disappointing results in its principal business units, the unexpected resignation of its President and Chief Executive Officer and its current working capital deficit. Management’s review will likely result in the decision to sell certain or all remaining product lines and business units. In light of this action, and management’s belief that, based on operating results during the three month period ended June 30, 2006, management’s assessment regarding future operating results, and the substantial personnel and other reductions resulting from the Company’s operating performance, the Company’s product lines and business units will not achieve previously anticipated operating results. As a result, the Company has written off substantially all of the goodwill associated with these product lines and business units. The financial statements for the three and six month periods ended June 30, 2006, reflect this determination.

As reflected in the financial statements, for the six-month period ended June 30, 2006, the Company incurred a net loss attributable to common stockholders of $37,802 million. As of June 30, 2006, the Company had a stockholders' deficit of $9.671 million and accumulated deficit of $421.6 million. Also, as of June 30, 2006, the Company had approximately $249,000 in cash and cash equivalents, and a working capital deficiency of approximately $9.948 million.

The Company's working capital requirements have historically been met principally from the private placement of equity and debt securities, and available borrowings under a credit facility ("Credit Facility") with Silicon Valley Bank (the "Bank"), discussed below, and cash from operations. On August 4, 2006, the Bank advised the Company that it was in default of certain covenants under the Credit Facility, and that it was terminating the Credit Facility effective on such date. At June 30, 2006, the Company owed the Bank $418,056 under the Credit Facility, and no amounts were due the Bank on the termination date.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

The Company is dependent on external sources of financing and the sale of assets to continue operations. As a result, in connection with and immediately following the WaveRider Merger, the Company privately placed equity securities to address its immediate liquidity needs. In addition, during June 2006, the Company sold its interest in WaveRider Communications Australia Pty Ltd. for $370,000 plus 15% of future gross revenues for the next 12 months. The payment of $370,000 was received in July 2006. In addition, on July 1, 2006, the Company sold all of its interest in: WaveRider Communications (Canada) Inc., including its wholly owned subsidiary, JetStream Internet Services Inc.; WaveRider Communications (USA) Inc.; and Avendo Wireless Corporation for approximately $1,773,000, of which $1,388,000 was received on that date, and approximately $385,000 remains to be paid, subject to certain conditions and offsets. While proceeds received from the foregoing transactions have provided additional necessary working capital, and allowed the Company to satisfy certain contractual and other obligations, the Company’s current cash flow from operations remains substantially below levels necessary to satisfy its working capital needs. As a result, as set forth above, the Company will attempt to sell certain or all of its remaining product lines and business units, in order to continue as a going concern.

There can be no assurance that the Company will be successful in selling certain or all of its product lines and business units, in order to meet its immediate working capital needs. Even if the Company is successful, the proceeds from such transactions are likely to be insufficient to satisfy the Company’s current and long term liabilities. As a result, the Company will likely be required to seek protection under the bankruptcy laws, in which event the Company believes it is unlikely that its common stock will have any value. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Derivative liability accounting

Derivative instrument accounting arises when certain financial instruments, such as warrants to acquire common stock, are classified as liabilities due to either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.

With the issuance of the Company’s Series J and Series J1 preferred stock, the Company determined that the warrants associated therewith should be accounted for as a derivative liability. Additionally, during the three months ended June 30, 2006, the Company did not have enough authorized common stock, if all of the existing preferred shares and other convertible financial instruments were converted to common shares. As part of the Series J and Series J1 offering the Company committed to seek shareholder approval for changes to its authorized capital and the holders of these securities agreed to refrain from exercising their warrants or converting their Series J and Series J1 preferred shares until the earlier of the shareholder approval or December 31, 2006. Since there is no assurance that the shareholders will approve a change in the Company’s authorized capital, the Company does not control whether physical or net share settlement is available.

Fair value for our financial instruments is determined using the closing price of our common stock at the close of each reporting period. Reductions in the remaining life of unexercised warrants and declines in the price of our common stock will reduce the fair value of the preferred stock and warrants resulting in additional credits to our consolidated statements of operations. Alternatively, increases in the price of our common stock will increase the fair value of the preferred stock and warrants and may result in charges to operations. We will continue to adjust our derivative financial instruments to fair value throughout their term, or until we achieve the ability to net-share settle these instruments, at which time they would be reclassified to equity.

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

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FAS 123R”) using the modified-prospective-transition method. Under this transition method, compensation costs subsequent to December 31, 2005 will include, as the options vest, the fair value of options granted prior to but not vested as of December 31, 2005.

The adoption of FAS 123R had no material affect on the financial results for the three and six months ended June 30, 2006. As of June 30, 2006, there is no material liability related to unvested share-based compensation awards granted.

2.	RESTATEMENT OF PREVIOUSLY REPORTED INFORMATION

During the second quarter the Company determined that the warrants associated with the Series J preferred stock issued on March 28, 2006 should have been accounted for as a derivative liability, as they do not meet all the criteria for equity classification under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  The impact to the balance sheet at March 31, 2006 as previously reported is to increase current and total liabilities by approximately $3 million and to decrease additional paid-in capital and total stockholders' equity by approximately $2.9 million.  Additionally, net loss for the three months ended March 31, 2006 as previously reported would have increased by $0.1 million from $10.8 million to $10.9 million as the result of adjusting the derivative liability to market value at March 31, 2006.

3.	ACQUISITION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

i)
Effective March 28, 2006, the Company acquired WaveRider Communications Inc. (“WaveRider”), a Nevada corporation (“WaveRider Merger”). Under the terms of the WaveRider Merger, the Company issued 48,362,446 shares of common stock, 1,326.446 shares of Series H Preferred Stock, 132.6446 shares of Series I Preferred Stock and 8,842,089 common stock purchase warrants in exchange for all of the issued and outstanding shares of WaveRider, and all outstanding long-term debt. The warrants are exercisable at $0.20 per share for a five-year period and include a net share settlement feature. In addition, the Company issued to the employees of WaveRider 2,125,545 employee stock options, with an average exercise price of $1.02 and to the warrant holders of WaveRider 2,125,613 common share purchase warrants, with an average exercise price of $1.84.

The WaveRider Merger was accounted for as a purchase and is summarized as follows (in thousands $):

Cash on hand (including cash from loans made by Wave Wireless prior to
the acquisition which were forgiven on acquisition)	$413
Other current assets	2,241
Fixed assets	200
Current liabilities	(2,787)

Net assets received	67
Goodwill	14,745

Total consideration received	$14,812

Common stock issued on closing	$6,432
Preferred stock issued on closing	4,705
Warrants issued on closing at fair value	1,492
WaveRider shares forfeited on merger	450
Employee stock options issued on closing at fair value	83
Expenses incurred on acquisition	1,650

Total consideration given	$14,812

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

The cash effect of this transaction is summarized as follows:

Cash acquired on closing	$413

ii)	The Company has determined that the goodwill created upon the WaveRider Merger be allocated to the individual units acquired as follows:

WaveRider Communications Inc.	$12,679
WaveRider Communications (Australia) Pty Ltd.	1,150
WaveRider Communications (Canada) Inc.	916

$14,745

iii)
On June 19, 2006, the Company’s Board of Directors approved the disposal of its interest in WaveRider Communications (Australia) Pty Ltd. for cash considerations of $370,000 plus contingent consideration of 15% of the trailing 12 months revenue, payable quarterly in arrears. The sale was completed on June 30, 2006.

The results of the WaveRider Communications (Australia) for the three and six months ended June 30, 2006 are as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Revenue	$1,132	$1,243
Cost of goods sold	609	664

Gross profit	523	579

Selling and marketing expenses	371	387
Loss on disposal of assets	897	897
Other income	(20)	(17)

Loss on discontinued operations	$725	$688

iv)
On July 1, 2006, the Company disposed of its interests in WaveRider Communications (Canada) Inc., including its wholly owned subsidiary JetStream Internet Services Inc. (“JetStream”), WaveRider Communications (USA) Inc. and Avendo Wireless Inc. for proceeds of $1,773,000, of which $1,388,000 was received in cash on that date, and a $385,000 hold back which is to be paid, subject to satisfaction of certain conditions. The Company retained the ongoing 900 MHz operations related to the WaveRider Merger to provide sales and support of the WaveRider 900 MHz products to its customers. It did however dispose of the ongoing operations of JetStream and will have no further involvement in JetStream’s operations.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

The following operations of JetStream, which are to be sold, have been included in discontinued operations:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Revenue	$51	$51
Cost of goods sold	34	34

Gross profit	17	17

Selling and marketing expenses	37	37
Other income	(5)	(5)

Loss on discontinued operations	$15	$15

The following assets and liabilities of JetStream and the other subsidiaries to be sold, as at June 30, 2006, are included in assets and liabilities held for sale, respectively:

	Other	JetStream	Total

Cash	$51	$7	$58
Accounts receivable	1,034	4	1,038
Inventory	613	2	615
Prepaid expenses and other assets	-	68	68

	$1,698	$81	$1,779

Accounts payable and accrued liabilities	$866	$16	$882
Deferred revenue	-	39	39

	$866	$55	$921

v)
The following unaudited pro forma financial information gives effect to the WaveRider Merger, as if it had occurred at the beginning of the respective period. Proforma consolidated revenue does not include the operations of the subsidiaries of WaveRider, which were sold on June 30, 2006 and July 1, 2006.

Unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of those periods:

	Three Months ended		Six Months ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pro forma consolidated revenue	$2,767	$6,097	$5,794	$9,841

Pro forma consolidated net loss	$(26,831)	$(1,925)	$(39,988)	$(11,850)

Pro forma consolidated basic
and diluted loss per share	$(0.36)	$(0.03)	$(0.57)	$(0.20)

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

4.	NET LOSS PER SHARE

For purposes of computing basic and diluted net loss per common share in the three and six months ended June 30, 2006, the weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market of the Company's common stock for the period because the effect would be anti-dilutive. Because losses were incurred in the three and six months ended June 30, 2006 and 2005, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

5.	BORROWING AND OTHER OBLIGATIONS

Credit Facility. On August 4, 2006, the Silicon Valley Bank (the “Bank”) advised the Company that it was in default of certain covenants under the Credit Facility, and that it was terminating the Credit Facility effective on such date. On March 27, 2006, we had renewed our credit facility (the "Credit Facility") with the Bank through March 27, 2007. The Credit Facility consisted of a Loan and Security Agreement for a $2.5 million borrowing line based on domestic receivables, and a Loan and Security Agreement under the Export-Import ("EXIM") program for a $1.5 million borrowing line based on export related inventories and receivables. The Credit Facility provided for cash advances equal to 75% of eligible accounts receivable balances for both the EXIM program and domestic lines. Advances under the Credit Facility were charged interest at the Bank's prime rate plus 3.5% per annum. The Credit Facility was secured by all of our receivables, deposit accounts, general intangibles, investment properties, inventories, cash, property, plant and equipment. We also issued a $4.0 million secured promissory note underlying the Credit Facility to the Bank. As of June 30, 2006, $418,056 was outstanding under the Credit Facility, and no amounts were outstanding under the Credit Facility on August 4, 2006.

As of June 30, 2006, we were not in compliance with the loan covenants established in the Credit Facility.

Long-term debt. Long-term debt at June 30, 2006 consists of the following:

Debenture financing (i)	$2,539
Note payable - Siemens; in default (see Note 9)	350
Note payable, former vendor, due in monthly installments of
$35,000 through June 2006; in default	316
Note payable - Agilent (ii)	92
Other	56

3,353

less: current portion	2,493

$860

(i) Debenture Financing. On November 10, 2005, the Company entered into an agreement with a Purchaser of notes issued under an existing Debenture Agreement which exchanged all issued and outstanding notes for and in consideration for the issuance to the Purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old Notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrued on such debt at an annual interest rate of 8%, and this rate increased to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. Payments of principal and accrued interest under the New Note are amortized and paid by Wave Wireless over a period of eight quarters in either cash or shares of Wave Wireless’ common stock, with the first amortization payment being made on December 31, 2005. The Company’s obligations under the Debenture Agreement are covered by a Security Agreement over all of the assets of the Company, subordinated only to the Security Interest provided to Silicon Valley Bank.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

On March 27, 2006, Wave Wireless and the Purchaser entered into an Exchange Agreement, pursuant to which the Purchaser agreed to convert $1,230,475 of principal and accrued interest due to Purchaser on the date thereof into 260.3183 shares of our Series J Convertible Preferred Stock and warrants to purchase 7,809,548 shares of our common stock, at an exercise price of $0.12 per share, (the “Note Exchange”). Such conversion is in lieu of the quarterly payments due March 31, 2006 and June 30, 2006. The Series J Convertible Preferred Stock is convertible into 26,031,827 shares of our common stock. As a result of the Note Exchange, the total amount due Purchaser on June 30, 2006 is $2,538,574. The Company recorded a loss on conversion in the amount of $3.507 million, including finance expense. The fair value of the financial instruments issued has been allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $3,644 and $1,094, respectively.

(ii) Agilent Note. On November 30, 2004, Agilent Financial Services ("Agilent") entered into an agreement with us to restructure the $1,725,000 due Agilent on December 31, 2004. Under the terms of the agreement, we paid Agilent an initial payment of $250,000 on December 1, 2004; with the balance payable in sixteen monthly payments of $92,187 beginning January 1, 2005, up to and including April 1, 2006. In addition, we issued Agilent a warrant to purchase 178,571 shares of our common stock. The warrant has an initial exercise price of $0.56 and a term of five years. On March 31, 2005, the Company and Agilent entered into an agreement whereby one half of the remaining debt of $1,111,599 will be paid in equal payments over eighteen months beginning April 1, 2005, with the other half paid in the form of 555.799 shares of Series E Convertible Preferred Stock, convertible at any time at the option of the holder into common stock equal to the quotient obtained by dividing the liquidation preference amount of the shares to be converted by the conversion price. The Series E Preferred Stock was authorized and issued in the quarter ending June 30, 2005, and the Company recorded a gain on the conversion of $355,712.

At June 30, 2006, the remaining amount due Agilent was $91,994, which amount is paid monthly in $30,000 installments, with the final installment due in September 2006.

(iii) Convertible Notes. During 2005, Wave Wireless issued convertible promissory notes to certain purchasers in the principal amount of $850,000, payable on or before March 31, 2006 (the “Convertible Notes”). Interest accrued on the Convertible Notes at an annual interest rate of 10%. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,125,000 shares of common stock of Wave Wireless, exercisable for 5 years, at an exercise price of $0.20 per share. The notes were discounted for the relative fair value of the warrants issued and the intrinsic value of the beneficial conversion features associated with the notes.

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

Under the terms of the Convertible Notes, as amended by the terms of the Amendment to Promissory Note dated as of March 27, 2006 (the “Amendment Agreement”), the outstanding principal amounts and all accrued but unpaid interest under the terms of all issued and outstanding Convertible Notes automatically converted into shares of Series J Convertible Preferred Stock and warrants to purchase shares of common stock, at an exercise price of $0.12 per share, on March 31, 2006 (the “Series J Equity Securities”). For purposes of determining the number of Series J Equity Securities that each holder received upon conversion, the holders were deemed to have tendered 120% of the outstanding balance of the Convertible Notes as payment of the purchase price for the Series J Equity Securities. As consideration for entering into the Amendment Agreement the Company reduced the exercise price of the Warrants issued in conjunction with Convertible Notes from $0.20 to $0.12 per share. The Company recorded a loss on conversion in the amount of $3.835 million, included in finance expense.

The Series J Convertible Preferred Stock and warrants issued in connection with the conversion of all outstanding Convertible Notes is convertible or exercisable, as the case may be, into 31,728,719 and 9,518,616 shares of common stock, respectively. The fair value of the financial instruments issued has been allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $4,442 and $1,333, respectively.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

6.	BALANCE SHEET COMPONENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):

Accrued compensation and employee benefits	$796
Accrued penalty for late filing of registration statement	615
Accrued warranty (a)	445
Accrued legal and accounting	233
Purchase commitment	312
Royalties payable	125
Value added and other sales tax payable	119
Other	371

Balance at June 30, 2006	$3,016

a)	A summary of product warranty reserve activity for the six-month period ended June 30, 2006 is as follows:

Balance at January 1, 2006	$341
Additions with acquisition of WaveRider	104
Additions relating to products sold	62
Payments	(62)

Balance at June 30, 2006	$445

7.	STOCKHOLDERS' EQUITY

The authorized capital stock of Wave Wireless consists of 250 million shares of common stock, $0.0001 par value, and 2.0 million shares of preferred stock, $0.0001 par value, including 500,000 shares of which have been designated Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") pursuant to the Stockholder Rights Agreement (see discussion below), 2,000 shares of Series E Preferred Convertible Preferred Stock (the "Series E Preferred Stock"), 250 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), 10,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock"), 2,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 200 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”), 1,250 shares of Series J Convertible Preferred Stock (the “Series J Preferred Stock”), and 300 shares of Series J-1 Convertible Preferred Stock.

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

Series H and I Convertible Preferred Stock

Wave Wireless has designated 2,000 shares of its Preferred Stock as Series H Convertible Preferred Stock (the "Series H Preferred Stock") and 200 shares of its Preferred Stock as Series I Convertible Preferred Stock (the “Series I Preferred Stock”). In conjunction with the WaveRider Merger, Wave Wireless issued 1,326.446 shares of Series H Preferred Stock and 132.6446 shares of Series I Preferred Stock, along with warrants to purchase 8,842,089 shares of Common Stock, at an exercise price of $0.20, to a holder of WaveRider convertible debentures.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

In connection with the closing of the WaveRider Merger, all of the issued and outstanding shares of the Series H and I Convertible Preferred Stock and the related warrants were exchanged for 353.7333 shares of Series J Convertible Preferred Stock and Series J Warrants to purchase 10,612,000 shares of Common Stock.  The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the resulting Series J Preferred Stock is convertible into using the trading market price on the date the WaveRider Merger.

Series J Convertible Preferred Stock

Wave Wireless has designated 1,250 shares of its Preferred Stock as Series J Convertible Preferred Stock (the "Series J Preferred Stock"), of which 1,247 shares were issued and outstanding as of June 30, 2006. The Series J Preferred Stock has a liquidation preference amount equal to $7,500 per share. Each share of Series J Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series J Preferred Stock is convertible into using the trading market price on the date the Series J Preferred Stock was issued.

Series J-1 Convertible Preferred Stock

Wave Wireless has designated 300 shares of its Preferred Stock as Series J-1 Convertible Preferred Stock, of which 121 shares were issued and outstanding as of June 30, 2006. The Series J-1 Preferred Stock has a liquidation preference amount equal to $7,500 per share. Each share of Series J-1 Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series J-1 Preferred Stock is convertible into using the trading market price on the date the Series J-1 Preferred Stock was issued.

Issuances of Series J and J-1 Convertible Preferred Stock

In connection with exchange for Series H and I shares	$4,705
In connection with exchange of Bridge Notes	4,442
In connection with debenture exchange	3,644
Sold to qualified investors (excluding $1,199 included in derivative liability for excess shares)	1,309
Issued to consultants in connection with the WaveRider Merger	957
Issued to consultants in connection with the sale of a qualified financing	568
Accretion of shares sold to qualified investors to face value	1,199

$16,824

Stockholder Rights Agreement

On September 26, 1997, the Board of Directors of Wave Wireless adopted a Stockholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, Rights (the "Rights") were distributed as a dividend on each outstanding share of its common stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy Series A Preferred at an exercise price of $18,750 upon certain events. The Rights will expire ten years from the date of the Rights Agreement.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

8.	ASSET IMPAIRMENT CHARGES

(a)	Goodwill

The Company is currently reviewing its product lines, in light of the current softness in telecommunications equipment markets, disappointing results in its principal business units, and its current working capital deficit. The Company intends to sell certain or all of its remaining product lines and business units. There can be no assurance that such sales will occur and in light of operating results during the three month period ended June 30, 2006, and management’s current assessment regarding future operating results, the Company has determined that an impairment charge was required on the basis that the carrying value of goodwill exceeded its fair value.

Goodwill was created by the excess of the purchase price over the fair values of net assets acquired in connection with the acquisition of substantially all of the operating assets and certain liabilities of SPEEDCOM Wireless Corporation (“SPEEDCOM”), on December 10, 2003, and the merger with WaveRider Communications Inc. (“WaveRider”), on March 31, 2006.

The goodwill related to the acquisition of the SPEEDCOM amounted to $11,990,552. After review of the potential proceeds on the sale of the remaining assets associated with the SPEEDCOM product line, the Company has determined that an impairment charge of $11,740,552 was required on the basis that the carrying value of goodwill exceeded its fair value.

The goodwill related to the WaveRider Merger amounted to $14,745,220. Goodwill amounting to $1,150,000 was sold in connection with the sale of WaveRider Communications (Australia) Pty Ltd on June 30, 2006 and goodwill amounting to $915,878 related to the sale of WaveRider Canada has been charged to impairment expense. In addition, after review of the potential proceeds on the sale of the remaining assets associated with the WaveRider Merger, the Company has determined that $340,000 of the goodwill should be reclassified as Product Rights and that an impairment charge of $12,339,342 was required on the basis that the carrying value of the remaining goodwill exceeded its fair value.

(b)	Inventory

A summary of inventory reserve activities is as follows:
Inventory
Reserve

Balance at January 1, 2006	$13,947
Additions charged to Statement of Operations	145

Balance at June 30, 2006	$14,092

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

9.	SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

The breakdown of product sales by geographic region is as follows (in thousands):

	Three Months ended		Six Months ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

North America	$1,814	$276	$2,493	$475
United Kingdom	622	1,619	1,409	2,637
Europe	64	467	160	887
Asia	67	227	87	460
Latin America and other regions	199	1,672	495	2,299

	$2,766	$4,261	$4,644	$6,758

During the three-month period ended June 30, 2006 and 2005, one and five customers accounted for a total of 22% and 87% of our total sales, respectively. As a result of the WaveRider Merger, distribution of product sales have shifted to North America, relative to other geographic regions, and customer concentration has decreased.

10.	COMMITMENTS AND CONTINGENCIES

Contract Manufacturer

The Company provides its primary contract manufacturer with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturer, the Company has committed to assume liability for all parts required to manufacture the Company’s forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis. Management believes that, should it be necessary, they could find alternative contract manufacturers without significant disruption to the business.

Default under Registration Rights Agreement

The Company is in default under a registration rights agreement that it entered into with the owners of the Series J and J-1 preferred shares. Under the agreement the Company was required to file a registration statement on or before June 2, 2006. Failure to file the registration statement results in a penalty equal to 2% of the value of the securities for the first 30 days, or part thereof, and 1% for each subsequent 30 day period until the registration statement is filed. The Company expects to file the registration statement on or before the end of October and, as such, has estimated the potential penalty as $615,000.

Settlement Agreements

The Company is currently in default under a Settlement Agreement and Release (“Settlement Agreement”) it entered into on September 15, 2004 with Seimans Aktiengesellchaft ("Siemens") with respect to certain claims between Siemens and the Company arising under a Joint Development and License Agreement and Original Equipment Manufacturer Agreement entered into between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay Siemens $500,000, of which it paid $100,000 on October 1, 2004. The Company was obligated to pay an additional $100,000 upon the earlier of the receipt of financing by the Company equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005. The Company did not make the December 31, 2004 $100,000 payment but did make the first two monthly payments of $25,000 each in January and February 2005. The Company has made no other payments to Siemens and, as a result of the default, the remaining amount of $350,000, plus accrued interest at 7% per annum, is immediately due and payable.

WAVE WIRELESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

In July 2006, a former distributor to the Company filed a complaint against the Company in the Superior Court of the State of California, Count of Santa Clara, for breach of contract and fraud. The Complaint seeks damages totaling approximately $627,000, relating to sales commissions allegedly owed, and for allegedly defective products. While no assurances can be given, the Company has asserted counterclaims in excess of $1.0 million, and intends to vigorously defend the allegations contained in the Complaint. No liability related to this matter has been recorded in the financial statements.

11.  SUBSEQUENT EVENTS

a)
On July 1, 2006, the Company sold all of its interest in WaveRider Communications (Canada) Inc. and its wholly owned subsidiary, JetStream Internet Services Inc., WaveRider Communications (USA) Inc. and Avendo Wireless Corporation for approximately $1,773,000, of which $1,388,000 was received on that date, and approximately $385,000 remains to be paid, subject to certain conditions.

b)
On July 28, 2006, the Company’s President and Chief Executive Officer, Mr. Charles Brown resigned. Mr. Brown's resignation materially impacted the Company's ability to continue to address the ongoing poor operating results in the Company’s principal business units and the Company’s continuing deteriorating working capital position. Subsequently, the Board of Directors directed management to review the Company’s product lines, which will likely result in the sale of certain or all of the Company’s product lines.

c)
On July 5, 2006, Mr. Fred Fromm and on August 22, 2006, Messrs. Chastelet, Milligan and Sinclair resigned from the Company’s Board of Directors. None of them expressed any disagreement with the Company.

d)	On September 25, 2006, the Company entered into a non-binding Letter of Intent with VCom Inc. for the sale of WaveRider’s 900 MHz product line.

e)	On September 30, 2006, the Company did not make the required installment payment for its debenture liability, discussed in Note 5. As a result, the Company is in default of the obligation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-KSB, and other documents filed by us with the Securities and Exchange Commission.

The Company is currently reviewing its remaining product lines, in light of the current softness in telecommunications equipment markets, disappointing results in its principal business units, the unexpected resignation of its President and Chief Executive Officer and its current working capital deficit. Management’s review will likely result in the decision to sell certain or all product lines and business units. As a result, future results will differ materially from historical results. Even if the Company is able to immediately sell one or more of its product lines, or business units, it is unlikely the proceeds from such transactions will be sufficient to satisfy its current and long-term liabilities. As such, the Company will likely be required to seek the protection of the bankruptcy court.

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

Wave Wireless originally acquired the Wave Wireless networking product line (“SPEEDLAN”) from SPEEDCOM Wireless Corporation in December 2003 as a means to complement its legacy business focused on licensed wireless backhaul products, and to gain entry into the rapidly growing market for enterprise-class license-exempt wireless solutions. In April 2005, Wave Wireless announced a formal restructuring plan designed to dramatically reduce costs, refocus its strategic direction, and ultimately achieve profitability (“Restructuring Plan”). Key elements of the Restructuring Plan involved both (i) divesting Wave Wireless’ legacy product lines for the licensed market that were expected to result in continued substantial operating losses, and (ii) refocusing Wave Wireless’ product strategy around its SPEEDLAN product line and the market for robust license-exempt and licensed public safety band wireless applications. Wave Wireless would also continue to provide repair and maintenance support services in connection with its RMA Business to its installed base of legacy products for the licensed wireless backhaul market.

The Restructuring Plan was caused by the substantial operating losses incurred by Wave Wireless, and management's assessment that substantial operating losses would continue in the absence of a plan to restructure the business, and substantially reduce its cost structure. In addition, absent such a plan, Wave Wireless would likely be unable to attract financing on reasonable terms, if at all.

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

On March 28, 2006, a wholly owned subsidiary of the Company was merged with and into WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger brought together complementary business lines, engineering, sales and marketing compatibilities and innovative technology. The combination of Wave Wireless’ SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution® non-line-of-sight, fixed and mobile wireless 900 MHz products provided customers with a wide range of line-of-sight fixed and non-line-of-sight products and services.

The product, personnel and other synergies resulting from the WaveRider Merger were intended to lower operating and other costs, and increase revenue in each company’s respective product lines. Following consummation of the WaveRider Merger, the Company experienced far longer sales cycles for new products than were expected, certain product availability issues in connection with its 900 MHz non-line-of-sight products, and continuing delays in commercializing new Mesh products, resulting in substantially lower revenue in each of these product lines than previously expected. Due to the recognition of lower than anticipated revenue during the quarter ended June 30, 2006, the Company was required to use a significant amount of its cash resources to satisfy certain legacy obligations, and the costs incurred in connection with consummation of the WaveRider Merger. As a result of these factors, and the Company’s deteriorating cash position, management entered into discussions to sell certain non-core assets in order to satisfy its working capital requirements.

Management of WaveRider’s Australian subsidiary had approached it on a number of occasions about the possibility of a management buy-out of the Company. On June 19, 2006, the Company’s board of directors met and agreed that, as a non-core asset, the sale of the Australian subsidiary should be considered and directed management to enter into formal negotiations. On June 30, 2006, the Company sold WaveRider Communications (Australia) Pty Ltd., for cash consideration of $370,000 plus contingent consideration calculated at 15% of revenue for the following 12 months, payable quarterly in arrears.

On June 1, 2006, following informal discussions between the two companies, representatives of VCom Inc. approached the Company about the possibility of acquiring the Canadian operations of WaveRider. Upon receipt of a tentative Letter of Offer, the Company’s Board of Directors, at their June 19 meeting, directed management to enter into formal negotiations. On July 1, 2006, the Company sold WaveRider Communications (USA) Inc., Avendo Wireless Corporation and WaveRider Communications (Canada) Inc., including its wholly owned subsidiary, JetStream Internet Services Inc. to VCom Inc.

The sale of the former WaveRider subsidiaries, while generating much needed short-term working capital, resulted in the disposition of substantially all of WaveRider’s international revenue. The Company retained WaveRider’s intellectual property and its North American operations.

As a result, the operations which will not be ongoing for the Company have been shown as loss from discontinued operations in the condensed consolidated statements of operations, and any assets and liabilities held at June 30, 2006 have been shown as assets and liabilities, respectively, from discontinued operations on the condensed consolidated balance sheet.

Subsequent to the quarter ended June 30, 2006, Charles Brown, the Company’s President and Chief Executive Officer, unexpectedly tendered his resignation. Mr. Brown's resignation materially impacted the Company's ability to continue to address the ongoing poor operating results in the Company’s principal business units and the Company’s continuing deteriorating working capital position. Following Mr. Brown’s resignation, the Company’s Board of Directors met to consider alternatives available to the Company in order to continue as a going concern.

In order to provide for its immediate working capital needs, and in light of the Board’s determination that additional equity or debt financing would likely be unavailable to the Company, the Board of Directors directed management to explore the sale of certain or all remaining product lines and business units. This process is currently proceeding. No assurances can be given that management will be successful in its efforts, or that any proceeds derived from such sales will be sufficient to allow the Company to continue as a going concern. Even if the Company is able to immediately sell one or more of its product lines, or business units, it is unlikely the proceeds derived from any such sales will be sufficient to satisfy the Company’s current and long-term liabilities. As such, the Company will likely be required to seek the protection of the bankruptcy court. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

IMPAIRMENT OF LONG-LIVED ASSETS. In the event that facts and circumstances indicate that the long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

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

At June 30, 2006, there was no significant concentration of trade accounts receivable. At June 30, 2005, approximately 81% of trade accounts receivable represented amounts due from four customers.

RESULTS OF OPERATIONS

SALES. For the three months ended June 30, 2006, sales were approximately $2.8 million as compared to $4.3 million in the comparable period in the prior year. For the six months ended June 30, 2006, sales were approximately $4.6 million, as compared to $6.8 million in the comparable period in the prior year. The decrease in revenue as compared to the comparable period last year is attributable to substantially lower revenue in certain end-of-life licensed and unlicensed product lines and lower refurbished licensed product revenue associated with our RMA Business, offset by the recognition of $1.6 million and $1.9 million in sales, for the three and six months ended June 30, 2006 respectively, attributable to the sale of non-line-of-sight and other WaveRider products following the consummation of the WaveRider Merger.

The lower revenue attributable to our licensed and certain unlicensed product lines principally reflects the decision made, as part of the Restructuring Plan in April 2005, to divest of certain unprofitable licensed product lines and to exit from certain licensed product lines.

The decrease in sales attributable to our RMA Business in the three and six month period ending June 30, 2006 is principally caused by lower sales volume attributable to the loss of a single customer in Europe, as well as by the decommissioning of certain of our licensed radio products from another customer's network. Our RMA Business is currently substantially dependent on sales to a single customer. Our agreement with that customer expires on December 31, 2006. While no assurances can be given, management has begun the process of negotiating a renewal of that agreement for 2007. In addition, management anticipates that, as our customers' networks age, and the cost to replace these networks decrease, our remaining customers may elect to decommission our licensed radio products installed in their networks. In addition, competition from other repair and maintenance service providers may negatively affect sales attributable to our RMA Business. As a result, it is anticipated that our RMA Business will continue to decline over time.

Despite its focus on the unlicensed product market, the Company was unable to commercialize new mesh products, during the quarter, limiting the market opportunities for this product category, which had been anticipated to provide strong growth.

The Company had, also, anticipated stronger growth in the 900 MHz product line, acquired in the WaveRider Merger. However, the sales cycles for the Company’s mobile products have proven to be much longer than anticipated. In order to effectively enter this market, the Company has determined that it requires significantly more sales and marketing resources to attract and sell to the large system integrators and value added resellers that dominate this market. At the same time, the Company did not experience the expected growth in the core Wireless Internet Service Provider (WISP) market, partly due to product availability issues.

GROSS PROFIT (LOSS). Gross profit for the three months ended June 30, 2006 and 2005, was $862 thousand and $1.325 million, respectively, or 31% and 31% of sales in each of the respective quarters. Gross profit for the six months ended June 30, 2006 and 2005 was $1.207 million and $1.277 million, respectively, or 26% and 19% of sales in each of the respective periods. Gross margins were impacted by significant inventory reserves resulting from the Company’s decision to exit the legacy licensed microwave products to concentrate on the Wave Wireless and WaveRider products.

RESEARCH AND DEVELOPMENT. For the three and six months ended June 30, 2006 and 2005, research and development ("R&D") expenses were approximately $642 thousand and $774 thousand, and $1.2 and $2.0 million, respectively. As a percentage of sales, research and development expenses were 23% and 25% for the three and six months ended June 30, 2006 and 18% and 29% for the same periods in 2005. The decrease in R&D expenses is principally the result of headcount reductions and other related expense reductions caused by the implementation of the Restructuring Plan, and the resulting focus on unlicensed product development. As a result of management’s determination to substantially reduce operating and other expenses in connection with its review of its product lines and business units, the Company has substantially reduced spending on research and development activity.

SELLING AND MARKETING. For the three and six months ended June 30, 2006 and 2005, sales and marketing expenses were approximately $613 thousand and $1.1 million, and $853 thousand and $2.1 million, respectively. The substantial decrease in sales and marketing expenses in the quarter and six-month period ended June 30, 2006 is due to headcount reductions and other related expense reductions, and lower commissions in light of decreased sales. As a percentage of sales, selling and marketing expenses were 22% and 24% for the three and six months ended June 30, 2006, respectively, and 20% and 31% for the same periods in 2005.

GENERAL AND ADMINISTRATIVE. For the three and six months ended June 30, 2006 and 2005, general and administrative expenses were approximately $604 thousand and $1.2 million, and $943 thousand and $1.9 million, respectively. As a percentage of sales, general and administrative expenses were 22% and 27% for the three and six months ended June 30, 2006, respectively, compared to 22% and 28% for the three and six months ended June 30, 2005. The decrease in general and administrative expenses in the first three and six months of 2006 as compared to the comparable periods in 2005 is principally attributable to a realization of savings from cost reduction efforts caused by implementation of the Restructuring Plan, including reduced consulting and legal expenses, and facilities consolidation.

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

On August 3, 2006, Wave Wireless announced that it was reviewing its business operations with the intent to sell certain product lines and business units, or enter into strategic relationships for individual product lines and business units. An impairment charge and loss on discontinued operation of $24.497 million was taken as of June 30, 2006, related to the write-down of goodwill and disposal of other assets, partially offset by reductions in prior provisions.

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

DERIVATIVE INSTRUMENT INCOME (EXPENSE). Derivative instrument income amounted to $1.339 million and $1,217 for the three and six months ended June 30, 2006, respectively. Derivative instrument income (expense) arises from fair value adjustments for certain financial instruments, such as convertible preferred stock and warrants to acquire common stock and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.

INTEREST EXPENSE. For the three and six months ended June 30, 2006 and 2005, interest expense was $164 thousand and $555 thousand, and $169 thousand and $388 thousand, respectively.

FINANCING EXPENSE - For the six months ended June 30, 2006 financing expense was $9.851 million. This expense was mainly due to non-cash charges, during the first quarter of 2006, related to the conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issue of Series J Stock to consultants in connection with the Company’s promissory note financing, the accretion to face value of the promissory notes and amortization of deferred financing charges. During the second quarter, the Company failed to file a registration statement related to the sale of the Series J and J-1 preferred shares and related warrants. As a result, a penalty provision in the registration rights agreement was triggered and the Company has accrued an anticipated liability of $615 thousand.

LOSS FROM DISCONTINUED OPERATIONS. For the three and six months ended June 30, 2006, the loss from discontinued operations was $740 thousand and $703 thousand, respectively. The Company sold its operating subsidiary in Australia effective June 30, 2006 and the North American subsidiaries of WaveRider Communications Inc. on July 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED (USED) IN OPERATIONS. During the three month period ended June 30, 2006, the Company used approximately $3.218 million in operating activities, primarily due to our net loss of $36.6 million, less non-cash items of $33.4 million, offset by decreases in accounts receivable of $883 thousand, inventory of $510 thousand and an increase in other accrued liabilities of $110 thousand less increases in prepaid and other assets of $98 thousand and net assets of discontinued operations of $1.051 million and decreases in accounts payable of $400 thousand.

CASH FROM INVESTING ACTIVITIES. During the six-month period ended June 30, 2006, we generated approximately $215 thousand in investing activities.

CASH FROM FINANCING ACTIVITIES. During the six month period ended June 30, 2006, we received approximately $2.872 million of cash from financing activities, primarily from $2.224 million from the sale of Series J and J-1 Convertible Preferred Stock and $989 thousand from the sale of promissory notes, offset by $341 thousand in repayment of advances under the Credit Facility.

CURRENT LIQUIDITY. As of June 30, 2006, our principal sources of liquidity consisted of borrowing availability under the Credit Facility, and approximately $249,000 of cash and cash equivalents, compared to approximately $380,000 in cash and cash equivalents at December 31, 2005. As of June 30, 2006, we were not in compliance with the minimum tangible net worth covenant established in the Credit Facility. As a result of this, among other defaults, the Bank terminated the Credit Facility on August 4, 2006. The Company is currently dependent on existing cash resources and external sources of financing to satisfy its working capital needs, and our cash balance is deteriorating, as described below. Principal sources of external financing currently consist of cash generated from the sale of assets, as discussed below.

At June 30, 2006, our total liabilities were approximately $14.19 million, compared to $10.83 million at December 31, 2005. Our current assets of $3.4 million and our current liabilities of $13.3 million at June 30, 2006, resulted in negative working capital of approximately $9.9 million, compared to negative working capital of $7.1 million at December 31, 2005. The increase in negative working capital reflects the losses incurred during the period and the negative working capital acquired in connection with the WaveRider Merger.

The Company remains dependent on external sources of financing and the sale of assets to continue operations. As a result, in connection with and immediately following the WaveRider Merger, the Company privately placed equity securities to address its immediate liquidity needs. In addition, the Company sold its interest in WaveRider Communications Australia Pty Ltd. for $370,000 plus 15% of future gross revenues for the next 12 months. The payment of $370,000 was received in July 2006. As well, on July 1, 2006, the Company sold all of its interest in WaveRider Communications (Canada) Inc., including its wholly owned subsidiary, JetStream Internet Services Inc., WaveRider Communications (USA) Inc. and Avendo Wireless Corporation for approximately $1,773,000, of which $1,388,000 was received on that date, and approximately $385,000 remains to be paid, subject to certain conditions. While proceeds received from the foregoing transactions have provided necessary working capital during the quarter ended June 30, 2006, and allowed the Company to satisfy certain contractual and other obligations during such period, the Company’s cash flow from operations remains substantially below levels necessary to satisfy its working capital needs for the remainder of the quarter ending September 30, 2006. As a result, the Company is currently reviewing the potential sale of certain or all product lines and business units, as set forth above.

There can be no assurance that the Company will be successful in selling certain of its product lines and business units. Even if the Company is successful it is unlikely that the proceeds from such transactions will be sufficient to satisfy the Company’s current and long-term liabilities. As a result, the Company will likely be required to seek protection under the bankruptcy laws; in which event the Company believes it is unlikely that its common stock will have any value. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required under the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer conducted a review of our disclosure controls and procedures as of the end of the period covered by this report. They concluded, as of the evaluation date, that our disclosure controls and procedures are effective.

During the three months ended June 30, 2006, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

A description is included in footnote 10 of our financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Convertible Notes --During the quarter ended June 30, 2006, Wave Wireless issued 1,247.4867 shares of Series J and 120.6667 shares of Series J-1 Convertible Preferred Stock, respectively, resulting in net proceeds to the Company of approximately $2.224 million. In addition, investors were issued warrants (the “Preferred Stock Warrants”) to purchase a total of 39,248,221 shares of common stock of Wave Wireless at an exercise price of $0.12 per share.

No underwriters were involved in the foregoing transactions. Securities were issued in private transactions, in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, because each offering was a non-public offering to accredited investors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

On September 30, 2006, the Company did make the required installment payment for its debenture liability and is in default of under the terms of the debenture.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1	Certificate of Incorporation, as amended and restated through August 22, 2005 incorporated by reference to exhibit 4.2 of the Registrant’s report on Form 8-K filed on August 16, 2005

3.2
Bylaws, as amended and restated through December 3, 2003, incorporated by reference to exhibit 3.2 of the Registrant’s registration statement on Form S-1 (file number 333-111405) declared effective by the Security and Exchange Commission on February 6, 2004.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 3, 2006, we filed a Form 8-K to announce that we had consummated the merger of Wave Wireless and WaveRider Communications Inc. (“WaveRider Merger”). We also announced the resignation and appointment of certain directors in connection with the WaveRider Merger.

On April 6, 2006, we filed a Form 8-K to announce (i) the filing of a Certificate of Designations amending our Articles of Incorporation creating Series J Preferred Stock; (ii) the exchange of certain convertible promissory notes for Series J Preferred Stock and warrants to purchase Common Stock of Wave Wireless (“Series J Warrants”); and (iii) the issuance of Series J Preferred Stock and Series J Warrants to our investment banker for services rendered in connection with the WaveRider Merger.

On April 21, we filed a Form 8-K to announce the sale of Series J Preferred Stock and Series J Warrants, and the exchange of our Series H Preferred Stock, Series I Preferred Stock and certain warrants for Series J Preferred Stock and Series J Warrants.

On May 3, 2006, we filed a Form 8-K to announce the sale of Series J Preferred Stock and Series J Warrants.

On June 2, 2006, we filed a Form 8-K to announce (i) the filing of a Certificate of Designations amending our Articles of Incorporation creating Series J-1 Preferred Stock; (ii) the sale of Series J Preferred Stock and Series J-1 Preferred Stock, and Series J Warrants and warrants to purchase shares of Common Stock of Wave Wireless (“Series J-1 Warrants”); and (iii) the issuance of Series J-1 Preferred Stock and Series J-1 Warrants to our investment banker for certain restructuring and investment banking services rendered in connection with certain financing activities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE WIRELESS CORPORATION

Date: October 6, 2006	/s/ T. Scott Worthington
T. Scott Worthington, Chief Financial Officer
(Principal Financial and Accounting Officer)