Form 10QSB
period 2007-03-31
WAVE WIRELESS CORP
filed 2007-05-11
CIK 935493

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission File Number 0-25356

WAVE WIRELESS CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0289371
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6080 Center Drive, Los Angeles, California 90045
(Address of principal executive offices and Zip (Postal) code)

310-880-7792
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

As of September 30, 2006, there were 75,111,097 shares of the Registrant's common stock outstanding, par value $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

This Quarterly Report on Form 10-QSB consists of 27 pages of which this is Page 1. The Exhibit Index appears on Page 25.

WAVE WIRELESS CORPORATION

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL STATEMENTS	3

Item 1 Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5 - 6

Notes to Condensed Consolidated Financial Statements	7 - 16

Item 2 Management's Discussion and Analysis	17 - 21

Item 3 Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	21

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 Defaults Upon Senior Securities	22

Item 4 Submission of Matters to a Vote of Securities Holders	22

Item 5 Other Information	22

Item 6 Exhibits and Reports on Form 8-K	22

Signatures	24

Certifications

Wave Wireless Corporation (the “Company”) has filed for a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware (the “Court”). The Company, along with the Official Committee of Unsecured Creditors, has also proposed a Joint Plan of Reorganization (the “Joint Plan”), a copy of which is attached as an Exhibit to this Quarterly Report on Form 10-QSB. The proposed Joint Plan is subject to approval by the Court, at a hearing scheduled on June 14, 2007. You should carefully consider all documents filed by us with the Securities and Exchange Commission before purchasing our common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WAVE WIRELESS CORPORATION
Debtor in Possession
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$612	$380
Accounts receivable, net of allowances of $913 (2005 - $756)	133	1,152
Inventory	168	197
Assets from discontinued operations	1,981	-
Prepaid expenses and notes receivable	685	447

Total current assets	3,579	2,176

Property and equipment, net	494	622
WaveRider note receivable	-	250
Goodwill	250	11,990

Total assets	$4,323	$15,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Bank loan	$-	$759
Accounts payable	1,228	1,683
Other accrued liabilities	2,723	2,521
Deferred revenue	1,537	862
Liabilities of discontinued operations	1,705	184
Notes payable	-	898
Derivative liability for excess shares	660	-
Current maturities of long-term debt	3,325	2,379

Total current liabilities	11,178	9,286

Long-term debt, less current maturities	-	1,544

Total liabilities	11,178	10,830

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Series E Preferred Stock	332	332
Series F Preferred Stock	-	661
Series G Preferred Stock	3,224	3,344
Series J & J-1 Preferred Stock	16,824	-
Common stock, par value $0.0001 per share, 250 million shares authorized;
75,111 shares issued; 74,981 shares outstanding at September 30, 2006
22,162 shares issued; 22,132 shares outstanding at December 31, 2005	8	2
Treasury stock, at cost; 30 shares	(74)	(74)
Additional paid-in capital	391,660	383,778
Accumulated deficit	(418,829)	(383,835)

Total stockholders' equity (deficit)	(6,855)	4,208

Total liabilities and stockholders' equity (deficit)	$4,323	$15,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
Debtor in Possession
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months ended		Nine Months ended
	September 30 2006	September 30 2005	September 30 2006	September 30 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$222	$506	$1,036	$1,244

Cost of sales	89	255	496	655

Gross profit	133	251	540	589

Operating expense:
Research and development	295	496	1,281	2,466
Selling and marketing	208	564	1,027	2,652
General and administrative	575	658	1,281	2,527
Impairment and other charges	-	-	24,497	-
Restructuring charges	-	310	-	5,597

Total operating expenses	1,078	2,028	28,086	13,242

Loss from operations	(945)	(1,777)	(27,546)	(12,653)

Other income (expenses):
Financing expense	-	-	(9,851)	-
Derivative financial instrument income	3,290	-	4,510	-
Interest expense	(71)	(201)	(626)	(589)
Other income (expense), net	95	(430)	208	(397)

Gain (loss) from continuing operations	2,369	(2,408)	(33,305)	(13,639)

Gain (loss) from discontinued operations	439	1,136	(490)	2,075

Net income (loss)	2,808	(1,272)	(33,795)	(11,564)

Preferred stock accretions	-	(2,670)	(1,199)	(3,828)

Net income (loss) attributable to common stockholders	$2,808	$(3,942)	$(34,994)	$(15,392)

Basic and diluted loss per common share:

Income (loss) from continuing operations	$0.03	$(0.13)	$(0.58)	$(0.98)

Income (loss) from discontinued operations	$0.01	$0.06	$0.01	$0.15

Basic and diluted income (loss) per common share	$0.04	$(0.07)	$(0.59)	$(0.83)

Shares used in basic and diluted per share computations	75,044	17,940	57,726	13,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
Debtor in Possession
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(33,795)	$(11,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation in continuing operations	85	498
Depreciation in discontinued operations	108	-
Non-cash impairment charges	24,497	-
Non-cash restructuring charges	-	5,597
Gain on disposal of discontinued operations	(1,657)	-
Loss on conversion of promissory notes	7,643	-
Derivative financial instrument income	(4,510)	-
Amortization of discounts on promissory notes	1,011	-
Amortization of warrants	-	68
Securities issued to consultants	735	-
(Gain) loss on debt extinguishments	(26)	33
Gain on disposal of patent	(30)	(237)
Warranty expense	-	169
Gain on vendor settlements	-	(92)
Bad debt expense	307	172
Changes in operating assets and liabilities:
Accounts receivable	973	(445)
Inventory	549	(551)
Prepaid expenses and other assets	(248)	806
Net operating assets of discontinued operations	(223)	-
Accounts payable	(834)	(1,108)
Other liabilities	1,530	1,241

Net cash used in operating activities	(3,885)	(5,413)

Cash flows from investing activities:
Acquisition of property and equipment	-	(44)
Increase in restricted cash	-	(95)
Proceeds from sale of patents	30	-
Net cash received on acquisition of WaveRider	169	-
Proceeds from sale of discontinued operations	1,758	-
Proceeds from sale of property and equipment	16	502

Net cash provided by investing activities	1,973	363

Cash flows from financing activities:
Proceeds from sale of preferred shares (net of cash fees of $281)	2,225	-
Proceeds from debt financing (net of cash fees of $101 in 2006)	989	1,500
Proceeds (payments) on bank loan	(771)	1,948
Proceeds from convertible note	-	100
Payments under note payable obligations	(299)	(610)

Net cash provided by financing activities	2,144	2,938

Effect of exchange rate changes on cash	-	(2)

Net change in cash and cash equivalents	232	(2,114)

Cash and cash equivalents at beginning of the period	380	2,280

Cash and cash equivalents at end of the period	$612	$166

The accompanying notes are an integral part of these condensed consolidated financial statements

WAVE WIRELESS CORPORATION AND SUBSIDIARIES
Debtor in Possession
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(In thousands, unaudited)

Supplemental cash flow disclosures:

Cash paid for interest	$158	$141

Non-cash investing and financing activities:

Warrants issued in connection with convertible promissory notes	$261	$44
Warrants issued in connection with promissory notes	$-	$32
Warrants issued in connection with lease termination	$-	$233
Warrants issued in connection with officer settlement	$-	$93
Warrants issued in connection with preferred stock conversion	$-	$180
Issuance of common stock to settle accounts payable obligation	$-	$138
Conversion of preferred stock into common stock	$5	$5,100
Conversion of debt into preferred stock	$10,512	$-

See Footnotes 4 & 6 for conversion of debt and preferred stock

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

1.	PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND BASIS OF PRESENTATION

Bankruptcy Proceedings

On October 31, 2006 (“Petition Date”), Wave Wireless Corporation (the “Company”) filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of Delaware (“Court”).  The Company’s significant operating losses, working capital deficit, defaults on certain outstanding debentures, together with the significant cash required to maintain operations, delays in commercializing next-generation products, and the loss of a key executive, precipitated the need to seek protection under Chapter 11 of the Code.

As a Debtor-in-Possession, The Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.  Under the Code, actions to collect pre-petition indebtedness, as well as pending litigation, are stayed, and other contractual obligations against the Company may not be enforced.  In addition, under the Code, the Company may assume or reject executory contracts, including lease obligations, subject to approval by the Court.  Parties affected by these rejections may file claims with the Court in accordance with the reorganization process.  Absent an order of the Court, substantially all pre-petition liabilities are subject to treatment under a plan of reorganization to be voted upon by creditors and holders of the Corporation’s preferred stock, and approved by the Court. On April 5, 2007, the Company, together with the Official Committee of Unsecured Creditors, filed a Joint Plan of Reorganization with the Court (“Joint Plan”), which Joint Plan was amended and restated and filed with the Court on May 2, 2007. Under the terms and conditions of the Joint Plan, holders of the Company’s common stock will receive no distribution, and all common stock interests will be cancelled. A hearing by the Court to consider confirmation of the Joint Plan is scheduled for June 14, 2007.

Upon confirmation of the Joint Plan and emergence from bankruptcy, the amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of the Joint Plan and the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7). Financial statements for periods subsequent to confirmation of the Joint Plan and emergence from Chapter 11 will not be comparable with those of prior periods.

As a result of the filing of the bankruptcy petition, all liabilities reflected on the balance sheet are subject to compromise.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  The ability of the Company to continue as a going concern is predicated upon numerous issues, including confirmation of the Joint Plan by the Court in a timely manner, and successful implementation of the Joint Plan.

Discontinued Operations

On March 28, 2006, the Company merged a wholly owned subsidiary of the Company with and into WaveRider Communications Inc. (“WaveRider”) (the “WaveRider Merger”). On June 30, 2006, the Company sold WaveRider Communications Australia Pty Ltd. and, on July 1, 2006, the Company sold all of its interest in WaveRider Communications (Canada) Inc. and its wholly owned subsidiary, JetStream Internet Services Inc., WaveRider Communications (USA) Inc. and Avendo Wireless Corporation. Subsequent to the end of the quarter ended September 30, 2006, WaveRider sold its 900 MHz business. As a result, WaveRider has no continuing operations other than winding down its business for the benefit of its creditors. In addition, subsequent to the quarter ended September 30, 2006, the Company disposed of its repair and maintenance business (“RMA Business”). The operations of these entities and business units have been segregated and shown as discontinued operations in the condensed consolidated statements of operations and the assets and liabilities of these entities still existing at September 30, 2006 have been shown as assets and liabilities, respectively, from discontinued operations in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

The Company continues to operate its SPEEDLAN product line, which is shown as an ongoing business, while in protection under Chapter 11 of the Code.

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

With the issuance of the Company’s Series J and Series J-1 Preferred Stock, the Company determined that the warrants associated therewith should be accounted for as a derivative liability. Additionally, during the three months ended June 30, 2006, the Company did not have enough authorized common stock, if all of the existing preferred shares and other convertible financial instruments were converted to common shares. As part of the Series J and Series J-1 offering the Company committed to seek shareholder approval for changes to its authorized capital and the holders of these securities agreed to refrain from exercising their warrants or converting their Series J and Series J-1 Preferred Stock until the earlier of shareholder approval or December 31, 2006. This matter has not been brought before the shareholders for approval.

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

The adoption of FAS 123R had no material affect on the financial results for the three and nine months ended September 30, 2006. As of September 30, 2006, there is no material liability related to unvested share-based compensation awards granted.

2.  ACQUISITION, DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

i)  Effective March 28, 2006, the Company consummated the WaveRider Merger. In connection with the WaveRider Merger, the Company issued 48,362,446 shares of common stock, 1,326.446 shares of Series H Preferred Stock, 132.6446 shares of Series I Preferred Stock and 8,842,089 common stock purchase warrants in exchange for all of the issued and outstanding shares of WaveRider, and all outstanding long-term debt. The warrants are exercisable at $0.20 per share for a five-year period and include a net share settlement feature. In addition, the Company issued to the employees of WaveRider 2,125,545 employee stock options, with an average exercise price of $1.02 and to the warrant holders of WaveRider 2,125,613 common share purchase warrants, with an average exercise price of $1.84.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

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

ii)  The Company has determined that the goodwill created upon the WaveRider Merger be allocated to the individual units acquired as follows (in thousands $):

WaveRider Communications Inc.	$12,679
WaveRider Communications (Australia) Pty Ltd.	1,150
WaveRider Communications (Canada) Inc.	916

$14,745

iii)  On June 19, 2006, the Company’s Board of Directors approved the disposal of its interest in WaveRider Communications (Australia) Pty Ltd. for cash considerations of $370,000 plus contingent consideration of 15% of the trailing 12 months revenue, payable quarterly in arrears. The sale was completed on June 30, 2006. In October, the Company received the first payment of the contingent consideration in the amount of $143,000.

As a result of the sale on June 30, 2006, there were no operations for the three months ended September 30, 2006. Results for WaveRider Communications (Australia) for the six months ended June 30, 2006 are as follows (in thousands $):

Revenue	$1,243
Cost of goods sold	664

Gross profit	579

Selling and marketing expenses	(387)

Loss on disposal of assets	897

Other income	(17)
Loss on discontinued operations	$688

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

On July 1, 2006, the Company disposed of its interests in WaveRider Communications (Canada) Inc. (exclusive of its 900 MHz business), including its wholly owned subsidiary JetStream Internet Services Inc. (“JetStream”), WaveRider Communications (USA) Inc. and Avendo Wireless Inc. for proceeds of $1,773,000, of which $1,388,000 was received in cash on that date, and a $385,000 hold back which is to be paid, subject to satisfaction of certain conditions. Subsequent to closing, it was determined that an adjustment of $61,000 was required in the calculation of inventory sold in the transaction, reducing the total purchase price and the hold back by this amount.

The following represents the results of operations of these disposed operations and the 900 MHz business for the nine months ended September 30, 2006 (in thousands $):

Revenue	$3,155
Cost of goods sold	2,162

Gross profit	993

Selling and marketing expenses	(1,957)
Gain on disposal of assets	963

Loss on discontinued operations	$(1)

Subsequent to September 30, 2006, the Company sold its 900 MHz business. The following assets and liabilities of the 900 MHz business, as at September 30, 2006, are included in assets and liabilities from discountinued operations (in thousands $):

Accounts receivable	$795
Inventory	800
Property rights	340
Fixed assets	46

$1,981

Accounts payable and accrued liabilities	$1,705

On November 15, 2006, the Company sold its RMA Business.  For the nine months ended September 30, 2006, revenues attributable to the RMA Business were approximately $2.7 million, and costs were approximately $2.5 million, contributing approximately $.20 million in gross profit.  Other expenses, assets and liabilities are not directly attributable to the RMA Business, and have not been reflected as discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

3. NET LOSS PER SHARE

For purposes of computing basic and diluted net loss per common share in the three and nine months ended September 30, 2006, the weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market of the Company's common stock for the period because the effect would be anti-dilutive. Because losses were incurred in the three and nine months ended September 30, 2006 and 2005, all options, warrants, and convertible notes are excluded from the computations of diluted net loss per share because they are anti-dilutive.

4. BORROWING AND OTHER OBLIGATIONS

At September 30, 2006, we were generally in default on all outstanding debt. Debt at September 30, 2006 consists of the following (in thousands $):

Debenture financing (i)	$2,602
Note payable - Siemens; in default (see Note 9)	350
Note payable, former vendor, due in monthly installments of
$35,000 through June 2006; in default	322
Other	51

$3,325

   (i) Debenture Financing. On November 10, 2005, the Company entered into an agreement with a purchaser of notes issued under an existing Debenture Agreement which exchanged all issued and outstanding notes for and in consideration for the issuance to the purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrued on such debt at an annual interest rate of 8%, and this rate increased to 10% on April 1, 2006 through the maturity date of the loan, December 31, 2007. Payments of principal and accrued interest under the New Note are amortized and paid by Wave Wireless over a period of eight quarters in either cash or shares of Wave Wireless’ common stock, with the first amortization payment being made on December 31, 2005. The Company’s obligations under the Debenture Agreement are covered by a Security Agreement covering all of the assets of the Company.

On March 27, 2006, the Company and the purchaser entered into an Exchange Agreement, pursuant to which the purchaser agreed to convert $1,230,475 of principal and accrued interest due to purchaser on the date thereof into 260.3183 shares of our Series J Convertible Preferred Stock and warrants to purchase 7,809,548 shares of our common stock, at an exercise price of $0.12 per share, (the “Note Exchange”). Such conversion is in lieu of the quarterly payments due March 31, 2006 and June 30, 2006. The Series J Convertible Preferred Stock is convertible into 26,031,827 shares of our common stock. The Company recorded a loss on conversion in the amount of $3.507 million, including finance expense. The fair value of the financial instruments issued has been allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $3,644 and $1,094, respectively.

As a result of the Note Exchange, the total amount due purchaser on September 30, 2006 was $2,602,038. At September 30, 2006, the company failed to make the required quarterly installment and, therefore, is in default of the loan.

(ii) Convertible Notes. During 2005, Wave Wireless issued convertible promissory notes to certain purchasers in the principal amount of $850,000, payable on or before March 31, 2006 (the “Convertible Notes”). Interest accrued on the Convertible Notes at an annual interest rate of 10%. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,125,000 shares of common stock of Wave Wireless, exercisable for 5 years, at an exercise price of $0.20 per share. The notes were discounted for the relative fair value of the warrants issued and the intrinsic value of the beneficial conversion features associated with the notes.

From January 1, 2006 through March 31, 2006, Wave Wireless issued additional Convertible Notes to certain purchasers in the principal amount of $1.09 million. As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,725,000 shares of common stock of Wave Wireless, exercisable for five years, at an exercise price of $0.20 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

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

5. BALANCE SHEET COMPONENTS

Inventory at September 30, 2006 is comprised of finished goods available for sale.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands, unaudited):

Accrued compensation and employee benefits	$318
Accrued penalty for late filing of registration statement	615
Accrued warranty	341
Accrued legal and accounting	162
Value added and other sales tax payable	321
Other	966

Balance at September 30, 2006	$2,723

6.  STOCKHOLDERS' EQUITY

Under the terms and conditions of the Joint Plan, as amended, and filed with the Court on May 2, 2007, holders of the Company’s common stock will not receive any distribution, and all of the rights of the preferred stockholders will be terminated. Holders of preferred stock will be given an opportunity in the Joint Plan to acquire common stock in the Corporation, under the terms of the Joint Plan.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

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

Series J Convertible Preferred Stock

Wave Wireless has designated 1,250 shares of its preferred stock as Series J Convertible Preferred Stock (the "Series J Preferred Stock"), of which 1,247 shares were issued and outstanding as of September 30, 2006. The Series J Preferred Stock has a liquidation preference amount equal to $7,500 per share. Each share of Series J Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series J Preferred Stock is convertible into using the trading market price on the date the Series J Preferred Stock was issued.

Series J-1 Convertible Preferred Stock

Wave Wireless has designated 300 shares of its preferred stock as Series J-1 Convertible Preferred Stock, of which 121 shares were issued and outstanding as of September 30, 2006. The Series J-1 Preferred Stock has a liquidation preference amount equal to $7,500 per share. Each share of Series J-1 Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series J-1 Preferred Stock is convertible into using the trading market price on the date the Series J-1 Preferred Stock was issued.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Issuances of Series J and J-1 Convertible Preferred Stock (in thousands $)

In connection with exchange for Series H and I shares	$4,705
In connection with exchange of Bridge Notes	4,442
In connection with debenture exchange	3,644
Sold to qualified investors (excluding $1,199 included in derivative liability for excess shares)	1,309
Issued to consultants in connection with the WaveRider Merger	957
Issued to consultants in connection with the sale of a qualified financing	568
Accretion of shares sold to qualified investors to face value	1,199

$16,824

7.  ASSET IMPAIRMENT CHARGES

(a)	Goodwill

In light of the softness in telecommunications equipment markets, disappointing results in its principal business units, and its current working capital deficit, and management’s assessment regarding future operating results, at June 30, 2006, the Company determined that an impairment charge was required on the basis that the carrying value of goodwill exceeded its fair value. Goodwill was created by the excess of the purchase price over the fair values of net assets acquired in connection with the acquisition of substantially all of the operating assets and certain liabilities of SPEEDCOM Wireless Corporation (“SPEEDCOM”), on December 10, 2003, and the merger with WaveRider Merger, which was consummated on March 31, 2006.

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

(b)	Inventory

A summary of inventory reserve activities is as follows (in thousands $):

Inventory
Reserve

Balance at January 1, 2006	$13,947
Additions charged to Statement of Operations	145

Balance at September 30, 2006	$14,092

8.  SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

As a result of the sale of substantially all of the assets of WaveRider, and the sale of the Company’s RMA Business subsequent to the end of the quarter ended September 30, 2006, future revenue is anticipated to be derived from the sale of the Company’s SPEEDLAN product line. SPEEDLAN sales are substantially concentrated in a few North American based customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

9.  COMMITMENTS AND CONTINGENCIES

Contract Manufacturer

The Company provides its primary contract manufacturer with ongoing production forecasts to enable them to forecast and procure required parts. Under the terms of the Agreements with the contract manufacturer, the Company has committed to assume liability for all parts required to manufacture the Company’s forecast products for the next 13 weeks and all final assembly costs for the forecast products for the next 4 weeks, on a rolling basis. On October 17, 2006, the contract manufacturer acquired the Company’s interest in the products previously manufactured under contract by the Company.

Default under Registration Rights Agreement

The Company is in default under a registration rights agreement that it entered into with the owners of the Series J and J-1 preferred shares. Under the agreement the Company was required to file a registration statement on or before June 2, 2006. Failure to file the registration statement results in a penalty equal to 2% of the value of the securities for the first 30 days, or part thereof, and 1% for each subsequent 30 day period until the registration statement is filed. With the filing of voluntary petition for reorganization under Chapter 11, on October 31, 2006, the Company expects any potential penalties to be limited to the period up to and including the filing date and has estimated the potential penalty as $615,000.

Settlement Agreements

The Company is currently in default under a Settlement Agreement and Release (“Settlement Agreement”) it entered into on September 15, 2004 with Siemens Aktiengesellchaft ("Siemens") with respect to certain claims between Siemens and the Company arising under a Joint Development and License Agreement and Original Equipment Manufacturer Agreement entered into between the parties. Under the terms of the Settlement Agreement, the Company agreed to pay Siemens $500,000, of which it paid $100,000 on October 1, 2004. The Company was obligated to pay an additional $100,000 upon the earlier of the receipt of financing by the Company equal to at least $100,000 or December 31, 2004, and $300,000 in twelve monthly installments of $25,000 per month beginning January 1, 2005. The Company did not make the December 31, 2004 $100,000 payment but did make the first two monthly payments of $25,000 each in January and February 2005. The Company has made no other payments to Siemens and, as a result of the default, the remaining amount of $350,000, plus accrued interest at 7% per annum, is immediately due and payable.

Contingencies

In June 2000, two former consultants to P-Com Italia S.p.A. filed a complaint against P-Com Italia in the Civil Court of Rome, Italy seeking payment of certain consulting fees allegedly due the consultants totaling approximately $615,000. The Civil Court of Rome has appointed a technical consultant in order to determine the merit of certain claims made by the consultants. On April 20, 2005, the Civil Court of Rome issued judgment dismissing the case, and ordered the consultants to pay P-Com Italia's legal fees. The Civil Court's order has been appealed by the consultants to the Court of Appeal of Rome.

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

10.  SUBSEQUENT EVENTS

Sale of Assets: On October 17, 2006, WaveRider completed the sale of the operating assets related to its 900 MHz product line. The purchase price for the assets was approximately $1.25 million, and was determined based on the acquisition of trade accounts receivable, inventory, capital assets and certain intangibles. The purchase price was paid and satisfied first in repayment to the buyer of all amounts owing by Wave Wireless or its affiliates pursuant to a supply agreement between the buyer and WaveRider, which amount was approximately $1.55 million. As a result of the sale, WaveRider has discontinued operations and is entering into agreements with its creditors to settle all remaining liabilities and obligations of WaveRider. To fund such agreements, WaveRider is using cash derived from the settlement on January 25, 2007 of amounts due WaveRider in connection with the sale of WaveRider Communications (Australia) Pty Ltd in July 2007, or $438,000, and the payment to WaveRider on April 18, 2007 of approximately $426,000.00 previously held back in connection with the sale, on July 1, 2006, of WaveRider Communications (Canada) Inc. and its wholly owned subsidiary JetStream Internet Services Inc., WaveRider Communications (USA) Inc. and Avendo Wireless Corporation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

During the weeks preceding the Petition Date, the Company sold certain equipment and related assets, in the approximate amount of $570,876. These assets principally consisted of equipment used in connection with the Company’s research and development activities.

Following the Petition Date, the Company continued the liquidation of certain unprofitable and other business lines and assets. These sales were conducted pursuant to orders of the Court authorizing the sale of such assets. The most significant asset sold following the Petition Date was the Company’s repair and maintenance business (the “RMA Business”), which was sold on November 15, 2006 following a Court ordered auction process. The purchase price for the RMA Business was approximately $406,000, plus the assumption of certain liabilities.

As a result of these sales, the Company received approximately $983,000 in cash subsequent to the end of the quarter ended September 30, 2006. The Company’s remaining business line now consists of its SPEEDLAN line of wireless MESH products. The Company has continued to market and sell the SPEEDLAN products following the Petition Date, and intends to continue these marketing and sales efforts pending confirmation of the Joint Plan.

Filing of Joint Plan of Reorganization: On April 5, 2007, the Company, together with Official Committee of Unsecured Creditors jointly filed the Joint Plan. An amended Joint Plan was filed with the Court on May 2, 2007, and remains subject to approval by the Court. A hearing by the Court to confirm the Joint Plan is scheduled for June 14, 2007. As a result of the filing of the Bankruptcy Petition, all liabilities of the Corporation remain subject to treatment under the terms of the Joint Plan. The Joint Plan, which remains subject to Court approval, also includes the following major provisions:

1.	The Company will decrease its authorized capital stock to 250,000 by filing a Certificate of Amendment to its Articles of Incorporation.

2.
The Company will issue 70,000 new shares of restricted common stock to its principal senior secured creditor, SDS Capital Group, LLC (“SDS”). Up to 30,000 shares of restricted common stock will be offered to unsecured creditors and holders of existing preferred stock for $1.00 per share.

3.	All current outstanding common and preferred shares, and all outstanding stock options and warrants, will be cancelled, without distribution to the holders thereof.

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

Significant Events

Notice of Filing of Bankruptcy Petition and Sale of Operating Assets

On October 31, 2007, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Code, the Federal Rules of Bankruptcy Procedure and applicable Court orders.  In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Court. On December 1, 2006, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On November 2, 2006, the Court ordered the conduct of an auction to sell the Company’s RMA Business. As a result of the auction, which was held on November 13, 2006, the Company sold the RMA Business for approximately $406,000 in cash, plus the assumption of certain liabilities. Also pursuant to a Court order entered on November 13, 2007, the Company has sold certain de minimus assets totaling less than $100,000. As a result of these sales, the Company’s continuing operations consist of the marketing and sale of its SPEEDLAN product line.

On April 5, 2007, the Company, together with the Committee, filed a Joint Plan of Reorganization with the Court (“Joint Plan”), and an amended Joint Plan was filed with the Court on May 2, 2007. Subject to approval of the Joint Plan by the Court, the Company intends to continue to operate market and sell the SPEEDLAN product line, although no assurances can be given.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. Other than as required by law, we disclaim any obligation to update information concerning the factors mentioned above or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Description of Business

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO THE FILING OF THE BANKRUPTCY PETITION AND SUBSEQUENT SALE OF CERTAIN OF THE COMPANY’S OPERATIONAL ASSETS, INCLUDING ITS RMA BUSINESS.

We are a developer of wireless broadband solutions, offering a portfolio of wireless mesh routers, and fixed and mobile non-line-of-sight (NLOS) products that can be deployed in all types of environments. Our products are used for applications ranging from mission critical public safety communications, video surveillance, municipal networks, and private enterprise networks to last mile broadband access. First responders, telecom carriers, municipalities, wireless Internet service providers, utilities, security companies and the military have deployed Wave Wireless solutions. We also provide repair, maintenance and other services to our licensed and other customers worldwide.

Wave Wireless originally acquired the Wave Wireless networking product line (“SPEEDLAN”) from SPEEDCOM Wireless Corporation in December 2003 as a means to complement its legacy business focused on licensed wireless backhaul products, and to gain entry into the market for enterprise-class license-exempt wireless solutions.

On March 28, 2006, a wholly owned subsidiary of the Company was merged with and into WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger brought together complementary business lines, engineering, sales and marketing compatibilities and technology. The combination of Wave Wireless’ SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution® non-line-of-sight, fixed and mobile wireless 900 MHz products provided customers with a wide range of line-of-sight fixed and non-line-of-sight products and services.

The product, personnel and other synergies resulting from the WaveRider Merger were intended to lower operating and other costs, and increase revenue in each company’s respective product lines. Following consummation of the WaveRider Merger, the Company experienced far longer sales cycles for new products than were expected, certain product availability issues in connection with its 900 MHz non-line-of-sight products, and continuing delays in commercializing new Mesh products, resulting in substantially lower revenue in each of these product lines than previously expected. Due to the recognition of lower than anticipated revenue during the quarter ended September 30, 2006, the Company was required to use a significant amount of its cash resources to satisfy certain legacy obligations, and the costs incurred in connection with consummation of the WaveRider Merger. As a result of these factors, and the Company’s deteriorating cash position, management entered into discussions to sell certain non-core assets in order to satisfy its working capital requirements.

Management of WaveRider’s Australian subsidiary had approached it on a number of occasions about the possibility of a management buy-out of WaveRider Australia. On June 19, 2006, the Company’s board of directors met and agreed that, as a non-core asset, the sale of the Australian subsidiary should be considered and directed management to enter into formal negotiations. On June 30, 2006, the Company sold WaveRider Communications (Australia) Pty Ltd., for cash consideration of $370,000 plus contingent consideration calculated at 15% of revenue for the following 12 months, payable quarterly in arrears.

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

As a result, the operations which will not be ongoing for the Company have been shown as loss from discontinued operations in the condensed consolidated statements of operations.

During the quarter ended September 30, 2006, Charles Brown, the Company’s President and Chief Executive Officer, unexpectedly tendered his resignation. Mr. Brown's resignation materially impacted the Company's ability to continue to address the ongoing poor operating results in the Company’s principal business units and the Company’s continuing deteriorating working capital position. Following Mr. Brown’s resignation, the Company’s Board of Directors met to consider alternatives available to the Company in order to continue as a going concern.

In order to provide for its immediate working capital needs, and in light of the Board’s determination that additional equity or debt financing would likely be unavailable to the Company, the Board of Directors directed management to explore the sale of certain or all remaining product lines and business units. These efforts failed to generate sufficient interest to address the Company’s ongoing working capital needs. As a result, the Board determined to seek protection from its creditors, and to reorganize under Chapter 11 of the Code.

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

At September 30, 2006, there was no significant concentration of trade accounts receivable.

RESULTS OF OPERATIONS

SALES. For the three months ended September 30, 2006, sales were approximately $222,000 as compared to $506,000 in the comparable period in the prior year. For the nine months ended September 30, 2006, sales were approximately $1.0 million, as compared to $1.2 million in the comparable period in the prior year. The Company continues to sell and support its SPEEDLAN product line but has seen continuing declines in revenue as a result of its financial condition.

GROSS PROFIT (LOSS). Gross profit for the three months ended September 30, 2006 and 2005, was $133,000 and $251,000, respectively, or 60% and 50% of sales in each of the respective quarters. Gross profit for the nine months ended September 30, 2006 and 2005 was $540,000 and $589,000, respectively, or 52% and 47% of sales in each of the respective periods. Gross margins improved due to limited discounting on the remaining revenue levels.

RESEARCH AND DEVELOPMENT. For the three and nine months ended September 30, 2006 and 2005, research and development ("R&D") expenses were approximately $295,000 and $1.3 million, and $496,000 and $2.5 million, respectively. The Company has significantly reduced its R&D spending due to its deteriorating financial condition.

SELLING AND MARKETING. For the three and nine months ended September 30, 2006 and 2005, sales and marketing expenses were approximately $208,000 and $1.0 million, and $564,000 and $2.7 million, respectively. During the third quarter, the Company cut substantially all selling and marketing expenditures, and plans limited expenditures until it completes its reorganization.

GENERAL AND ADMINISTRATIVE. For the three and nine months ended September 30, 2006 and 2005, general and administrative expenses were approximately $575,000 and $1.3 million, and $658,000 and $2.5 million, respectively. The majority of the general and administrative expenses in the three months ended September 30, 2006 was related to the write down of accounts receivable, in the amount of $307,000. The Company retains a small staff to provide administrative services, and plans limited expenditures until it completes its reorganization.

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

On August 3, 2006, Wave Wireless announced that it was reviewing its business operations with the intent to sell certain product lines and business units, or enter into strategic relationships for individual product lines and business units. An impairment charge and loss on discontinued operation of $24.5 million was taken as of June 30, 2006, related to the write-down of goodwill and disposal of other assets, partially offset by reductions in prior provisions.

In April 2005, Wave Wireless announced the adoption of a restructuring plan that significantly curtailed then current spending, and substantially reduced liabilities and operating and other costs. The restructuring plan included the divestiture of certain unprofitable product lines, workforce reductions, write-down of certain inventory, and a loss associated with the divestiture of the Company's research and development operations in Italy.

FINANCING EXPENSE. For the nine months ended September 30, 2006 financing expense was $9.5 million. This expense was mainly due to non-cash charges, during the first quarter of 2006, related to the conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issue of Series J Stock to consultants in connection with the Company’s promissory note financing, the accretion to face value of the promissory notes and amortization of deferred financing charges. During the second quarter, the Company failed to file a registration statement related to the sale of the Series J and J-1 preferred shares and related warrants. As a result, a penalty provision in the registration rights agreement was triggered and the Company has accrued an anticipated liability of $615,000.

DERIVATIVE INSTRUMENT INCOME (EXPENSE). Derivative instrument income amounted to $2.06 million and $3.29 for the three and nine months ended September 30, 2006, respectively. Derivative instrument income (expense) arises from fair value adjustments for certain financial instruments, such as convertible preferred stock and warrants to acquire common stock and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.

INTEREST EXPENSE. For the three and nine months ended September 30, 2006 and 2005, interest expense was $76,000 and $544,000, and $201,000 and $589,000, respectively.

GAIN (LOSS) FROM DISCONTINUED OPERATIONS. For the three and nine months ended September 30, 2006 and 2005, the gain from discontinued operations was $439,000 and ($490,000), and $1.1 million and $2.1 million respectively. The Company sold its operating subsidiary in Australia effective June 30, 2006 and the North American subsidiaries of WaveRider Communications Inc. on July 1, 2006, the 900 MHz operation on October 18, 2006 and the RMA business on November 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH PROVIDED (USED) IN OPERATIONS. During the three month period ended September 30, 2006, the Company used approximately $3.515 million in operating activities, primarily due to our net loss of $33.8 million, less non-cash items of $33.4 million, offset by decreases in accounts receivable of $973,000, inventory of $550,000 and an increase in accrued and other liabilities of $696,000 less increases in prepaid and other assets of $248,000 and net assets of discontinued operations of $122.0 million and decreases in accounts payable of $834,000.

CASH FROM INVESTING ACTIVITIES. During the nine-month period ended September 30, 2006, we generated approximately $1.6 million from investing activities, mainly through the sale of the WaveRider subsidiaries.

CASH FROM FINANCING ACTIVITIES. During the nine month period ended September 30, 2006, we received approximately $2.1 million of cash from financing activities, primarily from $2.2 million from the sale of Series J and J-1 Convertible Preferred Stock and $989,000 from the sale of promissory notes, offset by $771,000 in repayment of advances under the Credit Facility and $299,000 under notes payable.

CURRENT LIQUIDITY. As of September 30, 2006, our principal sources of liquidity consisted of approximately $612,000 of cash and cash equivalents, compared to approximately $380,000 in cash and cash equivalents at December 31, 2005. In order to provide for its immediate working capital needs, and in light of the Board’s determination that additional equity or debt financing would likely be unavailable to the Company, the Board of Directors directed management to explore the sale of certain or all remaining product lines and business units. These efforts failed to generate sufficient interest to address the Company’s ongoing working capital needs. As a result, the Board determined to seek protection from its creditors, and to reorganize under Chapter 11 of the Code. Since filing under Chapter 11 of the Code, the Company’s principal source of liquidity has been existing cash, cash generated from the sale of assets, and cash from the sale of its SPEEDLAN product line. As of May 1, 2007, the Company had approximately $2.0 million in cash and cash equivalents.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) has recently announced a new interpretation, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which will be effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has determined that the impact of the adoption of FIN 48 on its consolidated financial statement is immaterial.

In September 2006, the FASB issued Statement of Financial Accounting Standards no. 157, Fair Value Measurements (FAS 157).  This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expand disclosures about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet. Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company does not believe this standard will have any effect on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115.  The Statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings.  Statement 159 is effective for fiscal years beginning after November 15, 2007.  As of December 31, 2006, the Company has not determined the effect that the fair value option, if elected, will have on the consolidated financial position, or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures designed to ensure that we timely record, process, summarize and report the information that we are required to disclose in the reports that we file or submit with the SEC. These include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Restructuring Officer, to allow timely decisions regarding required disclosure.

As required under the Sarbanes-Oxley Act of 2002, our Chief Restructuring Officer conducted a review of our disclosure controls and procedures as of the end of the period covered by this report. He concluded, as of the evaluation date, that our disclosure controls and procedures are effective.

During the three months ended September 30, 2006, there were no changes in our internal control over financial reporting that have affected, or are reasonably likely to affect, materially our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 31, 2007, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations.  The Company is currently operated as a “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable Court orders.  In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Court. On December 1, 2006, the United States Trustee appointed the Committee of Unsecured Creditors (the “Committee”).

On November 2, 2006, the Court ordered the conduct of an auction to sell the Company’s RMA Business. As a result of the auction, which was held on November 13, 2006, the Company sold the RMA Business for approximately $406,000 in cash, plus the assumption of certain liabilities. Also pursuant to a Court order entered on November 13, 2006, the Company has sold certain de minimus assets totaling less than $100,000. As a result of these sales, the Company’s continuing operations consist of the marketing and sale of its SPEEDLAN product line.

On April 5, 2007, the Company, together with the Committee, filed a Joint Plan of Reorganization with the Court (“Joint Plan”), and an amended Joint Plan was filed on May 2, 2007. Subject to approval of the Joint Plan by the Court, the Company intends to continue to operate market and sell the SPEEDLAN product line, although no assurances can be given.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On September 30, 2006, the Company did not make the required installment payment for its debenture liability and is in default under the terms of the debenture. As a result, all amounts due under the terms of the debenture, $2,602,038, became due and payable at September 30, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

2.1
Amended Joint Chapter 11 Plan of Reorganization Proposed by the Debtor and the Official Committee of Unsecured Creditors, as filed with the United States Bankruptcy Court for the District of Delaware on May 2, 2007.

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

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

July 7, 2006
The (i) sale of WaveRider Communications (Australia) Pty Ltd., WaveRider Communications (Canada) Inc. (including its wholly-owned subsidiary, JetStream Internet Services Inc.), WaveRider Communications (USA) Inc. and Avendo Wireless; and; (ii) the resignation of Fred Fromm from the Company’s Board of Directors.

August 3, 2006
The (i) resignation of Charles Brown as the Company’s President, Chief Executive Officer and a member of the Board of Directors: and; (ii) the appointment of James Chinnick as the Company’s President and Acting Chief Executive Officer.

August 11, 2006	The termination of the Loan and Security Agreement between the Company and the Silicon Valley Bank, effective August 9, 2006.

August 21, 2006	The announcement of delay in filing the Company’s Quarterly Report, on Form 10-QSB, for the quarter ended June 30, 2006.

August 24, 2006	The resignation of Michael Chevalier, Michael Milligan and Bruce Sinclair from the Company’s Board of Directors.

September 29, 2006	Notice of Delisting from the Over the Counter - Bulletin Board.

October 20, 2006	The sale of the Company’s 900 MHz product line.

October 24, 2006	The (i) termination of James Chinnick as the Company’s President and Acting Chief Executive Officer; and (ii) appointment of Daniel W. Rumsey as the Company’s Chief Restructuring Officer.

November 1, 2006	The (i) notice of the Company’s Filing of Chapter 11 Bankruptcy Petition; and (ii) termination of Scott Worthington as the Company’s Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE WIRELESS CORPORATION

Date: May 11, 2007	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Restructuring Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)