Form 10KSB
period 2006-12-31
WAVE WIRELESS CORP
filed 2007-12-27
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 0-25356

AZZURRA HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0289371
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

6080 CENTER DRIVE, SUITE 600, LOS ANGELES, CALIFORNIA 90045
(310) 242-5698
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b)of the Act:

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Azzurra Holding Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐ NO ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES ☐ NO ☒

State issuer’s revenue with it most recent fiscal year, $1,411,000.

Indicate by check mark whether Azzurra Holding Corporation  is an accelerated filer as defined in the Exchange Act Rule 12b-2. YES  ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of Azzurra Holding Corporation as of November 30, 2007 was approximately $84,000.

Check whether the issue has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐ NO ☒

On December 1, 2007, 100,000 shares of Azzurra Holding Corporation’s Common Stock, $0.001 par value, were outstanding.

- i -

PART I

The following information contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements are characterized by words such as "plan," "expect," "believe," "intend," "would", "will" and similar words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Risk Factors Affecting Azzurra Holding Corporation," and elsewhere in this Annual Report on Form 10-KSB.

NOTICE OF FILING OF BANKRUPTCY PETITION, SALE OF OPERATING ASSETS, AND CONFIRMATION OF JOINT PLAN OF REORGANIZATION

Bankruptcy Proceedings.

On October 31, 2006, Azzurra Holding Corporation, formerly, Wave Wireless Corporation (the “Company,” “we,” “us,” “our” ) filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of Delaware (“Court”).  Our significant operating losses, working capital deficit, defaults on certain outstanding debentures, together with the significant cash required to maintain operations, delays in commercializing next-generation products, and the loss of a key executive, precipitated the need to seek protection under Chapter 11 of the Code.

During the pendency of the bankruptcy proceedings, and with Court approval, the Company sold substantially all of its assets, including its inventory, manufacturing and research and development equipment, and its technology.  The Company retained its SPEEDLAN 9200 product line.

On April 5, 2007, the Company and the Committee of Unsecure Creditors (“Creditors Committee”) filed a Joint Plan of Reorganization with the Court (“Joint Plan”), which Joint Plan was amended and restated and filed with the Court on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007.  Under the terms and conditions of the Joint Plan, as confirmed by the Court, all equity interests of the Company as of the effective date of the Joint Plan, June 28, 2007, terminated.  The Joint Plan contained the following additional major provisions:

SDS Capital Group SPC, Ltd. ("SDS") became the owner of 80% of the issued and outstanding shares of common stock, which includes 80% received under the terms of the Joint Plan, and an additional 10% as a result of SDS’ participation in the Equity Financing, described below.   In addition, all priority unsecured claims and administrative claims were paid in full, through either: (i) payment on the effective date of the Joint Plan; (ii) payment through an escrow account established with a Plan Administration Trust (“Trust”); or (iii) payment from the reorganized Company following the allowance of a claim. The initial funding for the Trust was $250,000 less certain professional fees and other charges set forth in more detail in the Joint Plan. This initial funding was provided from funds that were otherwise distributable to SDS. The Trust is responsible for, among other things, objecting to general unsecured claims and making distributions, as appropriate, to holders of general unsecured claims. The Joint Plan also permitted general unsecured claimants and preferred shareholders to participate in an equity financing ("Equity Financing"), pursuant to which each party was permitted to purchase a portion of 30,000 shares of newly issued common stock at $1.00 per share, based upon the terms and conditions set forth in the Joint Plan. As a result of the Equity Financing, three preferred shareholders each acquired 10,000 shares of our common stock.

In connection with the confirmation of the Joint Plan, the Company entered into a Contingent Promissory Note in favor of the Trust (“Contingent Note”). The Contingent Note provides for a further recovery to the Trust under the terms of the Joint Plan in the event SDS receives a distribution under the Joint Plan that exceeds $2,476,658, plus all fees and expenses accrued under the Contingent Note (the “Maximum Amount”). Under the terms of the Contingent Note, if SDS receives an amount in excess of the Maximum Amount, the Company will pay to the Trust an amount equal to 50% of any cash that remains or has accrued after (i) satisfying the Maximum Amount and all other distributions or dividends required under the Joint Plan, (ii) reserving cash sufficient to satisfy, in full, all obligations of, and claims against, the Company that have accrued during the one year period following the effective date of the Joint Plan, and (iii) reserving reasonably sufficient cash, in the Company's sole discretion, to fund ongoing business operations. The Contingent Note terminates on June 28, 2008.  As of December 1, 2007, SDS has received $1.7 million under the terms of the Joint Plan.

The Company and SDS have also executed a Secured Promissory Note payable by the Company to SDS in the amount of $100,000 (the “SDS Note”). The SDS Note will only be issued in the event the Company deems it necessary to provide for its working capital requirements. Any amounts due and payable SDS are secured by all assets of the Company under the terms of a Security Agreement.

Sale of Remaining Operating Business.

On August 10, 2007, the Company sold its SPEEDLAN product line, for and in consideration for approximately $100,000, plus the assumption of all warranty obligations associated with the product line.  The Company determined to sell its SPEEDLAN product line since sales of the product line had decreased substantially since confirmation of the Joint Plan, and since the cost to maintain, support and satisfy warranty obligations did not justify the continued sale of SPEEDLAN products by the Company.  In addition, sales were not anticipated to materially increase due to the fact that the SPEEDLAN product was not competitive, in terms of price or features, with other product offered by more established, and financially stronger competitors.  As a result of this sale, the Company has no operating business, and our management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

On August 20, 2007, we changed the name of the Company to Azzurra Holding Corporation.

Bankruptcy Accounting.

As a result of the bankruptcy proceedings, confirmation of the Joint Plan and sale of our remaining operating businesses, the amounts reported in subsequent financial statements will materially change.  Our financial statements will also be affected due to the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7), with respect to reporting upon emergence from Chapter 11 of the Code.  Changes in accounting principles required under U.S. generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, we may choose to make changes in accounting practices and policies at that time.  For all of these reasons, financial statements for periods subsequent to confirmation of the Joint Plan and emergence from Chapter 11 of the Code will not be comparable with those of prior periods.

ITEM 1.  DESCRIPTION OF BUSINESS

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO THE FILING OF THE BANKRUPTCY PETITION AND SUBSEQUENT SALE OF THE COMPANY’S OPERATING BUSINESSES, INCLUDING ITS RMA BUSINESS AND THE SPEEDLAN PRODUCT LINE.

We were incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 6080 Center Drive, Suite 600, Los Angeles, California 90045, and our telephone number is 310-242-5698.  On August 20, 2007, we changed the name of the Company from Wave Wireless Corporation to Azzurra Holding Corporation.

Company Overview

Prior to the disposition of our operating businesses, we were a developer of wireless broadband solutions, offering a portfolio of wireless mesh routers, and fixed and mobile non-line-of-sight (NLOS) products that could be deployed in all types of environments.  Our products were used for applications ranging from mission critical public safety communications, video surveillance, municipal networks, and private enterprise networks to last mile broadband access.  First responders, telecom carriers, municipalities, wireless Internet service providers, utilities, security companies and the military deployed our products.   We also provided repair, maintenance and other services to our licensed and other customers worldwide.

On March 28, 2006, a wholly owned subsidiary of the Company was merged with and into WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger brought together complementary business lines, engineering, sales and marketing compatibilities and technology. The combination of our SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution® non-line-of-sight, fixed and mobile wireless 900 MHz products provided customers with a wide range of line-of-sight fixed and non-line-of-sight products and services.

The product, personnel and other synergies resulting from the WaveRider Merger were intended to lower operating and other costs, and increase revenue in each company’s respective product lines.  Following consummation of the WaveRider Merger, the Company experienced far longer sales cycles for new products than were expected, certain product availability issues in connection with its 900 MHz non-line-of-sight products, and continuing delays in commercializing new mesh products, resulting in substantially lower revenue in each of these product lines than expected.  Due to the recognition of lower than anticipated revenue during the quarter ended September 30, 2006, the Company was required to use a significant amount of its cash resources to satisfy certain legacy obligations, and the costs incurred in connection with consummation of the WaveRider Merger.  As a result of these factors, and the Company’s deteriorating cash position, management entered into discussions to sell certain non-core assets in order to satisfy its working capital requirements.

Management of WaveRider’s Australian subsidiary, WaveRider Communications (Australia) Pty Ltd. (“WaveRider Australia”) had approached it on a number of occasions about the possibility of a management buy-out of WaveRider Australia.  On June 19, 2006, the Company’s Board of Directors determined that, as a non-core asset, the sale of the WaveRider Australia should be considered and directed management to enter into formal negotiations.  On June 30, 2006, the Company sold WaveRider Australia for cash consideration of $370,000 plus contingent consideration calculated at 15% of revenue for the following 12 months, payable quarterly in arrears.  On January 25, 2007, WaveRider and WaveRider Australia agreed to a lump-sum payment of $438,000 to WaveRider, thereby terminating all further payment obligations of WaveRider Australia to WaveRider.  As a result of this payment, WaveRider received a total of approximately $953,000 from the sale of WaveRider Australia.

On June 1, 2006, following informal discussions between the two companies, representatives of VCom Inc. (“VCom”) approached the Company about the possibility of acquiring the Canadian operations of WaveRider.  Upon receipt of a tentative Letter of Offer, the Company’s Board of Directors, at their June 19, 2006 meeting, directed management to enter into formal negotiations.  On July 1, 2006, the Company sold WaveRider Communications (USA) Inc., Avendo Wireless Corporation and WaveRider Communications (Canada) Inc., including its wholly owned subsidiary, JetStream Internet Services Inc., to VCom (the "VCom Transaction").

The sale of the former WaveRider subsidiaries in connection with the VCom Transaction, while generating much needed short-term working capital, resulted in the disposition of substantially all of WaveRider’s international businesses.  The Company retained WaveRider’s intellectual property and its North American operations.

During the quarter ended September 30, 2006, Charles Brown, the Company’s then President and Chief Executive Officer, unexpectedly tendered his resignation.  Mr. Brown's resignation materially impacted the Company's ability to continue to address the ongoing poor operating results in the Company’s principal business units and the Company’s continuing deteriorating working capital position.  Following Mr. Brown’s resignation, the Company’s Board of Directors met to consider alternatives available to the Company in order to continue as a going concern.

On October 17, 2006, the Company sold WaveRider’s remaining operating and related assets associated with its 900 MHz product line to VCom, for the amount of $1,250,000. The purchase price was determined based on the acquisition of trade accounts receivable, in the amount of $592,000, inventory, in the amount of $467,000, capital assets, valued at $190,999, and goodwill and other intangibles at $1. The purchase price was adjusted for the change in the value of the accounts receivable and the inventory from the original valuation date and September 30, 2006, in the amount of $377,000. VCom also assumed responsibility for the cost of warranty support of WaveRider’s existing 900 MHz customer base and for certain WaveRider employees, related to the business.  The purchase price was paid and satisfied first in repayment to VCom of all amounts owing by the Company or its affiliates pursuant to the supply agreement between VCom and WaveRider, which amount was approximately $1.6 million.  As a result of this payment, and other reconcilliations following consummation of the VCom Transaction, WaveRider received $426,000, which amount was received subsequent to December 31, 2006.

In order to provide for its immediate working capital needs, and in light of the Board’s determination that additional equity or debt financing would likely be unavailable to the Company, the Board of Directors directed management to explore the sale of certain or all remaining product lines and business units. These efforts failed to generate sufficient interest to address the Company’s ongoing working capital needs.  As a result, the Board determined to seek protection from its creditors, and to reorganize under Chapter 11 of the Code, focused on the sale of the SPEEDLAN product line.  The Company filed a voluntary petition under Chapter 11 of the Code on October 31, 2006.

On November 2, 2006, the Court ordered the conduct of an auction to sell the Company’s RMA Business.  As a result of the auction, which was held on November 13, 2006, we sold the RMA Business for approximately $406,000 in cash, plus the assumption of certain liabilities.  Also pursuant to a Court order entered on November 13, 2006, we sold certain de minimus assets totaling less than $100,000.  As a result of these sales, our continued operations while under the protection of Chapter 11 of the Code consisted of the marketing and sale of our SPEEDLAN product line, which was sold subsequent to the confirmation of the Joint Plan, on August 10, 2007, for approximately $100,000.

As a result of the forgoing actions, the Company has no operating business.  WaveRider, the Company’s wholly-owned subsidiary, similarly has no operating businesses or assets, and its remaining cash is being used to satisfy its remaining obligations.  As a result, our management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

On August 20, 2007, we changed the name of the Company to Azzurra Holding Corporation.

Products

Prior to confirmation of the Joint Plan, and sale of the SPEEDLAN product line, the Company developed wireless broadband solutions, offering a portfolio of wireless mesh routers, and fixed and mobile non-line-of-sight (NLOS) products that could be deployed in all types of environments.  Our products were used for applications ranging from mission critical public safety communications, video surveillance, municipal networks, and private enterprise networks to last mile broadband access.  First responders, telecom carriers, municipalities, wireless Internet service providers, utilities, security companies and the military deployed our products.   We also provided repair, maintenance and other services to our licensed and other customers worldwide.

Our research and development expenses during the fiscal years ended December 31, 2006 and 2005 were approximately $1.1 million and $3.0 million, respectively.

Competition

Our wireless radio systems competed with other wireless telecommunications products and alternative telecommunications transmission media, including copper and fiber optic cable. We experienced competition worldwide from a number of leading telecommunications companies that offered a variety of competitive products and services, including Alvarion, Nortel, Proxim, Tropos Networks, Motorola, Trango Systems, Belair Networks, Firetide and Tranzeo Wireless Technologies. Most of these companies had substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than we did.

Intellectual Property

We generally owned our intellectual property, except for our patents, which we sold to a third party in November 2005. In connection with this sale, we retained a non-exclusive, perpetual, royalty free right and license to use the patents in connection with our millimeter wave radio licensed products.  In connection with the sale of our operating businesses, we sold all of our intellectual property.

Customers

Sales of our products were through two principal means:  direct sales to our larger customers through our in-house sales personnel, and indirect sales through a distributor network.  During 2006, sales to RMS Technology Solutions accounted for approximately 28% of sales.

Government Regulation and Legal Uncertainties

The Company is currently subject to various laws and regulations relating to its business, including those of the Bankruptcy Code.  The Company must comply with the Orders of the Bankruptcy Court, and the Joint Plan.

Employees

As of December 31, 2006, we employed a total of five employees, including one in Operations, three in Administration, and one in IT. Of our total employees, one was a part-time employee.   As of December 1, 2007, we had no full-time employees.  Our President and Chief Executive Officer, and an Accounting Manager, work part-time as consultants to the Company.

Current Business Strategy

As discussed elsewhere in this Annual Report, because of the sale of all of our operating businesses, the Company has no ongoing operations.    The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

 ITEM 2.  DESCRIPTION OF PROPERTIES

We do not own any real property.  The Company’s corporate headquarters in Los Angeles, California are leased through April 2009.

ITEM 3.  LEGAL PROCEEDINGS

On October 31, 2006, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to facilitate the restructuring of our debt, trade liabilities and other obligations.   On April 5, 2007, together with the Committee of Unsecured Creditors, we filed a Joint Plan of Reorganization with the Court (“Joint Plan”), and an amended Joint Plan was filed on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007.   The Company remains subject to the Orders of the Court, and the Joint Plan.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of high and low sale prices of our common stock, as reported on the OTC Bulletin Board for each quarter in 2006 and 2005. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.   As of September 21, 2006, our common stock was delisted from the OTC Bulletin Board, and now trades in the “pink sheets”.

On August 20, 2007, there were three stockholders of record of our common stock.

	PRICE RANGE OF COMMON STOCK

	HIGH	LOW

Year Ended December 31, 2005:
First Quarter	$0.540	$0.130
Second Quarter	0.240	0.120
Third Quarter	0.360	0.150
Fourth Quarter	0.240	0.130

Year Ended December 31, 2006:
First Quarter	$0.170	$0.090
Second Quarter	0.150	0.070
Third Quarter	0.080	0.013
Fourth Quarter	0.015	0.001

RECENT SALES OF UNREGISTERED SECURITIES

In June 2007, the Company issued 100,000 shares of its common stock to three investors, pursuant to the Joint Plan.  The shares were not registered in reliance upon Section 1145 of the Code, as well as Section 4(2) of the Securities Act of 1933 in that they were not made available for sale to the public and are restricted against resale until they are registered under the Act or sold under an exemption from registration.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" beginning on Page 7 of this Annual Report.  In addition, as a result of the bankruptcy proceedings, confirmation of the Joint Plan and sale of our remaining operating business, the amounts reported in subsequent financial statements will materially change.  Our financial statements will also be affected due to the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7), with respect to reporting upon emergence from Chapter 11 of the Code.  Changes in accounting principles required under U.S. generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, we may choose to make changes in accounting practices and policies at that time.  For all of these reasons, financial statements for periods subsequent to confirmation of the Joint Plan and emergence from Chapter 11 of the Code will not be comparable with those of prior periods.

Discontinued Operations

On March 28, 2006, we merged a wholly owned subsidiary of the Company with and into WaveRider Communications Inc. (“WaveRider”) (the “WaveRider Merger”).  On June 30, 2006, the Company sold WaveRider Communications Australia Pty Ltd. and, on July 1, 2006, the Company sold all of its interest in WaveRider Communications (Canada) Inc. and its wholly owned subsidiary, JetStream Internet Services Inc., WaveRider Communications (USA) Inc. and Avendo Wireless Corporation.  On October 17, 2006, WaveRider sold its 900 MHz business.  As a result, WaveRider has no continuing operations other than distributing its cash to satisfy its remaining obligations.  In addition, on November 15, 2006, the Company disposed of its repair and maintenance business (“RMA Business”).  The operations of these entities and business units have been segregated and shown as discontinued operations in the consolidated statements of operations and the assets and liabilities of these entities still existing at December 31, 2006 have been shown as assets and liabilities, respectively, from discontinued operations in the consolidated balance sheet.

Years Ended December 31, 2006 and 2005

Sales. For the year ended December 31, 2006, sales were approximately $1.4 million, compared to $1.7 million in the comparable period in the prior year.  Total sales include only revenue from the Company’s SPEEDLAN product line, the Company’s only continuing operation at December 31, 2006.  Revenue attributable to SPEEDLAN products decreased in the year ended December 31, 2006 compared to the prior year as a result of continued competitive pressures, continuing delays in commercializing new mesh products, and uncertainty caused by the Company’s deteriorating financial condition.  Subsequent to December 31, 2006, on August 13, 2007, the Company sold its SPEEDLAN product line.  As a result, the Company has no continuing operations.  Accordingly, total sales for the year ended December 31, 2006 are not indicative of future sales or results.

Gross Profit. Gross profit for the years ended December 31, 2006 and 2005 was $0.7 million and $0.8 million, respectively, or 49% and 48% of sales in each of the respective periods.  Gross profit in each of the years ended December 31, 2006 and 2005 was positively impacted as a result of the discounting of the value of inventory in prior periods, reflecting the Company’s intent to market and sell next-generation SPEEDLAN products.

Research and Development.  For the years ended December 31, 2006 and 2005, research and development ("R&D") expenses were approximately $1.1 million and $3.0 million, respectively. The Company has significantly reduced its R&D spending in the fiscal year ended December 31, 2006 compared to the prior year due to the discontinuation of certain product lines, and the Company’s deteriorating financial condition, offset by R&D expenses incurred as a result of the WaveRider Merger.  During the quarter ended December 31, 2006, the Company cut all R&D expenditures, and does not anticipate incurring R&D expenses in the future.

Selling and Marketing. For the years ended December 31, 2006 and 2005, sales and marketing expenses were approximately $1.1 million and $3.1 million, respectively. The substantial reduction in sales and marketing expenses in the fiscal year ended December 31, 2006 compared to the prior year is due to the discontinuation of certain product lines, and the deterioration of the Company’s financial condition, offset by the addition of sales personnel as a result of the WaveRider Merger.  During the quarter ended September 30, 2006, the Company cut substantially all sales and marketing expenditures, and elected to outsource substantially all of its sales and marketing efforts to its manufacturer and principal distributor of its SPEEDLAN product line. The Company does not anticipate incurring sales and marketing expenses in the future.

General and Administrative. For the years ended December 31, 2006 and 2005, general and administrative expenses were approximately $0.5 million and $3.5 million, respectively.  The decrease is due to the substantial reduction in the Company’s operations caused by the deterioration in the Company’s business and operations during the six month period ending December 31, 2006, and the election of the Company to file for protection from its creditors under Chapter 11 of the Code on October 31, 2006, offset by the addition of certain general and administrative expenses incurred in connection with the WaveRider Merger during the quarter ended June 30, 2006.  Following the filing of the Bankruptcy Petition on October 31, 2006, the Company retained a five person staff to provide certain administrative and other services, and plans limited expenditures in the immediate future.

Impairment and Other Charges.  On December 31, 2006, we impaired goodwill related to our SPEEDLAN product line by $150,000 because we determined the value of our SPEEDLAN product line to be $100,000, based on the sale of that product line on August 13, 2007.

On August 3, 2006, we announced that we were reviewing our business operations with the intent to sell certain product lines and business units, or enter into strategic relationships for individual product lines and business units.  Impairment charges and loss on discontinued operation of $24.7 million was recorded for the year ended December 31, 2006, related to the write-down of goodwill and disposal of other assets, partially offset by reductions in prior provisions.

Restructuring Charges.  In April 2005, we announced the adoption of a restructuring plan that significantly curtailed then current spending, and substantially reduced liabilities and operating and other costs. The restructuring plan included the divestiture of certain unprofitable product lines, workforce reductions, write-down of certain inventory, and a loss associated with the divestiture of the Company's research and development operations in Italy.

Financing Expense.  For the year ended December 31, 2006 financing expense was $10.3 million.  This expense was mainly due to non-cash charges, during the quarter ended March 31, 2006, related to the conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issuance of Series J Convertible Preferred Stock to consultants in connection with the Company’s promissory note financing, the accretion to face value of the promissory notes and amortization of deferred financing charges.  During the quarter ended June 30, 2006, the Company failed to file a registration statement related to the sale of the Series J and J-1 Convertible Preferred Stock and related warrants.  As a result, a penalty provision in the registration rights agreement was triggered and the Company has accrued a liability of $0.8 million as of December 31, 2006.

Derivative Instrument Income (Expense).  Derivative instrument income amounted to $5.1 million for the year ended December 31, 2006.  Derivative instrument income (expense) arises from fair value adjustments for certain financial instruments, such as convertible preferred stock and warrants to acquire common stock and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company.  In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged (credited) to operations each reporting period.

Interest Expense.  For the years ended December 31, 2006 and 2005, interest expense was $0.7 million and $1.0 million, respectively.

Gain (Loss) from Discontinued Operations.  For the years ended December 31, 2006 and 2005, the gain (loss) from discontinued operations was a loss of $0.3 million and a gain of $2.5 million respectively.  The Company’s wholly-owned subsidiary, WaveRider, sold its Australian operating subsidiary on June 30, 2006, its North American subsidiaries on July 1, 2006, and its 900 MHz operation on October 18, 2006.  In addition, the Company sold its RMA Business on November 15, 2006.  As a result of these dispositions, the Company’s continuing operations at December 31, 2006 consisted solely of its SPEEDLAN product line, which were subsequently sold on August 13, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used in Operations. During the year ended December 31, 2006, the Company used approximately $3.2 million in operating activities, primarily due to our net loss of $32.8 million, less net non-cash items of $30.2 million.

Cash from Investing Activities. During the year ended December 31, 2006, we generated approximately $2.5 million from investing activities, mainly through the sale of the WaveRider subsidiaries and other discontinued operations.

Cash from Financing Activities. During the year ended December 31, 2006, we received approximately $2.1 million of cash from financing activities, primarily from $2.2 million from the sale of Series J and J-1 Convertible Preferred Stock and $1.0 million from the sale of promissory notes, offset by $0.8 million in repayment of advances under the Credit Facility and $0.3 million under notes payable.

Contractual Obligations

As a result of the Company’s filing under Chapter 11 of the Code, each of the Company’s liabilities incurred prior to October 31, 2006 (“Petition Date”), including obligations under operating and other leases, are subject to compromise, and are reflected on the Company’s financial statements accordingly at December 31, 2006.  As a result of the confirmation of the Joint Plan on June 14, 2007, the Company received a discharge from the Court relating to all liabilities incurred prior to the Petition Date, including liabilities incurred under operating and other leases.   In addition, the Company received a discharge of contractual obligations for repair and maintenance services, for which the Company previously received payment, and recorded as deferred revenue.

We do not have any commitments for capital equipment, and additional future capital requirements are not anticipated.

Current Liquidity

As of December 31, 2006, our principal sources of liquidity consisted of approximately $1.9 million of cash and cash equivalents, compared to approximately $380,000 in cash and cash equivalents at December 31, 2005.  The substantial increase in cash resulted from the receipt of cash from the sale of operating assets, and businesses, including the Company’s RMA Business.

In connection with the confirmation by the Court of the Joint Plan on June 14, 2007, the Company distributed substantially all of its existing cash, or $1.7 million, to SDS Capital Group SPC, Ltd. ("SDS"), the Company’s principal secured creditor.  In addition, (i) approximately $83,000 was distributed to satisfy priority and administrative claims under the Joint Plan; (ii) $250,000 was distributed to the Trust to satisfy unsecured claims; and (iii) $120,000 was placed in escrow with the Trust to satisfy contested priority claims.  As a result of such distributions, the Company had approximately $350,000 in cash available to provide for its working capital needs, of which, approximately $150,000 was used to pay for additional administrative claims.

CERTAIN RISK FACTORS AFFECTING AZZURRA HOLDING CORPORATION

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

THE COMPANY LACKS OPERATIONS AND HAS LOSSES WHICH ARE EXPECTED TO CONTINUE INTO THE FUTURE.

As a result of the sale of substantially all of the Company’s operating assets, the Company has no operations from which to derive revenue.  The Company’s operating history is not a useful measure upon which an evaluation of its future success or failure can be made.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues, and the ability to raise the capital necessary to acquire an operating entity or engage in a merger or other transaction with an operating entity.

The Company is a “shell” corporation as that is defined under Rule 12b-2.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

 IF THE COMPANY DOES NOT SUCCESSFULLY CONSUMMATE A BUSINESS COMBINATION, THE COMPANY WILL REQUIRE ADDITIONAL FUNDS

For the Company to once again engage in operations, it will either need to raise additional funds through public or private debt or sale of equity, or it will need to acquire or enter into a merger transaction with an operating entity.  The Company is currently seeking to engage in such a merger with an operating entity, but there is no guarantee that this merger will reach a successful completion.   If the merger fails and the Company seeks additional financing, this financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or are materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.

THE COMPANY IS NOT AN OPERATING COMPANY AND DOES NOT HAVE ANY SIGNIFICANT CAPITAL.

Because the Company does not have significant capital, it must limit its operations and there is little chance that operations will begin at any time soon, as a result of such limited capital, unless the Company obtains additional funding to acquire an operating entity or enters into a merger transaction with an operating entity.

BECAUSE SDS CAPITAL SPC, LTD. GROUP OWNS MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

SDS Capital Group SPC, Ltd. (“SDS”) owns 80,000 common shares, constituting 80% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than SDS or SDS sells some of its shares, SDS will be able to elect all of the Company’s directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.  This could result in a reduction in value to the common stock you own because of the ineffective voting power. SDS’ majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

THE COMPANY HAS NOT PAID DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common stock.  For the foreseeable future, the Company expects that earnings generated from the Company’s operations, if any, will be retained for use in its business and not to pay dividends.

"PENNY STOCK" RULES MAY MAKE BUYING OR SELLING THE COMPANY’S COMMON STOCK DIFFICULT.

Trading in the Company’s securities is subject to the “Penny Stock” Rules.

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

-	Make a suitability determination prior to selling a penny stock to the purchaser;

-	Receive the purchaser’s written consent to the transaction; and

-	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

ITEM 7.  FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-KSB is set forth in the financial statements and the notes thereto beginning on Page 13.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on that evaluation, our principal executive officer and principal financial officer concluded that these controls and procedures were effective as of December 31, 2006.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, among other things, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As a result of the filing of the Bankruptcy Petition on October 31, 2006, we terminated the employment of a substantial portion of our accounting staff, including our Chief Financial Officer.  In addition, we changed our accounting software systems.  Each of these factors resulted in a substantial change in our internal controls over our financial reporting.  Management does not believe that these changes have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors as of August 20, 2007:

Name	Age	Position

Daniel W. Rumsey	46	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Mark Schaftlein	45	Director
Richard Reiss	50	Director

Daniel W. Rumsey.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer on April 1, 2006 in connection with the WaveRider Merger, and was reappointed as Chief Restructuring Officer in October 2006 upon the filing of the Bankruptcy Petition.  Mr. Rumsey is currently serving as a consultant to the Company in the capacity of President, Chief Executive Officer and Chief Financial Officer.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Prior to joining the Company, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Knowledge Kids Network is part of the Knowledge Universe family of companies. Prior to joining Knowledge Kids Network, Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive restructuring, legal and finance background, dating back to 1987 when he served as a staff attorney in the U.S. Securities and Exchange Commission's Division of Corporation Finance. He has also served as Assistant General Counsel for Terra Industries, Inc. and Associate General Counsel and Corporate Secretary of EchoStar Communications Corporation. Mr. Rumsey also serves as the Interim Chief Financial Officer, and Executive Chairman of the Board of Directors of Prescient Applied Intelligence, Inc. and as a director of DIRT Motor Sports, Inc. and XELR8 Holdings, Inc.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

Richard Reiss. Mr. Reiss has served as director of the Company since March 2005. Mr. Reiss is currently a director of Glowpoint, Inc., where he has served since May 2000. He served as the Chief Executive Officer of Glowpoint from May 2000 to April 2002, and as President from May 2000 to April 2002. Mr. Reiss served as Chairman of the Board of Directors, President and Chief Executive Officer of All Communications Corporation from its formation in 1991 until the formation of Glowpoint's predecessor pursuant to a merger of All Communications Corporation and View Tech, Inc. in May 2000.

Mark Schaftlein.  Mr. Schaftlein has served as a director of Azzurra Holding Corporation since June 28, 2007.  Mr. Schaftlein is currently Chief Executive Officer of Epicus Communications Group, Inc., and is President of GlobalNet Corporation and Pacificap Entertainment Holdings, Inc.  Mr. Schaftlein is also a consultant with Ocean Avenue Advisors, focusing on corporate finance, restructuring and management consulting.  At Ocean Avenue Advisors, he concentrates on small and microcap companies with an emphasis on telecommunications, technology and finance.  Mr. Schaftlein is a member of the Board of Directors of GlobalNet Corporation, Pacificap Entertainment Holdings, Inc. and Epicus Communications Group, Inc.

BOARD COMMITTEES AND MEETINGS

The Board of Directors currently has an Audit Committee and a Compensation Committee.

Audit Committee. The Audit Committee currently consists of two directors, Messrs. Reiss and Schaftlein. The Audit Committee is primarily responsible for approving the services performed by the Company’s independent registered public accounting firm and reviewing their reports regarding the Company’s accounting practices and systems of internal accounting controls. The Board of Directors has determined that Mr. Reiss is a financial expert in that Mr. Reiss has (i) an understanding of generally accepted accounting principles and financial statements; (ii) has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) has experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities; and (iv) an understanding of internal control over financial reporting; and an understanding of audit committee functions.

Compensation Committee. The Compensation Committee currently consists two directors, Messrs. Schaftlein and Reiss. The Compensation Committee is primarily responsible for reviewing and approving the Company’s general compensation policies and setting compensation levels for its executive officers. The Compensation Committee also has the authority to administer the Company’s Employee Stock Purchase Plan and its 2004 Equity Incentive Plan and to make option grants thereunder.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company’s Code of Ethics is filed as Exhibit 14.1 hereto. The Company will provide to the public, free of charge, a copy of the code of ethics upon request in writing to the Company’s Chief Executive Officer at Azzurra Holding Corporation at 6080 Center Drive, Suite 600, Los Angeles, California 90292.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2006.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer, along with our former Chief Executive Officers, and Chief Financial Officer, as well as our former President, and former Chief Technology Officer, the only other executive officers whose total compensation exceeded $100,000 in any of the last two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Daniel W. Rumsey(1) President, Chief Executive Officer and Chief Financial Officer	2006	191,442	-	15,000(2)	206,442

James Chinnick(3) (10) Former President and Interim Chief Executive Officer and Vice President, Product Operations	2006	126,647	-	2,993(4)	129,640

Charles Brown(5) (10) Former Chief Executive Officer	2006	73,260	-	-	73,260
Scott Worthington(6) (10) Former Chief Financial Officer	2006	124,948	-	-	124,948
Don Meiners(7) Former President	2006	104,677	-	18,850(8)	123,527
Carlos Belfiore(9) Former Chief Technical Officer	2006	125,098	41,400	-	166,498

(1)
Mr. Rumsey’s employment was terminated on April 1, 2006 as a result of the WaveRider Merger; however, Mr. Rumsey continued to receive severance payments under his employment agreement until September 2007.  As a result of the termination of Mr. Chinnick’s employment with the Company on October 20, 2006, Mr. Rumsey assumed the position of Chief Restructuring Officer.  Mr. Rumsey is currently a consultant to the Company, serving in the capacity as President and Chief Executive Officer, and Chief Financial Officer.

(2)	Beginning November 2006, WaveRider paid Mr. Rumsey $7,500 per month for administrative services relating to the liquidation of WaveRider.

(3)
Mr. Chinnick’s assumed the position of Vice President, Product Operations of the Company on April 1, 2006 as a result of the WaveRider Merger, and the position as President and Interim Chief Executive Officer on August 2, 2006 as a result of Mr. Brown’s resignation as Chief Executive Officer.  Mr. Chinnick’s employment was terminated on October 20, 2006.

(4)	Represents consulting fees provided to the Company and WaveRider by Mr. Chinnick following his termination on October 20, 2006.

(5)
Mr. Brown assumed the position of Chief Executive Officer and a director of the Company on April 1, 2006 as a result of the WaveRider Merger.  Mr. Brown resigned from the Company as Chief Executive Officer and as a director effective July 28, 2006.

(6)	Mr. Worthington assumed the position of Chief Financial Officer on April 1, 2006 as a result of the WaveRider Merger. Mr. Worthington’s employment was terminated on October 31, 2006.

(7)	Mr. Meiners served as the Company’s President until his termination on September 1, 2006.

(8)	Represents consulting fees provided to the Company by Mr. Meiners following his termination on September 1, 2006.

(9)	Dr. Belfiore served as the Company’s Chief Technical Officer until his termination on November 3, 2006.

(10)	Amounts paid to Messrs. Brown, Chinnick and Worthington reflect only amounts paid to such persons after consummation of the WaveRider Merger on April 1, 2007.

DIRECTOR COMPENSATION

During the last completed fiscal year, Richard Reiss was paid $4,500 in consideration for his service to the Board of Directors.  No other director received any consideration for service to the Board during 2006, due to the deteriorating financial condition of the Company.  In is not intended that non-employee directors will receive cash compensation for their service as directors in the immediate future.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

The Company entered into a letter agreement with Daniel Rumsey, its then Chief Restructuring Officer, and former Vice President, General Counsel and Acting Chief Financial Officer, on March 22, 2006. Under the terms of the agreement, Mr. Rumsey’s severance agreement with the Company, as amended, terminated. The letter agreement provided for Mr. Rumsey’s resignation as the Chief Restructuring Officer upon consummation of the WaveRider Merger, and the termination of his employment on March 31, 2006. On that date, Mr. Rumsey was paid one-half of his deferred compensation owed him by the Company, or $25,000, and the remaining $25,000 was paid during the quarter ended June 30, 2006.  In addition, the Company was obligated to pay Mr. Rumsey (i) one-half of his base salary for a period of twelve months; (ii) his COBRA obligations for twelve months; and (iii) all stock options and restricted stock to which Mr. Rumsey is entitled vested 100%.  As a result of the Company’s deteriorating financial condition, however, the Company terminated his severance payments effective September 1, 2006.  As a result of the filing of the Bankruptcy Petition, the letter agreement terminated, therefore terminating all obligations to Mr. Rumsey thereunder, subject to the treatment of Mr. Rumsey’s claim under the Joint Plan.

The Company entered into an agreement with Dr. Carlos Belfiore, its Vice President of Engineering and Chief Technical Officer, on October 20, 2003. Under the terms of the agreement, Dr. Belfiore is paid a base salary of $138,000 per year, in addition to a cash bonus equal to 30% of his base salary on January 15, 2005. The agreement also provided for the grant of an option to purchase 91,666 shares of Common Stock of the Company, which amount was reduced to 80,000 due to limitations in the Company’s 1995 Stock Option/Stock Issuance Plan. The Company granted Dr. Belfiore a warrant to purchase 11,666 shares of Common Stock, thereby making up the difference between the 91,666 shares granted by the Board of Directors, and the 80,000 actually issued under the Plan. In the event Dr. Belfiore's employment was terminated at any time without cause, the Company was obligated to pay Dr. Belfiore his salary for six months following such termination, and all options previously granted to Dr. Belfiore continued to vest in accordance with their terms and conditions for a period of two years following the date of such termination.  Dr. Belfiore’s employment was terminated on November 3, 2006.  As a result of the filing of the Bankruptcy Petition, Dr. Belfiore’s claim for severance under the terms of his agreement are subject to treatment under the Joint Plan.

The Company entered into a letter agreement with Don Meiners, its former President and former Vice President of Operations, on March 22, 2006. Under the terms of the letter agreement, in the event that Mr. Meiners’ employment is terminated at any time, voluntarily or involuntarily, the Company was obligated to pay his base salary for a period of three months, and his COBRA obligations for six months. In the event his employment is terminated involuntarily, all stock options and restricted stock previously granted to Mr. Meiners vested 100%. In the event his employment is voluntarily terminated, all his restricted stock and stock options continued to vest for a period of six months following the date of termination.  Mr. Meiners’ employment was terminated on September 1, 2006.  As a result of the filing of the Bankruptcy Petition, Mr. Meiners’ claim for severance under the terms of his agreement are subject to treatment under the Joint Plan.

The Company terminated the employment of Messrs. Chinnick, on October 6, 2006, and Worthington, on October 31, 2006, as the Company’s Chief Executive Officer and Chief Financial Officer, respectively.  Messrs. Chinnick and Worthington had prior severance agreements with WaveRider requiring WaveRider to pay them $155,244 and $138,457, respectively, at the time of the termination of their employment.  In addition, WaveRider had entered into an agreement with Bruce Sinclair, the former Chief Executive Officer of WaveRider, and a director of the Company until his resignation in September 2007, pursuant to which WaveRider was obligated to pay Mr. Sinclair approximately $97,640 at the time of his resignation.   Subsequent to December 31, 2006, WaveRider entered into settlement agreements with each of Messrs. Chinnick, Worthington and Sinclair, providing for the payment to them of $27,112, in the case of Mr. Sinclair, $38,882, in the case of Mr. Chinnick, and $35,275, in the case of Mr. Worthington.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests, including common stock and preferred stock, as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The following table presents information concerning the beneficial ownership of all shares of common stock of the Company issued in connection with the Joint Plan, as of December 1, 2007.  The Company has no other shareholders at December 1, 2007.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 100,000 shares of common stock outstanding as of December 1, 2007.

Name and Address of Beneficial Owner	Common Stock	Percentage of Shares Outstanding
SDS Capital Group SPC, Ltd. 113 Church Street P.O. Box 134GT Grand Canyon, Cayman Islands	80,000	80%
CGA Resources LLC c/o Cass G. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	10,000	10%
Smithfield Fiduciary LLC c/o Highbridge Capital Management 1350 Avenue of the Americas 33rd Floor New York, NY 10019	10,000	10%

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Not applicable.

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

We have listed the exhibits filed as part of this Annual Report on Form 10-KSB in the accompanying exhibit index, which follows the signature page to this Annual Report. The exhibits marked with an asterisk (*) are included with and filed as part of this Annual Report on Form 10-KSB. The exhibits marked with a double asterisk (**) are management contracts or compensatory plans or arrangements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Aidman, Piser & Company, P.A. ("Aidman Piser") has been retained by the Audit Committee as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2006. The aggregate fees Aidman Piser billed us in 2006 for audit services, including for review of our interim financial statements, post-report review procedures and the issuance of consents in connection with the filing of registration statements, was approximately $146,000.

AUDIT-RELATED FEES

The Company did not engage Aidman Piser for any non-audit related services in 2006, including tax compliance, tax advisory or any other tax planning or other services.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheet of Azzurra Holding Corporation and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 1, the Company reorganized under Chapter 11 of the U.S. Bankruptcy Code under a plan of reorganization that was confirmed by the Bankruptcy Court on June 14, 2007.  Additionally, the Company discontinued its remaining operations subsequent to December 31, 2006.  As a result, the Company is exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities.  The pro-forma effects on the December 31, 2006 balance sheet of the confirmation of the plan of reorganization as if it occurred on December 31, 2006 is also presented in Note 1.  The discontinuance of all the Company's remaining operations in 2007 raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A.
Tampa, Florida December 27, 2007

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands)

DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,849
Accounts receivable	391
Inventory	4
Note receivable	426

Total current assets	2,670

SPEEDLAN automated test equipment	16
Goodwill	100

Total assets	$2,786

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$408
Accounts payable subject to compromise	1,191
Other accrued liabilities	589
Other accrued liabilities subject to compromise	1,812
Deferred revenue subject to compromise	1,322
Derivative liability for excess shares subject to compromise	30
Current maturities of long-term debt subject to compromise	3,319

Total current liabilities and total liabilities	8,671

Commitments and contingencies (Note 10)

Stockholders' deficit:
Series E Preferred Stock	332
Series G Preferred Stock	3,224
Series J and J-1 Preferred Stock	16,824
Common stock, par value $0.0001 per share; 250 million shares authorized;	8
75,111 shares issued; 75,081 shares outstanding
Treasury stock, at cost; 30 shares	(74)
Additional paid-in capital	391,660
Accumulated deficit	(417,859)

Total stockholders' deficit	(5,885)

Total liabilities and stockholders' deficit	$2,786

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	FOR THE YEARS ENDED DECEMBER 31,
	2006	2005
Sales	$1,411	$1,723
Cost of sales	712	898
Gross profit	699	825
Operating expense:
Research and development	1,059	2,982
Selling and marketing	1,055	3,139
General and administrative	526	3,497
Impairment and other charges	24,647	─
Restructuring charges	─	5,597
Total operating expenses	27,287	15,215
Loss from operations	(26,588)	(14,390)
Other income (expenses):
Financing expense	(10,325)	─
Derivative financial instrument income	5,140	─
Interest expense	(675)	(960)
Other income, net	(58)	271
Loss from continuing operations	(32,506)	(15,079)
Income tax benefit	--	--
Loss before discontinued operations	(32,506)	(15,079)
Income (loss) from discontinued operations	(319)	2,497
Net loss	(32,825)	(12,582)
Preferred stock accretions	(1,199)	(3,287)
Preferred stock dividends	─	(541)
Net loss attributable to common stockholders	$(34,024)	$(16,410)
Basic and diluted loss per common share:
Loss from continuing operations	$(0.54)	$(1.20)
Income (loss) from discontinued operations	(0.01)	0.16
Basic and diluted loss per common share	$(0.55)	$(1.04)
Shares used in basic and diluted per share computation	62,224	15,814

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2006 AND 2005

(In thousands)

	Shares							Amount
	Common	Preferred						Common	Preferred						Additional	Treasury	Accumulated	Accumulated	Total
		E	F	G	H	I	J/J-1		E	F	G	H	I	J/J-1	Paid-in Capital	Stock	Deficit	Other
																		Comprehensive
																		Income (Loss)

Balance at December 31, 2004	11,795.0	-	-	-	-	-	-	$ 35	-	-	-	-	-	-	$376,430	$ (74)	$(368,885)	$ 2	$ 7,508

Series C Preferred converted to common stock	34.0	-	-	-	-	-	-	3	-	-	-	-	-	-	5	-	-	-	8
Warrants in connection with notes payable	-	-	-	-	-	-	-	-	-	-	-	-	-	-	44	-	-	-	44
Warrants for former officer settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	93	-	-	-	93
Series B Preferred converted to common stock	382.0	-	-	-	-	-	-	-	-	-	-	-	-	-	1,708	-	-	-	1,708
Series E Preferred issued in exchange for vendor payables	-	0.9	-	-	-	-	-	-	332	-	-	-	-	-	-	-	-	-	332
Series F Preferred converted to common stock	1,120.0									(189)					189				-
Series G Preferred, common stock and warrants issued to redeem Series C Preferred	7,090.0	-	-	5.6	-	-	-	1	-	-	2,839	-	-	-	2,838	-	(2,008)	-	3,670
Series G Preferred and warrants issued to redeem Series D Preferred	-	-	-	1.0	-	-	-	-	-	-	360	-	-	-	180	-	1,460	-	2,000
Series F Preferred and common stock issued for debt payments	628.0	-	0.3	-	-	-	-	2	-	850	-	-	-	-	196	-	-	-	1,048
Warrants issue with lease settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	233	-	-	-	233
Warrants issued in connection with investor bank promissory note, net of expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	549	-	-	-	549
Warrants issued in lieu of debt payment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	552	-	-	-	552
Warrants issued for debt payment penalty	-	-	-	-	-	-	-	-	-	-	-	-	-	-	165	-	-	-	165
Common stock issued for vendor settlement	184.0	-	-	-	-	-	-	-	-	-	-	-	-	-	20	-	-	-	20
Common stock issued in lieu of debt payment	372.0	-	-	-	-	-	-	-	-	-	-	-	-	-	59	-	-	-	59
Restricted stock issue	550.0	-	-	-	-	-	-	-	-	-	-	-	-	-	82	-	-	-	82
Adjustment for 1:30 reverse stock split	-	-	-	-	-	-	-	(39)	-	-	-	-	-	-	39	-	-	-	-
Redeemable preferred stock accretions through date of redemption	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,279)	-	(1,279)
Exercise of stock options	7.0	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Series C Preferred dividends	-	-	-	-	-	-	-	-	-	-	145	-	-	-	396	-	(541)	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(12,582)	-	(12,582)

Balance at December 31, 2005	22,162.0	0.9	0.3	6.6	-	-	-	2	332	661	3,344	-	-	-	383,778	(74)	(383,835)	-	4,208
Series F Preferred converted to common stock	3,880.0	-	(0.3)	-	-	-	-	1	-	(661)	-	-	-	-	660	-	-	-	-
Series G Preferred converted to common stock	467.2	-	-	(0.3)	-	-	-	-	-	-	(120)	-	-	-	120	-	-	-	-
Acquisition of WaveRider	48,362.0	-	-	-	1,326.4	132.6	60.0	5	-	-	-	1,882	2,823	958	8,282	-	-	-	13,950
Series J Preferred issued to redeem Series H and I Preferred	-	-	-	-	(1,326.4)	(132.6)	353.7	-	-	-		(1,882)	(2,823)	4,705	-	-	-	-	-
Series J Preferred issued in exchange for Bridge Notes	-	-	-	-	-	-	317.3	-	-	-	-	-	-	4,442	-	-	-	-	4,442
Series J Preferred issued in exchange for SDS Notes	-	-	-	-	-	-	260.3	-	-	-	-	-		3,644	-	-	-	-	3,644
Warrants issued in connection with notes converted to Series J Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,426	-	-	-	2,426
Series J Preferred issued to consultants	-	-	-	-	-	-	42.7	-	-	-	-	-	-	568	167	-	-	-	735
Sale of Series J Preferred	-	-	-	-	-	-	334.3	-	-	-	-	-	-	1,308	917	-	-		2,225
Accretion of contructive dividend in connection sales of Series J Preferred	-	-	-	-	-	-	-	-	-	-	-	-	-	1,199	-	-	(1,199)	-	-
Warrants and beneficial conversion feature of investor notes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	479	-	-	-	479
Issued common stock to consultants	240.0	-	-	-	-	-	-	-	-	-	-	-	-	-	1	-	-	-	1
Derivative liability reclassification	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,170)	-	-	-	(5,170)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,825)	-	(32,825)

Balance at December 31, 2006	75,111.2	0.9	-	6.3	-	-	1,368.3	$ 8	$332	$ -	$3,224	$ -	$ -	$16,824	$391,660	$ (74)	$(417,859)	$ -	$(5,885)

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(32,825)	$(12,582)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation in continuing operations	85	550
Depreciation in discontinued operations	108	--
(Gain) loss on sale of equipment	366	(238)
Gain on discontinued operations	(1,008)	--
Gain on sale of patent	(30)	(400)
(Gain)/Loss on debt extinguishment	(26)	13
Warrant expense	--	408
Inventory valuation and other charges	--	56
Asset impairment and other restructuring charges	24,647	5,597
Loss on conversion of promissory notes	7,643	--
Stock-based compensation	--	93
Derivative financial instrument income	(5,140)	--
Securities issued to consultants	735	--
Amortization of debt discount	1,017	175
Bad debt expense	1,031	336
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(719)	1,447
Inventory	75	1,482
Prepaid expenses and other assets	423	1,072
Accounts payable	252	(1,104)
Other accrued liabilities	(264)	(2,534)
Deferred revenue	465	750
Net cash flows from operating activities	(3,165)	(4,879)
Cash flows from investing activities:
Acquisition of property and equipment	--	(44)
Proceeds from sale of patent	30	400
Proceeds from sale of property and equipment	123	482
Net cash received on acquisition of WaveRider	174	--
Proceeds from sale of discontinued operations	2,163	--
Purchase WaveRider Note	--	(250)
Net cash flows from investing activities	2,490	588
Cash flows from financing activities:
Payments of notes payable	(299)	(716)
Proceeds from (repayment of) loan payable to bank	(771)	759
Proceeds from sale of preferred shares (net of cash fees of $281)	2,225	--
Proceeds from convertible notes	--	850
Proceeds from debentures	--	1,700
Payments on debentures	--	(200)
Proceeds from debt financing (net of cash fees of $101 in 2006)	989	--
Net cash flows from financing activities	2,144	2,393
Effect of exchange rate changes on cash	--	(2)
Net increase (decrease) in cash and cash equivalents	1,469	(1,900)
Cash and cash equivalents at beginning of the year	380	2,280
Cash and cash equivalents at end of the year	$1,849	$380

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS IN TABLES ARE IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  THE COMPANY, PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND MANAGMENT'S PLANS

Company Overview

Azzurra Holding Corporation, formerly Wave Wireless Corporation (the "Company"), was incorporated in Delaware on August 23, 1991 to engage in the design, manufacture and marketing of millimeter network access wave radio systems for use in the worldwide wireless telecommunications market. On March 28, 2006, we merged WaveRider Communications, Inc. (“WaveRider”) with a wholly owned subsidiary of the Company, with WaveRider surviving the merger, and becoming a wholly owned subsidiary of the Company (the “WaveRider Merger”).

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

Management of WaveRider’s Australian subsidiary, WaveRider Communications (Australia) Pty Ltd. (“WaveRider Australia”) had approached it on a number of occasions about the possibility of a management buy-out of WaveRider Australia.  On June 19, 2006, the Company’s Board of Directors met and agreed that, as a non-core asset, the sale of the WaveRider Australia should be considered and directed management to enter into formal negotiations.  On June 30, 2006, the Company sold WaveRider Australia for cash consideration of $370,000 plus contingent consideration calculated at 15% of revenue for the following 12 months, payable quarterly in arrears ($145,000 received in 2006).  On January 25, 2007, WaveRider and WaveRider Australia agreed to a lump-sum payment of $438,000 to WaveRider, thereby terminating all further payment obligations of WaveRider Australia to WaveRider.  As a result of this payment, WaveRider received a total of approximately $953,000 from the sale of WaveRider Australia.

On June 1, 2006, following informal discussions between the two companies, representatives of VCom Inc. (“VCom”) approached the Company about the possibility of acquiring the Canadian operations of WaveRider.  Upon receipt of a tentative Letter of Offer, the Company’s Board of Directors, at their June 19, 2006 meeting, directed management to enter into formal negotiations.  On July 1, 2006, the Company sold WaveRider Communications (USA) Inc., Avendo Wireless Corporation and WaveRider Communications (Canada) Inc., including its wholly owned subsidiary, JetStream Internet Services Inc., to VCom (the "VCom Transaction").

The sale of the former WaveRider subsidiaries, while generating much needed short-term working capital, resulted in the disposition of substantially all of WaveRider’s international revenue.  The Company retained WaveRider’s intellectual property and its North American operations.

During the quarter ended September 30, 2006, Charles Brown, the Company’s then President and Chief Executive Officer, unexpectedly tendered his resignation.  Mr. Brown's resignation materially impacted the Company's ability to continue to address the ongoing poor operating results in the Company’s principal business units and the Company’s continuing deteriorating working capital position.  Following Mr. Brown’s resignation, the Company’s Board of Directors met to consider alternatives available to the Company in order to continue as a going concern.

On October 17, 2006, the Company sold WaveRider’s remaining operating and other assets related to its 900 MHz product line to VCom, for the amount of $1,250,000. The purchase price was determined based on the acquisition of trade accounts receivable, in the amount of $592,000, inventory, in the amount of $467,000, capital assets, valued at $190,999, and goodwill and other intangibles at $1. The purchase price was adjusted for the change in the value of the accounts receivable and the inventory from the original valuation date and September 30, 2006, in the amount of $377,000. VCom also assumed responsibility for the cost of warranty support of WaveRider’s existing 900 MHz customer base and for certain WaveRider employees, related to the business.  The purchase price was paid and satisfied first in repayment to VCom of all amounts owing by the Company or its affiliates pursuant to the supply agreement between VCom and WaveRider, which amount was approximately $1.6 million.  As a result of this payment, and other reconcilliations following the VCom Transaction, WaveRider received $426,000, which amount was received subsequent to December 31, 2006.

Bankruptcy Proceedings – Sale of Assets

In order to provide for its immediate working capital needs, and in light of the Board’s determination that additional equity or debt financing would likely be unavailable to the Company, the Board of Directors directed management to explore the sale of certain or all remaining product lines and business units. These efforts failed to generate sufficient interest to address the Company’s ongoing working capital needs.  As a result, the Board determined to seek protection from its creditors, and to reorganize under Chapter 11 of the Code (“Code”).  The Company filed a voluntary petition under Chapter 11 of the Code on October 31, 2006 (“Bankruptcy Petition”), in the United States Bankruptcy Court for the District of Delaware (the “Court”).

On November 2, 2006, the Court ordered the conduct of an auction to sell the Company’s RMA Business.  As a result of the auction, which was held on November 13, 2006, we sold the RMA Business for approximately $405,000 in cash, plus the assumption of certain liabilities.  Also pursuant to a Court order entered on November 13, 2006, we sold certain de minimus assets totaling less than $100,000.  As a result of these sales, our continued operations while under the protection of Chapter 11 of the Code consisted of the marketing and sale of our SPEEDLAN product line.

As a result of the filing of the Bankruptcy Petition, all liabilities incurred up to October 31, 2006 are reflected on the balance sheet as subject to compromise.

Subsequent Event – Bankruptcy Proceedings

On April 5, 2007, the Company and the Committee of Unsecure Creditors (“Creditors Committee”) filed a Joint Plan of Reorganization with the Court (“Joint Plan”), which Joint Plan was amended and restated and filed with the Court on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007.  Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The Joint Plan contained the following additional major provisions:

SDS Capital Group SPC, Ltd. ("SDS") became the owner of 80% of the issued and outstanding shares of common stock, which includes 70% received under the terms of the Joint Plan, and an additional 10% as a result of SDS’ participation in the Equity Financing, described below.   In addition, all priority unsecured claims and administrative claims were paid in full, through either: (i) payment on the effective date of the Joint Plan; (ii) payment through an escrow account established with a Plan Administration Trust (“Trust”); or (iii) payment from the reorganized Company following the allowance of a claim. The initial funding for the Trust was $250,000.00 less certain professional fees and other charges set forth in more detail in the Joint Plan. This initial funding was provided from funds that were otherwise distributable to SDS. The Trust is responsible for, among other things, objecting to general unsecured claims and making distributions, as appropriate, to holders of general unsecured claims. The Joint Plan also permitted general unsecured claimants and preferred shareholders to participate in an equity financing ("Equity Financing"), pursuant to which each party was permitted to purchase a portion of 30,000 shares of new common stock at $1.00 per share, based upon the terms and conditions set forth in the Joint Plan. As a result of the Equity Financing, three preferred shareholders each acquired 10,000 shares of common stock.

In connection with the confirmation of the Joint Plan, the Company entered into a Contingent Promissory Note in favor of the trust (“Contingent Note”). The Contingent Note provides for a further recovery to the Trust under the terms of the Joint Plan in the event SDS receives a distribution under the Joint Plan that exceeds $2,476,658, plus all fees and expenses accrued under the Contingent Note (the “Maximum Amount”). Under the terms of the Contingent Note, if SDS receives an amount in excess of the Maximum Amount, the Company will pay to the Trust an amount equal to 50% of any cash that remains or has accrued after (i) satisfying the Maximum Amount and all other distributions or dividends required under the Joint Plan, (ii) reserving cash sufficient to satisfy, in full, all obligations of, and claims against, the Company that have accrued during the one year period following the effective date of the Joint Plan, and (iii) reserving reasonably sufficient cash, in the Company's sole discretion, to fund ongoing business operations. The Contingent Note terminates on June 28, 2008.  As of August 20, 2007, SDS has received $1.7 million under the terms of the Joint Plan.

In accordance with AICPA Statement of Position 90-7 "Reporting by Entities in Reorganization under the Bankruptcy Code", the following represents the pro-forma impact of fresh start accounting on the December 31, 2006 balance sheet of the confirmation of the Joint Plan as if it had occurred on December 31, 2006:

	(000’s	)
Cash	$1,849	(1)
Other current assets	821
Total current assets	2,670

Goodwill and other assets	116
Total assets	$2,786

Current and total liabilities	$861	(2)

Common stock	100	(3)
Additional paid-in capital	1,825
Total liabilities and stockholder’s equity	$2,786

(1)This amount does not reflect subsequent cash receipts or any distributions under the Joint Plan, including the $1.7 million to SDS and $250,000 to the Trust.

(2) Included in this amount is $480,980 in liabilities reflected in the Company's financial statements as uninvoiced payables which may be subject to compromise and/or discharge by the Bankruptcy Court following proper notice to the applicable debtors and/or receipt of evidence necessary to support termination of such payables.

(3) Common stock, par value 1.00 per share; 250,000 shares authorized; 100,000 shares issued and outstanding.

In connection with the confirmation of the Joint Plan, the Company and SDS executed a Secured Promissory Note payable by the Company to SDS in the amount of $100,000 (the “SDS Note”). The SDS Note is held by the Company and will only be issued in the event the Company deems it necessary to provide for its working capital requirements. Any amounts due and payable SDS are secured by all assets of the Company under the terms of a Security Agreement.

Subsequent Event - Sale of SPEEDLAN Product Line

On August 10, 2007, the Company sold its remaining business, consisting of the SPEEDLAN product line, for and in consideration for $100,000, plus the assumption of all warranty obligations associated with the product line.  The Company elected to sell its SPEEDLAN product line since sales of the product line had decreased substantially since confirmation of the Joint Plan, and since the cost to maintain, support and satisfy warranty obligations did not justify the continued sale of SPEEDLAN products by the Company.  In addition, sales were not anticipated to increase due to the fact that the SPEEDLAN product was not competitive, in terms of price or features, with other product offered by more established, and financially stronger competitors.  As a result of this sale, the Company has no operating business, and our management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

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

Foreign Currency

The value of the United States dollar rises and falls day-to-day on foreign currency exchanges. Since the Company conducted business in foreign countries, these fluctuations affect the Company’s financial position and results of operations. Assets and liabilities of our foreign subsidiaries were translated from their local currencies into United States dollars at exchange rates in effect at the respective balance sheet date. Income and expense accounts were translated from their local currencies into United States dollars at average exchange rates for the respective period. At December 31, 2006, the Company no longer had any active subsidiaries outside the United States.

Accumulated net translation adjustments were recorded as a component of comprehensive income (loss) in stockholders' equity (deficit). Foreign exchange transaction gains and losses are included in the results of operations in the periods incurred, and were not material in the periods presented. The Company did not enter into any contracts to hedge the effects of foreign currency exchange fluctuations.

Fair Value of Financial Instruments

The estimated fair values of cash, note receivables, accounts receivable and payable, debt and accrued liabilities at December 31, 2006 approximated their respective historical cost due to the short-term maturities.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity when acquired of three months or less to be cash equivalents.

Accounts Receivable

The Company records an allowance for doubtful accounts receivable based on our general collection history and specifically identified amounts that management believes to be uncollectible. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. However, any unanticipated change in one of these customers’ credit worthiness could have a material adverse effect on the Company’s results of operations in the period in which such changes or events occur and losses become estimable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At December 31, 2006, the Company did not record an allowance for doubtful accounts, as management determined an allowance was not necessary.

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

Goodwill

Goodwill at December 31, 2006 represents the remaining unimpaired excess of the purchase price over the fair values of net assets acquired in connection with the acquisition of substantially all of the operating assets and certain liabilities of SPEEDCOM Wireless Corporation (“SPEEDCOM”), on December 10, 2003. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill resulting from the purchase will not be amortized into operations. Rather, such amounts will be tested for impairment at least annually.  See Note 7 regarding 2006 impairment charges.

Impairment of Long Lived Assets

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

Comprehensive Income (loss)

Under Statements on Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), the Company is required to display comprehensive income and its components as part of our full set of financial statements. Comprehensive income comprises net income (loss) and other comprehensive income (loss) items. Other comprehensive income (loss) includes certain changes in equity of the Company that are excluded from net income (loss). Specifically, SFAS 130 requires adjustments arising from the Company’s foreign currency translation, which were reported separately in stockholders' equity, to be included in accumulated other comprehensive income (loss).

The following table reflects comprehensive loss for the years ended December 31, 2006 and 2005:

	2006	2005
Net Loss	$(32,825)	$(12,582)
Foreign currency translation adjustment	─	(2)
Comprehensive loss	$(32,825)	$(12,584)

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (“FAS 123R”) using the modified-prospective-transition method.  Under this transition method, compensation costs subsequent to December 31, 2005 will include, as the options vest, costs for options granted prior to but not vested as of December 31, 2005.  There was no compensation related to unvested options and, as such, the adoption of FAS 123R had no affect on the Company’s financial results in 2006.

The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 for the year ending December 31, 2005:

Stock-based employee compensation costs used in the determination of net income (loss) attributable to common stockholders , as reported	--
Loss attributable to common stockholders, as reported	$(16,410)

Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value method (SFAS 123) had been applied to all awards	$($484)

Pro forma net loss attributable to common stockholders, if the fair value method had been applied to all awards	$(16,894)

Net loss attributable to common stockholders per common share, as reported	$(1.04)

Pro forma net loss attributable to common Stockholders per common share, if the fair value method had been applied to all awards	$(1.07)

 The fair value of each option and warrant grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005: expected volatility of 142%; weighted-average risk-free interest rates of 3.8%, weighted-average expected lives of 4.0 years and a zero dividend yield.

Bankruptcy Accounting

For financial reporting purposes, the financial statements have been prepared on a going concern basis.  In addition, the Company has applied the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).  Accordingly, all liabilities incurred prior to the filing of the Bankruptcy Petition subject to compromise have been segregated in the balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims.  Liabilities not subject to settlement are classified as current.

As a result of the bankruptcy proceedings, confirmation of the Joint Plan, and sale of our remaining operating businesses, the amounts reported in subsequent financial statements will materially change.  Our financial statements will also be affected due to the application of the provisions of SOP 90-7 with respect to reporting upon emergence from Chapter 11 of the Code.  Changes in accounting principles required under U.S. generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, we may choose to make changes in accounting practices and policies at that time.  For all of these reasons, financial statements for periods subsequent to confirmation of the Joint Plan and emergence from Chapter 11 of the Code will not be comparable with those of prior periods.

Discontinued Operations

As a result of the sale by WaveRider of substantially all of its operating businesses, WaveRider has no continuing operations other than distributing its remaining cash for the benefit of its creditors.  In addition, the Company disposed of its repair and maintenance business (“RMA Business”).  The operations of these entities and business units have been segregated and shown as discontinued operations.

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

With the issuance of the Company’s Series J and Series J-1 Convertible Preferred Stock, the Company determined that the warrants associated therewith should be accounted for as a derivative liability.  Additionally, at December 31, 2006, the Company did not have enough authorized common stock, if all of the existing preferred shares and other convertible financial instruments were converted to common stock.  As part of the Series J and Series J-1 offering the Company committed to seek shareholder approval for changes to its authorized capital and the holders of these securities agreed to refrain from exercising their warrants or converting their Series J and Series J-1 Convertible Preferred Stock until the earlier of shareholder approval or December 31, 2006.  This matter was not brought before the shareholders for approval prior to December 31, 2006.

Fair value for our financial instruments was determined using the closing price of our common stock at the close of each reporting period.  Reductions in the remaining life of unexercised warrants and declines in the price of our common stock reduced the fair value of the preferred stock and warrants resulting in additional credits to our consolidated statements of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).      FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). FAS 141(R) will be applied prospectively. FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 shall be applied prospectively. Early adoption is prohibited for both standards.

2.  ACQUISITION AND DIVESTED OPERATIONS

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

The WaveRider Merger was accounted for as a purchase and is summarized as follows (in thousands $):

Cash on hand (including cash from loans made by the Company prior to the acquisition which were forgiven on acquisition)
$413
Other current assets	2,241
Fixed assets	200
Current liabilities	(2,787)

Net assets received	67
Goodwill	14,745

Total consideration received	$14,812

Common stock issued on closing	$6,432
Preferred stock issued on closing	5,663
Warrants issued on closing at fair value	1,773
WaveRider shares forfeited on merger	450
Employee stock options issued on closing at fair value	81
Expenses incurred on acquisition	413

Total consideration given	$14,812

The cash effect of this transaction is summarized as follows:

Cash acquired on closing	$413

The Company has determined that the goodwill created upon the WaveRider Merger be allocated to the individual units acquired as follows (in thousands $):

WaveRider Communications Inc.	$12,679
WaveRider Communications (Australia) Pty Ltd.	1,150
WaveRider Communications (Canada) Inc.	916

$14,745

On June 19, 2006, the Company’s Board of Directors approved the disposal of WaveRider’s interest in WaveRider Communications (Australia) Pty Ltd. for cash consideration of $370,000 plus contingent consideration of 15% of the trailing 12 months revenue, payable quarterly in arrears.  The sale was completed on June 30, 2006.  In October, WaveRider  received the first payment of the contingent consideration in the amount of $143,000.  Subsequent to December 31, 2007, WaveRider received a lump-sum of $438,000, thereby terminating all further payment obligations of WaveRider Communications (Australia) Pty Ltd. To WaveRider.

On July 1, 2006, the Company disposed of its interests in WaveRider Communications (Canada) Inc., including its wholly owned subsidiary JetStream Internet Services Inc. (“JetStream”), WaveRider Communications (USA) Inc. and Avendo Wireless Inc. for proceeds of $1,773,000, of which $1,388,000 was received in cash on that date, and a $385,000 hold back which was to be paid, subject to satisfaction of certain conditions (the"VCom Transaction").  Subsequent to closing, it was determined that an adjustment of $61,000 was required in the calculation of inventory sold in the transaction, reducing the total purchase price and the hold back by this amount.

On October 17, 2006, the Company sold WaveRider’s remaining operating and related assets associated with its 900 MHz product line to VCom, for the amount of $1,250,000.  The purchase price was determined based on the acquisition of trade accounts receivable, in the amount of $592,000, inventory in the amount of $467,000, capital assets valued at 190,999, and goodwill and other intangibles at $1.  The purchase price was adjusted for the change in the value of the accounts receivable and the inventory from the original valuation date, and September 30, 2006, in the amount of $377,000.  VCom also assumed responsibility for the cost of warranty support of WaveRider’s existing 900 MHz customer base and for certain WaveRider employees, related to the business.  The purchase price was paid and satisfied first in repayment to VCom of all amounts owing by the Company or its affiliates pursuant to the supply agreement between VCom and WaveRider, which amount was approximately $1.6 million.  As a result of this payment, and other reconcilliations in connection with the VCom Transaction, WaveRider received $426,000, which amount was received subsequent to December 31, 2006.

On November 2, 2006, the Court ordered the conduct of an auction to sell the Company’s RMA Business.  As a result of the auction, which was held on November 13, 2006, we sold the RMA Business for approximately $405,000 in cash, plus the assumption of certain liabilities.

Discontinued operations consist of the following for the year ended December 31, 2006 (in thousands):

	Wave Wireless Repair & Maintenance	WaveRider Australia	WaveRider Canada	Total
Revenues	$2,667	$1,243	$3,145	$7,055
Cost of goods sold	2,468	654	2,175	5,297
Gross profit	199	589	970	1,758

Operating expenses	-	380	2,705	3,085
Gain/(loss) on operations during 2006	199	209	(1,735)	(1,327)

Sales price	405	370	1,814	2,589
Net book value of assets sold	-	1,305	276	1,581
Gain/(loss) on disposal of assets	405	(935)	1,538	1,008

Gain/(loss) from discontinued operations	$604	$(726)	$(197)	$(319)

3.  SELECTED BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS

Other accrued liabilities consist of the following at December 31, 2006 (in thousands):

Compensation and employee benefits	$29
Legal and accounting	168
Customer deposit	50
Severance	102
Development work and royalty	240
$589

Other accrued liabilities subject to compromise, consist of the following at December 31, 2006 (in thousands):

Penalty for late filing of registration statement	$820
Severance	553
Warranty	303
Other	136
$1,812

Warranty reserve activity at December 31, 2006:

Balance at January 1,	$493
Reclassed to discontinued operations	(38)
Payments	(152)
Balance at December 31,	$303

Other income (expense), net consists of the following for each year ended December 31 (in thousands):

	2006	2005
Gains (losses) on settlements of accounts payable and liabilities	$--	$(82)
Gains (losses) on disposals of property and equipment	(366)	238
Royalties	146	--
Gain on sale of patents for licensed products	30	400
Property tax refund	89	--
Gains (losses) on transactions denominated in foreign currencies	--	(342)
Other income (expenses), net	43	57
Total other income (loss), net	$(58)	$271

4.  BORROWING AND OTHER OBLIGATIONS

At December 31, 2006, we were generally in default on all outstanding debt.  Debt at December 31, 2006 consisted of the following (in thousands $):

Debenture financing, in default	$2,602
Note payable – Siemens; in default	350
Note payable, former vendor, due in monthly installments of $35,000 through June 2006; in default	322

Other	45

$3,319

The above includes accrued interest of approximately $197,000.

Debenture Financing. On November 10, 2005, the Company entered into an agreement with a purchaser of notes issued under an existing Debenture Agreement which exchanged all issued and outstanding notes for and in consideration for the issuance to the purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old notes as of the date of the New Note, October 1, 2005. Under the terms of the New Note, interest accrued on such debt at an annual interest rate of 8%, and this rate increased to 10% on April 1, 2006.  The Company’s obligations under the Debenture Agreement were covered by a Security Agreement covering all of the assets of the Company.

On March 27, 2006, the Company and the purchaser entered into an Exchange Agreement, pursuant to which the purchaser agreed to convert $1,230,475 of principal and accrued interest due to purchaser on the date thereof into 260.3183 shares of our Series J Convertible Preferred Stock and warrants to purchase 7,809,548 shares of our common stock, at an exercise price of $0.12 per share, (the “Note Exchange”).  Such conversion was in lieu of the quarterly payments due March 31, 2006 and June 30, 2006.  The Series J Convertible Preferred Stock was convertible into 26,031,827 shares of our common stock.  The Company recorded a loss on conversion in the amount of $3.507 million, included in finance expense.  The fair value of the financial instruments issued was allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $3,644 and $1,094, respectively.

As a result of the Note Exchange, the total amount due purchaser on the Petition Date, which amount was in default, was approximately $2.4 million.

Convertible Notes. During 2005, the Company issued convertible promissory notes to certain purchasers in the principal amount of $850,000, payable on or before March 31, 2006 (the “Convertible Notes”).  Interest accrued on the Convertible Notes at an annual interest rate of 10%.  As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,125,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $0.20 per share.  The Convertible Notes were discounted for the relative fair value of the warrants issued and the intrinsic value of the beneficial conversion features associated with the Convertible Notes.

From January 1, 2006 through March 31, 2006, the Company issued additional Convertible Notes to certain purchasers in the principal amount of $1.09 million.  As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,725,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $0.20 per share.

Under the terms of the Convertible Notes, as amended by the terms of the Amendment to Promissory Note dated as of March 27, 2006 (the “Amendment Agreement”), the outstanding principal amounts and all accrued but unpaid interest under the terms of all issued and outstanding Convertible Notes automatically converted into shares of Series J Convertible Preferred Stock and warrants to purchase shares of common stock, at an exercise price of $0.12 per share, on March 31, 2006 (the “Series J Equity Securities”).  For purposes of determining the number of Series J Equity Securities that each holder received upon conversion, the holders were deemed to have tendered 120% of the outstanding balance of the Convertible Notes as payment of the purchase price for the Series J Equity Securities.  As a result of the foregoing, the Company issued 260.318 shares of Series J  Convertible Preferred Stock (convertible into 26,031,800 shares of common stock) and warrants to purchase 7,809,548 shares of common stock.  As consideration for entering into the Amendment Agreement the Company reduced the exercise price of the Warrants issued in conjunction with Convertible Notes from $0.20 to $0.12 per share.  The Company recorded a loss on conversion in the amount of $3.835 million, included in finance expense.

The Series J Convertible Preferred Stock and warrants issued in connection with the conversion of all outstanding Convertible Notes was convertible or exercisable, as the case may be, into 31,728,719 and 9,518,616 shares of common stock, respectively.   The fair value of the financial instruments issued was allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $4,442 and $1,333, respectively.

5.  STOCKHOLDERS' EQUITY

Under the terms and conditions of the Joint Plan, as approved by the Court on June 14, 2007, holders of the Company’s common stock will not receive any distribution, and all of the rights of the common and preferred stockholders were terminated.

At December 31, 2006, the authorized capital stock of the Company consisted of 250 million shares of common stock, $0.0001 par value, and 2.0 million shares of preferred stock, $0.0001 par value, including 500,000 shares of which were designated Series A Junior Participating Preferred Stock (the "Series A Preferred Stock") pursuant to the Stockholder Rights Agreement (see discussion below), 2,000 shares of Series E Preferred Convertible Preferred Stock (the "Series E Preferred Stock"), 250 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), 10,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock"), 2,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 200 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”), 1,250 shares of Series J Convertible Preferred Stock (the “Series J Preferred Stock”), and 300 shares of Series J-1 Convertible Preferred Stock.

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

Series E Convertible Preferred Stock

The Company designated 2,000 shares of its Preferred Stock as Series E Convertible Preferred Stock. In June 2005, the Company issued 923 shares of Series E Convertible Preferred Stock to redeem $555,000 in promissory notes and settle certain vendor payables totaling $367,000.  The Series E Preferred Stock has a liquidation preference amount equal to $1,000 per share. Each share of Series E Preferred Stock is convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.50.

After consideration of several valuation models, the Company determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series E Preferred Stock is convertible into using the trading market price on the date the Series E Preferred Stock was issued.

As of December 31, 2006, outstanding Series E Preferred Stock are convertible into approximately 1,846,262 shares of common stock.

Series F Convertible Preferred Stock

The Company has designated 250 shares of its preferred stock as Series F Convertible Preferred Stock.  The Series F Preferred Stock has a face amount equal to $10,000 per share. Each share of Series F Preferred Stock is convertible into a number of shares of common stock equal to the face amount divided by the conversion price of $0.50.

After consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series F Preferred Stock is convertible into using the trading market price on the date the Series F Preferred Stock was issued.

All Series F Preferred Stock was converted into common stock during the year ended December 31, 2006.  As a result, no shares of Series F Preferred Stock remained outstanding at December 31, 2006,

Series G Convertible Preferred Stock

The Company has designated 10,000 shares of its preferred stock as Series G Convertible Preferred Stock, of which 6,292 shares were issued and outstanding as of December 31, 2006.

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

As of December 31, 2006, all outstanding shares of Series G Preferred Stock were convertible into approximately 12.6 million shares of common stock.

Series H and I Convertible Preferred Stock

The Company designated 2,000 shares of its preferred stock as Series H Convertible Preferred Stock (the "Series H Preferred Stock") and 200 shares of its preferred stock as Series I Convertible Preferred Stock (the “Series I Preferred Stock”).  In conjunction with the WaveRider Merger, the Company issued 1,326.446 shares of Series H Preferred Stock and 132.6446 shares of Series I Preferred Stock, along with warrants to purchase 8,842,089 shares of common stock, at an exercise price of $0.20, to a holder of WaveRider convertible debentures.

The Series H Preferred Stock had a liquidation preference amount equal to $1,000 per share. Each share of Series H Preferred Stock was convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.15.  The Series I Preferred Stock had a liquidation preference amount equal to $1,000 per share. Each share of Series I Preferred Stock was convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.01.

In connection with the closing of the WaveRider Merger, all of the issued and outstanding shares of the Series H and I Convertible Preferred Stock and the related warrants were exchanged for 353.7333 shares of Series J Convertible Preferred Stock and Series J Warrants to purchase 10,612,000 shares of common stock.  The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of shares of common stock into which the resulting Series J Preferred Stock is convertible into using the trading market price on the date the WaveRider Merger.

Series J Convertible Preferred Stock

The Company designated 1,250 shares of its preferred stock as Series J Convertible Preferred Stock (the "Series J Preferred Stock"), of which 1,247 shares were issued and outstanding as of December 31, 2006.  The Series J Preferred Stock had a liquidation preference amount equal to $7,500 per share. Each share of Series J Preferred Stock was convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of shares of common stock into which the Series J Preferred Stock was convertible into using the trading market price on the date the Series J Preferred Stock was issued.

Series J-1 Convertible Preferred Stock

The Company designated 300 shares of its preferred stock as Series J-1 Convertible Preferred Stock, of which 121 shares were issued and outstanding as of December 31, 2006.  The Series J-1 Preferred Stock had a liquidation preference amount equal to $7,500 per share. Each share of Series J-1 Preferred Stock was convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series J-1 Preferred Stock is convertible into using the trading market price on the date the Series J-1 Preferred Stock was issued.

Issuances of Series J and J-1 Convertible Preferred Stock (in thousands $)

In connection with exchange for Series H and I shares	$4,705
In connection with exchange of Bridge Notes	4,442
In connection with debenture exchange	3,644
Sold to qualified investors (excluding $1,199 included in derivative liability for excess shares)	1,309
Issued to consultants in connection with the WaveRider Merger	957
Issued to consultants in connection with the sale of a qualified financing	568
Accretion of shares sold to qualified investors to face value	1,199

$16,824

COMMON STOCK WARRANTS

The following table summarizes our common stock warrant activity for each year ended December 31, (in thousands, except per share amounts):

	2006		2005
	Shares	Price Range	Shares	Price Range

Outstanding at beginning of year	20,686	$0.0001-$1,275.00	2,703	$0.56-$1,275.00
Issued	39,507	$0.12-$0.20	18,008	$0.0001-$0.30
Exercised	--		--
Cancelled	(8,842)	$0.20	(25)	$3.00-$9.00

Outstanding at end of year	51,351		20,686

Warrants exercisable at end of year	51,351		20,686

Weighted-average exercise price ofwarrants issued during the year	$0.18		$0.56

2006 WARRANT ACTIVITIES

On March 27, 2006, the Company and the debenture purchaser entered into an Exchange Agreement, pursuant to which the purchaser agreed to convert $1,230,475 of principal and accrued interest due to purchaser on the date thereof into 260.3183 shares of our Series J Convertible Preferred Stock and warrants to purchase 7,809,548 shares of our common stock, at an exercise price of $0.12 per share, (the “Note Exchange”).  Such conversion is in lieu of the quarterly payments due March 31, 2006 and June 30, 2006.

From January 1, 2006 through March 31, 2006, the Company issued additional Convertible Notes to certain purchasers in the principal amount of $1.09 million.  As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,725,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $0.20 per share.

On March 27, 2006, the Company and the investors holding certain Convertible Notes agreed to exchange the Convertible Notes for 260.318 shares of Series J Convertible Preferred Stock, and warrants exercisable for 7,809,548 shares of common stock of the Company at $0.12 per share.

In conjunction with the WaveRider Merger, the Company issued 1,326.446 shares of Series H Preferred Stock and 132.6446 shares of Series I Preferred Stock, along with warrants to purchase 8,842,089 shares of common stock, at an exercise price of $0.20, to a holder of WaveRider convertible debentures.

In connection with the closing of the WaveRider Merger, all of the issued and outstanding shares of the Series H and I Convertible Preferred Stock and the related warrants were exchanged for 353.7333 shares of Series J Convertible Preferred Stock and Series J Warrants to purchase 10,612,000 shares of common stock at $0.20 per share.

STOCKHOLDER RIGHTS AGREEMENT

On September 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, Rights (the "Rights") were distributed as a dividend on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right will entitle stockholders to buy Series A Preferred at an exercise price of $125.00 upon certain events. The Rights will expire ten years from the date of the Rights Agreement.

In general, the Rights will be exercisable only if a person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s Common Stock. In the case of the State of Wisconsin Investment Board, Firsthand Capital Management, Alpha Capital and StoneStreet Limited Partnership the threshold figure is 20% rather than 15%. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. At any time within ten days after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Company’s Common Stock, the Board of Directors, in its sole discretion, may redeem the Rights for $0.0001 per Right.

6.  EMPLOYEE BENEFIT PLANS

On October 8, 2004, the Company’s stockholders approved the adoption of the 2004 Equity Incentive Plan (the "2004 Plan") as a successor to the Company’s 1995 Stock Option/Stock Issuance Plan (the "1995 Plan").

The 2004 Plan authorizes the issuance of up to 3,000,000 shares of Common Stock as of December 31, 2006.

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

The following table summarizes stock option activity under the Company’s 2004 Plan (in thousands, except per share amounts):

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,033	$6.85	1,166	$23.30
Granted	-	$-	2,385	$0.15
Exercised	-	$-	(7)	$0.15
Canceled	(3,033)	$6.85	(511)	$13.17

Outstanding at end of year	-	$-	3,033	$6.85

Options exercisable at year-end	-	$-	1,345	$14.62

Weighted average fair value of options granted	$-		$0.15

During 2006, no awards were granted under the 2004 Plan.

7.  ASSET IMPAIRMENT CHARGES

In light of the softness in telecommunications equipment markets, disappointing results in its principal business units, and its current working capital deficit, and management’s assessment regarding future operating results, at June 30, 2006, the Company determined that an impairment charge was required on the basis that the carrying value of goodwill exceeded its fair value.  Goodwill was created by the excess of the purchase price over the fair values of net assets acquired in connection with the acquisition of substantially all of the operating assets and certain liabilities of SPEEDCOM Wireless Corporation (“SPEEDCOM”), on December 10, 2003, and the merger with WaveRider Merger, which was consummated on March 27, 2006.

The goodwill related to the acquisition of the SPEEDCOM amounted to $11,990,552.  After review of the potential proceeds on the sale of the remaining assets associated with the SPEEDCOM product line, the Company determined that an impairment charge of $11,740,552 was required on the basis that the carrying value of goodwill exceeded its fair value.  On December 31, 2006, we further impaired goodwill related to SPEEDCOM by $150,000 because we determined the value of our SPEEDLAN product line to be $100,000, based on the sale of that product line on August 13, 2007.

The goodwill related to the WaveRider Merger amounted to $14,745,220.  Goodwill amounting to $1,206,000 was sold in connection with the sale of WaveRider Communications (Australia) Pty Ltd and WaveRider Canada. In addition, after review of the potential proceeds on the sale of the remaining assets associated with the WaveRider Merger, the Company has determined that an impairment charge of $13,539,220 was required on the basis that the carrying value of the remaining goodwill exceeded its fair value.

8.  NET LOSS PER SHARE

The numerator for calculation of net loss per common share is the Company’s net loss for the period, less preferred stock dividends and accretions. The denominator, weighted average common shares outstanding, does not include stock options with an exercise price that exceeds the average fair market value of the underlying Common Stock or other dilutive securities because the effect would be anti-dilutive.

9.  INCOME TAXES

Deferred tax assets consist of the following (in thousands):

	December 31,
	2006	2005
Net operating loss carry-forwards	$135,849	$110,587
Credit carry-forwards	3,888	3,957
Intangible assets	576	16,567
Reserves and other	1,278	7,448
Total deferred tax assets	$141,591	$138,559
Valuation allowance	(141,591)	(138,559)
Net deferred tax asset	$--	$--

The Federal net operating loss carryforward for tax purposes is approximately $365.0 million at December 31, 2006, which begin to expire in 2017.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company under the Joint Plan confirmed by the Court on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the staturory Federal income tax rate to its effective tax rate is as follows:

	2006	2005

Income tax benefit at federal statutory rate	-35.0%	-35.0%
State income taxes net of federal benefit	-5.8%	-5.8%
Change in valuation allowance	40.8%	40.8%

Total	0.0%	0.0%

10.  COMMITMENTS AND CONTINGENCIES

Default Under Registration Rights Agreement

The Company is in default under a registration rights agreement that it entered into with the owners of the Series J and J-1 Convertible Preferred Stock. Under the agreement the Company was required to file a registration statement on or before June 2, 2006.  Failure to file the registration statement results in a penalty equal to 2% of the value of the securities for the first 30 days, or part thereof, and 1% for each subsequent 30 day period until the registration statement is filed.  As of December 31, 2006, we have accrued an estimated penalty of $828,000.

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

No liability related to the above referenced matters has been recorded in the financial statements.  These liabilities are subject to disposition under the terms of the Joint Plan.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning supplemental disclosure of cash flow activities (in thousands).

YEAR ENDED DECEMBER 31,
	2006	2005

Cash paid for income taxes	$--	$--

Cash paid for interest	$12	$876

NON-CASH TRANSACTIONS

2006

On March 27, 2006, the Company and the debenture purchaser entered into an Exchange Agreement, pursuant to which the purchaser agreed to convert $1,230,475 of principal and accrued interest due to purchaser on the date thereof into 260.3183 shares of our Series J Convertible Preferred Stock and warrants to purchase 7,809,548 shares of our common stock, at an exercise price of $0.12 per share, (the “Note Exchange”).  Such conversion is in lieu of the quarterly payments that were due March 31, 2006 and June 30, 2006. The fair value of the financial instruments issued was allocated $3,644 to Series J Preferred Stock and $1,094 to the warrants (accounted for as a derivative liability).

The 1,368.3 shares of Series J Convertible Preferred Stock and warrants issued in connection with the conversion of all outstanding Convertible Notes is convertible or exercisable, as the case may be, into 31,728,719 and 9,518,616 shares of common stock, respectively.   The fair value of the financial instruments issued has been allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $4,442 and $1,333 (accounted for as a derivative liabilitiy), respectively.

In conjunction with the WaveRider Merger, the Company issued 1,326.446 shares of Series H Preferred Stock and 132.6446 shares of Series I Preferred Stock, along with warrants to purchase 8,842,089 shares of common stock, at an exercise price of $0.20, to a holder of WaveRider convertible debentures.

In connection with the closing of the WaveRider Merger, all of the issued and outstanding shares of the Series H and I Convertible Preferred Stock and the related warrants were exchanged for 353.7333 shares of Series J Convertible Preferred Stock and Series J Warrants to purchase 10,612,000 shares of common stock.  The Company, after consideration of several valuation models, determined the fair value of the preferred stock is an amount equal to the fair value of the number of shares of common stock into which the resulting Series J Preferred Stock is convertible into using the trading market price on the date the WaveRider Merger.

2005

The Company converted all outstanding Series B Preferred Stock into 381,914 shares of common stock.

The Company converted all outstanding Series C Preferred Stock into approximately 6.4 million shares of common stock (exclusive of approximately 0.7 million shares of common stock issued for unpaid dividends), and 5,258 shares of Series G Preferred Stock (exclusive of 268 shares of Series G Preferred Stock for unpaid dividends) ("Series C Exchange").  In addition, due to certain limitations set forth in the Certificate of Designations for the Series C Preferred Stock, certain shareholders received warrants to purchase approximately 4.1 million shares of common stock at an exercise price of $0.001 per share (exclusive of warrants to purchase approximately 0.4 million shares of common stock at an exercise price of $.0001 per share for unpaid dividends), in lieu of shares of common stock otherwise required to be issued to such shareholders in connection with the Series C Exchange.

The Company converted all outstanding shares of Series D Preferred Stock into 1,000 shares of Series G Convertible Preferred Stock, plus warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.001 per share.

The Company issued 923 shares of Series E Convertible Preferred Stock to redeem $555,000 in promissory notes and settle certain vendor payables totaling $367,000.

The Company issued 250 shares of Series F Convertible Preferred Stock to make certain debenture amortization payments due in March and June of 2005.

During the third quarter of 2005, 41 shares of Series F Preferred Stock were converted into 815,980 shares of common stock.

During the fourth quarter of 2005, 15.2 shares of Series F Preferred Stock were converted into 304,020 shares of common stock.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth the Company’s condensed consolidated financial information for the quarterly periods during the years ended December 31, 2006 and 2005. The amounts are in thousands, except income (loss) per common share. Income (loss) per common share for periods prior to July 19, 2004 has been restated to give effect to a one-for-thirty reverse stock split.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
YEAR ENDED DECEMBER 31, 2006
Net sales	$448	$366	$222	$375
Gross Profit	228	179	133	158
Income (loss) from continuing operations	(10,973)	(24,701)	2,369	798
Income (loss) from discontinued operations	173	(1,102)	439	171
Preferred stock accretions and dividends	-	(1,199)	-	-
Net income (loss) applicable to common shareholders	(10,800)	(27,002)	2,808	970
Income (loss) per common share	(0.45)	(0.37)	0.04	0.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
YEAR ENDED DECEMBER 31, 2005
Net sales	$330	$408	$506	$479
Gross Profit	142	196	251	236
Income (loss) from continuing operations	(8,608)	(2,621)	(2,408)	(1,422)
Income (loss) from discontinued operations	(190)	1,129	1,136	422
Preferred stock accretions and dividends	(580)	(578)	(2,670)	--
Net income (loss) applicable to common shareholders	(9,378)	(2,070)	(3,942)	(1,020)
Income (loss) per common share	(0.79)	(0.17)	(0.22)	(0.06)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2007	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel W. Rumsey	Chief Executive Officer
Daniel W. Rumsey	(Principal Executive Officer)	December 27, 2007

/s/ Daniel W. Rumsey	(Principal Financial Officer and
Daniel W. Rumsey	Principal Accounting Officer)	December 27, 2007

/s/ Richard Reiss	Director of the Company	December 27, 2007
Richard Reiss

/s/ Mark Shaftlein	Director of the Company	December 27, 2007
Mark Shaftlein

 INDEX OF EXHIBITS

2.1(1)	Agreement and Plan of Merger, dated January 3, 2006, between The Company Corporation, Wave Acquisition Corporation and WaveRider Communications Inc.
2.2(1)	Amendment to Agreement and Plan of Merger, dated January 26, 2006, between The Company Corporation, Wave Acquisition Corporation and WaveRider Communications Inc.
2.3(2)	Joint Plan of Reorganization
3.1 (2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
4.5	Form of Common Stock Certificate
10.1*(3)	2004 Equity Incentive Plan
10.2*(4)	Amendment to Severance Agreement, dated July 13, 2005, between P-Com, Inc. and Daniel W. Rumsey.
10.3*(5)	Letter Agreement dated March 22, 2006, between Don Meiners and the Company.
10.4*(5)	Letter Agreement dated March 22, 2006, between Daniel W. Rumsey and the Company.
10.5(2)	Contingent Unsecured Promissory Note of the Registrant in Favor of the Plan Trust.
10.6(2)	Secured Promissory Note in Favor of SDS Capital Group SPC, Ltd.
10.7(2)	Security Agreement in Favor of SDS Capital Group SPC, Ltd.
14.1	Code of Ethics
21.1	Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

*	Compensatory benefit arrangement.

(1)
Incorporated by reference to the exhibits filed as part of the Company’s Registration Statement on Form S-4 (File No. 333-13157), declared effective with the Securities and Exchange Commission on February 13, 2006.

(2)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2007.
(3)	Incorporated by reference to Appendix A attached to the Company’s Schedule 14A filed with the Securities and Exchange Commission on September 13, 2004.
(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005.

 Exhibit 31.1

CERTIFICATIONS

I, Daniel W. Rumsey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Azzurra Holding Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company’ other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect The Company’ ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: December 27, 2007	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

 Exhibit 31.2

I, Daniel W. Rumsey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Azzurra Holding Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s Board of Directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s  internal control over financial reporting.

Date: December 27, 2007	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

 Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Report") by Azzurra Holding Corporation ("Registrant"), and the undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant as of and for the periods presented in the Report.

Date: December 27, 2007	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to Azzurra Holding Corporation and will be furnished to the Securities and Exchange Commission or its staff upon request.

 Exhibit 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARANES-OXLEY ACT OF 2002

In connection with the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Report") by Azzurra Holding Corporation ("Registrant"), and the undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant as of and for the periods presented in the Report.

Date: December 27, 2007	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

A signed original of this written statement required by 18 U.S.C. Section 1350 has been provided to Azzurra Holding Corporation and will be furnished to the Securities and Exchange Commission or its staff upon request.