Form 10QSB
period 2007-03-31
AZZURRA HOLDING CORP
filed 2008-05-30
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

[__] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 6080 Centre Drive, Suite 600, Los Angeles, California (Address of Principal Executive Offices)	77-0289371 (I.R.S. Employer Identification No.) 90045 (Zip Code)

(310) 880-7792
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES /_/ No /X /

As of May 30, 2008 there were 100,000, shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  /_/;   No /X/

AZZURRA HOLDING CORPORATION

Azzurra Holding Corporation (the “Company”) filed for a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware (the “Court”).  The Court confirmed a Joint Plan of Reorganization (the “Joint Plan”).  You should carefully consider all documents filed by us with the Securities and Exchange Commission before purchasing our common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,190	$1,849
Accounts receivable	254	391
Inventory	4	4
Note receivable	426	426

Total current assets	2,874	2,670

SPEEDLAN automated test equipment	16	16
Goodwill	100	100

Total assets	$2,990	$2,786

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$134	$408
Accounts payable subject to compromise	1,191	1,191
Other accrued liabilities	50	589
Other accrued liabilities subject to compromise	2,126	1,812
Deferred revenue subject to compromise	1,322	1,322
Derivative liability for excess shares subject to compromise	30	30
Current maturities of long-term debt subject to compromise	3,379	3,319

Total current liabilities and total liabilities	8,232	8,671

Commitments and contingencies (Note 8)	-	-

Stockholders' deficit:
Series E Preferred Stock	332	332
Series G Preferred Stock	3,224	3,224
Series J and J-1 Preferred Stock	16,824	16,824
Common stock, par value $0.0001 per share; 250 million shares authorized; 75,111 shares issued; 75,081 shares outstanding	8	8
Treasury stock, at cost; 30 shares	(74)	(74)
Additional paid-in capital	391,660	391,660
Accumulated deficit	(417,216)	(417,859)

Total stockholders' deficit	(5,242)	(5,885)

Total liabilities and stockholders' deficit	$2,990	$2,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2007	2006

Sales	$323	$448

Cost of sales	58	220

Gross profit	265	228

Operating expense:
Research and development	-	534
Selling and marketing	-	488
General and administrative	237	487
Bankruptcy expenses	126	-

Total operating expenses	363	1,509

Loss from operations	(98)	(1,281)

Other income (expenses):
Interest expense	(373)	(9,507)
Gain on settlement of accrued liabilities	556	-
Other income, net	558	-
Income (loss) before discontinued operations	643	(10,788)

Loss from discontinued operations	-	(12)

Net income (loss) attributable to common stockholders	$643	$(10,800)

Basic and diluted loss per common share
Income (loss) from continuing operations	$0.01	$(0.00)
Income (loss) from discontinued operations	$0.00	$(0.45)
Basic and diluted loss per common share	$0.01	$(0.45)

Weighted average number of common shares outstanding, basic and diluted	75,111	23,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(UNAUDITED)

	MARCH 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$643	$(10,800)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	-	65
Loss on conversion of promissory notes	-	7,643
Amortization of discounts on promissory notes and warrants	-	870
Securities issued to consultants	-	733
Gain on settlement of accrued liabilities	(556)	-
Gain on disposal of property and equipment	(13)	(30)
Gain on vendor settlements	-	(26)
Changes in operating assets and liabilities:
Accounts receivable	137	519
Inventory	-	263
Prepaid expenses and other assets	-	132
Accounts payable	117	310
Other accrued liabilities	-	108

Net cash flows from operating activities	328	(213)

Cash flows from investing activities:
Proceeds from sale of patents and equipment	13	30
Net cash received on acquisition of WaveRider	-	169

Net cash provided by investing activities	13	199

Cash flows from financing activities:
Payments on bank loan	-	(729)
Proceeds from debt financing (net of cash fees of $101 in 2006)	-	989

Net cash provided by financing activities	-	260

Net increase in cash and cash equivalents	341	246

Cash and cash equivalents at beginning of the period	1,849	380

Cash and cash equivalents at end of the period	$2,190	$626

Supplemental cash flow disclosures:
Cash paid for interest	$-	$140

Non-cash investing and financing activities:
Warrants issued in connection with convertible promissory notes	$-	$261
Conversion of debt into Series J Preferred Stock	$-	$2,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2006 and 2005, included in our Annual report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2007 (the “Annual Report”).

2.    PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

Bankruptcy Proceedings and Accounting

On October 31, 2006 (“Petition Date”), Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (the “Company”), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Code”) in the United States Bankruptcy Court for the District of Delaware (“Court”) (the “Bankruptcy Petition”).  The Company’s significant operating losses, working capital deficit, defaults on certain outstanding debentures, together with the significant cash required to maintain operations, delays in commercializing next-generation products, and the loss of a key executive, precipitated the need to seek protection under Chapter 11 of the Code.

On April 5, 2007, the Company and the Committee of Unsecured Creditors (“Creditors Committee”) filed a Joint Plan of Reorganization with the Court (“Joint Plan”), which Joint Plan was amended and restated and filed with the Court on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007.  Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The Joint Plan contained the following additional major provisions:

SDS Capital Group SPC, Ltd. ("SDS") became the owner of 80% of the issued and outstanding shares of common stock, which includes 70% received under the terms of the Joint Plan, and an additional 10% as a result of SDS’ participation in the Equity Financing, described below.   In addition, all priority unsecured claims and administrative claims were paid in full, through either: (i) payment on the effective date of the Joint Plan; (ii) payment through an escrow account established with a Plan Administration Trust (“Trust”); or (iii) payment from the reorganized Company following the allowance of a claim. The initial funding for the Trust was $250,000. less certain professional fees and other charges set forth in more detail in the Joint Plan. This initial funding was provided from funds that were otherwise distributable to SDS. The Trust is responsible for, among other things, objecting to general unsecured claims and making distributions, as appropriate, to holders of general unsecured claims. The Joint Plan also permitted general unsecured claimants and preferred stockholders to participate in an equity financing ("Equity Financing"), pursuant to which each party was permitted to purchase a portion of 30,000 shares of new common stock at $1.00 per share, based upon the terms and conditions set forth in the Joint Plan. As a result of the Equity Financing, three preferred stockholders each acquired 10,000 shares of common stock.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Joint Plan required that the Company issue a Contingent Promissory Note in favor of the trust (“Contingent Note”). The Contingent Note provides for a further recovery to the Trust under the terms of the Joint Plan in the event SDS receives a distribution under the Joint Plan that exceeds $2,476,658, plus all fees and expenses accrued under the Contingent Note (the “Maximum Amount”). Under the terms of the Contingent Note, if SDS receives an amount in excess of the Maximum Amount, the Company will pay to the Trust an amount equal to 50% of any cash that remains or has accrued after (i) satisfying the Maximum Amount and all other distributions or dividends required under the Joint Plan, (ii) reserving cash sufficient to satisfy, in full, all obligations of, and claims against, the Company that have accrued during the one year period following the effective date of the Joint Plan, and (iii) reserving reasonably sufficient cash, in the Company's sole discretion, to fund ongoing business operations. The Contingent Note terminates on June 28, 2008.  As of August 20, 2007, SDS has received $1.7 million under the terms of the Joint Plan.  No amounts have been borrowed under this SDS Note.

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

As a result of the confirmation of the Joint Plan and emergence from bankruptcy, the amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of the plan of reorganization and the application of the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (SOP 90-7), with respect to reporting upon emergence from Chapter 11.  Changes in accounting principles required under U.S. generally accepted accounting principles within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence.  Additionally, the Company may choose to make changes in accounting practices and policies at that time.  For all of these reasons, financial statements for periods subsequent to confirmation of the Joint Plan and emergence from Chapter 11 will not be comparable with those of prior periods.

In accordance with SOP 90-7, the following represents the pro-forma impact of fresh start accounting on the March 31, 2007 balance sheet of the confirmation of the Joint Plan as if it had occurred on March 31, 2007:

	(000’s)
Cash	$2,190	(1)
Other current assets	684
Total current assets	2,874

Goodwill and other assets	116
Total assets	$2,990

Current and total liabilities	$928	(2)(3)

Common stock	1	(4)
Additional paid-in capital	2,061
Total liabilities and stockholders’ equity	$2,990

(1)	This amount does not reflect subsequent cash receipts or any distributions under the Joint Plan, including the $1.7 million paid to SDS and $250,000 to the Trust.
(2)
Included in this amount is $543,296 in liabilities reflected in the Company's financial statements as uninvoiced payables which may be subject to compromise and/or discharge by the Bankruptcy Court following proper notice to the applicable debtors and/or receipt of evidence necessary to support termination of such payables.

(3)	Included in this amount are the accrued liabilities in the amount of $250,000 subsequently paid by the Trust.
(4)	Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 shares issued and outstanding.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, all pre-petition liabilities subject to compromise have been segregated in the balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims.  As discussed below in “Discontinued Operations” and in Note 9 “Sale of Speedlan Product Line”, the Company has discontinued all of its operations as of August 2007.  Additionally, as previously discussed in “Bankruptcy Proceedings and Accounting’, substantially all of the Company’s assets at March 31,2 007 have or are expected to be used in connection with the payment of obligations associated with the Joint Plan.  Management is currently exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

Discontinued Operations

As a result of the sale by WaveRider Communications, Inc. (“WaveRider”), a wholly-owned subsidiary of the Company, of substantially all of its operating businesses, WaveRider has no continuing operations other than distributing its remaining cash for the benefit of its creditors.  In addition, the Company disposed of its repair and maintenance business (“RMA Business”).  The operations of these entities and business units have been segregated and shown as discontinued operations.

Following is a summary of Discontinued Operations for the three months ended March 31, 2007 and 2006 (in thousands):

	March 31,
	2007	2006
Revenue	$-	$1,541
Cost of Sales	-	1,368
Gross Profit	-	173
Operating Expenses	-	185
Net Loss	$-	$(12)

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

Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on February 1, 2007.  Adoption of FIN 48 did not have any impact on the Company’s financial statements.

The Company would recognize interest and penalties related to a liability for uncertain tax positions in income tax expense.

3.    NET (LOSS) PER SHARE

Basic and diluted earnings (loss) per common share are computed by dividing the net income (loss) by the weighted average common shares outstanding.  No options or warrants with an exercise price below market were outstanding for either period.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    BORROWING AND OTHER OBLIGATIONS

At March 31, 2007, we were generally in default on all outstanding debt.  Debt including interest thereon at March 31, 2007 consisted of the following (in thousands):

March 31,
2007
Debenture financing, in default	$2,662
Note payable – SDS; in default	350
Note payable, former vendor, due in monthly installments of $35,000 through June 2006; in default	322
Other, in default	45

$3,379

 The above includes accrued interest of approximately $257,000.

5.    BALANCE SHEET COMPONENTS

Other accrued liabilities consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Compensation and employee benefits	$-	$29
Legal and accounting	-	168
Customer deposit	50	50
Severance	-	102
Development work and royalty	-	240
	$50	$589

Other accrued liabilities subject to compromise, consist of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Penalty for late filing of registration statement	$1,126	$819
Severance	553	553
Warranty	303	303
Other	144	137
	$2,126	$1,812

6.    STOCKHOLDERS' EQUITY

Under the terms and conditions of the Joint Plan, as approved by the Court on June 14, 2007, holders of the Company’s common stock will not receive any distribution, and all of the rights of the common and preferred stockholders were terminated.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2007, the authorized capital stock of the Company consisted of 250 million shares of common stock, $0.0001 par value, and 2.0 million shares of preferred stock, $0.0001 par value, including 500,000 shares of which were designated Series A Junior Participating Preferred Stock (the "Series A Preferred Stock"), 2,000 shares of Series E Preferred Convertible Preferred Stock (the "Series E Preferred Stock"), 250 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), 10,000 shares of Series G Convertible Preferred Stock (the "Series G Preferred Stock"), 2,000 shares of Series H Convertible Preferred Stock (the “Series H Preferred Stock”), 200 shares of Series I Convertible Preferred Stock (the “Series I Preferred Stock”), 1,250 shares of Series J Convertible Preferred Stock (the “Series J Preferred Stock”), and 300 shares of Series J-1 Convertible Preferred Stock.

At March 31, 2007, the Company had the following shares of common and preferred stock issued and outstanding:

	Preferred Stock Outstanding	Common Stock Equivalent
Common Stock	-	75,111,057
Series E Preferred Stock	692	1,800,000
Series G Convertible Preferred Stock	6,292	12,600,000
Series J Convertible Preferred Stock	1,247	124,700,000
Series J-1 Convertible Preferred Stock	121	12,100,000

7.    SALES BY GEOGRAPHIC REGION AND CONCENTRATIONS

As a result of the sale of substantially all of the assets of WaveRider, and the sale of the Company’s RMA Business, revenue during the quarter ended March 31, 2007 was derived from the sale of the Company’s SPEEDLAN product line.  SPEEDLAN sales during the quarter ended March 31, 2007 were substantially concentrated in a few U.S. based customers.

8.    COMMITMENTS AND CONTINGENCIES

Default Under Registration Rights Agreement

The Company is in default under a registration rights agreement that it entered into with the owners of the Series J and J-1 Convertible Preferred Stock. Under the agreement the Company was required to file a registration statement on or before June 2, 2006.  Failure to file the registration statement results in a penalty equal to 2% of the value of the securities for the first 30 days, or part thereof, and 1% for each subsequent 30 day period until the registration statement is filed.  As of March 31, 2007, we have accrued an estimated penalty of $1,126,000 (See Note 5).

9.    SUBSEQUENT EVENTS

Subsequent Event – Bankruptcy Proceedings

As described under Note 1, on April 5, 2007, the Company and the Committee of Unsecure Creditors (“Creditors Committee”) filed a Joint Plan of Reorganization with the Court (“Joint Plan”), which Joint Plan was amended and restated and filed with the Court on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007.  Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The Joint Plan contains a number of additional terms and conditions, set forth under Note 1.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report and other documents filed by us with the Securities and Exchange Commission.

Significant Events

Confirmation of Joint Plan and Sale of Operating Assets

On April 5, 2007, the Company and the Committee of Unsecured Creditors (“Creditors Committee”) filed a Joint Plan of Reorganization with the Court (“Joint Plan”), which Joint Plan was amended and restated and filed with the Court on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007.  Following confirmation of the Joint Plan, the Company continued to operate, market and sell the SPEEDLAN product line. On August 10, 2007, the Company sold its remaining business, consisting of the SPEEDLAN product line, for and in consideration for $100,000, plus the assumption of all warranty obligations associated with the product line.  As a result of this sale, the Company has no operating business, and our management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

Description of Business

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO THE FILING OF THE BANKRUPTCY PETITION AND SUBSEQUENT SALE OF THE COMPANY’S OPERATING BUSINESSES, INCLUDING ITS RMA BUSINESS AND THE SPEEDLAN PRODUCT LINE.

We were incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 6080 Centre Drive, Suite 600, Los Angeles, California 90045, and our telephone number is 310-242-5698.  On August 20, 2007, we changed the name of the Company from Wave Wireless Corporation to Azzurra Holding Corporation.

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

On March 28, 2006, a wholly owned subsidiary of the Company was merged with and into WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger brought together complementary business lines, engineering, sales and marketing compatibilities and technology. The combination of our SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solutionв non-line-of-sight, fixed and mobile wireless 900 MHz products provided customers with a wide range of line-of-sight fixed and non-line-of-sight products and services.

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

Management of WaveRider’s Australian subsidiary, WaveRider Communications (Australia) Pty Ltd. (“WaveRider Australia”) had approached it on a number of occasions about the possibility of a management buy-out of WaveRider Australia.  On June 19, 2006, the Company’s Board of Directors determined that, as a non-core asset, the sale of the WaveRider Australia should be considered and directed management to enter into formal negotiations.  On June 30, 2006, the Company sold WaveRider Australia for cash consideration of $370,000 plus contingent consideration calculated at 15% of revenue for the following 12 months, payable quarterly in arrears.  On January 25, 2007, WaveRider and WaveRider Australia agreed to a lump-sum payment of $438,000 which is included in Other income, net in the accompanying condensed consolidated statements of operations, to WaveRider, thereby terminating all further payment obligations of WaveRider Australia to WaveRider.  As a result of this payment, WaveRider received a total of approximately $953,000 from the sale of WaveRider Australia.

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

On October 17, 2006, the Company sold WaveRider’s remaining operating and related assets associated with its 900 MHz product line to VCom, for the amount of $1,250,000. The purchase price was determined based on the acquisition of trade accounts receivable, in the amount of $592,000, inventory, in the amount of $467,000, capital assets, valued at $190,999, and goodwill and other intangibles at $1. The purchase price was adjusted for the change in the value of the accounts receivable and the inventory from the original valuation date and September 30, 2006, in the amount of $377,000. VCom also assumed responsibility for the cost of warranty support of WaveRider’s existing 900 MHz customer base and for certain WaveRider employees, related to the business.  The purchase price was paid and satisfied first in repayment to VCom of all amounts owing by the Company or its affiliates pursuant to the supply agreement between VCom and WaveRider, which amount was approximately $1.6 million.  As a result of this payment, and other reconciliations following consummation of the VCom Transaction, WaveRider received $426,000, which amount was received during the quarter ended June 30, 2007.

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

Revenue Recognition

Revenue from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product, provided no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized.  In management’s opinion, at March 31, 2007 all receivables were deemed to be fully collectible.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. In order to limit our credit exposure, we require irrevocable letters of credit and even prepayment from certain of our customers before commencing production.  In management’s opinion, at March 31, 2007 all receivables were deemed to be fully collectible.

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

At March 31, 2007, there was no significant concentration of trade accounts receivable.

RESULTS OF OPERATIONS

Sales

For the three months ended March 31, 2007, sales were approximately $323,000 as compared to $448,000 in the comparable period in the prior year.  The Company continued to sell and support its SPEEDLAN product line during the quarter ended March 31, 2007, principally to existing customers whose purchase decision was largely based on concerns regarding product availability following the filing of the Bankruptcy Petition.  The Company has seen continuing declines in revenue from new customers as a result of its financial condition and the termination of its sales force in connection with the filing of the Bankruptcy Petition, and sales to existing customers declined significantly following the quarter ended March 31, 2007.

Gross Profit (Loss)

Gross profit for the three months ended March 31, 2007 and 2006, was $265,000 and $228,000, respectively, or 82% and 51% of sales in each of the respective quarters.  Gross margins improved due to limited discounting on the remaining revenue levels.  Gross margins in both periods were positively impacted by the sale of inventory that was written down in prior periods.

Research and Development

For the three months ended March 31, 2007, we did not incur any research and development expenses (“R&D”), which were approximately $534,000 during the comparable quarter in 2006. The Company eliminated all R&D spending as a result of the filing of the Bankruptcy Petition, and does not expect to incur R&D costs in the near future.

Selling and Marketing

For the three months ended March 31, 2007, we did not incur any selling and marketing expenses, which were approximately $488,000 in 2006.  During the third quarter of 2006, the Company cut substantially all selling and marketing expenditures.

General and Administrative

For the three months ended March 31, 2007 and 2006, general and administrative expenses were approximately $237,000 and $487,000.  The decrease in general and administrative expenses in the three months ended March 31, 2007 relate to winding down administrative operations including decreases in payrolls, consulting and other administrative expenses.  At March 31, 2007, we retained a small staff to provide administrative and other services to support sales of the SPEEDLAN product line.

Bankruptcy Expenses

During the three months ended March 31, 2007, the Company incurred $126,000 in expenses related to the Joint Plan.  These expenses included the cost to extend the Company’s current directors and officers liability insurance policy.

Interest Expense

For the three months ended March 31, 2007 and 2006, interest expense was approximately $373,000 and $9.5 million.  Interest expense during the three months ended March 31, 2007, consists primarily of penalty interest expense due to the Company’s failure to file a registration statement for the shares underlying the Company’s Series J and J-1 Convertible Preferred Stock.  The majority of interest expense for the prior year comparable period relates to non-cash charges associated with conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issuance of Series J Convertible Preferred Stock to consultants in connection with the Company’s promissory note financing, the accretion to the value o f the promissory notes and amortization of deferred financing charges.

Gain on Settlement of Accrued Liabilities

For the three months ended March 31, 2007, the Company settled accounts payable and accrued liabilities for amounts lower than originally invoiced or accrued, resulting in a gain of approximately $556,000.

Other Income

For the three months ended March 31, 2007, other income consisted of the following:

Amount
Settlement of contract with Wave Rider Australia	$438,000
Collection of amounts previously considered bad debts	61,000
Interest income	21,000
Proceeds from the sale of office equipment, with no book value	13,000
Other income	25,000
Total	$558,000

Loss from Discontinued Operations

For the three months ended March 31, 2007 and 2006, the loss from discontinued operations was $0 and $12,000, respectively.  The Company sold its operating subsidiary in Australia effective June 30, 2006 and the North American subsidiaries of WaveRider Communications Inc. on July 1, 2006, the 900 MHz operation on October 18, 2006 and the RMA business on November 15, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Used In Operations

During the three month period ended March 31, 2007, cash provided by operating activities was approximately $328,000, primarily as a result of net changes in accounts receivable and accrued liabilities during the three month period.  In addition, during the three months ended March 31, 2007, we received proceeds of $438,000 from the settlement of the contract with WaveRider Australia, and recorded non-cash interest expense of $373,000 and non-cash gains of $556,000 from the settlement of accrued liabilities.

Current Liquidity

As of March 31, 2007, our principal sources of liquidity consisted of approximately $2,190,000 of cash and cash equivalents, compared to approximately $1,849,000 in cash and cash equivalents at December 31, 2006.  Since filing under Chapter 11 of the Code, the Company’s principal source of liquidity has been existing cash, cash generated from the sale of assets, and cash from the sale of its SPEEDLAN product line.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of May 30, 2008. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework . Based upon this assessment, management identified the following material weakness in the Company's internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or quarterly financial statements will not be prevented or detected on a timely basis.

We had a material weakness in our entity level control environment in that we did not file financial statements subsequent to the quarter ended September 30, 2006 within the time periods specified by the rules and regulations of the Securities and Exchange Commission (“Commission”). The principal factor that contributed to our inability to timely file the required financial statements was the termination of a substantial portion of our accounting staff, including our Chief Financial Officer, following the filing of the Bankruptcy Petition on October 31, 2006.  As a result, the Company lacked a sufficient complement of personnel to prepare and file required financial statements on a timely basis. In addition, we changed our accounting software systems, which further delayed the preparation of our financial statements.  Each of these factors contributed to the material weakness in our entity level conrol environment.

Shortly after the filing of this Form 10-QSB, the Company plans to file its quarterly financial statements on Form 10-QSB for the quarters ending June 30, 2007 and September 30, 2007, its annual financial statements on Form 10-KSB for the fiscal year ended December 31, 2007, and its quarterly financial statements on Form 10-Q for the quarter ended March 31, 2008.   At this point in time, going forward management does not believe there will be any barriers preventing it from filing future financial statements on a timely basis.

All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective internal control can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Changes in Internal Control Over Financial Reporting

As discussed above, as a result of the filing of the Bankruptcy Petition on October 31, 2006, we terminated the employment of a substantial portion of our accounting staff, including our Chief Financial Officer, and changed our accounting software systems.  Each of these factors resulted in a substantial change in our internal controls over our financial reporting, and resulted in a material weakness in our entity level control environment.

Our management has discussed the material weakness described above with our Audit Committee. In an effort to remediate the identified material weakness, we have initiated and/or undertaken the following actions:

Timely Filing of Interim Financial Statements

Current management, supplemented with qualified external resources, are in the process of summarizing and reporting the quarterly financial statements for the periods ended June 30, 2007 and September 30, 2007, the annual financial statements for the fiscal year ended December 31, 2007, and the quarterly financial statements for the period ended March 31, 2008. At the conclusion of those filings, the Company will have filed all annual and quarterly financial statements that were not filed within the time periods specified in the Commission's rules and regulations.

Management has retained, and will continue to retain, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

Where necessary, we will supplement personnel with qualified external advisors.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

On March 31, 2007, the Company did not make the required installment payment for its debenture liability and is in default of under the terms of the debenture.

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

AZZURRA HOLDING CORPORATION

Date: May 30, 2008	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)