Form 10-Q
period 2007-06-30
AZZURRA HOLDING CORP
filed 2008-08-14
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

OR

[__] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 6080 Centre Drive, Suite 600 Los Angeles, California (Address of Principal Executive Offices)	77-0289371 (I.R.S. Employer Identification No.) 90045 (Zip Code)

(310) 880-7792
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES /_/ No /X /

As of August 14, 2008 there were 100,000, shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  /_/;   No /X/

AZZURRA HOLDING CORPORATION

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL STATEMENTS	1

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of June 30, 2007 (Successor) and December 31, 2006 (Predecessor)	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 (Predecessor) and the three and six months ended June 30, 2006 (Predecessor)	2

Condensed Consolidated Statements of Cash Flows for the six months ended to June 30, 2007 (Predecessor) and the six months ended June 30, 2006 (Predecessor)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	8

Item 3. Controls and Procedures	12

PART II. OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Securities Holders	13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

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

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	SUCCESSOR	PREDECESSOR
	June 30, 2007	December 31 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$366	$1,849
Accounts receivable	27	391
Inventory	-	4
Note receivable	-	426

Total current assets	393	2,670

SPEEDLAN automated test equipment	-	16
Goodwill	100	100

Total assets	$493	$2,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30	$408
Accounts payable subject to compromise	-	1,191
Other accrued liabilities	22	589
Other accrued liabilities subject to compromise	-	1,812
Deferred revenue subject to compromise	-	1,322
Derivative liability for excess shares subject to compromise	-	30
Current maturities of long-term debt subject to compromise	-	3,319

Total current liabilities and total liabilities	52	8,671

Commitments and contingencies (Note 1)	-	-

Stockholders' equity (deficit):
Predecessor Series E Preferred stock	-	332
Predecessor Series G Preferred stock	-	3,224
Predecessor Series J and J-1 Preferred stock	-	16,824
Successor Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 and 0 shares issued and outstanding	1	-
Predecessor Common stock, par value $0.0001 per share; 250 million shares authorized; 0 and 75,111,057 shares issued and outstanding	-	8
Predecessor Treasury stock, at cost; 0 and 30 shares	-	(74)
Additional paid-in capital	440	391,660
Accumulated earnings (deficit)	-	(417,859)

Total stockholders' equity (deficit)	441	(5,885)

Total liabilities and stockholders' equity (deficit)	$493	$2,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(UNAUDITED)
	PREDECESSOR
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007 (1)	June 30, 2006	June 30, 2007(1)	June 30, 2006
Sales	$21	$366	$344	$814
Cost of Sales	33	187	91	407

Gross profit (loss)	(12)	179	253	407

OPERATING EXPENSES:
Research and development	-	451	-	985
Selling and marketing	-	331	-	819
General and administrative	364	152	601	639
Impairment and other charges	-	24,497	-	24,497

Total operating expenses	364	25,431	601	26,940

LOSS FROM OPERATIONS	(376)	(25,252)	(348)	(26,533)

OTHER INCOME (EXPENSE):
Interest expense	(365)	(152)	(738)	(546)
Gain on settlement of accrued liabilities	46	-	602	-
Financing expense	-	(681)	-	(9,851)
Derivative financial instrument income	-	1,342	-	1,220
Other income, net	27	56	147	113

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(668)	(24,687)	(337)	(35,597)
Bankruptcy expenses	(129)	-	(255)	-
Gain on settlement of liabilities subject to compromise and recapitalization	6,207	-	6,207	-
Gain from fresh start adjustments	243	-	243	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,653	(24,687)	5,858	(35,597)
Gain (Loss) from discontinued operations	-	(994)	438	(1,006)

NET INCOME (LOSS)	5,653	(25,681)	6,296	(36,603)

Preferred stock accretions	-	(1,199)	-	(1,199)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,653	$(26,880)	$6,296	$(37,802)

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$0.08	$(0.36)	$0.08	$(0.75)
Income (loss) from discontinued operations	$0.00	$(0.01)	$0.00	$(0.02)
Basic and diluted income (loss) per common share	$0.08	$(0.37)	$0.08	$(0.77)

Shares used in basic and diluted per share computation (1)	75,111	73,537	75,111	48,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)
On June 28, 2007, the Joint Plan (see Note 1) was declared effective.  The Company is reporting the periods ended June 30, 2007, as the Predecessor Company.  The Company determined that the days following June 28, 2007 were non-business days, and accordingly, results of operations through June 28, 2007 are identical to those through June 30, 2007.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	PREDECESSOR Six Months Ended June 30,
	2007(1)	2006
Cash flows from operating activities:
Net income (loss)	$6,296	$(36,603)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	85
Depreciation in discontinued operations	-	55
Non-cash impairment charges	-	24,434
Gain on debt extinguishments	(602)	(26)
Gain on settlement of liabilities subject to compromise and recapitalization	(6,207)	-
Gain on fresh start adjustments	(243)	-
Gain on disposal of property and equipment	(13)	-
Gain (Loss) on disposal of discontinued operations	(438)	935
Loss on conversion of promissory notes	-	7,342
Derivative financial instrument income	-	(1,220)
Amortization of discounts on promissory notes	-	1,160
Securities to consultants	-	734
Gain on disposal of property and equipment	-	(30)
Changes in operating assets and liabilities:
Current assets	368	206
Current liabilities	133	(290)

Net cash provided by (used in) operating activities	(706)	(3,218)

Cash flows from investing activities:
Proceeds from the sale of discontinued operations	864	-
Proceeds from the sale of property and equipment	29	16
Proceeds from sale of patents	-	30
Net cash received on acquisition of WaveRider	-	169

Net cash provided by investing activities	893	215

Cash flows from financing activities:
Proceeds from notes receivable	-
Proceeds from the sale of preferred shares, net	-	2,224
Proceeds from the sale of common stock	30	-
Proceeds from debt financing, net	-	989
Payments on bank loan	-	(341)
Repayment of debt pursuant to the Joint Plan	(1,700)	-
Net cash (used for) provided by financing activities	(1,670)	2,872

Net decrease in cash and cash equivalents	(1,483)	(131)

Cash and cash equivalents at beginning of the period	1,849	380

Cash and cash equivalents at end of the period	$366	$249

The accompanying notes are an integral part of these condensed consolidated financial statements

(1)
On June 28, 2007, the Joint Plan (see Note 1) was declared effective.  The Company is reporting the periods ended June 30, 2007, as the Predecessor Company.  The Company determined that the days following June 28, 2007 were non-business days, and accordingly, cash flows through June 28, 2007 are identical to those through June 30, 2007.

1.	BACKGROUND AND ORGANIZATION

Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (“Old AHC”), became Azzurra Holding Corporation (“New AHC”) subsequent to the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Joint Plan”), of Old AHC, pursuant to Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on June 28, 2007.  Since the days following June 28, 2007 through the end of the quarter were non-business days, the “Effective Date” of June 30, 2007 is used throughout these condensed consolidated financial statements.  In these notes to the condensed consolidated financial statements, references to the “Company” in respect to time periods preceding the Effective Date are references to Old AHC and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect to time periods commencing with the Effective Date shall refer to New AHC and its consolidated subsidiaries (collectively, the “Successor”).

Bankruptcy Proceedings under Chapter 11 of the Bankruptcy Code and Reorganization

On October 31, 2006 (“Petition Date”), Old AHC filed a voluntary petition for reorganization under Chapter 11 of the Code in the United States Bankruptcy Court for the District of Delaware (“Court”) (the “Bankruptcy Petition”).  The Company’s significant operating losses, working capital deficit, defaults on certain outstanding debentures, together with the significant cash required to maintain operations, delays in commercializing next-generation products, and the loss of a key executive, precipitated the need to seek protection under Chapter 11 of the Code.

On April 5, 2007, the Company and the Committee of Unsecured Creditors (“Creditors Committee”) filed a Joint Plan of Reorganization, which Joint Plan was amended and restated and filed with the Court on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007 and became effective June 28, 2007.  Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests as of the effective date of the Joint Plan, have terminated.  The Joint Plan contained the following additional major provisions:

SDS Capital Group SPC, Ltd. ("SDS"), the secured creditor, became the owner of 80% of the issued and outstanding shares of common stock, which includes 70% received under the terms of the Joint Plan, and an additional 10% as a result of SDS’s participation in the Equity Financing, described below.   In addition, all priority unsecured claims and administrative claims were paid in full, through either: (i) payment on the effective date of the Joint Plan; (ii) payment through an escrow account established with a Plan Administration Trust (“Trust”); or (iii) payment from the reorganized Company following the allowance of a claim. The initial funding for the Trust was $250,000 less certain professional fees and other charges set forth in more detail in the Joint Plan.  The Company recorded the payment to the Trust as a reduction of gain on settlement of liabilities subject to compromise and recapitalization in the accompanying 2007 Predecessor statement of operations. This initial funding was provided from funds that were otherwise distributable to SDS. The Trust is responsible for, among other things, objecting to general unsecured claims and making distributions, as appropriate, to holders of general unsecured claims. The Company has no future rights to any Trust assets. The Joint Plan also permitted general unsecured claimants and preferred shareholders to participate in an equity financing ("Equity Financing"), pursuant to which each party was permitted to purchase a portion of 30,000 shares of new common stock at $1.00 per share, based upon the terms and conditions set forth in the Joint Plan. As a result of the Equity Financing, three preferred shareholders each acquired 10,000 shares of common stock.

The Joint Plan required that the Company issue a Contingent Promissory Note in favor of the trust (“Contingent Note”). The Contingent Note provides for a further recovery to the Trust under the terms of the Joint Plan in the event SDS receives a distribution under the Joint Plan that exceeds $2,476,658, plus all fees and expenses accrued under the Contingent Note (the “Maximum Amount”). Under the terms of the Contingent Note, if SDS receives an amount in excess of the Maximum Amount, the Company will pay to the Trust an amount equal to 50% of any cash that remains or has accrued after (i) satisfying the Maximum Amount and all other distributions or dividends required under the Joint Plan, (ii) reserving cash sufficient to satisfy, in full, all obligations of, and claims against, the Company that have accrued during the one year period following the effective date of the Joint Plan, and (iii) reserving reasonably sufficient cash, in the Company's sole discretion, to fund ongoing business operations. No amounts became payable under the Contingent Note and the Contingent Note terminated on June 28, 2008.  On June 28, 2007, SDS received $1.7 million under the terms of the Joint Plan.  No further payments have been made to SDS, and no payments are currently contemplated.

In connection with the confirmation of the Joint Plan, the Company and SDS executed a Secured Promissory Note payable by the Company to SDS in the amount of $100,000 (the “SDS Note”). The SDS Note is held by the Company and will only be issued in the event the Company deems it necessary to provide for its working capital requirements. Any amounts due and payable to SDS would be secured by all assets of the Company under the terms of a Security Agreement.   No amounts have been drawn or are outstanding under this Note.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Notes 1 and Note 3, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and, accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with SOP 90-7 which requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities on its balance sheet.  In the accompanying condensed consolidated December 31, 2006 balance sheet, the caption “liabilities subject to compromise” reflected the Company’s best estimate of the amount of pre-petition claims that would be restructured.  In addition, SOP 90-7 requires that charges and credits resulting from the reorganization and restructuring of the organization be reported separately in the statements of operations as reorganization items, except those required to be reported as discontinued operations.

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses as of June 28, 2007 (for presentation purposes, June 30, 2007).  Accordingly, the Company’s consolidated financial statements for periods prior to June 30, 2007 will not be comparable to financial statements presented subsequent to June 30, 2007.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2006 and 2005, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2007 (the “Annual Report”).

Going Concern

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

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

Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007.  Adoption of FIN 48 did not have any impact on the Company’s financial statements.  While there were no such items during the three or six months ended June 30, 2007, the Company's policy would be to include any accrued interest or penalties with respect to uncertain tax positions as a component of income tax expense.

3.	FRESH START ACCOUNTING

The Company implemented “fresh start” accounting and reporting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), upon its emergence from bankruptcy on the Effective Date.  Assets and liabilities existing on the Effective Date were adjusted, as necessary, to their fair values.  The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start accounting to the Company’s consolidated balance sheet as of the Effective Date.

(In Thousands)
	Predecessor							Successor
	June 28, 2007	Debt and Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		June 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,036	$-		$(1,670	)(a)	$-		$366
Accounts receivable	27	-		-		-		27
Prepaid taxes	-	-		-		-		-
Total current assets	2,063	-		(1,670)		-		393

Goodwill	100	-		-		-		100

Total assets	$2,163	$-		$(1,670)		$-		$493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities (subject to compromise):
Accounts payable	$864	$(834	)(b)	$-		$-		$30
Other accrued liabilities	2,607	(2,342	)(b)	-		(243	) (e)	22
Deferred revenue	1,322	(1,322	)(b)	-		-		-
Derivative liability for excess shares	30	(30	)(b)	-		-		-
Current maturities of long-term debt	3,379	(1,679	)(b)	(1,700	)(a)	-		-

Total current liabilities and total liabilities	8,202	(6,207)		(1,700)		(243)		52

Stockholders' equity (deficit):
Preferred Stock	20,380	(20,380	) (c)	-		-		-
Common Stock	8	(7	)(c)	-	(d)			1
Treasury Stock	(74)	74	(c)	-		-		-
Additional paid-in capital	391,660	20,313	(b)(c)	30	(a)(d)	(411,563	)(f)	440
Accumulated deficit	(418,013)	6,207		-		411,806	(e)(f)	-

Total stockholders' equity (deficit)	(6,039)	6,207		30		243		441

Total liabilities and stockholders' equity (deficit)	$2,163	$-		$(1,670)		$-		$493

Debt and equity restructuring, reorganization adjustments, and fresh start accounting adjustments consist primarily of the following:

(a)	To record payment of $1,700,000 to SDS on June 28, 2007, subject to the Joint Plan, and receipt of $30,000 from the Equity Financing.
(b)	To record the discharge of subject to compromise liabilities, as described in the Joint Plan,
(c)	To record the discharge/termination of all outstanding Series E, Series G, Series J and Series J-1 Preferred Stock, Common Stock, and Treasury Stock of Old AHC in accordance with the Joint Plan.
(d)	To record issuance of 30,000 shares of common stock, $0.01 par value, under the Equity Financing, valued at $1.00 per share.
(e)
During prior periods management had recorded liabilities for inventory and other services for which they estimated the Company was obligated but for which the Company was never invoiced.  In connection with fresh start accounting, the Company’s management evaluated certain of these estimates and has adjusted the accrual to estimated fair value.

(f)	To close out the remaining equity balances of Old AHC in accordance with the recapitalization provisions of fresh start accounting.

4.	DISCONTINUED OPERATIONS

As a result of the sale in 2006 by WaveRider Communications, Inc. (“WaveRider”), a wholly-owned subsidiary of the Company, of substantially all of its operating businesses, WaveRider has no continuing operations other than distributing its remaining cash for the benefit of its creditors.  In addition, the Company disposed of its repair and maintenance business (“RMA Business”).  The operations of these entities and business units have been segregated and shown as discontinued operations in the 2006 periods.

Following is a summary of discontinued operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Predecessor
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues	$-	$3,531	$-	$5,072
Cost of sales	-	2,316	-	3,684
Gross profit	-	1,215	-	1,388
Operating expenses	-	(1,274)	-	(1,459)
Gain (Loss) on disposal of assets	-	(935)	438	(935)

Loss from discontinued operations	$-	(994)	$438	$(1,006)

The Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

5.	NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share are computed by dividing the net income (loss) by the weighted average common shares outstanding.  No warrants with an exercise price below market were outstanding for any period.  As such, shares issuable subject to those option and warrant agreements were not considered in the determination of net income or loss per share because their effect would have been antidilutive.  All options were cancelled in 2006 and warrants were cancelled upon the effective date of the Joint Plan.

6.	STOCKHOLDERS’ EQUITY

Under the terms and conditions of the Joint Plan, as approved by the Court on June 14, 2007, holders of the Company’s common stock and preferred stock as well as warrant holders did not receive any distribution, and all of the rights of the common and preferred stockholders as well as warrant holders were terminated.

At June 30, 2007, the authorized capital stock of the Company consisted of 250,000 shares of common stock, $0.01 par value. At June 30, 2007, 100,000 shares of common stock were issued and outstanding.

On June 28, 2007, pursuant to the terms of the Joint Plan, the Company’s then outstanding common and Preferred Series E, G, J and J-1 were terminated.

7.	SUBSEQUENT EVENT

Sale of SPEEDLAN Product Line

On August 10, 2007, the Company sold its remaining business, consisting of the SPEEDLAN product line, for and in consideration for $100,000 ($78,000 has subsequently been received), plus the assumption of all warranty obligations associated with the product line.  The Company elected to sell its SPEEDLAN product line since sales of the product line had decreased substantially since confirmation of the Joint Plan, and since the cost to maintain, support and satisfy warranty obligations did not justify the continued sale of SPEEDLAN products by the Company.  In addition, sales were not anticipated to increase due to the fact that the SPEEDLAN product was not competitive, in terms of price or features, with other product offered by more established, and financially stronger competitors.  As a result of this sale, the Company has no operating business, and our management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006, and other documents filed by us with the Securities and Exchange Commission.

Significant Events

Confirmation of Joint Plan and Sale of Operating Assets

On April 5, 2007, the Company and the Committee of Unsecure Creditors (“Creditors Committee”) filed a Joint Plan of Reorganization with the Court (“Joint Plan”), which Joint Plan was amended and restated and filed with the Court on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007 and became effective June 28, 2007.  Following confirmation of the Joint Plan, the Company continued to operate, market and sell the SPEEDLAN product line. On August 10, 2007, the Company sold its remaining business, consisting of the SPEEDLAN product line, for and in consideration for $100,000, plus the assumption of all warranty obligations associated with the product line.  As a result of this sale, the Company has no operating business, and our management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

Description of Business

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO THE FILING OF THE BANKRUPTCY PETITION AND SUBSEQUENT SALE OF THE COMPANY’S OPERATING BUSINESSES.

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

As a result of the effectuation of the Joint Plan on June 28, 2007, and the sale of SPEEDLAN on August 10, 2007, the Company has no operating business.  WaveRider, the Company’s wholly-owned subsidiary, similarly has no operating businesses or assets, and its remaining cash is being used to satisfy its remaining obligations.  As a result, our management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

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

Bankruptcy Accounting

The Company's condensed consolidated financial statements have been prepared based upon the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") See Note 3 to the Company's condensed consolidated financial statements for further discussion.

Revenue Recognition

Revenue recognition from product sales is recognized upon transfer of title and risk of loss, which is upon shipment of the product, provided no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized.

Allowance for Doubtful Accounts

Our policy is to maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments.  Accounts receivable from trade customers has decreased due to the sale of our assets under the Joint Plan.  In prior operating periods, we evaluated our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. In order to limit our credit exposure, we have required irrevocable letters of credit and even prepayment from certain of our customers before commencing production.  In management’s opinion, at June 30, 2007 all receivables are fully collectible.

Inventory

Our policy is to state inventory values at the lower of cost or market, cost being determined on a first-in, first-out basis.  We have sold the assets of our business under the terms of the Joint Plan, and accordingly we have no inventories as of June 30, 2007.  Our inventories in prior operating periods consisted of parts and components that were specialized in nature or subject to rapid technological obsolescence. We maintained an allowance for potentially excess and obsolete inventories and inventories that were carried at costs that were higher than their market values.

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

At June 30, 2007, the Company had two customers representing 100% of its accounts receivable, at 52% and 48% of the outstanding accounts receivable.

RESULTS OF OPERATIONS

On June 28, 2007, the Joint Plan was declared effective.  The Company is reporting the periods ended June 30, 2007, as the Predecessor Company.  The Company determined that the days following June 28, 2007 were non-business days, and accordingly, results through June 28 are identical to the results through June 30, 2007.

Sales

For the three and six months ended June 30, 2007, sales were approximately $21,000 and $344,000, respectively.  For the three and six months ended June 30, 2006, sales were approximately $366,000 and $814,000, respectively.

The Company continued to sell and support its SPEEDLAN product line during first six months of 2007, principally to existing customers whose purchase decision was largely based on concerns regarding product availability following the filing of the Bankruptcy Petition.  The Company continued to see continuing declines in revenue from new customers as a result of its financial condition and the termination of its sales force in connection with the filing of the Bankruptcy Petition, and sales to existing customers declined significantly.

Gross Profit (Loss)

For the three months ended June 30, 2007 the Company had gross losses of approximately $12,000.  For the six months ended June 30, 2007, the Company had gross profits of approximately $253,000.  Gross profits in the three and six months ended June 30, 2006, were $179,000 and $407,000, respectively.  Losses in the current period are a result of higher than average cost of sales during the period.

Research and Development

The Company eliminated all R&D spending as a result of the filing of the Bankruptcy Petition.  During the three and six month periods ended June 30, 2006, R&D expenses were approximately $451,000 and $985,000, respectively.

Selling and Marketing

For the three and six months ended June 30, 2007, we did not incur any selling and marketing expenses, as we eliminated all selling and marketing activities.  During the three and six month periods ended June 30, 2006, selling and marketing expenses were approximately $331,000 and $819,000, respectively.

General and Administrative

For the three and six months ended June 30, 2007, general and administrative expenses were approximately $364,000 and $601,000, respectively.  During the three and six months ended June 30, 2006, general and administrative expenses were $152,000 and $639,000, respectively.

The increase in general and administrative expenses in the period April 1, 2007 to June 30, 2007 relate to winding down administrative operations including decreases in payrolls, consulting and other administrative expenses offset by a one-time payment of $116,000 for property taxes, which is in dispute.  During the 2007 periods, we retained a small staff to provide administrative and other services to support sales of the SPEEDLAN product line.

Impairment and other charges

On August 3, 2006, we announced that we were reviewing our business operations with the intent to sell certain product lines and business units, or enter into strategic relationships for individual product lines and business units.  An impairment charge of $24.5 million was taken as of June 30, 2006, related to the write-down of goodwill and disposal of other assets, partially offset by reductions in prior provisions.

Interest Expense

For the three and six months ended June 30, 2007, interest expense was approximately $365,000 and $738,000, respectively.  Interest expense for the three and six months ended June 30, 2006, was approximately $367,000 and $546,000.  Interest expense primarily relates to debt with SDS Capital Group SPC, Ltd.

Gain on Settlement of Accrued Liabilities

For the three and six months ended June 30, 2007, the Company recorded gains on the settlement of accrued liabilities of approximately $46,000 and $602,000.  These gains are the result of negotiations with vendors to reduce amounts owed and settle claims outside those discharged as a result of the confirmation of the Joint Plan.

Financing Expense

For the three and six months ended June 30, 2006 financing expense was $681,000 and $9,851,000.  This expense was mainly due to non-cash charges, during the first quarter of 2006, related to the conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issue of Series J Stock to consultants in connection with the Company's promissory note financing, the accretion to face value of the converted promissory notes and amortization of deferred financing charges.  During the second quarter of 2006, the Company failed to file a registration statement related to the sale of the Series J and J-1 preferred shares and related warrants.  As a result, a penalty provision in the registration rights agreement was triggered and the Company accrued a then anticipated liability of $615,000.

Derivative Instrument Income

Derivative instrument income amounted $1,342,000 and $1,220,000 for the three and six months ended June 30, 2006, respectively.  Derivative instrument income arises from fair value adjustments for certain financial instruments, such as convertible preferred stock and warrants to acquire common stock and were classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company.  In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged or credited to operations each reporting period.

Other Income

For the periods three and six months ended June 30, 2007, other income consisted of the following (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Collection of amounts previously considered bad debts	$-	$61,000
Interest income	16,000	36,000
Gain on sale of office equipment	--	13,000
Gain on currency conversions	2,000	7,000
Other income	9,000	30,000
Total	$27,000	$147,000

For the period three and six months ended June 30, 2006, other income of $56,000 and $113,000, respectively, was primarily from the sale of property and equipment.

Bankruptcy Expense

During the three and six months ended June 30, 2007, the Company incurred expenses related to the Joint Plan of $129,000 and $255,000, respectively.  These expenses included legal fees, court mandated fees and the cost to extend the Company’s current directors and officers insurance policy.

Reorganization Items

For the three and six months ended June 30, 2007, the Company recorded gains from the recording of the reorganization pursuant to the Joint Plan of $6,207,000, and fresh start accounting adjustments of $243,000 to adjust other liabilities to their fair values.

Loss from Discontinued Operations

For the three and six months ended June 30, 2007, the Company did not record losses from discontinued operations, however, the Company did settle a royalty agreement with WaveRider Australia, sold during 2006, for a lump sum cash payment of $438,000.  For the three and six months ended June 30, 2006, the Company had a loss of approximately $994,000 and $1,006,000, respectively, related to the sale of its Australian operating subsidiary on June 30, 2006, its North American subsidiaries on July 1, 2006, and its 900 MHz operation on October 18, 2006.  In addition, the Company sold its RMA Business on November 15, 2006.  As a result of these dispositions, the Company's continuing operations for the period ended June 30, 2006 consisted solely of is SPEEDLAN product line, which were subsequently sold on August 10, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had cash and cash equivalents of approximately $366,000, compared to approximately $1,849,000 in cash and cash equivalents at December 31, 2006.  During the period January 1, to June 30, 2007, overall cash decreased by approximately $1,483,000, primarily related to satisfying the terms of the Joint Plan, which consisted of repayment of debt of $1,700,000.

During the six months ended June 30, 2007, the Company received proceeds from the sale of discontinued operations of $438,000 and proceeds from the payment of notes receivable of $426,000.  In addition the Company received proceeds of $30,000 from the sale of common stock.

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

ITEM 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework . Based upon this assessment, management identified the following material weakness in the Company's internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or quarterly financial statements will not be prevented or detected on a timely basis.

We had a material weakness in our entity level control environment in that we did not file financial statements subsequent to the quarter ended September 30, 2006 within the time periods specified by the rules and regulations of the Securities and Exchange Commission (“Commission”). The principal factor that contributed to our inability to timely file the required financial statements was the termination of a substantial portion of our accounting staff, including our Chief Financial Officer, following the filing of the Bankruptcy Petition on October 31, 2006.  As a result, the Company lacked a sufficient complement of personnel to prepare and file required financial statements on a timely basis. In addition, we changed our accounting software systems, which further delayed the preparation of our financial statements.  Each of these factors contributed to the material weakness in our entity level control environment.

On May 30, 2008, the Company filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.  Shortly after the filing of this Form 10-QSB, the Company plans to file its quarterly financial statement on Form 10-QSB for the quarter ending September 30, 2007, its annual financial statements on Form 10-KSB for the fiscal year ended December 31, 2007, and its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2008 and June 30, 2008.  At this point in time, going forward, management does not believe there will be any barriers preventing it from filing future financial statements on a timely basis.

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

Timely Filing of Interim Financial Statements

Current management, supplemented with qualified external resources, are in the process of summarizing and reporting the quarterly financial statements for the period ended September 30, 2007, the annual financial statements for the fiscal year ended December 31, 2007, and the quarterly financial statements for the periods ended March 31, 2008 and June 30, 2008. At the conclusion of those filings, the Company will have filed all annual and quarterly financial statements that were not filed within the time periods specified in the Commission's rules and regulations.

Management has retained, and will continue to retain, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

Where necessary, we will supplement personnel with qualified external advisors.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On October 31, 2006, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) in order to facilitate the restructuring of our debt, trade liabilities and other obligations.   On April 5, 2007, together with the Committee of Unsecured Creditors, we filed a Joint Plan of Reorganization with the Court (“Joint Plan”), and an amended Joint Plan was filed on May 2, 2007.  The Joint Plan was confirmed by the Court on June 14, 2007.  On June 28, 2007, the Joint Plan was declared effective by the Court.  The Company remains subject to the terms and conditions of the Joint Plan, and orders of the Court.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 26, 2007, the Company issued an aggregate of 30,000 shares of its common stock, par value $0.01 to three shareholders.   The Company relied, based on the confirmation order received from the Court, on Section 1145 of the U.S. Bankruptcy Code, to exempt from the registration requirements of the Securities Act of 1933 the issuance and distribution of the common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K
Change in registrant's certifying accountant filed July 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZURRA HOLDING CORPORATION

Date:  August 14, 2008                                                                /s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)