Form 10-Q
period 2007-09-30
AZZURRA HOLDING CORP
filed 2008-08-14
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

AZZURRA HOLDING CORPORATION

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL STATEMENTS	1

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of September 30, 2007 (Successor) and December 31, 2006 (Predecessor)	1

Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 (successor), the six months ended June 30, 2007 (Predecessor) and the three and nine months ended September 30, 2006 (Predecessor)	2

Condensed Consolidated Statements of Cash Flows for the period from July 1, 2007 to September 30, 2007 (Successor), January 1, 2007 to June 30, 2007 (Predecessor) and the nine months ended September 30, 2006	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	9

Item 3. Controls and Procedures	12

PART II. OTHER INFORMATION	13

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Securities Holders	13

Item 5. Other Information	13

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

Azzurra Holding Corporation (the "Company") filed for a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware (the "Court").  The Court confirmed a Joint Plan of Reorganization (the "Joint Plan").  You should carefully consider all documents filed by us with the Securities and Exchange Commission before purchasing our common stock.

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	SUCCESSOR	PREDECESSOR
	September 30, 2007	December 31 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217	$1,849
Accounts receivable	24	391
Inventory	-	4
Note receivable	-	426

Total current assets	241	2,670

SPEEDLAN automated test equipment	-	16
Goodwill	-	100

Total assets	$241	$2,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	30	$408
Accounts payable subject to compromise	-	1,191
Other accrued liabilities	22	589
Other accrued liabilities subject to compromise	-	1,812
Deferred revenue subject to compromise	-	1,322
Derivative liability for excess shares subject to compromise	-	30
Current maturities of long-term debt subject to compromise	-	3,319

Total current liabilities and total liabilities	52	8,671

Commitments and contingencies (Note 1)	-	-

Stockholders' equity (deficit):
Predecessor Series E Preferred stock	-	332
Predecessor Series G Preferred stock	-	3,224
Predecessor Series J and J-1 Preferred stock	-	16,824
Successor Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 and 0 shares issued and outstanding	1	-
Predecessor Common stock, par value $0.0001 per share; 250 million shares authorized; 0 and 75,111,057 shares issued and outstanding	-	8
Predecessor Treasury stock, at cost; 0 and 30 shares		(74)
Additional paid-in capital	440	391,660
Accumulated deficit	(252)	(417,859)

Total stockholders' equity (deficit)	189	(5,885)

Total liabilities and stockholders' equity (deficit)	$241	$2,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	Three Months Ended	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	June 30, 2007 (1)	September 30, 2006
Sales	$-	-	$-	-
Cost of sales	-	-	-	-

Gross profit (loss)	-	-	-	-

OPERATING EXPENSES:
Research and development	-	296	-	1,281
Selling and marketing	-	208	-	1,027
General and administrative	174	92	601	494
Impairment and other charges	-	-	-	24,497

Total operating expenses	174	596	601	27,299

LOSS FROM OPERATIONS:	(174)	(596)	(601)	(27,299)

OTHER INCOME (EXPENSE):
Interest expense	-	(80)	(738)	(626)
Gain on settlement of accrued liabilities	-	-	602	-
Financing expense	-	-	-	(9,851)
Derivative financial instrument income	-	3,290	-	4,510
Other income, net	39	95	147	208

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(135)	2,709	(590)	(33,058)
Bankruptcy expenses	(95)	-	(255)	-
Gain on settlement of liabilities subject to compromise and recapitalization	-	-	6,207	-
Gain from fresh start adjustments	-	-	243	-

INCOME (LOSS) FROM CONTINUTING OPERATIONS	(230)	2,709	5,605	(33,058)
Gain (loss) from discontinued operations	(22)	99	691	(737)

NET INCOME (LOSS)	(252)	2,808	6,296	(33,795)

Preferred stock accretions	-	-	-	(1,199)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(252)	$2,808	$6,296	$(34,994)

Basic and diluted net income (loss) per common share
Income (loss) from continuing operations	$(1.74)	$0.04	$0.00	$(0.57)
Income (loss) from discontinued operations	$(0.22)	$0.00	$0.00	$(0.01)
Basic and diluted net income (loss) per common share	$(2.52)	$0.04	$0.08	$(0.61)

Shares used in basic and diluted per share computation(1)	100	75,044	75,111	57,726

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

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	Three Months Ended September 30, 2007	Six Months Ended June 30, 2007(1)	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(252)	$6,296	$(33,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	-	85
Depreciation in discontinued operations	-	-	108
Bad debt expense	-	-	307
Non-cash impairment charges	-	-	24,497
Gain on settlement of accounts payable	-	(602)	-
Gain on disposal of property and equipment	-	(13)	-
Gain on settlement of liabilities subject to compromise and recapitalization	-	(6,207)	-
Gain on fresh start accounting	-	(243)	-
Gain on debt extinguishments	-		(26)
(Gain) loss on disposal of discontinued operations	22	(438)	(1,657)
Loss on conversion of promissory notes	-	-	7,643
Derivative financial instrument income	-	-	(4,510)
Amortization of discounts on promissory notes	-	-	1,011
Securities to consultants	-	-	735
Gain on sale of patent	-	-	(30)
Changes in operating assets and liabilities:
Current assets	23	368	1,051
Current liabilities	-	133	696

Net cash provided by (used in) operating activities	(207)	(706)	(3,885)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	29	16
Proceeds from the sale of discontinued operations	58	864	1,758
Proceeds from sale of patents	-	-	30
Net cash received on acquisition of WaveRider	-	-	169

Net cash provided by investing activities	58	893	1,973

Cash flows from financing activities:
Proceeds from the sale of preferred shares, net	-	-	2,225
Proceeds from the sale of common stock	-	30	-
Proceeds from debt financing, net	-	-	989
Payments on bank loan	-	-	(771)
Payments under note payable obligations	-	-	(299)
Repayment of debt pursuant to the Joint Plan	-	(1,700)	-
Net cash provided by (used in) financing activities	-	(1,670)	2,144

Net increase (decrease) in cash and cash equivalents	(149)	(1,483)	232

Cash and cash equivalents at beginning of the period	366	1,849	380

Cash and cash equivalents at end of the period	$217	$366	$612

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$158

Non-cash investing and financing activities:
Warrants issued in connection with convertible promissory notes	$-	$-	$261
Conversion of debt into preferred stock	$-	$-	$10,512

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (“Old AHC”), became Azzurra Holding Corporation (“New AHC”), subsequent to the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Joint Plan”), of Old AHC, pursuant to Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on June 28, 2007.  Since the days following June 28, 2007 through the end of that quarter were non-business days, the “Effective Date” of June 30, 2007 is used throughout these condensed consolidated financial statements.  In these notes to the condensed consolidated financial statements, references to the “Company” in respect to time periods preceding the Effective Date are references to Old AHC and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect to time periods commencing with the Effective Date shall refer to New AHC and its consolidated subsidiaries (collectively, the “Successor”).

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

SDS Capital Group SPC, Ltd. ("SDS"), the secured creditor, became the owner of 80% of the issued and outstanding shares of common stock, which includes 70% received under the terms of the Joint Plan, and an additional 10% as a result of SDS’s participation in the Equity Financing, described below.   In addition, all priority unsecured claims and administrative claims were paid in full, through either: (i) payment on the effective date of the Joint Plan; (ii) payment through an escrow account established with a Plan Administration Trust (“Trust”); or (iii) payment from the reorganized Company following the allowance of a claim. The initial funding for the Trust was $250,000.00 less certain professional fees and other charges set forth in more detail in the Joint Plan.  The payment to the Trust was recorded as a reduction of gain on settlement of liabilities subject to compromise and recapitalization in the accompanying 2007 Predecessor statement of operations. This initial funding was provided from funds that were otherwise distributable to SDS. The Trust is responsible for, among other things, objecting to general unsecured claims and making distributions, as appropriate, to holders of general unsecured claims. The Company has no future rights to any Trust assets.  The Joint Plan also permitted general unsecured claimants and preferred shareholders to participate in an equity financing ("Equity Financing"), pursuant to which each party was permitted to purchase a portion of 30,000 shares of new common stock at $1.00 per share, based upon the terms and conditions set forth in the Joint Plan. As a result of the Equity Financing, three preferred shareholders each acquired 10,000 shares of common stock.

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

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

As discussed in Notes 1 and 3, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and, accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with SOP 90-7 which requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities on its balance sheet.  In the accompanying condensed consolidated December 31, 2006 balance sheet, the caption “liabilities subject to compromise” reflected the Company’s best estimate of the amount of pre-petition claims that would be restructured.  In addition, SOP 90-7 requires that charges and credits resulting from the reorganization and restructuring of the organization be reported separately in the statements of operations as reorganization items, except those required to be reported as discontinued operations.

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses as of June 28, 2007 (for presentation purposes, June 30, 2007).  Accordingly, the Company’s consolidated financial statements for periods prior to June 30, 2007 will not be comparable to financial statements presented subsequent to June 30, 2007.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2006 and 2005, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on December 27, 2007 (the “Annual Report”).

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company implemented “fresh start” accounting and reporting in accordance Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), upon its emergence from bankruptcy on the Effective Date.  Assets and liabilities existing on the Effective Date were adjusted to, as necessary, their fair values.  The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start accounting to the Company’s consolidated balance sheet as of the Effective Date.

(In Thousands)
	Predecessor							Successor
	June 28, 2007	Debt and Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		June 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,036	$-		$(1,670	)(a)	$-		$366
Accounts receivable	27	-		-		-		27
Prepaid taxes	-	-		-		-		-
Total current assets	2,063	-		(1,670)		-		393

Goodwill	100	-		-		-		100

Total assets	$2,163	$-		$(1,670)		$-		$493

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities (subject to compromise):
Accounts payable	$864	$(834	)(b)	-		$-		$30
Other accrued liabilities	2,607	(2,342	)(b)	-		(243	) (e)	22
Deferred revenue	1,322	(1,322	)(b)	-		-		-
Derivative liability for excess shares	30	(30	)(b)	-		-		-
Current maturities of long-term debt	3,379	(1,679	)(b)	(1,700	) (a)	-		-

Total current liabilities and total liabilities	8,202	(6,207)		(1,700)		(243)		52

Stockholders' equity (deficit):
Preferred Stock	20,380	(20,380	) (c)	-		-		-
Common Stock	8	(7	)(c)	-	(d)			1
Treasury Stock	(74)	74	(c)	-		-		-
Additional paid-in capital	391,660	20,313	(b)(c)	30	(a)(d)	(411,563	)(f)	440
Accumulated deficit	(418,013)	6,207		-		411,806	(e)(f)	-

Total stockholders' equity (deficit)	(6,039)	6,207		30		243		441

Total liabilities and stockholders' equity (deficit)	$2,163	$-		$(1,670)		$-		$493

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt and equity restructuring, reorganization adjustments, and fresh start accounting adjustments consist primarily of the following:

(a)	To record payment of $1,700,000 to SDS on June 28, 2007, subject to the Joint Plan, and receipt of $30,000 from the Equity Financing.
(b)	To record the discharge of subject to compromise liabilities, as described in the Joint Plan,
(c)	To record the discharge/termination of all outstanding Series E, Series G, Series J and Series J-1 Preferred Stock, Common Stock, and Treasury Stock of Old AHC in accordance with the Joint Plan.
(d)	To record issuance of 30,000 shares of common stock, $0.01 par value, under the Equity Financing, valued at $1.00 per share.
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

As a result of the sale in 2006 by WaveRider Communications, Inc. (“WaveRider”), a wholly-owned subsidiary of the Company, of substantially all of its operating businesses, WaveRider has no continuing operations other than distributing its remaining cash for the benefit of its creditors.  In addition, the Company disposed of its repair and maintenance business (“RMA Business”) in 2006.  The operations of these entities and business units have been segregated and shown as discontinued operations in the 2006 periods.

On August 10, 2007, the Company sold its remaining business, consisting of the SPEEDLAN product line, for and in consideration for $100,000 (of which $78,000 has subsequently been received), plus the assumption of all warranty obligations associated with the product line.  The Company elected to sell its SPEEDLAN product line since sales of the product line had decreased substantially since confirmation of the Joint Plan, and since the cost to maintain, support and satisfy warranty obligations did not justify the continued sale of SPEEDLAN products by the Company.  In addition, sales were not anticipated to increase due to the fact that the SPEEDLAN product was not competitive, in terms of price or features, with other products offered by more established, and financially stronger competitors.  The operations of this business unit has been segregated and shown as discontinued operations in the 2007 periods.  As a result of this sale, the Company has no operating business, and management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

Following is a summary of discontinued operations for the three months ended September 30, 2007 (Successor), the six months ended June 30, 2007 (Predecessor) and the three and nine months ended September 30, 2006 (in thousands):

	SUCCESSOR	PREDECESSOR
	Three Months Ended	Three Months Ended	Six Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	June 30, 2007	September 30, 2006
Revenues	$-	$2,205	$343	$8,091
Cost of sales	-	1,702	90	5,793
Gross profit	-	503	253	2,298
Operating expenses	-	791	-	2,250
Gain (loss) on disposal of assets	(22)	387	438	(785)

Gain (Loss) from discontinued operations	$(22)	$99	$691	$(737)

The Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

5.	NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per common share are computed by dividing the net income (loss) by the weighted average common shares outstanding.  No options or warrants with an exercise price below market were outstanding for any period.  As such, shares issuable subject to those option and warrant agreements were not considered in the determination of net income or loss per share because their effect would have been antidilutive.  All options were cancelled in 2006 and warrants were cancelled upon the effective date of the Joint Plan.

6.	STOCKHOLDERS’ EQUITY

Under the terms and conditions of the Joint Plan, as approved by the Court on June 14, 2007 (effective June 28, 2007), holders of the Company’s common stock and preferred stock as well as any warrant holders did not receive any distribution, and all of the rights of the common and preferred stockholders as well as any warrant holders were terminated.

The authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value.  As of September 30, 2007, the Company had 100,000 shares of common stock issued and outstanding.

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

Revenue Recognition

Revenue recognition from product sales was recognized upon transfer of title and risk of loss, which is upon shipment of the product, provided no significant obligations remain and collection is probable. Provisions for estimated warranty repairs, returns and other allowances were recorded at the time revenue is recognized.

Allowance for Doubtful Accounts

Our policy is to maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments.  Accounts receivable from trade customers has decreased due to the sale of our assets under the Joint Plan.  In prior operating periods, we evaluated our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions. In order to limit our credit exposure, we have required irrevocable letters of credit and even prepayment from certain of our customers before commencing production.  In management’s opinion, at September 30, 2007 all receivables are fully collectible.

Inventory

Our policy is to state inventory values at the lower of cost or market, cost being determined on a first-in, first-out basis.  We have sold the assets of our business under the terms of the Joint Plan, and accordingly we have no inventories as of September 30, 2007.  Our inventories in prior operating periods consisted of parts and components that were specialized in nature or subject to rapid technological obsolescence. We maintained an allowance for potentially excess and obsolete inventories and inventories that were carried at costs that were higher than their market values.

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

At September 30, 2007, the Company had one customers representing 100% of its accounts receivable.

RESULTS OF OPERATIONS

On June 28, 2007, the Joint Plan was declared effective.  Pursuant to Fresh Start Accounting, the Company will discuss in the results of operation below, the results for the three months ended September 30, 2007, as the Successor Company and the results for the six months ended June 30, 2007, as the Predecessor Company.   The Company determined that the days following June 28, 2007 were non-business days, and accordingly, results through June 28 are identical to the results through June 30, 2007, and considered the Predecessor Company.

During the three months ended September 30, 2007, the Company sold all of its remaining assets and ceased operations.

Sales

During the three months ended September 30, 2007 (Successor), the six months ended June 30, 2007 (Predecessor), and the three and nine months ended September 30, 2006 (Predecessor), the Company had no sales due to discontinuation of all of its product lines.  See “Discontinued Operations” discussion below.

Gross Profit (Loss)

During the three months ended September 30, 2007 (Successor), the six months ended June 30, 2007 (Predecessor), and the three and nine months ended September 30, 2006 (Predecessor), the Company had no gross profits, as a result of discontinuation of its product lines.  See “Discontinued Operations” discussion below.

Research and Development

During the three months ended September 30, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), the Company did not incur research and development expenses due to the elimination of research and development activities.   During the three and nine months ended September 30, 2007, Predecessor research and development expenses were approximately $296,000 and $1,281,000, respectively.

Selling and Marketing

During the three months ended September 30, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), the Company did not incur selling and marketing expenses.  During the three and nine months ended September 30, 2007, selling and marketing expenses were approximately $208,000 and $1,027,000, respectively.

General and Administrative

During the three months ended September 30, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), general and administrative expenses were approximately $174,000 and $601,000, respectively.  During the three and nine months ended September 30, 2006, general and administrative expenses were approximately $92,000 and $494,000, respectively.   The general and administrative expenses during the 2007 periods relate to winding down administrative operations and supporting the public company and $116,000 for property taxes which are in dispute during the six months ended June 30, 2007.

Impairment and other charges

During the nine months ended September 30, 2006, the Company evaluated its business operations with the intent to sell certain product lines and business units, or enter into strategic relationships for individual product lines and business units.  An impairment charge of $24.5 million was taken as of June 30, 2006, related to the write-down of goodwill and disposal of other assets, partially offset by reductions in prior provisions.

Interest Expense

During the three months ended September 30, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), interest expense was approximately $0 and $738,000, respectively.  During the three and nine months ended September 30, 2007, interest expense was approximately $80,000 and $626,000, respectively.  Interest expense primarily relates to debt with SDS Capital Group SPC, Ltd.

Gain on Settlement of Accrued Liabilities

For the six months ended June 30, 2007, we recorded gains on the settlement of accrued liabilities of approximately $602,000.  These gains are the result of negotiations with vendors to reduce amounts owed and settle claims outside of those discharged as a result of the confirmation of the Joint Plan.

Financing Expense

For the three and nine months ended September 30, 2006 financing expense was $0 and $9,851,000.  This expense was mainly due to non-cash charges, during the first quarter of 2006, related to the conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issue of Series J Stock to consultants in connection with the Company's promissory note financing, the accretion to face value of the converted promissory notes and amortization of deferred financing charges.  During the second quarter of 2006, the Company failed to file a registration statement related to the sale of the Series J and J-1 preferred shares and related warrants.  As a result, a penalty provision in the registration rights agreement was triggered and the Company accrued a then anticipated liability of $615,000.

Derivative Instrument Income

Derivative instrument income amounted to $3,290,000 and $4,510,000 for the three and nine months ended September 30, 2006, respectively.  Derivative instrument income arises from fair value adjustments for certain financial instruments, such as convertible preferred stock and warrants to acquire common stock and were classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company.  In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged or credited to operations each reporting period.

Other Income

During the three months ended September 30, 2007 (Successor), the six months ended June 30, 2007 (Predecessor), and the three and nine months ended September 30, 2007 (Predecessor), other income consisted of the following:

	SUCESSOR	PREDECESSOR
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2006
Gains (losses) on disposals of property and equipment	$ -	$ -	$ 13,000	$ (366,000)
Royalties	-	-	-	146,000
Gain on sale of patents for licensed products	-	-	-	30,000
Property tax refund	-		-	89,000
Other income (expenses), net	39,000	95,000	134,000	309,000

Total other income, net	$ 39,000	$ 95,000	$ 147,000	$ 208,000

Bankruptcy Expense

During the three months ended September 30, 2007 and six months ended June 30, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $95,000 and $255,000, respectively.  These expenses included legal fees, court mandated fees and the cost to extend the Company’s current directors and officers insurance policy.

Reorganization Items

For the six months ended June 30, 2007, the Company recorded gains from the recording of the reorganization pursuant to the Joint Plan of $6,207,000, and fresh start accounting adjustments of $243,000 to adjust other liabilities to their estimated fair values.

Gain (Loss) from Discontinued Operations

During the three and nine months ended September 30, 2006, gain (loss) on discontinued operations related to the sale of the Company's Australian operating subsidiary on June 30, 2006, its North American subsidiaries on July 1, 2006, and its 900 MHz operation on October 18, 2006.  In addition, the Company sold its RMA Business on November 15, 2006.  As a result of these dispositions, the Company’s continuing operations for the periods ending September 30, 2006 consist of its SPEEDLAN product line which was subsequently sold on August 10, 2007.

The Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had cash and cash equivalents of approximately $217,000, compared to approximately $1,849,000 in cash and cash equivalents at December 31, 2006.  During the three month period ended September, 30, 2007, overall cash decreased by approximately $149,000, primarily due to losses incurred in the period, partially offset by proceeds from the sale of the Speedlan product line.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of July 3, 2008. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based upon this assessment, management identified the following material weakness in the Company's internal control over financial reporting.

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

On May 30, 2008, the Company filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.  Shortly after the filing of this Form 10-QSB, the Company plans its annual financial statements on Form 10-KSB for the fiscal year ended December 31, 2007, and its Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2008 and June 30, 2008.  At this point in time, going forward, management does not believe there will be any barriers preventing it from filing future financial statements on a timely basis.

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

Timely Filing of Interim Financial Statements

Current management, supplemented with qualified external resources, are in the process of the annual financial statements for the fiscal year ended December 31, 2007, and the quarterly financial statements for the periods ended March 31, 2008 and June 30, 2008. At the conclusion of those filings, the Company will have filed all annual and quarterly financial statements that were not filed within the time periods specified in the Commission's rules and regulations.

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

(b)           Reports on Form 8-K
Change in registrant's certifying accountant filed July 14, 2008

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