Form 10KSB
period 2007-12-31
AZZURRA HOLDING CORP
filed 2008-08-14
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 0-25356

AZZURRA HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0289371
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

6080 CENTRE DRIVE, SUITE 600, LOS ANGELES, CALIFORNIA 90045
(310) 242-5698
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Azzurra Holding Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐ NO ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. YES ☐ NO ☒

State issuer’s revenue with it most recent fiscal year, $0.

Indicate by check mark whether Azzurra Holding Corporation is an accelerated filer as defined in the Exchange Act Rule 12b-2. YES  NO ☒

The aggregate market value of the voting stock held by non-affiliates of Azzurra Holding Corporation as of July 2, 2008, was approximately$100.00+

Check whether the issue has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐ NO ☒

On August 14, 2008, 100,000 shares of Azzurra Holding Corporation’s Common Stock, $0.01 par value, were outstanding.

TABLE OF CONTENTS

PAGE

PART I	2

Item 1. Description of Business	2
Item 2. Description of Properties	3
Item 3. Legal Proceedings	3
Item 4. Submission of Matters to a Vote of Securities Holders	3
4
PART II	4

Item 5. Market for Common Equity and Related Stockholder Matters	4
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 7. Financial Statements	9
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	9
Item 8A. Control and Procedures	9
Item 8B. Other Information	10

PART III	11

Item 9. Directors, Executive Officers, Promoters and Control Persons	11
Item 10. Executive Compensation	12
Item 11. Security Ownership of Certain Beneficial Owners and	13
Item 12. Certain Relationships and Related Transactions	14
Item 13. Exhibits and Reports on Form 8-K	14
Item 14. Principal Accountant Fees and Services	14

FINANCIAL STATEMENTS

Report of Cherry, Bekaert & Holland, L.L.P.	15
Consolidated Balance Sheet at December 31, 2007 (Successor)	16
Consolidated Statements of Operations for the period July 1, 2007 to December 31, 2007 (Successor), January 1, 2007 to June 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	17
Consolidated Statements of Stockholders' Equity (Deficit) period January 1, 2007 to June 30, 2007 (Predecessor) and period July 1, 2007 to December 31, 2007 (Successor) and for the year ended December 31, 2006 (Predecessor),	18
Consolidated Statements of Cash Flows for the period July 1, 2007 to December 31, 2007 (Successor), January 1, 2007 to June 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	19
Notes to Consolidated Financial Statements	20

SIGNATURE PAGE	33

INDEX TO EXHIBITS	34

-i-

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

In connection with the confirmation of the Joint Plan, the Company entered into a Contingent Promissory Note in favor of the Trust (“Contingent Note”). The Contingent Note provides for a further recovery to the Trust under the terms of the Joint Plan in the event SDS receives a distribution under the Joint Plan that exceeds $2,476,658, plus all fees and expenses accrued under the Contingent Note (the “Maximum Amount”). Under the terms of the Contingent Note, if SDS receives an amount in excess of the Maximum Amount, the Company will pay to the Trust an amount equal to 50% of any cash that remains or has accrued after (i) satisfying the Maximum Amount and all other distributions or dividends required under the Joint Plan, (ii) reserving cash sufficient to satisfy, in full, all obligations of, and claims against, the Company that have accrued during the one year period following the effective date of the Joint Plan, and (iii) reserving reasonably sufficient cash, in the Company's sole discretion, to fund ongoing business operations. No amounts were payable under the Contingent Note and the Contingent Note terminated on June 28, 2008.  SDS has received $1.7 million under the terms of the Joint Plan and no further payments are expected.

The Company and SDS also executed a Secured Promissory Note payable by the Company to SDS in the amount of $100,000 (the “SDS Note”). The SDS Note will only be issued in the event the Company deems it necessary to provide for its working capital requirements. Any amounts due and payable SDS are secured by all assets of the Company under the terms of a Security Agreement.  To date, no amounts have been advanced under this note.

Sale of Remaining Assets.

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

PART 1

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

Prior Operations

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

On March 28, 2006, a wholly owned subsidiary of the Company was merged with and into WaveRider Communications Inc. (the “WaveRider Merger”). The WaveRider Merger brought together complementary business lines, engineering, sales and marketing compatibilities and technology. The combination of our SPEEDLAN family of mesh networking products and WaveRider’s Last Mile Solution, non-line-of-sight, fixed and mobile wireless 900 MHz products provided customers with a wide range of line-of-sight fixed and non-line-of-sight products and services.

Following consummation of the WaveRider Merger, the Company experienced far longer sales cycles for new products than were expected, certain product availability issues in connection with its 900 MHz non-line-of-sight products, and continuing delays in commercializing new mesh products, resulting in substantially lower revenue in each of these product lines than expected.  Due to the recognition of lower than anticipated revenue during the quarter ended September 30, 2006, the Company was required to use a significant amount of its cash resources to satisfy certain legacy obligations, and the costs incurred in connection with consummation of the WaveRider Merger.  As a result of these factors, and the Company’s deteriorating cash position, the Company sold certain non-core assets and operations in order to satisfy its working capital requirements, including its interest in WaveRider Communications (Australia) Pty Ltd. (“WaveRider Australia”), and WaveRider’s Canadian operations, which were sold to VCom Inc. (“VCom”) (the “VCom Transaction”).   The Company retained WaveRider’s intellectual property and its North American operations.

Following the resignation of the Company’s President and Chief Executive Officer during the quarter ended September 30, 2006, which materially impacted the Company's ability to continue to address the ongoing poor operating results in the Company’s principal business units and the Company’s continuing deteriorating working capital position, the Company’s Board of Directors elected to sell WaveRider’s remaining operating and related assets associated with its 900 MHz product line to VCom.  The purchase price of $1,250,000 was paid and satisfied by assumption of all amounts owing by the Company or its affiliates pursuant to the supply agreement between VCom and WaveRider. WaveRider received $426,000, which was received subsequent to December 31, 2006.

In order to provide for its immediate working capital needs, and in light of the Board’s determination that additional equity or debt financing would likely be unavailable to the Company, the Board of Directors directed management to explore the sale of certain or all remaining product lines and business units. These efforts failed to generate sufficient interest to address the Company’s ongoing working capital needs.  As a result, the Board determined to seek protection from its creditors, to reorganize under Chapter 11 of the Code, and to focus on the sale of the SPEEDLAN product line.  The Company filed a voluntary petition under Chapter 11 of the Code on October 31, 2006.

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

Current Business Strategy

Because of the sale of all of our operating businesses, the Company has no ongoing operations.  As a result, on August 20, 2007, we changed the name of the Company to Azzurra Holding Corporation.  The Board has determined to maintain the Company as a public “shell” corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

Government Regulation and Legal Uncertainties

The Company is currently subject to various laws and regulations relating to its business, including those of the Bankruptcy Code.  The Company must comply with the Orders of the Bankruptcy Court, and the Joint Plan.

Employees

As of December 31, 2007, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, and Chief Financial Officer, work part-time as a consultant to the Company.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property.  The Company’s corporate headquarters are located in the offices of our President and Chief Executive Officer, located in Los Angeles, California.  The Company is not obligated under the terms of that lease, which continues through April 2009.

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

The following table sets forth the range of high and low sale prices of our common stock, as reported on the OTC Bulletin Board for each quarter in 2007 and 2006. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.   As of September 21, 2006, our common stock was delisted from the OTC Bulletin Board, and now trades in the “pink sheets”.

On June 30, 2008, there were three stockholders of record of our common stock.

	PRICE RANGE OF COMMON STOCK

	HIGH	LOW

Year Ended December 31, 2006:
First Quarter	$0.170	$0.090
Second Quarter	0.150	0.070
Third Quarter	0.080	0.013
Fourth Quarter	0.015	0.001

Year Ended December 31, 2007:
First Quarter	$0.001	$0.001
Second Quarter	0.001	0.001
Third Quarter	0.001	0.001
Fourth Quarter	0.001	0.001

DIVIDENDS

To date, we have not paid any cash dividends on shares of our common stock. We do not anticipate paying dividends in the foreseeable future.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" beginning on Page 9 of this Annual Report.

RESULTS OF OPERATIONS (in Thousands)

During the quarter ended September 30, 2007, the Company sold all of its remaining assets and ceased operations.

On June 28, 2007, the Joint Plan became effective.  Pursuant to Fresh Start Accounting, the Company will discuss in the results of operation below, the results for the six months ended December 31, 2007, as the Successor Company, and the results for the six months ended June 30, 2007, as the Predecessor Company.   The Company determined that the days following June 28, 2007 were non-business days, and accordingly, results through June 28 are identical to those through June 30, 2007.

Sales

During the six months ended December 31, 2007 (Successor), the six months ended June 30, 2007 (Predecessor), and the year ended December 31, 2006 (Predecessor), the Company had no sales due to the discontinuation of all of its product lines.  See “Discontinued Operations” discussion below.

Gross Profit (Loss)

During the six months ended December 31, 2007 (Successor), the six months ended June 30, 2007 (Predecessor), and the year ended December 31, 2006 (Predecessor), the Company had no gross profits, as a result of the discontinuation of its product lines.  See “Discontinued Operations” discussion below.

Research and Development

During the six months ended December 31, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), the Company did not incur research and development expenses due to the elimination of research and development activities.   During the year ended December 31, 2006 (Predecessor), research and development expenses were approximately $1,059.

Selling and Marketing

During the six months ended December 31, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), the Company did not incur selling and marketing expenses due to the elimination of selling and marketing activities.  During the year ended December 31, 2006 (Predecessor), selling and marketing expenses were approximately $1,055.

General and Administrative

During the six months ended December 31, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), general and administrative expenses were approximately $272 and $601, respectively.  During the year ended December 31, 2006 (Predecessor), general and administrative expenses were approximately $526.   The general and administrative expenses during the 2007 period relates to winding down operations and public company costs as well as $116 for disputed property taxes.

Impairment and other charges

During the year ended December 31, 2006 (Predecessor), the Company evaluated its business operations with the intent to sell certain product lines and business units, or enter into strategic relationships for individual product lines and business units.  An impairment charge of $24,647 was taken as of June 30, 2006, related to the write-down of goodwill and other assets, partially offset by reductions in prior provisions.

Interest Expense

During the six months ended December 31, 2007 (Successor), and the six months ended June 30, 2007 (Predecessor), interest expense was approximately $0 and $738, respectively.  During the year ended December 31, 2006 (Predecessor), interest expense was approximately $675.  Interest expense in the predecessor periods during both the 2007 and 2006 periods related primarily to debt with SDS Capital Group SPC, Ltd.

Gain on Settlement of Accrued Liabilities

For the six months ended June 30, 2007 (Predecessor), we recorded gains on the settlement of accrued liabilities of approximately $602,000.  These gains are the result of negotiations with vendors to reduce amounts owed and settle outstanding claims outside of those discharged in connection with confirmation of the Joint Plan.

Financing Expense

For the year ended December 31, 2006 (Predecessor) financing expense was approximately $10,325.  This expense was mainly due to non-cash charges, during the first quarter of 2006, related to the conversion of promissory notes and debt to Series J Convertible Preferred Stock, the issue of Series J Convertible Preferred Stock to consultants in connection with the Company's promissory note financing, the accretion to face value of the promissory notes and amortization of deferred financing charges.  During the second quarter of 2006, the Company failed to file a registration statement related to the sale of the Series J and J-1 convertible preferred shares and related warrants.  As a result, a penalty provision in the registration rights agreement was triggered and the Company accrued an anticipated liability of $615.

Derivative Instrument Income

Derivative instrument income amounted to $5,140 for the year ended December 31, 2006 (Predecessor).  Derivative instrument income arises from fair value adjustments for certain financial instruments, such as convertible preferred stock and warrants to acquire common stock and are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company.  In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged or credited to operations each reporting period.  Derivative instrument income in 2006 resulted principally from the drop in the Company's stock price on which the carrying value of derivative liabilities is based.

Other Income, net

During the six months ended December 31, 2007 (Successor), the six months ended June 30, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor), other income (loss), net, consisted of:

	SUCCESSOR	PREDECESSOR
	Six Months Ended December 31, 2007	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Gains (losses) on disposals of property and equipment	$-	$13	$(366)
Royalties	-	-	146
Gain on sale of patents for licensed products	-	-	30
Property tax refund	-	-	89
Other income (expenses), net	39	134	43

Total other income (loss), net	$39	$147	$(58)

Reorganization Items

For the six months ended June 30, 2007 (Predecessor), the Company recorded gains from the reorganization pursuant to the Joint Plan of $6,207, and fresh start accounting adjustments of $243 to adjust other liabilities to their fair values.

Bankruptcy Expense

During the six months ended December 31, 2007 (Successor) and six months ended June 30, 2007 (Predecessor) the Company incurred expenses related to the Joint Plan of $95 and $255, respectively.  These expenses included legal fees, court mandated fees and the cost to extend the Company’s current directors and officers insurance policy.

Gain (Loss) from Discontinued Operations

During the six months ended December 31, 2007 (Successor), the six months ended June 30, 2007 (Predecessor), and the year ended December 31, 2006 (Predecessor), gain (loss) on discontinued operations relates to the disposal of all our operations and consisted of the following:

	SUCCESSOR	PREDECESSOR
	Six Months Ended December 31, 2007	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Revenues	$-	$343	$8,466
Cost of sales	-	90	6,009
Gross profit	-	253	2,457
Operating expenses	-	-	(3,085)
Gain (loss) on disposal of assets	(22)	438	1,008

Gain (Loss) from discontinued operations	$(22)	$691	$380

The Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had cash of $139 compared to approximately $1,849 in cash and cash equivalents at December 31, 2006. Cash decreased in 2007 primarily to satisfying the terms of the Joint Plan, including debt repayment of $1,700.

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management’s view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of the Company’s common stock for stock or assets or any other form which will result in the combined enterprise becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company.  Should the Company need to incur any significant liabilities prior to a combination transactions, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

ACCOUNTING AND REPORTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“FAS 157”), Fair Value Measurements.  FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of FAS 157 is not expected to have any impact on the Company.  FASB Staff Position (FAS 157-2) Effective Date of FASB Statement No. 157 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities.

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

The FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).  FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends).  FAS 141(R) will be applied prospectively.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 shall be applied prospectively.  Early adoption is prohibited for both standards.  The adoption of FAS 160 is not expected to have any impact on the Company's financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 will not have a material impact on the Company’s financial statements.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued.  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FASP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Adoption of this standard is not expected to have any impact on the financial statements.

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

THE COMPANY IS NOT AN OPERATING COMPANY AND DOES NOT HAVE ANY SIGNIFICANT CAPITAL.

Because the Company does not have significant capital, it must limit its operations and there is little chance that operations will begin any time soon, as a result of such limited capital, unless the Company obtains additional funding to acquire an operating entity or enters into a merger transaction with an operating entity.

BECAUSE SDS CAPITAL SPC, LTD. GROUP OWNS MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

SDS Capital Group SPC, Ltd. (“SDS”) owns 80,000 common shares, constituting 80% of the Company’s outstanding common stock, and controls the Company.  As a result, unless the Company issues more shares to persons other than SDS or SDS sells a sufficient number of its shares whereby its ownership falls below 50%, SDS will be able to elect all of the Company’s directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.  This could result in a reduction in value to the common stock you own because of the ineffective voting power. SDS’ majority ownership could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

THE COMPANY HAS NOT PAID DIVIDENDS AND NONE ARE ANTICIPATED.

To date, the Company has paid no cash dividends on its common stock.  For the foreseeable future, the Company does not expect to pay dividends.

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
The information required hereunder in this Annual Report on Form 10-KSB is set forth in the financial statements and the notes thereto beginning on Page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 14, 2008, Aidman, Piser & Company, P.A. (“Aidman Piser”) resigned as the Company’s independent registered public accounting firm.  Aidman Piser recently entered into an agreement with Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”), pursuant to which Aidman Piser merged its operations into Cherry Bekaert and certain of the professional staff and shareholders of Aidman Piser joined Cherry Bekaert either as employees or partners of Cherry Bekaert and will continue to practice as members of Cherry Bekaert as its independent registered public accounting firm.

Prior to engaging Cherry Bekaert, the Company did not consult with Cherry Bekaert regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinions that might be rendered by Cherry Bekaert on the Company’s financial statements, and Cherry Bekaert did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.  The reports of Aidman Piser regarding the Company’s financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that substantial doubt was raised as to the Company’s ability to continue as a going concern.  During the years ended December 31, 2006 and 2005, and during the period from December 31, 2006 through July 14, 2008, the date of resignation, there were no disagreements with Aidman Piser on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Aidman Piser would have caused it to make references to such disagreement in its reports.

ITEM 8A	CONTROLS AND PROCEDURES

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

Shortly after the filing of this Form 10-KSB, the Company plans to file its quarterly financial statements on Form 10-Q for the quarters ending March 31, 2008 and June 30, 2008.   At this point in time, going forward management does not believe there will be any barriers preventing it from filing future financial statements on a timely basis.

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

Timely Filing of Interim Financial Statements

Current management, supplemented with qualified external resources, are in the process of summarizing and reporting the quarterly financial statements for the periods ended March 31, 2008 and June 30, 2008. At the conclusion of this filing, the Company will have filed all annual and quarterly financial statements that were not filed within the time periods specified in the Commission's rules and regulations.

Management has retained, and will continue to retain, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

Where necessary, we will supplement personnel with qualified external advisors.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors as of June 30, 2008:

Name	Age	Position

Daniel W. Rumsey	48	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Mark Schaftlein	47	Director
Richard Reiss	52	Director

Daniel W. Rumsey.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer on April 1, 2006 in connection with the WaveRider Merger, and was reappointed as Chief Restructuring Officer in October 2006 upon the filing of the Bankruptcy Petition.  Mr. Rumsey is currently serving as a consultant to the Company in the capacity of President, Chief Executive Officer and Chief Financial Officer.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Prior to joining the Company, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company. Knowledge Kids Network is part of the Knowledge Universe family of companies. Prior to joining Knowledge Kids Network, Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc., which he joined in February 1997. Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999. Mr. Rumsey has an extensive restructuring, legal and finance background, dating back to 1987 when he served as a staff attorney in the U.S. Securities and Exchange Commission's Division of Corporation Finance. He has also served as Assistant General Counsel for Terra Industries, Inc. and Associate General Counsel and Corporate Secretary of EchoStar Communications Corporation. Mr. Rumsey also serves as the Interim Chief Financial Officer, and Executive Chairman of the Board of Directors of Prescient Applied Intelligence, Inc. and as a director of World Racing Group, Inc. and XELR8 Holdings, Inc.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, Treasurer, and Financial Reporting Officer, or persons performing similar functions. A copy of the Company’s Code of Ethics is filed as Exhibit 14.1 hereto. The Company will provide to the public, free of charge, a copy of the code of ethics upon request in writing to the Company’s Chief Executive Officer at Azzurra Holding Corporation at 6080 Centre Drive, Suite 600, Los Angeles, California 90292.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2007.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer, along with our former Chief Executive Officers, and Chief Financial Officer.
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Daniel W. Rumsey(1) Chief Executive Officer and Chief Financial Officer	2007 2006	110,638 191,442	20,000 -	45,000(2) 15,000(2)	175,638 206,442

James Chinnick(3) (7) Former President and Interim Chief Executive Officer and Vice President, Product Operations	2007 2006	- 26,647	- -	35,642(3) 2,993(4)	35,642 129,640

Charles Brown(5) (7) Former Chief Executive Officer	2007 2006	- 73,260	- -	- -	- 73,260
Scott Worthington(6) (7) Former Chief Financial Officer	2007 2006	- 124,948	- -	41,121(6) -	41,121 124,948
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

  (2)                   From November 2006 to December 31, 2006, WaveRider paid Mr. Rumsey $7,500 per month for administrative services relating to the liquidation of WaveRider, and paid Mr. Rumsey $45,000 for his services to WaveRider during 2007.

 (3)                   Mr. Chinnick’s assumed the position of Vice President, Product Operations of the Company on April 1, 2006 as a result of the WaveRider Merger, and the position as President and Interim Chief Executive Officer on August 2, 2006 as a result of Mr. Brown’s resignation as Chief Executive Officer.  Mr. Chinnick’s employment was terminated on October 20, 2006.  Mr. Chinnick was paid $35,642 in settlement of amounts due Mr. Chinnick by WaveRider under Mr. Chinnick’s Employment Agreement with WaveRider.

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

(6)                   Mr. Worthington assumed the position of Chief Financial Officer on April 1, 2006 as a result of the WaveRider Merger.  Mr. Worthington’s employment was terminated on October 31, 2006.  Following his termination, Mr. Worthington was paid $8,796 for consulting services to the Corporation, and $32,325 in settlement for amounts due Mr. Worthington by WaveRider under Mr. Worthington’s Employment Agreement.

(7)                   Amounts paid to Messrs. Brown, Chinnick and Worthington reflect only amounts paid to such persons after consummation of the WaveRider Merger on April 1, 2007.

DIRECTOR COMPENSATION

During 2007 and 2006, Richard Reiss was paid $16,500 and $4,500, respectively, in consideration for his service to the Board of Directors.  No other director received any consideration for service to the Board during 2007 or 2006, due to the deteriorating financial condition of the Company.  In is not intended that non-employee directors will receive cash compensation for their service as directors in the immediate future.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests, including common stock and preferred stock, as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The following table presents information concerning the beneficial ownership of all shares of common stock of the Company issued in connection with the Joint Plan, as of December 31, 2007.  The Company has no other shareholders at December 31, 2007.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 100,000 shares of common stock outstanding as of December 31, 2007.

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

 None.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

We have listed the exhibits filed as part of this Annual Report on Form 10-KSB in the accompanying exhibit index, which follows the signature page to this Annual Report. The exhibits marked with an asterisk (*) are included with and filed as part of this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Aidman, Piser & Company, P.A. ("Aidman Piser") was retained by the Audit Committee as the independent registered certified public accounting firm to audit our financial statements for the fiscal year ending December 31, 2007. Subsequently, Aidman, Piser's accounting practice was acquired by and merged into Cherry, Bekaert & Holland, L.L.P. ("CB&H") and the Audit Committee engaged CB&H to complete the audit of our 2007 financial statements.  The aggregate fees CB&H and Aidman Piser billed for 2007 for audit services, including for review of our interim financial statements, post-report review procedures with the filing of registration statements, was approximately $40,000.

NON AUDIT RELATED FEES

The Company did not engage CB&H or Aidman Piser for any non-audit related services in 2007, including tax compliance, tax advisory or any other tax planning or other services.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

The Audit Committee has adopted an Audit Committee Charter, which sets forth the procedures and policies pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Charter, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee ("general pre-approval"), or require the specific pre-approval of the Audit Committee. Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent registered certified public accounting firm.

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Azzurra Holding Corporation and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 1, the Company reorganized under Chapter 11 of the U.S. Bankruptcy Code under a plan of reorganization that was confirmed by the Bankruptcy Court on June 28, 2007.  Additionally, as discussed in Note 5, during 2007 the Company discontinued all of its remaining operations.  The discontinuance of all the Company's remaining operations in 2007 raises substantial doubt about the Company’s ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2 "Going Concern".  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry, Bekaert & Holland, L.L.P..
Tampa, Florida August 11, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

SUCCESSOR
December 31 2007

ASSETS
Current assets:
Cash	$139
Accounts receivable	9

Total current assets	148

Total assets	$148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	56
Other accrued liabilities	22

Total current liabilities and total liabilities	78

Commitments and contingencies (Note 1)	-

Stockholders' equity:
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 shares issued and outstanding	1
Additional paid-in capital	440
Accumulated deficit	(371)

Total stockholders' equity	70

Total liabilities and stockholders' equity	$148

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	SUCCESSOR	PREDECESSOR
	Six Months Ended December 31, 2007	Six Months Ended June 30, 2007 (1)	Year Ended December 31, 2006
Sales	$-	$-	-
Cost of sales	-	-	-

Gross profit (loss)	-	-	-

OPERATING EXPENSES:
Research and development	-	-	1,059
Selling and marketing	-	-	1,055
General and administrative	272	601	526
Impairment and other charges	-	-	24,647

Total operating expenses	272	601	27,287

LOSS FROM OPERATIONS:	(272)	(601)	(27,287)

OTHER INCOME (EXPENSE):
Interest expense	-	(738)	(675)
Gain on settlement of accrued liabilities	-	602	-
Financing expense	-	-	(10,325)
Derivative financial instrument income	-	-	5,140
Other income (loss), net	39	147	(58)

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(233)	(590)	(33,205)
Bankruptcy expenses	(116)	(255)	-
Gain on settlement of liabilities subject to compromise and recapitalization	-	6,207	-
Gain from fresh start accounting adjustments	-	243	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(349)	5,605	(33,205)
Gain (loss) from discontinued operations	(22)	691	380

Net loss	(371)	6,296	(32,825)

Preferred stock accretions	-	-	(1,199)

Net income (loss) attributable to common stockholders	$(371)	$6,296	$(34,024)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations	$(3.49)	$0.08	$(0.53)
Income (loss) from discontinued operations	$(0.22)	$0.00	$(0.01)
Basic and diluted loss per common share	$(3.71)	$0.08	$(0.55)

Shares used in basic and diluted per share computation(1)	100	75,111	62,224

The accompanying notes are an integral part of these consolidated financial statements.

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

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2006 AND 2007
(In thousands, except per share data)

	Preferred Stock (Note 6)	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at January 1, 2006	$4,337	22,162	$2	$383,778	$(74)	$(383,835)	$4,208

Preferred stock converted to common stock	(781)	4,347	1	780	-	-	-
Acquisition of WaveRider	5,663	48,362	5	8,282	-	-	13,950
Preferred stock issued in exchange for notes	8,086	-	-	-	-	-	8,086
Warrants issued in connection with notes exchanged for preferred stock	-	-	-	2,426	-	-	2,426
Preferred stock issued to consultants	568	-	-	167	-	-	735
Sale of preferred stock	1,308	-	-	917	-	-	2,225
Accretion of constructive dividend in connection with the sale of preferred stock	1,199	-	-			(1,199)	-
Warrants and beneficial conversion feature of convertible notes	-	-	-	479	-	-	479
Common stock issued to consultants	-	240	-	1	-	-	1
Derivative liability reclassification	-	-	-	(5,170)	-	-	(5,170)
Net loss	-	-	-	-	-	(32,825)	(32,825)

Balance at December 31, 2006	20,380	75,111	8	391,660	(74)	(417,859)	(5,885)

Net income (Predecessor)	-	-	-	-	-	6,296	6,296
Reorganization pursuant to Joint Plan (Note 2)	(20,380)	(75,111)	(8)	(391,249)	74	411,563	-
Issuance of new common stock	-	100	1	29	-	-	30
Balance at June 30, 2007 (1)	-	100	1	440	-	-	441
Net loss (Successor)	-	-	-	-	-	(371)	(371)

Balance at December 31, 2007	$-	100	$1	$440	$-	$(371)	$70

The accompanying notes are an integral part of these consolidated financial statements

(1)
On June 28, 2007, the Joint Plan (see Note 1) was declared effective.  The Company is reporting the periods ended June 30, 2007, as the Predecessor Company.  The Company determined that the days following June 28, 2007 were non-business days, and accordingly, stockholders' equity at June 28 is identical to that at June 30, 2007.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	SUCCESSOR	PREDECESSOR
	July 1, 2007 to December 31, 2007	January 1, 2007 to June 30, 2007(1)	Year Ended December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(371)	$6,296	$(32,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-	-	85
Depreciation in discontinued operations	-	-	108
(Gain) loss on sale of equipment	-	(13)	366
Non-cash impairment charges	-	-	24,647
Gain on settlement of accrued liabilities	-	(602)	-
Gain on settlement of liabilities subject to compromise and recapitalization	-	(6,207)	-
Gain from fresh start accounting adjustments	-	(243)	-
Gain on debt extinguishments	-	-	(26)
(Gain) loss on disposal of discontinued operations	22	(438)	(1,008)
Loss on conversion of promissory notes	-	-	7,643
Derivative financial instrument income	-	-	(5,140)
Amortization of discounts on promissory notes	-	-	1,017
Preferred stock and warrants issued to consultants	-	-	735
Gain on sale of patent	-	-	(30)
Bad debt expense	-	-	1,031
Changes in operating assets and liabilities:
Accounts receivable	26	364	(719)
Inventory	-	4	75
Prepaid expenses and other assets	-	-	423
Accounts payable	26	133	252
Other accrued liabilities	-	-	(264)
Deferred revenue	-	-	465

Net cash provided by (used in) operating activities	(297)	(706)	(3,165)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	29	123
Proceeds from the sale of discontinued operations	70	864	2,163
Proceeds from sale of patents	-	-	30
Net cash received on acquisition of WaveRider	-	-	174

Net cash provided by investing activities	70	893	2,490

Cash flows from financing activities:
Proceeds from the sale of preferred shares	-	-	2,225
Proceeds from the sale of common stock	-	30	-
Proceeds from debt financing, net	-	-	989
Payments on bank loan	-	-	(771)
Payments under note payable obligations	-	-	(299)
Repayment of debt pursuant to the Joint Plan	-	(1,700)	-
Net cash provided by (used in) financing activities	-	(1,670)	2,144

Net increase (decrease) in cash	(227)	(1,483)	1,469

Cash at beginning of the period	366	1,849	380

Cash at end of the period	$139	$366	$1,849

The accompanying notes are an integral part of these consolidated financial statements

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

Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (“Old AHC”), became Azzurra Holding Corporation (“New AHC”), as a result of the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended (the “Joint Plan”) of Old AHC, pursuant to Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on June 28, 2007.  Since the days following June 28, 2007 through the end of that quarter were non-business days, the “Effective Date” of June 30, 2007 is used throughout these consolidated financial statements.  In these notes to the consolidated financial statements, references to the “Company” in respect to time periods preceding the Effective Date are references to Old AHC and its consolidated subsidiaries (collectively, the “Predecessor”), while such references in respect to time periods commencing with the Effective Date shall refer to New AHC and its consolidated subsidiaries (collectively, the “Successor”).

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

In connection with the confirmation of the Joint Plan, the Company and SDS executed a Secured Promissory Note payable by the Company to SDS in the amount of $100,000 (the “SDS Note”). The SDS Note is held by the Company and will only be issued in the event the Company deems it necessary to provide for its working capital requirements. Any amounts due and payable to SDS would be secured by all assets of the Company under the terms of a Security Agreement.  No amounts have been drawn or are outstanding on the SDS Note at December 31, 2007.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

As discussed in Notes 1 and 3, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and, accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") which requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities on its balance sheet.  In the accompanying consolidated June 28, 2007 balance sheet presented in Note 3, the caption "liabilities subject to compromise" reflected the amount of pre-petition claims that were restructured.  In addition, SOP 90-7 requires that charges and credits resulting from the reorganization and restructuring of the organization be reported separately in the statements of operations as reorganization items, except those required to be reported as discontinued operations.

The Company's emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses as of June 28, 2007 (for presentation purposes, June 30, 2007).  Accordingly, the Company's consolidated financial statements for periods prior to June 30, 2007 are not comparable to financial statements presented subsequent to June 30, 2007.
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

Pending negotiation and consummation of a combination the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

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

Fair Value of Financial Instruments

The estimated fair values of cash, accounts receivable and payable and other accrued liabilities at December 31, 2007 approximated their respective historical cost due to the short-term maturities.

Accounts Receivable

The Company records an allowance for doubtful accounts receivable based on our general collection history and specifically identified amounts that management believes to be uncollectible. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. However, any unanticipated change in one of these customers’ credit worthiness could have a material adverse effect on the Company’s results of operations in the period in which such changes or events occur and losses become estimable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  At December 31, 2007, the Company did not record an allowance for doubtful accounts, as management determined an allowance was not necessary.

Revenue Recognition

Revenue from product sales (all associated with discontinued operations discussed in Note 5) is recognized upon transfer of title and risk of loss, which is upon shipment of the product provided no significant obligations remain and collection is probable. Shipping and handling costs related to our product sales are included as a component of cost of sales. The Company has not experienced material returns of products. The Company warrants its products and provides parts and labor to repair any manufacturing defects on its equipment for a period of one year to three years. Provisions for estimated warranty repairs, returns and other allowances are recorded at the time revenue is recognized.

Property and Equipment

Depreciation (all associated with discontinued operations discussed in Note 5) was computed using the straight-line method based upon the useful lives of the assets ranging from three to seven years. Leasehold improvements were amortized using the straight-line method based upon the shorter of the estimated useful lives of the respective improvements or the lease term.

Research and Development

Research and development costs (all associated with discontinued operations discussed in Note 5) were expensed as incurred.

Net Income (Loss) per Share

Basic and diluted income (loss) per common share are computed by dividing the net income (loss) by the weighted average common shares outstanding.  No options or warrants with an exercise price below market were outstanding for any period. As such, shares issuable subject to those option and warrant agreements were not considered in the determination of net income or loss per share because their effect would have been antidilutive.  All options were cancelled in 2006 and warrants were cancelled upon the effective date of the Joint Plan.

Discontinued Operations

As a result of the sale by of all of the Company’s operating businesses in 2007 and 2006, no continuing operations exist other than on-going continuing general and administrative expenses.  As such, all operations other than on-going general and administrative expenses are presented as discontinued operations in the accompanying statements of operations.

Derivative Liability Accounting

Derivative instrument accounting arises when certain financial instruments, such as warrants to acquire common stock, are classified as liabilities due to either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company.  In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement.  Such derivative financial instruments are initially recorded at fair value with subsequent changes in the fair value charged or credited to operations each reporting period. With the issuance of the Company’s Series J and Series J-1 Convertible Preferred Stock in 2006, the Company determined that the warrants associated therewith should be accounted for as a derivative liability.

Additionally, as a result of the issuance of the Company’s series J and series J-1 Convertible Preferred Stock, the Company did not have enough authorized common stock to issue if all of the existing preferred shares and other convertible instruments were converted to common stock.  As a result thereof, the Company reclassified approximately $5.2 million from additional paid-in capital to derivative liability.  Fair value for financial instruments was determined using the closing price of our common stock at the close of each reporting period.  Reductions in the remaining life of unexercised warrants and declines in the price of our common stock reduced the fair value of the preferred stock and warrants resulting in additional credits to our consolidated statements of operations.

Under the terms and conditions of the Joint Plan, holders of the Company's common stock and preferred stock did not receive any distribution and all their rights as well as any outstanding warrants were terminated.

Recent Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007.  Adoption of FIN 48 did not have any impact on the Company’s financial statements.  While there were no such items during the year ended December 31, 2007, the Company’s policy would be to include any accrued interest or penalties with respect to uncertain tax positions as a component of income tax expense.  The Company's tax filings (Federal and California) subject to examination are for the years 2005 through 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“FAS 157”), Fair Value Measurements.  FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 is effective  for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of FAS 157 is not expected to have any impact on the Company.  FASB Staff Position (FAS 157-2) Effective Date of FASB Statement No. 157 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities.

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

The FASB issued SFAS No. 141 (revised 2007), Business Combinations (FAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).  FAS 141(R) and FAS 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends).  FAS 141(R) will be applied prospectively.  FAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 shall be applied prospectively.  Early adoption is prohibited for both standards.  The adoption of FAS 160 is not expected to have any effect on the Company's financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133,” which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 will not have a material impact on the Company’s financial statements.

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued.  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FASP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Adoption of this standard is not expected to have any impact on the financial statements.

3.	FRESH START ACCOUNTING

The Company implemented “fresh start” accounting and reporting in accordance with SOP 90-7 upon its emergence from bankruptcy on the Effective Date as the result of the change in voting control which occurred on that date.  Assets and liabilities existing on the Effective Date were adjusted, as necessary, to their fair values. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start accounting to the Company’s consolidated balance sheet as of the Effective Date (in thousands).

	Predecessor							Successor
	June 28, 2007	Debt and Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		June 28, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,036	$-		$(1,670	)(a)	$-		$366
Accounts receivable	27	-		-		-		27
Prepaid taxes	-	-		-		-		-
Total current assets	2,063	-		(1,670)		-		393

Goodwill	100	-		-		-		100

Total assets	$2,163	$-		$(1,670)		$-		$493

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities (subject to compromise):
Accounts payable	$864	$(834	)(b)	-		$-		$30
Other accrued liabilities	2,607	(2,342	)(b)	-		(243	) (e)	22
Deferred revenue	1,322	(1,322	)(b)	-		-		-
Derivative liability for excess shares	30	(30	)(b)	-		-		-
Current maturities of long-term debt	3,379	(1,679	)(b)	(1,700	)(a)	-		-

Total current liabilities and total liabilities	8,202	(6,207)		(1,700)		(243)		52

Stockholders' equity (deficit):
Preferred Stock	20,380	(20,380	) (c)(1)	-		-		-
Common Stock	8	(7	)(c)	-	(d)			1
Treasury Stock	(74)	74	(c)	-		-		-
Additional paid-in capital	391,660	20,313	(b)(c)	30	(a)(d)	(411,563	)(f)	440
Accumulated deficit	(418,013)	6,207		-		411,806	(e)(f)	-

Total stockholders' equity (deficit)	(6,039)	6,207		30		243		441

Total liabilities and stockholders' equity (deficit)	$2,163	$-		$(1,670)		$-		$493

Debt and equity restructuring, reorganization adjustments, and fresh start accounting adjustments consist primarily of the following:

(a)	To record payment of $1,700,000 to SDS on June 28, 2007, subject to the Joint Plan, and receipt of $30,000 from the Equity Financing.
(b)	To record the discharge of subject to compromise liabilities as described in the Joint Plan.
(c)	To record the discharge/termination of all outstanding Series E, Series G, Series J and Series J-1 Preferred Stock. Common Stock, and Treasury Stock of Old AHC in accordance with the Joint Plan.
(d)	To record issuance of 30,000 shares of common stock, $0.01 par value, under the Equity Financing valued at $1.00 per share.
(e)
During prior periods management had recorded estimated liabilities for inventory and other services for which they estimated the Company was obligated but for which the Company was never invoiced.  In connection with fresh start accounting, the Company’s management evaluated certain of these estimates and has adjusted the accrual to estimated fair value.

(f)	To close out the remaining equity balances of Old AHC in accordance with the recapitalization provisions of fresh start accounting.

4.	PURCHASE OF WAVE RIDER

Effective March 28, 2006, the Company consummated the WaveRider Merger.  In connection with the WaveRider Merger, the Company issued 48,362,446 shares of common stock, 1,326.446 shares of Series H Preferred Stock, 132.6446 shares of Series I Preferred Stock, 60 shares of Series J Preferred Stock and 8,842,089 common stock purchase warrants in exchange for all of the issued and outstanding shares of WaveRider Communications, Inc. ("Waverider"), and assumption of all outstanding liabilities.  The warrants were exercisable at $0.20 per share for a five-year period and include a net share settlement feature.  In addition, the Company issued to the employees of WaveRider 2,125,545 employee stock options, with an average exercise price of $1.02 and to the warrant holders of WaveRider 2,125,613 common share purchase warrants, with an average exercise price of $1.84.

The WaveRider Merger was accounted for as a purchase and is summarized as follows (in thousands $):

Cash on hand (including cash from loans made by the Company prior to the acquisition which were forgiven on acquisition)	$413
Other current assets	2,241
Fixed assets	200
Current liabilities	(2,787)

Net assets received	67
Goodwill	14,745

Net assets acquired	$14,812

Common stock issued on closing	$6,432
Preferred stock issued on closing	5,663
Warrants issued on closing at fair value	1,773
WaveRider shares forfeited on merger	450
Employee stock options issued on closing at fair value	81
Expenses incurred on acquisition	413

Total consideration given	$14,812

The cash effect of this transaction is summarized as follows:

Cash acquired on closing	$413

The Company determined that the goodwill created upon the WaveRider Merger be allocated to the individual units acquired as follows (in thousands $):

WaveRider Communications Inc.	$12,679
WaveRider Communications (Australia) Pty Ltd.	1,150
WaveRider Communications (Canada) Inc.	916

$14,745

5.	DISCONTINUED OPERATIONS

On June 19, 2006, the Company’s Board of Directors approved the disposal of WaveRider’s interest in WaveRider Communications (Australia) Pty Ltd. for cash consideration of $370,000 plus contingent consideration of 15% of the trailing 12 months revenue, payable quarterly in arrears.  The sale was completed on June 30, 2006.  In October, WaveRider  received the first payment of the contingent consideration in the amount of $143,000.  WaveRider received a lump-sum of $438,000 in 2007,in settlement of all further payment obligations of WaveRider Communications (Australia) Pty Ltd. to WaveRider.

On July 1, 2006, the Company disposed of its interests in WaveRider Communications (Canada) Inc., including its wholly owned subsidiary JetStream Internet Services Inc. (“JetStream”), WaveRider Communications (USA) Inc. and Avendo Wireless Inc. for proceeds of $1,773,000, of which $1,388,000 was received in cash on that date, and a $385,000 hold back which was to be paid, subject to satisfaction of certain conditions (the"VCom Transaction").  Subsequent to closing, it was determined that an adjustment of $385,000 was required, reducing the total purchase price to the cash paid.

On October 17, 2006, the Company sold WaveRider’s remaining operating business and related assets associated with its 900 MHz product line to VCom, for the amount of $1,250,000.  The purchase price was determined based on the acquisition of trade accounts receivable, in the amount of $592,000, inventory in the amount of $467,000, capital assets valued at $191,000, and goodwill and other intangibles at $1.  The purchase price was subsequently reduced for the change in the value of the accounts receivable and the inventory from the original valuation date in the amount of $377,000.  VCom also assumed responsibility for the cost of warranty support of WaveRider’s existing 900 MHz customer base and for certain WaveRider employees, related to the business.  The purchase price was paid and satisfied first in repayment to VCom of all amounts owing by the Company or its affiliates pursuant to the supply agreement between VCom and WaveRider, which amount was approximately $1.6 million.  As a result of this payment, and other reconciliations in connection with the VCom Transaction, WaveRider received net cash of $426,000, which amount was received in 2007.

On November 2, 2006, the Court ordered the conduct of an auction to sell the Company’s RMA Business.  As a result of the auction, which was held on November 13, 2006, we sold the RMA Business was sold for approximately $405,000 in cash, plus the assumption of certain liabilities.

On August 10, 2007, the Company sold its remaining business, consisting of the SPEEDLAN product line, for and in consideration for $100,000 (only $73,000 ultimately collected), plus the assumption of all warranty obligations associated with the product line.  The Company elected to sell its SPEEDLAN product line since sales of the product line had decreased substantially since confirmation of the Joint Plan, and since the cost to maintain, support and satisfy warranty obligations did not justify the continued sale of SPEEDLAN products by the Company.  In addition, sales were not anticipated to increase due to the fact that the SPEEDLAN product was not competitive, in terms of price or features, with other product offered by more established, and financially stronger competitors.  As a result of this sale, the Company has no further operating business.

Discontinued operations consist of the following for the six months ended December 31, 2007 (Successor), the six months ended June 30, 2007 (Predecessor) and year ended December 31, 2006 (Predecessor), (in thousands):

	SUCCESSOR	PREDECESSOR
	Six Months Ended December 31, 2007	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Revenues	$-	$343	$8,466
Cost of sales	-	90	6,009
Gross profit	-	253	2,457
Operating expenses	-	-	(3,085)
Gain (loss) on disposal of assets	(22)	438	1,008

(Gain) loss from discontinued operations	$(22)	$691	$380

The Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

Discontinued operations in 2007 consists only of the SPEEDLAN product line. The components of discontinued operations in 2006 are as follows:

	Wave Wireless Repair & Maintenance	WaveRider Australia	WaveRider Canada	SPEEDLAN	Total
Revenues	$2,667	$1,243	$3,145	$1,411	$8,466
Cost of goods sold	2,468	654	2,175	712	6,009
Gross profit	199	589	970	699	2,457

Operating expenses	-	(380)	(2,705)	-	(3,085)
Gain/(loss) on operations during 2006	199	209	(1,735)	699	(628)

Sales price	405	370	1,814	-	2,589
Net book value of assets sold	-	(1,305)	(276)	-	(1,581)
Gain/(loss) on disposal of assets	405	(935)	1,538	-	1,008

Gain/(loss) from discontinued operations	$604	$(726)	$(197)	$699	$380

6.	NOTES PAYABLE

At June 28, 2007, all pre-petition debt had been discharged or paid under the Joint Plan..

Debenture Financing. On November 10, 2005, the Company entered into an agreement with a purchaser of notes issued under an existing Debenture Agreement which exchanged all issued and outstanding notes for and in consideration for the issuance to the purchaser of a new promissory note, in the principal amount of $4,153,649 (the “New Note”), which amount represented unpaid principal and accrued interest due under the terms of the old notes as of the date of the New Note. Under the terms of the New Note, interest accrued on such debt at an annual interest rate of 8%, and this rate increased to 10% on April 1, 2006.  The Company’s obligations under the Debenture Agreement were covered by a Security Agreement covering all of the assets of the Company.

On March 27, 2006, the Company and the purchaser entered into an Exchange Agreement, pursuant to which the purchaser agreed to convert $1,230,475 of principal and accrued interest due to purchaser on the date thereof into 260.3183 shares of our Series J Convertible Preferred Stock and warrants to purchase 7,809,548 shares of our common stock, at an exercise price of $0.12 per share, (the “Note Exchange”).  Such conversion was in lieu of the quarterly payments due March 31, 2006 and June 30, 2006.  The Series J Convertible Preferred Stock was convertible into 26,031,827 shares of the Company's common stock.  The Company recorded a loss on conversion in the amount of $3.507 million, included in finance expense in the 2006 consolidated statement of operations.  The fair value of the financial instruments issued was allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $3,644,000 and $1,094,000, respectively.

As a result of the Note Exchange, the total amount due to the debenture holder on the Petition Date, which amount was in default, was approximately $2.4 million.

Convertible Notes. During 2005, the Company issued convertible promissory notes to certain purchasers in the principal amount of $850,000, payable on or before March 31, 2006 (the “Convertible Notes”).  Interest accrued on the Convertible Notes at an annual interest rate of 10%.  As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,125,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $0.20 per share.  The Convertible Notes were discounted for the relative fair value of the warrants issued and the intrinsic value of the beneficial conversion features associated with these Convertible Notes.

From January 1, 2006 through March 31, 2006, the Company issued additional Convertible Notes to certain purchasers in the principal amount of $1.09 million.  As additional consideration for the loans evidenced by the Convertible Notes, the holders were issued warrants for the issuance of 2,725,000 shares of common stock of the Company, exercisable for five years, at an exercise price of $0.20 per share.   The Convertible Notes were discounted for the relative fair value of the warrants issued and the intrinsic value of the beneficial conversion features associated with these Convertible Notes ($479,000).

Under the terms of the Convertible Notes, as amended by the terms of the Amendment to Promissory Note dated as of March 27, 2006 (the “Amendment Agreement”), the outstanding principal amounts and all accrued but unpaid interest under the terms of all issued and outstanding Convertible Notes automatically converted into shares of Series J Convertible Preferred Stock and warrants to purchase shares of common stock, at an exercise price of $0.12 per share, on March 31, 2006 (the “Series J Equity Securities”).  For purposes of determining the number of Series J Equity Securities that each holder received upon conversion, the holders were deemed to have tendered 120% of the outstanding balance of the Convertible Notes as payment of the purchase price for the Series J Equity Securities.  As a result of the foregoing, the Company issued 260.318 shares of Series J  Convertible Preferred Stock (convertible into 26,031,800 shares of common stock) and warrants to purchase 7,809,548 shares of common stock.  As consideration for entering into the Amendment Agreement the Company reduced the exercise price of the Warrants issued in conjunction with Convertible Notes from $0.20 to $0.12 per share.  The Company recorded a loss on conversion in the amount of $3.835 million, included in finance expense in the 2006 consolidated statement of operations.

The Series J Convertible Preferred Stock and warrants issued in connection with the conversion of all outstanding Convertible Notes was convertible or exercisable, as the case may be, into 31,728,719 and 9,518,616 shares of common stock, respectively.   The fair value of the financial instruments issued was allocated to the Series J Convertible Preferred Stock and the warrants, in the amount of $4,442,000 and $1,332,000, respectively.

7.	STOCKHOLDERS’ EQUITY

At December 31, 2007, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value and 100,000 shares were issued and outstanding.

Under the terms and conditions of the Joint Plan, as approved by the Court effective June 28, 2007, holders of the Company’s common stock will not receive any distribution, and all of the rights of the then common and preferred stockholders were terminated.

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

Activity with respect to the various series of preferred stock for the year ended December 31, 2006 and the period from January 1, 2007 through June 28, 2007 is as follows:

	Preferred Stock (In thousands)
	E	F	G	H	I	J / J-1	Total

Balance at January 1, 2006	$332	$661	$3,344	$-	$-	$-	$4,337

Preferred stock converted to common stock	-	(661)	(120)	-	-	-	(781)
Acquisition of WaveRider	-	-	-	1,882	2,823	958	5,663
Preferred stock issued in exchange for notes	-	-	-	-	-	8,086	8,086
Series J Preferred issued to redeem Series H and I	-	-	-	(1,882)	(2,823)	4,705	-
Preferred stock issued to consultants	-	-	-	-	-	568	568
Sale of preferred stock	-	-	-	-	-	1,308	1,308
Accretion of constructive dividend in connection with the sale of preferred stock	-	-	-	-	-	1,199	1,199
Balance at December 31, 2006	332	-	3,224	-	-	16,824	20,380

Reorganization pursuant to Joint Plan (Note 3)	(332)	-	(3,224)	-	-	(16,824)	(20,380)

Balance at June 28, 2008	$-	$-	$-	$-	$-	$-	$-

	Preferred Stock Shares (In Thousands)
	E	F	G	H	I	J / J-1

Balance at January 1, 2006	$0.9	$0.3	$6.6	$-	$-	$-

Preferred stock converted to common stock	-	(0.3)	(0.3)	-	-	-
Acquisition of WaveRider	-	-	-	1.3	0.1	0.10
Preferred stock issued in exchange for notes	-	-	-	-	-	0.6
Series J Preferred issued to redeem Series H and I	-	-	-	(1.3)	(0.1)	0.3
Preferred stock issued to consultants	-	-	-	-	-	0.1
Sale of preferred stock	-	-	-	-	-	.3

Balance at December 31, 2006	0.9	-	6.3	-	-	1.4

Reorganization pursuant to Joint Plan	(0.9)	-	(6.3)	-	-	(1.4)

Balance at June 28, 2008	$-	$-	$-	$-	$-	$-

Series E Convertible Preferred Stock

The Company designated 2,000 shares of its Preferred Stock as Series E Convertible Preferred Stock. The Series E Preferred Stock had a liquidation preference amount equal to $1,000 per share. Each share of Series E Preferred Stock was convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.50.

As of December 31, 2006, all outstanding Series E Preferred Stock were convertible into approximately 1,846,262 shares of common stock.

Series G Convertible Preferred Stock

The Company designated 10,000 shares of its preferred stock as Series G Convertible Preferred Stock, of which 6,292 shares were issued and outstanding as of December 31, 2006.

The Series G Preferred Stock had a liquidation preference amount equal to $1,000 per share. Each share of Series G Preferred Stock was convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.50.  During 2006, 233.58 shares of Series G Preferred Stock were converted into 467,160 shares of common stock.

As of December 31, 2006, all outstanding shares of Series G Preferred Stock were convertible into approximately 12.6 million shares of common stock.

Series H and I Convertible Preferred Stock

The Company designated 2,000 shares of its preferred stock as Series H Convertible Preferred Stock (the "Series H Preferred Stock") and 200 shares of its preferred stock as Series I Convertible Preferred Stock (the “Series I Preferred Stock”).  In conjunction with the WaveRider Merger, the Company issued 1,326.446 shares of Series H Preferred Stock and 132.6446 shares of Series I Preferred Stock as part of the consideration for that transaction, along with warrants to purchase 8,842,089 shares of common stock, at an exercise price of $0.20.

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

The Company, after consideration of several valuation models, determined the fair value of the preferred stock issued in 2006 as an amount equal to the fair value of the number of shares of common stock into which the resulting Series J Preferred Stock was convertible using the trading market price on the date of the WaveRider Merger.

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

The Company, after consideration of several valuation models, determined the fair value of the preferred stock issued during 2006 as an amount equal to the fair value of the number of shares of common stock into which the Series J Preferred Stock was convertible into using the trading market price on the date the Series J Preferred Stock was issued.

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

The Company, after consideration of several valuation models, determined the fair value of the preferred stock as an amount equal to the fair value of the number of common shares into which the Series J-1 Preferred Stock was convertible using the trading market price on the date the Series J-1 Preferred Stock was issued.

Common Stock Warrants

The following table summarizes common stock warrant activity for the year ended December 31, 2006 and the period from January 1, 2007 through June 28, 2007 (in thousands, except per share amounts):

	2007		2006
	Shares	Price Range	Shares	Price Range
Outstanding at beginning of year	51,351	$0.0001 - $1,275.00	20,686	$0.0001 - $1,275.00
Issued	-	-	39,507	$0.12 - $0.20
Exercised	-	-	-
Cancelled	(51,351)	$0.0001 - $1,275.00	(8,842)	$0.20

Outstanding at end of year	-		51,351

Warrants exercisable at end of year	-		51,351

Weighted average exercise price of warrants issued during the year	$-		$0.18

Common stock warrants issued in 2006 were in connection with the business combination and notes payable transactions discussed in Notes 4 and 6 as well as consultant compensation of $167,000.  The warrants were terminated in 2007 in connection with the confirmation of the Joint Plan.

Common Stock Options

The following table summarizes stock option activity under the Company's 2004 Stock Option Plan for the year ended December 31, 2006 (in thousands, except per share amounts):

	Shares	Weighted Average Price
Outstanding at January 1, 2006	3,033	$6.85
Granted	-	$-
Exercised	-	$-
Cancelled	(3,033)	$6.85

Outstanding at December 31, 2006	-	$-

Options exercisable December 31, 2006	-	$-

During 2007 and 2006, no stock options were granted.

Stockholder Rights Agreement

On September 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, Rights (the "Rights") were distributed as a dividend on each outstanding share of its Common Stock held by stockholders of record as of the close of business on November 3, 1997. Each Right entitled stockholders to buy Series A Preferred at an exercise price of $125.00 upon certain events. The Rights were to expire ten years from the date of the Rights Agreement.  This agreement was canceled under the Joint Plan.

8.	ASSET IMPAIRMENT CHARGES

In light of the softness in telecommunications equipment markets, disappointing results in the Company's principal business units, a working capital deficit, and management’s assessment regarding future operating results, at June 30, 2006, the Company determined that an impairment charge was required on the basis that the carrying value of goodwill exceeded its fair value.  Goodwill was created by the excess of the purchase price over the fair values of net assets acquired in connection with the acquisition of substantially all of the operating assets and certain liabilities of SPEEDCOM Wireless Corporation (“SPEEDCOM”), on December 10, 2003, and the WaveRider Merger, which was consummated on March 27, 2006.

The goodwill related to the acquisition of SPEEDCOM amounted to $11,990,552.  After review of the potential proceeds on the sale of the remaining assets associated with the SPEEDCOM product line, the Company determined that an impairment charge of $11,740,552 was required on the basis that the carrying value of goodwill exceeded its fair value.  On December 31, 2006, the Company further impaired goodwill related to SPEEDCOM by $150,000 because we determined the value of our SPEEDLAN product line to be $100,000.

Goodwill of approximately $12.8 million related to the WaveRider Merger was impaired at June 30, 2006.

9.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):

December 31,
2007 (Successor)
Net operating loss carry-forwards	$134,721
Credit carry-forwards	4,028
Reserves and other	82
Total deferred tax assets	$138,831
Valuation allowance	(138,831)
Net deferred tax asset	$--

The Federal and state net operating loss carryforward for tax purposes is approximately $362.0 million and $138.0 million, respectively, at December 31, 2007, which begin to expire in 2012.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company under the Joint Plan confirmed by the Court on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, future tax benefits, such as net operating loss carry-forwards, are recognized to the extent that realization of such benefits is more likely than not. The Company has assessed its ability to realize future tax benefits and concluded that, as a result of the history of losses and the significant uncertainty regarding limitation or loss of net operating losses as previously discussed, it was more likely than not that such benefits would not be realized. Accordingly, the Company has recorded a full valuation allowance against future deferred tax benefits.

Reconciliation of the statutory Federal income tax rate to its effective tax rate is as follows:

	Year Ended December 31,
	2007	2006

Income tax benefit at federal statutory rate	-35.0%	-35.0%
State income taxes net of federal benefit	-5.8%	-5.8%
Expiring credits and other	-5.8	0.0
Change in valuation allowance	-46.6 46.6%	-40.8 40.8%

Total	0.0%	0.0%

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The following provides additional information concerning supplemental disclosure of cash flow activities (in thousands).

	Year Ended December 31,
	2007	2006

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$12

Warrants issued in connection with convertible promissory notes	$-	$261

Conversion of debt into preferred stock	$-	$10,512

Non-Cash Investing and Financing Transactions

2007

On June 28, 2007, in accordance with the Joint Plan, the Company issued 70,000 shares of new AHC common stock, $0.01 par value, to SDS in consideration for relief of debt obligations (see Note 1).

2006

As discussed in Note 6, on March 27, 2006 the Company issued Series J Convertible Preferred stock and common stock warrants with a fair value of $4.738 million as consideration for the liquidation/conversion of $1.230 million of debentures and accrual interest.  Additionally, as discussed in Note 6, on March 27, 2006 the Company issued Series J Preferred stock and common stock warrants with a fair value of $5.774 million as consideration for the liquidation/conversion $1.939 million of convertible notes.  The fair value of the securities issued in connection with both these transactions were recorded as derivative liabilities.

As discussed in Note 4, the Company issued preferred and common stock and common stock warrants and options and forfeited certain investments with an aggregate fair value of $14.399 million as the majority of consideration paid for the WaveRider Communications, Inc. purchase/merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel W. Rumsey	Chief Executive Officer
Daniel W. Rumsey	(Principal Executive Officer)	August 14, 2008

/s/ Daniel W. Rumsey	(Principal Financial Officer and
Daniel W. Rumsey	Principal Accounting Officer)	August 14, 2008

/s/ Richard Reiss	Director of the Company	August 14, 2008
Richard Reiss

/s/ Mark Shaftlein	Director of the Company	August 14, 2008
Mark Shaftlein

 INDEX OF EXHIBITS

2.3(1)	Joint Plan of Reorganization
3.1 (1)	Amended and Restated Articles of Incorporation
3.2(1)	Amended and Restated Bylaws
10.5(1)	Contingent Unsecured Promissory Note of the Registrant in Favor of the Plan Trust.
10.6(1)	Secured Promissory Note in Favor of SDS Capital Group SPC, Ltd.
10.7(1)	Security Agreement in Favor of SDS Capital Group SPC, Ltd.
14.1	Code of Ethics
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2007.