Form 10-Q
period 2008-03-31
AZZURRA HOLDING CORP
filed 2008-09-03
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

(310) 880-7792
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES /_/ No /X /

As of September 3, 2008 there were 100,000, shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  /_/;   No /X/

AZZURRA HOLDING CORPORATION

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL STATEMENTS	1

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007(Successor)	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 (Successor) the three months ended March 31, 2007 (Predecessor)	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (Successor) and the three months ended March 31, 2007 (Predecessor)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	7

Item 3. Quantitative and Quantitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION	11

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Securities Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	SUCCESSOR	SUCCESSOR
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103	$139
Accounts receivable	5	9

Total current assets	108	148

Total assets	$108	$148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35	$56
Accrued liabilities	22	22

Total current liabilities and total liabilities	57	78

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 issued and outstanding	1	1
Additional paid-in capital	440	440
Accumulated deficit	(390)	(371)

Total stockholders' equity	51	70

Total liabilities and stockholders' equity	$108	$148

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expense:
General and administrative	26	237

Total operating expenses	26	237

Income (loss) from operations	(26)	(237)

Other income (expenses):
Interest expense	-	(373)
Gain on settlement of accrued liabilites	-	556
Other income, net	7	120

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(19)	66
Bankruptcy expenses	-	126

LOSS BEFORE DISCONTINUED OPERATIONS	(19)	(60)

Gain from discontinued operations	-	703

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19)	$643

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$(0.19)	$0.00
Income (loss) from discontinued operations	$-	$0.01
Basic and diluted loss per common share	$(0.19)	$0.01

Shares used in basic and diluted per share computation	100	75,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
Cash flows from operating activities:	March 31, 2008	March 31, 2007
Net income (loss)	$(19)	$643
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on settlement of accounts payable	-	(556)
Gain on disposal of discontinued operations	-	(438)
Gain on the disposal of property and equipment	-	(13)
Changes in operating assets and liabilities:
Current assets	4	137
Current liabilities	(21)	117

Net cash used in operating activities	(36)	(110)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	(13)
Proceeds from the sale of discontinued operations	-	438

Net cash provided by investing activities	-	451

Net increase (decrease) in cash and cash equivalents	(36)	341

Cash and cash equivalents at beginning of the period	139	1,849

Cash and cash equivalents at end of the period	$103	$2,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Basis of Presentation

As discussed in Notes 1, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and, accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) which requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities on its balance sheet.

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses as of June 28, 2007 (for presentation purposes, June 30, 2007).  Accordingly, the Company’s consolidated financial statements for periods prior to June 30, 2007 will not be comparable to financial statements presented subsequent to June 30, 2007.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2007 and 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2008 (the “Annual Report”).

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

3.	DISCONTINUED OPERATIONS

On August 10, 2007, the Company sold its SPEEDLAN product line, for and in consideration for $100,000 (of which $78,000 has subsequently been received), plus the assumption of all warranty obligations associated with the product line.  The Company elected to sell its SPEEDLAN product line since sales of the product line had decreased substantially since confirmation of the Joint Plan, and since the cost to maintain, support and satisfy warranty obligations did not justify the continued sale of SPEEDLAN products by the Company.  In addition, sales were not anticipated to increase due to the fact that the SPEEDLAN product was not competitive, in terms of price or features, with other products offered by more established, and financially stronger competitors.  The operations of this business unit has been segregated and shown as discontinued operations in the 2007 periods.  As a result of this sale, the Company has no operating business, and management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

Following is a summary of discontinued operations for the three months ended March 31, 2007 (Predecessor):

PREDECESSOR
Three Months Ended
March 31, 2007
SPEEDLAN Revenues	$323
SPEEDLAN Cost of Sales	58
SPEEDLAN Gross Profit	265
Proceeds from the sale of Wave Rider	438

Gain (Loss) from discontinued operations	$703

The Company had no discontinued operations during the three months ended March 31, 2008.

4.	NET INCOME (LOSS) PER SHARE

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

5.	STOCKHOLDERS’ EQUITY

Under the terms and conditions of the Joint Plan, as approved by the Court on June 14, 2007 (effective June 28, 2007), holders of the Company’s common stock and preferred stock as well as any warrant holders did not receive any distribution, and all of the rights of the common and preferred stockholders as well as any warrant holders were terminated.

The authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value.  As of March 31, 2008, the Company had 100,000 shares of common stock issued and outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and other documents filed by us with the Securities and Exchange Commission.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash maintained principally at one financial institution.

RESULTS OF OPERATIONS

On June 28, 2007, the Joint Plan was declared effective.  Pursuant to Fresh Start Accounting, the Company will discuss in the results of operation below, the results for the three months ended March 31, 2008, as the Successor Company and the results for the three months ended March 31, 2007, as the Predecessor Company.

During the three months ended September 30, 2007, the Company sold all of its remaining assets and ceased operations.

Sales

During the three months ended March 31, 2008 (Successor), the Company had no sales.  During the three months ended March 31, 2007 (Predecessor), the Company’s sales are included in Discontinued Operations due to the discontinuation of all of its product lines.  See “Discontinued Operations” discussion below.

Gross Profit (Loss)

During the three months ended March 31, 2008 (Successor), the Company had no gross profit (loss) as it did not have sales during the period.  During the three months ended March 31, 2007 (Predecessor), the Company’s gross profits are included in Discontinued Operations, as due to the discontinuation of its product lines.  See “Discontinued Operations” discussion below.

General and Administrative

During the three months ended March 31, 2008 (Successor), and the three months ended March 31, 2007 (Predecessor), general and administrative expenses were approximately $26,000 and $237,000, respectively.
The decrease in general and administrative expenses during the three months ended March 31, 2008 relates primarily to the discontinuation of operations and reduction of general and administrative support needed.  Ongoing general and administrative costs relate to maintenance of compliance and public company regulations.

Interest Expense

During the three months ended March 31, 2008 (Successor), and the three months ended March 31, 2007 (Predecessor), interest expense was approximately $0 and $373,000, respectively. Interest expense for the three months ended March 31, 2007 related to outstanding debt which was retired in the Joint Plan.  The Company has no further obligations under these loans.

Gain on Settlement of Accrued Liabilities

For the three months ended March 31, 2007, we recorded gains on the settlement of accrued liabilities of approximately $556,000.  These gains are the result of negotiations with vendors to reduce amounts owed and settle claims outside of those discharged as a result of the confirmation of the Joint Plan.

Other Income

During the three months ended March 31, 2008 (Successor), the three months ended March 31, 2007 (Predecessor), other income consisted of the following:

	SUCCESSOR	PREDECESSOR
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Collection of amounts previously considered bad debts	$-	$61,000
Interest income	-	21,000
Proceeds from the sale of office equipment, with no book value	-	13,000
Other income (expenses), net	7,000	25,000

Total other income, net	$7,000	$120,000

Bankruptcy Expense

During the three months ended March 31, 2008 (Successor) and three months ended March 31, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $0 and $126,000, respectively.  The Company has no ongoing expenses related to the Joint Plan.

Gain from Discontinued Operations

During the three months ended March 31, 2008, the Company had no gains or losses from discontinued operations.

During the three months ended March 31, 2007, gain on discontinued operations primarily relates to the sale of the Company’s SPEEDLAN product line on August 10, 2007.  During the three months ended March 31, 2007, the Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

Following is a summary of discontinued operations for the three months ended March 31, 2007 (Predecessor):

PREDECESSOR
Three Months Ended
March 31, 2007
SPEEDLAN Revenues	$323
SPEEDLAN Cost of Sales	58
SPEEDLAN Gross Profit	265
Proceeds from the sale of Wave Rider	438

Gain from discontinued operations	$703

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had cash and cash equivalents of approximately $103,000, compared to approximately $139,000 in cash and cash equivalents at December 31, 2007.  During the three month period ended March 31, 2008, overall cash decreased by approximately $36,000, primarily due to losses incurred in the period and payment of accounts payable.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

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

Timely Filing of Interim Financial Statements

On August 14, 2008, the Company filed its annual financial statements for the fiscal year ended December 31, 2007.  Current management, supplemented with qualified external resources, are in the process of the preparing its quarterly report for the period ended June 30, 2008. At the conclusion of filing this quarterly report for the period ended March 31, 2008 and the quarterly report for the period ended June 30, 2008, the  the Company will have filed all annual and quarterly financial statements that were not filed within the time periods specified in the Commission's rules and regulations.

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

AZZURRA HOLDING CORPORATION

Date:  September 3, 2008                                                                /s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)