Form 10-Q
period 2008-06-30
AZZURRA HOLDING CORP
filed 2008-09-03
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

AZZURRA HOLDING CORPORATION

TABLE OF CONTENTS

Page Number
PART I. FINANCIAL STATEMENTS	1

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (Successor)	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 (Successor) the three and six months ended June 30, 2007 (Predecessor)	2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 (Successor) and the six months ended June 30, 2007 (Predecessor)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION	11

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Securities Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	SUCCESSOR	SUCCESSOR
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37	$139
Accounts receivable	4	9

Total current assets	41	148

Total assets	$41	$148

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31	$56
Accrued liabilities	24	22

Total current liabilities and total liabilities	55	78

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 issued and outstanding	1	1
Additional paid-in capital	440	440
Accumulated deficit	(455)	(371)

Total stockholders' equity (deficit)	(14)	70

Total liabilities and stockholders' equity (deficit)	$41	$148

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2008	2007	2008	2007

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	65	364	91	601

Total operating expenses	65	364	91	601

Loss from operations	(65)	(364)	(91)	(601)

Other income (expenses):
Interest expense	-	(365)	-	(738)
Gain on settlement of accrued liabilities	-	46	-	602
Other income, net	-	27	7	147

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(65)	(656)	(84)	(590)
Bankruptcy expenses	-	(129)	-	(255)
Gain on settlement of liabilities subject to compromise and recapitalization	-	6,207	-	6,207
Gain from fresh start adjustments	-	243	-	243

INCOME (LOSS) FROM CONTINUING OPERATIONS	(65)	5,665	(84)	5,605
Gain (loss) from discontinued operations	-	(12)	-	691

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(65)	$5,653	$(84)	$6,296

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$(0.65)	$(0.08)	$(0.84)	$(0.07)
Income (loss) from discontinued operations	$-	$(0.00)	$-	$0.01
Basic and diluted loss per common share	$(0.65)	$0.08	$(0.84)	$0.08

Shares used in basic and diluted per share computation	100	75,111	100	75,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	PREDECESSOR
	June 30,	June 30,
Cash flows from operating activities:	2008	2007
Net income (loss)	$(84)	$6,296
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt extinguishments		(602)
Gain on settlement of liabilities subject to compromise and recapitalization		(6,207)
Gain on fresh start accounting adjustments		(243)
Gain on disposal of property and equipment		(13)
(Gain) loss on disposal of discontinued operations		(438)
Changes in operating assets and liabilities:
Current assets	5	368
Current liabilities	(23)	133

Net cash used in operating activities	(102)	(706)

Cash flows from investing activities:
Proceeds from the sale of discontinued operations	-	864
Proceeds from the sale of property and equipment	-	29

Net cash provided by investing activities	-	893

Cash flows from financing activities:
Proceeds from the sale of common stock	-	30
Repayment of debt pursuant to the Joint Plan	-	(1,700)

Net cash used in financing activities	-	(1,670)

Net increase (decrease) in cash and cash equivalents	(102)	(1,483)

Cash and cash equivalents at beginning of the period	139	1,849

Cash and cash equivalents at end of the period	$37	$366

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Basis of Presentation

As discussed in Note 1, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and, accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) which requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities on its balance sheet.

The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses as of June 28, 2007 (for presentation purposes, June 30, 2007).  Accordingly, the Company’s consolidated financial statements for periods prior to June 30, 2007 will not be comparable to financial statements presented subsequent to June 30, 2007.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

Following is a summary of discontinued operations for the three months and six ended ended June 30, 2007 (Predecessor):

	PREDECESSOR	PREDECESSOR
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
SPEEDLAN Revenues	$21	$344
SPEEDLAN Cost of Sales	33	91
SPEEDLAN Gross Profit	(12)	253
Proceeds from the sale of Wave Rider	-	438

Gain (Loss) from discontinued operations	$(12)	$691

The Company had no discontinued operations in the three and six months ended June 30, 2008.

4.	NET INCOME (LOSS) PER SHARE

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

The authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value.  As of June 30, 2008, the Company had 100,000 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS

On June 28, 2007, the Joint Plan was declared effective.  Pursuant to Fresh Start Accounting, the Company will discuss in the results of operation below, the results for the three and six months ended June 30, 2008, as the Successor Company and the results for the three and six months ended June 30, 2007, as the Predecessor Company.

During the three months ended September 30, 2007, the Company sold all of its remaining assets and ceased operations.

Sales

During the three and six months ended June 30, 2008 (Successor) the Company had no sales.  During the three and six months ended June 30, 2007 (Predecessor), the Company’s sales are included in Discontinued Operations due to discontinuation of all of its product lines.  See “Discontinued Operations” discussion below.

Gross Profit (Loss)

During the three and six months ended June 30, 2008 (Successor), the Company had no gross profit (loss) as it did not have sales during the periods.  During  the three and six months ended June 30, 2007 (Predecessor), the Company’s gross profits are included in Discontinued Operations, as due to the discontinuation of its product lines.  See “Discontinued Operations” discussion below.

General and Administrative

During the three months ended June 30, 2008 (Successor), and the three months ended June 30, 2007 (Predecessor), general and administrative expenses were approximately $65,000 and $364,000, respectively.  During the six months ended June 30, 2008 (Successor) and the six months ended June 30, 2007 (Predecessor), general and administrative expenses were approximately $91,000 and $601,000, respectively.  The decrease in general and administrative expenses during the three and six months ended June 30, 2008 relates primarily to the discontinuation of operations and reduction of general and administrative support needed.  Ongoing general and administrative costs relate to maintenance of compliance and public company regulations.

Interest Expense

During the three months ended June 30, 2008 (Successor), and the three months ended June 30, 2007 (Predecessor), interest expense was approximately $0 and $365,000, respectively.   During the six months ended June 30, 2008 (Successor) and the six months ended June 30, 2007 (Predecessor), interest expense was $0 and $738,000, respectively.  Interest expense for the three and six months ended June 30, 2007 related to outstanding debt which was retired in the Joint Plan.  The Company has no further obligations under these loans.

Gain on Settlement of Accrued Liabilities

For the three months ended June 30, 2007, we recorded gains on the settlement of accrued liabilities of approximately $602,000.  These gains are the result of negotiations with vendors to reduce amounts owed and settle claims outside of those discharged as a result of the confirmation of the Joint Plan.

Other Income

During the three and six months ended June 30, 2008 (Successor), the three and six months ended June 30, 2007 (Predecessor), other income consisted of the following:

	SUCCESSOR	PREDECESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Collection of amounts previously considered bad debts	$-	$61,000	$-	$61,000
Interest income	-	16,000	-	36,000
Proceeds from the sale of office equipment, with no book value	-	-	-	13,000
Other income (expenses), net	-	11,000	7,000	37,000

Total other income, net	$-	$27,000	$7,000	$147,000

Bankruptcy Expense

During the three months ended June 30, 2008 (Successor) and three months ended June 30, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $0 and $129,000, respectively.  During the six months ended June 30, 2008 (Successor) and the six months ended June 30, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $0 and $255,000.  The Company has no ongoing expenses related to the Joint Plan.

Gain (Loss) from Discontinued Operations

During the three and six months ended June 30, 2008, the Company had no losses from discontinued operations.

During the three and six months ended June 30, 2007, gain (loss) on discontinued operations primarily relates to the sale of the Company’s SPEEDLAN product line on August 10, 2007.  During the six months ended June 30, 2007, the Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

Following is a summary of discontinued operations for the three and six months ended June 30, 2007 (Predecessor):

	PREDECESSOR	PREDECESSOR
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
SPEEDLAN Revenues	$21	$344
SPEEDLAN Cost of Sales	33	91
SPEEDLAN Gross Profit	(12)	253
Proceeds from the sale of Wave Rider	-	438

Gain (Loss) from discontinued operations	$(12)	$691

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had cash and cash equivalents of approximately $37,000, compared to approximately $139,000 in cash and cash equivalents at December 31, 2007.  During the six month period ended June 30, 2008, overall cash decreased by approximately $102,000, primarily due to losses incurred in the period and payments of accounts payable.

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