Form 10-Q
period 2008-09-30
AZZURRA HOLDING CORP
filed 2008-11-05
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

(310) 880-7792
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES /_/ No /X /

As of October 31, 2008 there were 100,000, shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  /_/;   No /X/

AZZURRA HOLDING CORPORATION

Page Number

PART I. FINANCIAL STATEMENTS	1

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Successor)	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 (Successor) the three months ended September 30, 2007 (Successor) and six months ended June 30, 2007 (Predecessor)	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (Successor) and the three months ended September 30, 2007 (Successor) and the six months ended June 30, 2007 (Predecessor)	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Securities Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

SignaSS Signatures	16

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	SUCCESSOR	SUCCESSOR
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58	$139
Accounts receivable	4	9

Total current assets	62	148

Total assets	$62	$148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31	$56
Accrued liabilities	-	22

Total current liabilities and total liabilities	31	78

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 issued and outstanding	1	1
Additional paid-in capital	510	440
Accumulated deficit	(480)	(371)

Total stockholders' equity	31	70

Total liabilities and stockholders' equity	$62	$148

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Six Months Ended June 30,

	2008	2007	2008	2007

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	26	174	117	601

Total operating expenses	26	174	117	601

Loss from operations	(26)	(174)	(117)	(601)

Other income (expenses):
Interest expense	-	-	-	(738)
Gain on settlement of accrued liabilities	-	-	-	602
Other income, net	1	39	8	147

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(25)	(135)	(109)	(590)
Bankruptcy expenses	-	(95)	-	(255)
Gain on settlement of liabilities subject to compromise and recapitalization	-	-	-	6,207
Gain from fresh start adjustments	-	-	-	243

INCOME (LOSS) FROM CONTINUING OPERATIONS	(25)	(230)	(109)	5,605
Gain (loss) from discontinued operations	-	(22)	-	691

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(25)	$(252)	$(109)	$6,296

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$(0.25)	$(1.74)	$(1.09)	$0.07
Income (loss) from discontinued operations	$-	$(0.22)	$-	$0.01
Basic and diluted income (loss) per common share	$(0.25)	$(2.52)	$(1.09)	$0.08

Shares used in basic and diluted per share computation	100	100	100	75,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Nine Months Ended September 30,	Three Months Ended September 30,	Six Months Ended June 30, June 30,

	2008	2007	2007
Cash flows from operating activities:
Net income (loss)	$(109)	$(252)	$6,296
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt extinguishments	-	-	(602)
Gain on settlement of liabilities subject to compromise and recapitalization	-	-	(6,207)
Gain on fresh start accounting adjustments	-	-	(243)
Gain on disposal of property and equipment	-	-	(13)
(Gain) loss on disposal of discontinued operations	-	22	(438)
Changes in operating assets and liabilities:	-	-
Current assets	5	-	368
Current liabilities	(47)	(23)	133

Net cash used in operating activities	(151)	(207)	(706)

Cash flows from investing activities:
Proceeds from the sale of discontinued operations	-	58	864
Proceeds from the sale of property and equipment	-	-	29

Net cash provided by investing activities	-	58	893

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	30
Proceeds from recovered bank account	70	-	-
Repayment of debt pursuant to the Joint Plan	-	-	(1,700)

Net cash provided in (used by) financing activities	70	-	(1,670)

Net decrease in cash and cash equivalents	(81)	(149)	(1,483)

Cash and cash equivalents at beginning of the period	139	366	1,849

Cash and cash equivalents at end of the period	$58	217	$366

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

On August 10, 2007, the Company sold its SPEEDLAN product line, for and in consideration for $100,000, consisting of cash of $78,000, future royalties not to exceed an additional $22,000, plus the assumption of all warranty obligations associated with the product line.  Subsequent to September 30, 2008, the Company accepted $6,000 in consideration for a release of all future royalties that may be due and payable the Company.   The Company elected to sell its SPEEDLAN product line since sales of the product line had decreased substantially since confirmation of the Joint Plan, and since the cost to maintain, support and satisfy warranty obligations did not justify the continued sale of SPEEDLAN products by the Company.  In addition, sales were not anticipated to increase due to the fact that the SPEEDLAN product was not competitive, in terms of price or features, with other products offered by more established, and financially stronger competitors.  The operations of this business unit has been segregated and shown as discontinued operations in the 2007 periods.  As a result of this sale, the Company has no operating business, and management and Board of Directors are exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities or similar business combination.

Following is a summary of discontinued operations for the three months ended September 30, 2007 (Successor) and the six months ended June 30, 2007 (Predecessor):

	SUCCESSOR	PREDECESSOR
	Three Months Ended	Six Months Ended
	September 30,	June 30,
	2007	2007
SPEEDLAN Revenues	$11	$344
SPEEDLAN Cost of Sales	(33)	91
SPEEDLAN Gross Profit	(22)	253
Proceeds from the sale of Wave Rider	-	438

Gain (Loss) from discontinued operations	$(22)	$691

The Company had no discontinued operations in the three and nine months ended September 30, 2008.

4.	NET INCOME (LOSS) PER SHARE

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

The authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value.  As of September 30, 2008, the Company had 100,000 shares of common stock issued and outstanding.

6.	CONTINGENCIES

In connection with the liquidation of a former subsidiary during 2007, the Company has recovered approximately $70,000 related to a lockbox account.  Had the account been recorded on the Company's books when fresh-start accounting was adopted, the adjustment to Additional Paid-in Capital would have been impacted.  As such, the Company has recorded the recovery as Additional Paid-in Capital.  While management believes the cash is rightfully the assets of the Company, any liability which could subsequently be raised regarding this recovery will be recorded when and if asserted and the amount is estimable.

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

RESULTS OF OPERATIONS

On June 28, 2007, the Joint Plan was declared effective.  Pursuant to Fresh Start Accounting, the Company will discuss in the results of operation below, the results for the three and nine months ended September 30, 2008,and the three months ended September 30, 2007, as the Successor Company and the results for the six months ended June 30, 2007, as the Predecessor Company.

During the three months ended September 30, 2007, the Company sold all of its remaining assets and ceased operations.

Sales

During the three and nine months ended September 30, 2008 (Successor) and the three months ended September 30, 2007 (Successor) the Company had no sales.  During the six months ended June 30, 2007 (Predecessor), the Company’s sales are included in Discontinued Operations due to discontinuation of all of its product lines.  See “Discontinued Operations” discussion below.

Gross Profit (Loss)

During the three and nine months ended September 30, 2008 (Successor) and the three months ended September 30, 2007, the Company had no gross profit (loss) as it did not have sales during the periods.  During  the six months ended June 30, 2007 (Predecessor), the Company’s gross profits are included in Discontinued Operations, as due to the discontinuation of its product lines.  See “Discontinued Operations” discussion below.

General and Administrative

During the three months ended September 30, 2008 (Successor), and the three months ended September 30, 2007 (Predecessor), general and administrative expenses were approximately $26,000 and $174,000, respectively.  During the nine months ended September 30, 2008 (Successor), the three months ended September 30, 2007 (Successor) and the six months ended June 30, 2007 (Predecessor), general and administrative expenses were approximately $117,000, $174,000, and $601,000, respectively.  The decrease in general and administrative expenses during the 2008 periods relates primarily to the discontinuation of operations and reduction of general and administrative support needed.  Ongoing general and administrative costs relate to maintenance of compliance and public company regulations.

Interest Expense

During the six months ended June 30, 2007 (Predecessor), interest expense was $738,000 related to outstanding debt which was retired in the Joint Plan.

Gain on Settlement of Accrued Liabilities

For the six months ended June 30, 2007, we recorded gains on the settlement of accrued liabilities of approximately $602,000.  These gains are the result of negotiations with vendors to reduce amounts owed and settle claims outside of those discharged as a result of the confirmation of the Joint Plan.

Other Income

During the three and nine months ended September 30, 2008 (Successor), the three months ended September 30, 2007 (Successor) and six months ended June 30, 2007 (Predecessor), other income consisted of the following:

	SUCCESSOR	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Three Months Ended	Three Months Ended	Nine Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2008	2007	2008	2007
Collection of amounts previously considered bad debts	$-	$-	$-	$61,000
Interest income	-	-	-	36,000
Proceeds from the sale of office equipment, with no book value	-	-	-	13,000
Other income (expenses), net	1,000	39,000	8,000	37,000

Total other income, net	$1,000	$39,000	$8,000	$147,000

Bankruptcy Expense

During the three and nine months ended September 30, 2008, the company did not incur expenses related to the Joint Plan.  During the three months ended September 30, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $95,000.  During the six months ended June 30, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $0 and $255,000.  The Company has no ongoing expenses related to the Joint Plan.

Gain (Loss) from Discontinued Operations

During the three and nine months ended September 30, 2008, the Company had no losses from discontinued operations.

During the three months ended September 30, 2007 and the and six months ended June 30, 2007, gain (loss) on discontinued operations primarily relates to the sale of the Company’s SPEEDLAN product line on August 10, 2007.  During the six months ended June 30, 2007, the Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

Following is a summary of discontinued operations for the three months ended September 30, 2007 (Successor) and six months ended June 30, 2007 (Predecessor):

	SUCCESSOR	PREDECESSOR
	Three Months Ended	Six Months Ended
	September 30,	June 30,
	2007	2007
SPEEDLAN Revenues	$11	$344
SPEEDLAN Cost of Sales	33	91
SPEEDLAN Gross Profit	(22)	253
Proceeds from the sale of Wave Rider	-	438

Gain (Loss) from discontinued operations	$(22)	$691

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had cash and cash equivalents of approximately $58,000, compared to approximately $139,000 in cash and cash equivalents at December 31, 2007.  During the nine month period ended September 30, 2008, overall cash decreased by approximately $81,000, primarily due to losses incurred in the period and payments of accounts payable, partially offset by the recovery of $70,000, representing cash balances recovered from a former subsidiary of WaveRider, representing cash balances maintained in a closed account owned by WaveRider.  This recovery has been accounted for as an increase in Additional Paid-in Capital in the accompanying condensed consolidated financial statement.

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

Following the filing of the Bankruptcy Petition on October 31, 2006, the Company terminated substantially all of its accounting personnel.  In addition, we changed our accounting software systems.  These factors resulted in the delayed preparation and timely filing of our financial statements.  Each of these factors contributed to a material weakness in our entity level control environment.  While the Company is now current in its reporting with the Securities and Exchange Commission, the weaknesses in our entity level control environment arguably persist.

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

Where necessary, we will supplement personnel with qualified external advisors.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

                        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZURRA HOLDING CORPORATION

Date:  November 5, 2008                                                 /s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)