Form 10-K
period 2008-12-31
AZZURRA HOLDING CORP
filed 2009-04-13
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
(310) 242-5699
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☒   No☐

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter as reported in the National Quotation Bureau’s “pink sheets.”, was approximately $100.00.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports requird to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒ No ☐

The number of shares of Common Stock outstanding as of April 7, 2009 was 100,000.

-i-

The following information contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements are characterized by words such as "plan," "expect," "believe," "intend," "would", "will" and similar words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Risk Factors Affecting Azzurra Holding Corporation," and elsewhere in this Annual Report on Form 10-K.

PART 1

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

Azzurra Holding Corporation, formerly, Wave Wireless Corporation (“Azzurra”, the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 6080 Centre Drive, Suite 600, Los Angeles, California 90045, and our telephone number is 310-242-5699.

On October 31, 2006, Azzurra filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Court”).  During the pendency of the bankruptcy proceedings, and with Court approval, the Company sold substantially all of its assets prior to December 31, 2006.  The Company’s remaining operating assets were sold in August 2007, subsequent to the confirmation by the Court on June 14, 2007 of a Joint Plan of Reorganization.  Because of the sale of all of our operating businesses, the Company has no ongoing operations.   The Board has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

During the year ended December 31, 2008, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation.

Employees

As of December 31, 2008, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

ITEM 1A.                                RISK FACTORS

An investment in our common stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, including the financial statements and the related notes, before you decide whether to invest in our common stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

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

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

•	Make a suitability determination prior to selling a penny stock to the purchaser;

•	Receive the purchaser’s written consent to the transaction; and

•	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property.  The Company’s corporate headquarters are located in the offices of our President and Chief Executive Officer, located in Los Angeles, California.  The Company is not obligated under the terms of the lease, which continues through April 2009.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is currently no established public trading market for the Company’s common stock, which is quoted in the National Quotation Bureau’s “pink sheets.”  The following table sets forth the range of high and low sale prices of our common stock, as quoted in the National Quotation Bureau’s “pink sheets”.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

On April 9, there were three stockholders of record of our common stock.
	PRICE RANGE OF COMMON STOCK

	HIGH	LOW
Year Ended December 31, 2008:
First Quarter	$0. 001	$0. 001
Second Quarter	0. 001	0. 001
Third Quarter	0. 001	0. 001
Fourth Quarter	0. 001	0. 001

Year Ended December 31, 2007:
First Quarter	$0.001	$0.001
Second Quarter	0.001	0.001
Third Quarter	0.001	0.001
Fourth Quarter	0.001	0.001

DIVIDENDS

To date, we have not paid any cash dividends on shares of our common stock. We do not anticipate that funds will be legally available to make the required dividend payments in the foreseeable future, and such obligations therefore will accrue in arrears until such time as we have legally available funds to make the required distributions.

EQUITY COMPENSATION PLANS

The Company does not currently have any equity compensation plans for which equity securities are authorized to be issued.

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" beginning on Page _ of this Annual Report on Form 10-K.

See also the Notes to the Consolidated Financial Statements in the accompanying financial statements starting at F-2.

RESULTS OF OPERATIONS (in Thousands)

On June 28, 2007, the Joint Plan was declared effective.  Pursuant to Fresh Start Accounting, the Company will discuss in the results of operation below, the results for the year ended December 31, 2008, and the six months ended December 31, 2007, as the Successor Company and the results for the six months ended June 30, 2007, as the Predecessor Company.

During the six months ended December 31, 2007, the Company sold all of its remaining assets and ceased operations.

Sales

During the year ended December 31, 2008 (Successor) and the six months ended December 31, 2007 (Successor) the Company had no sales.  During the six months ended June 30, 2007 (Predecessor), the Company’s sales are included in Discontinued Operations due to discontinuation of all of its product lines.  See “Discontinued Operations” discussion below.  Because the Company has ceased all operations, and is currently a “shell” company, no sales are expected in the future, pending the acquisition of an operating business.

Gross Profit (Loss)

During year ended December 31, 2008 (Successor) and the six months ended December 31, 2007 (Successor), the Company had no gross profit (loss) as it did not have sales during the periods.  During  the six months ended June 30, 2007 (Predecessor), the Company’s gross profits are included in Discontinued Operations, due to the discontinuation of its product lines.  See “Discontinued Operations” discussion below.

General and Administrative

During the year ended December 31, 2008 (Successor), and the six months ended December 31, 2007 (Predecessor), general and administrative expenses were approximately $131,000 and $272,000, respectively.  During the six months ended June 30, 2007 (Predecessor), general and administrative expenses were approximately $601,000.  General and administrative expenses during the period reported consist principally of legal, auditing, and related costs associated with the preparation of the Company’s financial statements, the administration of the bankruptcy proceeding, and related costs and expenses.  The decrease in general and administrative expenses during the 2008 periods relates primarily to the discontinuation of operations and reduction of general and administrative support.  Ongoing general and administrative costs relate to public company compliance, preparation of and filing of tax returns, and related costs and expenses.

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

Other Income

During the year ended December 31, 2008 (Successor), the six months ended December 31, 2007 (Successor) and six months ended June 30, 2007 (Predecessor), other income consisted of the following:

	SUCCESSOR	SUCCESSOR	PREDECESSOR
	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended June 30, 2007
Collection of amounts previously considered bad debts	$-	$-	$61,000
Interest income			36,000
Proceeds from the sale of office equipment, with no book value			13,000
Other income (expense), net	9,000	39,000	37,000

Total other income, net	$9,000	$39,000	$147,000

Bankruptcy Expense

During the year ended December 31, 2008, the Company did not incur any material expenses related to the Joint Plan.  During the six months ended December 31, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $116,000.  During the six months ended June 30, 2007 (Predecessor), the Company incurred expenses related to the Joint Plan of $255,000.  The Company has no material ongoing expenses related to the Joint Plan.

Gain (Loss) from Discontinued Operations

During the year ended December 31, 2008, the Company had no losses from discontinued operations.

During the six months ended December 31, 2007 and the and six months ended June 30, 2007, gain (loss) on discontinued operations primarily relates to the sale of the Company’s SPEEDLAN product line on August 10, 2007.  During the six months ended June 30, 2007, the Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

Following is a summary of discontinued operations for the six months ended December 31, 2007 (Successor) and six months ended June 30, 2007 (Predecessor):
	SUCCESSOR	PREDECESSOR
	Six Months Ended	Six Months Ended
	December 31,	June 30,
	2007	2007
SPEEDLAN Revenues	$11	$344
SPEEDLAN Cost of Sales	33	91
SPEEDLAN Gross Profit	(22)	253
Proceeds from the sale of Wave Rider	-	438

Gain (Loss) from discontinued operations	$(22)	$691

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had cash of approximately $66,000, compared to approximately $139,000 in cash at December 31, 2007.  During the twelve month period ended December 31, 2008, overall cash decreased by approximately $73,000, primarily due to losses incurred in the period and payments of accounts payable, partially offset by the recovery of $70,000, representing cash balances recovered from a former subsidiary of WaveRider, representing cash balances maintained in a closed account owned by WaveRider, and recovery of $11,000 from certain escrows maintained by the Company in connection with the administration of the Joint Plan, and collection of certain accounts receivable previously deemed uncollectable.  These receipts have been accounted for as an increase in Additional Paid-in Capital in the accompanying condensed consolidated financial statement.

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

ITEM 7A.                                QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page __.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based upon this assessment, management identified the following material weakness in the Company's internal control over financial reporting.

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

Where necessary, we will supplement personnel with qualified external advisors.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
 Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors as of April 9, 2009:

Name	Age	Position
Daniel W. Rumsey	48	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Mark Schaftlein	47	Director
Richard Reiss	52	Director

Daniel W. Rumsey.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006 upon the filing of the Bankruptcy Petition.  Mr. Rumsey is currently serving as a consultant to the Company in the capacity of President, Chief Executive Officer and Chief Financial Officer.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey currently is the President and Founder of SEC Connect, LLC, an EDGAR filing agent, and is Managing Partner of the Disclosure Law Group.  He also serves as a director of World Racing Group, Inc. and XELR8 Holdings, Inc.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

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

BOARD COMMITTEES AND MEETINGS

Each member of the Board of Directors serves for annual terms or until his successor is elected.  The Board of Directors currently has an Audit Committee.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions. A copy of the Company’s Code of Ethics is filed as Exhibit 14.1 hereto. The Company will provide to the public, free of charge, a copy of the code of ethics upon request in writing to the Company’s Chief Executive Officer at Azzurra Holding Corporation at 6080 Centre Drive, Suite 600, Los Angeles, California 90045.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2008.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer, along with our former Chief Executive Officers, and Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Daniel W. Rumsey(1) Chief Executive Officer and Chief Financial Officer	2008			15,000(2)	15,000
	2007	110,638	20,000	45,000(3)	175,638
	2006	191,442	-	15,000(3)	206,442

(1)                   Mr. Rumsey’s employment was terminated on April 1, 2006 as a result of the WaveRider Merger; however, Mr. Rumsey continued to receive severance payments under his employment agreement until September 2007.  Mr. Rumsey assumed the position of Chief Restructuring Officer upon the filing of the Bankruptcy Petition.  Mr. Rumsey is currently a consultant to the Company, serving in the capacity as President and Chief Executive Officer, and Chief Financial Officer.

(2)                   Mr. Rumsey was paid $15,000 for consulting services to the Company during 2008.  In addition, the Company reimburses Mr. Rumsey $1,000 per month for expenses incurred in maintaining the books and records of the Company, among other expenses.

(3)                   From November 2006 to January 1, 2007, WaveRider paid Mr. Rumsey $7,500 per month for administrative services relating to the liquidation of WaveRider, and paid Mr. Rumsey $45,000 for his services to WaveRider during 2007.

DIRECTOR COMPENSATION

During 2007, Richard Reiss was paid $16,500 in consideration for his service to the Board of Directors.  No other director received any consideration for service to the Board during 2008 or 2007, due to the deteriorating financial condition of the Company.  In is not intended that non-employee directors will receive cash compensation for their service as directors in the immediate future.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests, including common stock and preferred stock, as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The following table presents information concerning the beneficial ownership of all shares of common stock of the Company issued in connection with the Joint Plan, as of December 1, 2007.  The Company has no other shareholders at December 1, 2008.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 100,000 shares of common stock outstanding as of December 31, 2008.

Name and Address of Beneficial Owner	Common Stock	Percentage of Shares Outstanding
SDS Capital Group SPC, Ltd. 113 Church Street P.O. Box 134GT Grand Canyon, Cayman Islands	80,000	80%
CGA Resources LLC c/o Cass G. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	10,000	10%
Smithfield Fiduciary LLC c/o Highbridge Capital Management 1350 Avenue of the Americas 33rd Floor New York, NY 10019	10,000	10%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
 Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry, Bekaert & Holland, L.L.P. ("Cherry Bekaert") has been retained by the Audit Committee as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2008. The aggregate fees Cherry Bekaert billed us in 2008 for audit services, including for review of our interim financial statements, post-report review procedures and the issuance of consents in connection with the filing of registration statements, was approximately $29,000.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2007 Federal and state tax returns in 2008, for which Cherry Bekaert billed us $4,500.  Cherry Bekaert did not perform any other non-audit related services in 2008.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have listed the exhibits filed as part of this Annual Report on Form 10-K in the accompanying exhibit index, which follows the signature page to this Annual Report. The exhibits marked with an asterisk (*) are included with and filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheets of Azzurra Holding Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Notes 2 and 3, the Company reorganized under Chapter 11 of the U.S. Bankruptcy Code under a plan of reorganization that was confirmed by the Bankruptcy Court on June 28, 2007.  Additionally, during 2007 the Company discontinued its remaining operations.  As a result, the Company is exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities.  The discontinuance of all the Company's remaining operations in 2007 raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cherry, Bekaert & Holland, L.L.P.
Tampa, Florida April 9, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$66	$139
Accounts receivable	-	9

Total current assets	66	148

Total assets	$66	$148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	31	56
Other accrued liabilities	6	22

Total current liabilities and total liabilities	37	78

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 shares issued and outstanding	1	1
Additional paid-in capital	521	440
Accumulated deficit	(493)	(371)

Total stockholders' equity	29	70

Total liabilities and stockholders' equity	$66	$148

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	SUCCESSOR		PREDECESSOR
	Year Ended December 31, 2008	Six Months Ended December 31, 2007	Six Months Ended June 30, 2007(1)
Sales	$-	$-	$-
Cost of sales	-	-	-

Gross profit (loss)	-	-	-

OPERATING EXPENSES:
General and administrative	131	272	601

Total operating expenses	131	272	601

LOSS FROM OPERATIONS:	(131)	(272)	(601)

OTHER INCOME (EXPENSE):
Interest expense	-	-	(738)
Gain on settlement of accrued liabilities	-	-	602
Other income, net	9	39	147

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(122)	(233)	(590)
Bankruptcy expenses	-	(116)	(255)
Gain on settlement of liabilities subject to compromise and recapitalization	-	-	6,207
Gain from fresh start adjustments	-	-	243

INCOME (LOSS) FROM CONTINUTING OPERATIONS	(122)	(349)	5,605
Gain (loss) from discontinued operations	-	(22)	691

Net income (loss)	(122)	(371)	6,296

Basic and diluted loss per common share
Income (loss) from continuing operations	$(1.22)	$(3.49)	$0.08
Income (loss) from discontinued operations	$(0.00)	$(0.22)	$0.00
Basic and diluted loss per common share	$(1.22)	$(3.71)	$0.08

Shares used in basic and diluted per share computation(1)	100	100	75,111

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

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008
(In thousands)

	Preferred Stock	Common Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2006	20,380	75,111	8	391,660	(74)	(417,859)	(5,885)
Net income	-	-	-	-	-	6,296	6,296
Reorganization pursuant to Joint Plan	(20,380)	(75,111)	(8)	(391,249)	74	411,563	-
Issuance of new common stock	-	100	1	29	-	-	30

Balance at June 30, 2008 (1)	-	100	1	440	-	-	441

Net loss	-	-	-	-	-	(371)	(371)

Balance at December 31, 2007	$-	100	$1	$440	$-	$(371)	$70

Recovery of predecessor funds				70			70
Recovery of funds from bankruptcy court				11			11
Net loss						(122)	(122)
Balance at December 31, 2008	$-	100	$1	$521	$-	$(493)	$29

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

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SUCCESSOR		PREDECESSOR
	Year Ended December 31, 2008	July 1, 2007 to December 31, 2007	January 1, 2007 to June 30, 2007(1)
Cash flows from operating activities:
Net income (loss)	$(122)	$(371)	$6,296
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain on sale of equipment	-		(13)
Gain on settlement of accounts payable	-		(602)
Gain on settlement of liabilities subject to compromise	-		(6,207)
Gain on fresh start accounting	-		(243)
Gain (loss) on disposal of discontinued operations	-	22	(438)
Changes in operating assets and liabilities:
Current assets	9	26	368
Current liabilities	(41)	26	133

Net cash provided by (used in) operating activities	(154)	(297)	706

Cash flows from investing activities:
Proceeds from the sale of discontinued operations	-	70	864
Proceeds from the sale of property and equipment	-	-	29

Net cash provided by investing activities	-	70	893

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	30
Proceeds from recovered bank account	70	-	-
Proceeds recovered from bankruptcy court	11	-	-
Repayment of debt pursuant to the Joint Plan	-	-	(1,700)
Net cash provided by (used in) financing activities	81	-	(1,670)

Net decrease in cash and cash equivalents	(73)	(227)	(1,483)

Cash and cash equivalents at beginning of the period	139	366	1,849

Cash and cash equivalents at end of the period	$66	$139	$366

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

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 1, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and, accordingly, the accompanying consolidated financial statements of the Predecessor have also been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) which requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities on its balance sheets.

The accompanying consolidated financial statements have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") which requires an entity to distinguish pre-petition liabilities subject to compromise from post-petition liabilities.  In addition, SOP 90-7 requires that charges and credits resulting from the reorganization and restructuring of the organization be reported separately in the statements of operations as reorganization items, except those required to be reported as discontinued operations.  The Company’s emergence from bankruptcy resulted in a new reporting entity with no retained earnings or accumulated losses as of June 28, 2007 (for presentation purposes, June 30, 2007).  Accordingly, the Company’s consolidated financial statements for periods prior to June 30, 2007 will not be comparable to subsequent periods.

The Company implemented “fresh start” accounting and reporting in accordance with SOP 90-7 upon its emergence from bankruptcy.  Assets and liabilities were adjusted, as necessary, to their fair values. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

The following table reflects the debt and equity restructuring, reorganization adjustments and the adoption of fresh start accounting to the Company’s consolidated balance sheet as of June 28, 2007.

	Predecessor							Successor
	June 28, 2007	Debt and Equity Restructuring		Reorganization Adjustments		Fresh Start Adjustments		June 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,036	$-		$(1,670)	(a)	$-		$366
Accounts receivable	27	-		-		-		27
Prepaid taxes	-	-		-		-		-
Total current assets	2,063	-		(1,670)		-		393

Goodwill	100	-		-		-		100

Total assets	$2,163	$-		$(1,670)		$-		$493

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities (subject to compromise):
Accounts payable	$864	$(834)	(b)	-		$-		$30
Other accrued liabilities	2,607	(2,342)	(b)	-		(243)	(e)	22
Deferred revenue	1,322	(1,322)	(b)	-		-		-
Derivative liability for excess shares	30	(30)	(b)	-		-		-
Current maturities of long-term debt	3,379	(1,679)	(b)	(1,700)	(a)	-		-

Total current liabilities and total liabilities	8,202	(6,207)		(1,700)		(243)		52

Stockholders' equity (deficit):
Preferred Stock	20,380	(20,380)	(c)(1)	-		-		-
Common Stock	8	(7)	(c)	-	(d)			1
Treasury Stock	(74)	74	(c)	-		-		-
Additional paid-in capital	391,660	20,313	(b)(c)	30	(a)(d)	(411,563)	(f)	440
Accumulated deficit	(418,013)	6,207		-		411,806	(e)(f)	-

Total stockholders' equity (deficit)	(6,039)	6,207		30		243		441

Total liabilities and stockholders' equity (deficit)	$2,163	$-		$(1,670)		$-		$493

Debt and equity restructuring, reorganization adjustments, and fresh start accounting adjustments consist primarily of the following:

(a)	To record payment of $1,700,000 to SDS on June 28, 2007, subject to the Joint Plan, and receipt of $30,000 from the Equity Financing.
(b)	To record the discharge of subject to compromise liabilities as described in the Joint Plan.

(c)	To record the discharge/termination of all outstanding Series E, Series G, Series J and Series J-1 Preferred Stock. Common Stock, and Treasury Stock of Old AHC in accordance with the Joint Plan.
(d)	To record issuance of 30,000 shares of common stock, $0.01 par value, under the Equity Financing valued at $1.00 per share.

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

During the year ended December 31, 2008, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant inter-company accounts and transactions have been eliminated.

Income Tax

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Income (Loss) per Share

Basic and diluted income (loss) per common share are computed by dividing the net income (loss) by the weighted average common shares outstanding.  No options or warrants with an exercise price below market were outstanding for any period.  Any such shares issuable subject to those option and warrant agreements were not considered in the determination of net income or loss per share because their effect would have been anti-dilutive.  All options were cancelled in 2006 and warrants were cancelled upon the effective date of the Joint Plan in 2007.

Discontinued Operations

As a result of the sale of all of the Company’s operating businesses in 2007, no continuing operations exist other than on-going continuing general and administrative expenses relating to sustaining the public shell and winding down the affairs of the Company’s wholly-owned subsidiary.  As such, all operations other than on-going general and administrative expenses are presented as discontinued operations in the accompanying statement of operations.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements which would have any impact on the Company.

3.	GOING CONCERN

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

4.	STOCKHOLDERS’ EQUITY

At December 31, 2008, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value and 100,000 shares were issued and outstanding.

Activity with respect to the various equity instruments for the period from January 1, 2007 through June 28, 2007 is as follows:

•
Series E and G Convertible Preferred Stock – The Company had designated 2,000 and 10,000 shares of its Preferred Stock as Series E and G, respectively, Convertible Preferred Stock.  Both issuances had a liquidation preference amount equal to $1,000 per share and were convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.50.  All outstanding shares were discharged in accordance with the Joint Plan.

•
Series J and J-1 Convertible Preferred Stock – The Company had designated 10,000 and 300 shares of its Preferred Stock as Series J and J-1, respectively, Convertible Preferred Stock.  Both issuances had a liquidation preference amount equal to $7,500 per share and were convertible into a number of shares of common stock equal to the liquidation preference amount divided by the conversion price of $0.075.  All outstanding shares were discharged in accordance with the Joint Plan.

•
At January 1, 2007, 51,351,000 common stock warrants were outstanding at prices ranging from $0.0001 to $1,275 per share.  All outstanding common stock warrants were discharged in accordance with the Joint Plan.

•	The Company had a Stockholder Rights Agreement that was terminated under the Joint Plan.

5.	CONTINGENCIES

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

6.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):
	December 31,
	2008	2007
Net operating loss carry-forwards	$134,790	$134,721
Credit carry-forwards	3,888	4,028
Reserves and other	82	82
Total deferred tax assets	$138,760	$138,831
Valuation allowance	(138,760)	(138,831)
Net deferred tax asset	$--	$--

The Federal and state net operating loss carryforward for tax purposes is approximately $362.4 million and $138.3 million, respectively, at December 31, 2008, which begin to expire in 2012.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company under the Joint Plan confirmed by the Court on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the staturory Federal income tax rate to its effective tax rate is as follows:

	December 31,
	2008	2007

Income tax benefit at federal statutory rate	-35.0%	-35.0%
State income taxes net of federal benefit	-5.8%	-5.8%
Expiring credits and other	-15.9%	-5.8%
Change in valuation allowance	56.7%	46.6%

Total	0.0%	0.0%

7.	DISCONTINUED OPERATIONS

During the six months ended December 31, 2007 and the and six months ended June 30, 2007, gain (loss) on discontinued operations primarily relates to the sale of the Company’s SPEEDLAN product line on August 10, 2007.  During the six months ended June 30, 2007, the Company received $438,000 on the settlement of a royalty agreement with WaveRider Australia, which was sold during 2006.

Following is a summary of discontinued operations for the six months ended December 31, 2007 (Successor) and six months ended June 30, 2007 (Predecessor):

	SUCCESSOR	PREDECESSOR
	Six Months Ended	Six Months Ended
	December 31,	June 30,
	2007	2007
SPEEDLAN Revenues	$11	$344
SPEEDLAN Cost of Sales	33	91
SPEEDLAN Gross Profit	(22)	253
Proceeds from the sale of Wave Rider	-	438

Gain (Loss) from discontinued operations	$(22)	$691

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2009	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel W. Rumsey	Chief Executive Officer
Daniel W. Rumsey	(Principal Executive Officer)	April 13, 2009

/s/ Daniel W. Rumsey	(Principal Financial Officer and
Daniel W. Rumsey	Principal Accounting Officer)	April 13, 2009

/s/ Richard Reiss	Director of the Company	April 13, 2009
Richard Reiss

/s/ Mark Shaftlein	Director of the Company	April 13, 2009
Mark Shaftlein

 INDEX OF EXHIBITS

2.3 (1)	Joint Plan of Reorganization
3.1 (1)	Amended and Restated Articles of Incorporation
3.2 (1)	Amended and Restated Bylaws
10.5 (1)	Contingent Unsecured Promissory Note of the Registrant in Favor of the Plan Trust.
10.6 (1)	Secured Promissory Note in Favor of SDS Capital Group SPC, Ltd.
10.7 (1)	Security Agreement in Favor of SDS Capital Group SPC, Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2007.