Form 10-Q
period 2009-03-31
AZZURRA HOLDING CORP
filed 2009-05-19
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 6080 Centre Drive, Suite 600 Los Angeles, California (Address of Principal Executive Offices)	77-0289371 (I.R.S. Employer Identification No.) 90045 (Zip Code)

(310) 242-5699
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes   ☐ No

As of May 14, 2009 there were 100,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐    No ☒

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$60	$66

Total current assets	60	66

Total assets	$60	$66

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55	$31
Accrued liabilities	-	6

Total current liabilities and total liabilities	55	37

Stockholders' equity:	-	-
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 issued and outstanding	1	1
Additional paid-in capital	521	521
Accumulated deficit	(517)	(493)

Total stockholders' equity	5	29

Total liabilities and stockholders' equity	$60	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expense:
General and administrative	24	26

Total operating expenses	24	26

Loss from operations	(24)	(26)

Other income (expenses):
Other income, net	-	7

NET LOSS	$(24)	$(19)

Basic and diluted loss per common share	$(.24)	$(0.19)

Shares used in basic and diluted per share computation	100,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(24)	$(19)

Changes in operating assets and liabilities:
Current assets	-	4
Current liabilities	18	(21)

Net cash used in operating activities	(6)	(36)

Net decrease in cash and cash equivalents	(6)	(36)

Cash and cash equivalents at beginning of the period	66	139

Cash and cash equivalents at end of the period	$60	$103

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (“Wave”), is a Delaware corporation.  Wave became Azzurra Holding Corporation (the “Company”) subsequent to the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended, of Wave, pursuant to Chapter 11 of Title 11 of the United States Code, on June 28, 2007.

The Company currently has no ongoing operations.   The Board of Directors has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the quarter ended March 31, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation, which is substantially complete.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2008 and 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on April 13, 2009 (the “Annual Report”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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

3.	NET LOSS PER SHARE

Basic and diluted income (loss) per common share are computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants are currently issued or outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-K for the year ended December 31, 2008, and other documents filed by us with the Securities and Exchange Commission.

Description of Business

Azzurra Holding Corporation, formerly, Wave Wireless Corporation (“Azzurra”, the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 6080 Centre Drive, Suite 600, Los Angeles, California 90045, and our telephone number is 310-242-5699.

As a result of the consummation of the bankruptcy of the Company on June 28, 2007, and confirmation of a Joint Plan of Reorganization, and the subsequent sale of our operating businesses, the Company currently has no ongoing operations.   The Board has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

During the quarter ended March 31, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation, which is substantially complete.

Employees

As of March 31, 2009, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three months ended March 31, 2009 and 2008, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three month periods ended March 31, 2009 and 2008, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended March 31, 2009, and the three months ended March 31, 2008, general and administrative expenses were approximately $24,000 and $26,000, respectively.  General and administrative expenses during the periods reported consist principally of legal, auditing, costs associated with the preparation of the Company’s financial statements and tax returns, administrative costs relating to public company compliance, and related costs and expenses.

Net Loss

During the three months ended March 31, 2009 and 2008, the net loss was $24,000 and $19,000,  respectively.  The increase in net loss is principally due to the accrual of auditing and related fees during the quarter ended March 31, 2009, which were subsequently paid in May 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had cash and cash equivalents of approximately $60,000, compared to approximately $66,000 in cash and cash equivalents at December 31, 2008.  During the three month period ended March 31, 2009, overall cash decreased by approximately $6,000, primarily due to the payment of expenses accrued during prior periods and other costs incurred during the three month period.

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

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

Where necessary, we will supplement personnel with qualified external advisors.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZURRA HOLDING CORPORATION

Date:  May 19, 2009
/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)