Form 10-Q
period 2009-06-30
AZZURRA HOLDING CORP
filed 2009-08-19
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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
☒ Yes   ☐ No

As of August 19, 2009 there were 100,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐    No ☒

AZZURRA HOLDING CORPORATION

Page Number

PART I. FINANCIAL STATEMENTS	1

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 (Successor) the three and six months ended June 30, 2008	2

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and the six months ended June 30, 2008	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	5

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II. OTHER INFORMATION	9

Item 6. Exhibits and Reports on Form 8-K	9

Signatures	10

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28		$66
Accounts receivable	-		-

Total current assets	28		66
	$	$
Total assets	28		66

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:	$34		$31
Accounts payable	-		6
Accrued liabilities

Total current liabilities and total liabilities	34		37

Commitments and contingencies

Stockholders' equity (deficit):	-		-
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 issued and outstanding	1		1
Additional paid-in capital	521		521
Accumulated deficit	(528)		(493)

Total stockholders' equity (deficit)	(6)		29

Total liabilities and stockholders' equity (deficit)	$28		$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	11	65	35	91

Total operating expenses	11	65	35	91

Loss from operations	(11)	(65)	(35)	(91)

Other income (expenses):
Interest expense	-	-	-	-
Gain on settlement of accrued liabilities	-	-	-	-
Other income, net	-	-	-	7

LOSS FROM CONTINUING OPERATIONS BEFORE REORGANIZATION ITEMS	(11)	(65)	(35)	(84)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11)	(65)	(35)	(84)
Gain (loss) from discontinued operations	-	-	-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11)	$(65	$(35)	$(84)

Basic and diluted loss per common share	$(0.11)	$(0.65)	$(0.35)	$(0.84)

Shares used in basic and diluted per share computation	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(35)	$(84)
Changes in operating assets and liabilities:
Current assets	-	5
Current liabilities	(3)	(23)

Net cash used in operating activities	(3)	(102)

Net decrease in cash and cash equivalents	(38)	(102)

Cash and cash equivalents at beginning of the period	66	139

Cash and cash equivalents at end of the period	$28	$37

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

The Company has considered subsequent events through August 19, 2009.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the quarter ended June 30, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation, which was substantially completed during the first quarter ended March 31, 2009.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three  and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

During the quarter ended June 30, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation, which was substantially completed during the quarter ended March 31, 2009.

Employees

As of June 30, 2009, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three and six months ended June 30, 2009 and 2008, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three and six months ended June 30, 2009 and June 30, 2008, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended June 30, 2009, and the three months ended June 30, 2008, general and administrative expenses were approximately $11,000 and $65,000, respectively.  During the six months ended June 30, 2009 and the six months ended June 30, 2008, general and administrative expenses were approximately $35,000 and $91,000, respectively.  General and administrative expenses during the periods reported consist principally of legal, auditing, costs associated with the preparation of the Company’s financial statements and tax returns, administrative costs relating to public company compliance, and related costs and expenses.

Net Loss

During the three months ended June 30, 2009, and June 30, 2008, the net loss was $11,000 and $65,000, respectively.  During the six months ended June 30, 2009 and June 30, 2008, the net loss was $35,000 and $84,000, respectively.  The decrease in net loss is principally due to lower administrative expenses during the 2009 periods.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had cash and cash equivalents of approximately $28,000, compared to approximately $66,000 in cash and cash equivalents at December 31, 2008.  During the six month period ended June 30, 2009, overall cash decreased by approximately $38,000, primarily due to the payment of expenses accrued during prior periods and other costs incurred during the six month period.

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

Where necessary, we will supplement existing consultants with qualified external advisors.

PART II - OTHER INFORMATION

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

Date:  August 19, 2009

/s/ Daniel W. Rumsey Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)