Form 10-Q
period 2009-09-30
AZZURRA HOLDING CORP
filed 2009-11-17
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 1325 Pacific Highway, No. 1902 San Diego, California (Address of Principal Executive Offices)	77-0289371 (I.R.S. Employer Identification No.) 92101 (Zip Code)

(310) 242-5699
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No  ☐

As of October 31, 2009 there were 100,000, shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

Page Number

PART I. FINANCIAL STATEMENTS	1

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and the nine months ended September 30, 2008	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	5

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II. OTHER INFORMATION	9

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Securities Holders	9

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8-K	9

Signatures	10

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$38	$66
Total current assets	38	66

Total assets	$38	$66

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32	$31
Accrued liabilities	-	6

Total current liabilities and total liabilities	32	37

Commitments and contingencies		-

Stockholders' equity:
Common stock, par value $0.01 per share; 250,000 shares authorized; 100,000 issued and outstanding	1	1
Additional paid-in capital	521	521
Accumulated deficit	(515)	(493)

Total stockholders' equity	6	29

Total liabilities and stockholders' equity	$38	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009		2008	2009		2008

Sales	$		$-	$		$-

Cost of sales			-			-

Gross profit			-			-

Operating expense:
General and administrative		6	26		41	117

Total operating expenses		6	26		41	117

Loss from operations		(6)	(26)		(41)	(117)

Other income (expenses):
Other income, net		18	1		18	8

INCOME (LOSS) FROM CONTINUING OPERATIONS		12	(25)		(23)	(109)

Income tax		-	-		-	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS		$12	$(25)		$(23)	$(109)

Basic and diluted income (loss) per common share		$.12	$(0.25)		$(.23)	$(1.09)
Shares used in basic and diluted per share computation		100	100		100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(23)	$(109)
Changes in operating assets and liabilities:
Current assets	-	5
Current liabilities	(5)	(47)

Net cash used in operating activities	(28)	(151)

Cash flows from financing activities:
Proceeds from recovered bank account	-	70

Net cash received from financing activities:	-	70

Net decrease in cash:	(28)	(81)

Cash at beginning of the period	66	139

Cash at end of the period	$38	58

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

The Company has considered subsequent events through November 16, 2009.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the quarter ended September 30, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation, which was substantially completed during the first quarter ended March 31, 2009.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

Description of Business

Azzurra Holding Corporation, formerly, Wave Wireless Corporation (“Azzurra”, the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 1325 Pacific Highway, No. 1902, San Diego 92101, and our telephone number is 310-242-5699.

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

During the quarter ended September 30, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation, which was substantially completed during the quarter ended March 31, 2009.

Employees

As of September 30, 2009, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three and nine months ended September 30, 2009 and the three months ended September 30, 2008, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three and nine months ended September 30, 2009 and the three months ended September 30, 2008, the Company had no gross profit (loss) as it did not have sales during the periods.

General and Administrative

During the three months ended September 30, 2009, and the three months ended September 30, 2008, general and administrative expenses were approximately $6,000 and $26,000, respectively.  During the nine months ended September 30, 2009, and the nine months ended September 30, 2008, general and administrative expenses were approximately $41,000 and $117,000, respectively.  General and administrative expenses during the periods reported consist principally of legal, auditing, costs associated with the preparation of the Company’s financial statements and tax returns, administrative costs relating to public company compliance, and related costs and expenses.

Other Income

During the three and nine months ended September 30, 2009, and the three months ended September 30, 2008, other income consisted of the following:
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Other income (expenses), net	$18,000	$1,000	$18,000	$ 8,000
Total other income, net	$18,000	$1,000	$18,000	$ 8,000

During the quarter ended September 30, 2009, the Company received a distribution from the Bankruptcy Court of $18,000, which amount represented surplus funds remaining after the administration of the bankruptcy case.

Net Income (Loss)

During the three months ended September 30, 2009, the Company had net income of $12,000 due to the receipt of $18,000 representing a distribution from the Bankruptcy Court, less $6,000 representing general and administrative expenses incurred by the Company.  During the nine months ended September 30, 2008, the net loss was $25,000.  During the nine months ended September 30, 2009 and September 30, 2008, the net loss was $23,000 and $109,000, respectively.  The decrease in net loss is principally due to lower administrative expenses during the 2009 periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had cash of approximately $38,000, compared to approximately $66,000 in cash and cash equivalents at December 31, 2008.  During the nine month period ended September 30, 2009, overall cash decreased by approximately $28,000, primarily due to the payment of expenses accrued during prior periods and other costs incurred during the nine month period, partially offset by the receipt of $18,000 as a result of a final distribution from the Bankruptcy Court.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Prior to the filing of this report, the Company's management assessed the effectiveness of our internal control over financial reporting. Based upon this assessment, management concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Management’s assessment of our internal controls over financial reporting during the quarter ended June 30, 2009 included a deficiency, which deficiency in the view of the Company’s management has lapsed due to the limited number of transactions reported during the current quarter, the materiality of the value of the such transactions, the oversight of the Company’s accounting personnel, and the controls and procedures in place at the Company’s financial institution.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

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

AZZURRA HOLDING CORPORATION
Date: November 17, 2009	/s/ Daniel W. Rumsey Daniel W. Rumsey Chief Executive Officer (Principal Executive and Financial Officer)