Form 10-K/A
period 2008-12-31
AZZURRA HOLDING CORP
filed 2009-11-27
CIK 935493

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
Incorporation or Organization)

1325 PACIFIC HIGHWAY, SUITE 1902, SAN DIEGO, CALIFORNIA 92101
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

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on September 30, 2009, the last business day of the registrant’s most recently completed third fiscal quarter, was approximately $100.00.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports requird to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

The number of shares of Common Stock outstanding as of November 27, 2009 was 100,000.

EXPANATORY NOTE - This amendment on Form 10-K/A is being filed by Azzurra Holdings Corporation ("we" or "us") as an amendment to our Annual Report on Form 10-K for the period ended December 31, 2008 (“Form 10-K) solely to correct certain deficiencies contained in ITEM 9A(T) of the Form 10-K, and to Exhibits 31.1 and 31.2 to the Form 10-K, and does not reflect any events occurring after the date of filing of the original Form 10-K or otherwise modify or update any information contained therein.

PART II

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based upon this assessment, management identified the following weakness in the Company's internal control over financial reporting.

Following the filing of the Bankruptcy Petition on October 31, 2006, the Company terminated substantially all of its accounting personnel.  In addition, we changed our accounting software systems.  These factors resulted in the delayed preparation and timely filing of our financial statements.  Each of these factors contributed to a weakness in our entity level control environment, thereby affecting our disclosure controls and procedures, and our internal control over financial reporting.  While the Company is now current in its reporting with the Securities and Exchange Commission, and management has concluded that is disclosure controls and procedures are effective as of the end of the period covered by this Report, the weaknesses in our entity level control environment may arguably persist.  As a result, management has concluded that its internal controls over financial reporting at the entity level are ineffective as of the end of the period covered by this Report.

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

Changes in Internal Control Over Financial Reporting

As discussed above, as a result of the filing of the Bankruptcy Petition on October 31, 2006, we terminated the employment of a substantial portion of our accounting staff, including our Chief Financial Officer, and changed our accounting software systems.  Each of these factors resulted in a substantial change in our internal controls over our financial reporting, and resulted in a weakness in our entity level control environment at that time.

Our management discussed the weakness described above with our Audit Committee. In an effort to remediate the identified weakness, we initiated and/or undertook the following actions:  Management has retained, and will continue to retain, additional personnel with technical knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

Where necessary, we will supplement personnel with qualified external advisors.

ITEM 15.	EXHIBITS

We have listed the exhibits filed as part of this Annual Report on Form 10-K/A in the accompanying exhibit index, which follows the signature page to this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2009	By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel W. Rumsey	Chief Executive Officer
Daniel W. Rumsey	(Principal Executive Officer and Sole Director)	November 27, 2009

 INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification