Form 10-Q/A
period 2009-06-30
AZZURRA HOLDING CORP
filed 2009-11-27
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPANATORY NOTE - This amendment on Form 10-Q/A is being filed by Azzurra Holdings Corporation ("we" or "us") as an amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 (“Form 10-Q) solely to correct certain deficiencies contained in ITEM 4 of the Form 10-Q, and to Exhibits 31.1 and 31.2 to the Form 10-Q, and does not reflect any events occurring after the date of filing of the original Form 10-Q or otherwise modify or update any information contained therein.

PART I.

FINANCIAL STATEMENTS

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based upon this assessment, management identified the following weakness in the Company's internal control over financial reporting.

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