Form 10-K
period 2009-12-31
AZZURRA HOLDING CORP
filed 2010-03-19
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☒   No☐

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter as reported in the National Quotation Bureau’s “pink sheets.”, was approximately $170.00.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports requird to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

The number of shares of Common Stock outstanding as of March 19, 2010 was 170,000.

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

Company Overview

Azzurra Holding Corporation, formerly, Wave Wireless Corporation (“Azzurra”, the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 1325 Pacific Highway, Suite 1902, San Diego, California 92101, and our telephone number is 310-242-5699.

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

During the year ended December 31, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of December 31, 2009, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as an unpaid consultant to the Company.

ITEM 1A.                          RISK FACTORS

An investment in our common stock is subject to many risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes, before you decide whether to invest in our common stock. Our business, operating results and financial condition could be harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you could lose all or part of your investment.

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

BECAUSE SDS CAPITAL SPC, LTD. GROUP AND JTA RESOURCES, LLC COLLECTIVELY OWN MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

SDS Capital Group SPC, Ltd. (“SDS”) and JTA Resources, LLC (“JTA”) each own 80,000 common shares, constituting 94% of the Company’s outstanding common stock, and therefore control the Company.  As a result, unless the Company issues more shares to persons other than SDS and/or JTA, or SDS and/or JTA sells some of their shares, SDS and JTA will be able to elect all of the Company’s directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.  This could result in a reduction in value to the common stock you own because of the ineffective voting power. The concentration of holdings between JTA and SDS could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

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

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker- dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

·	Make a suitability determination prior to selling a penny stock to the purchaser;

·	Receive the purchaser’s written consent to the transaction; and

·	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell the Company’s common stock and may affect your ability to resell our common stock.

ITEM 1B.                 UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property.  The Company’s corporate headquarters are located in the offices of our President and Chief Executive Officer, located in San Diego, California.  The Company is not obligated under the terms of any lease or agreement with our President and Chief Executive Officer; however, the Company pays him $1,000 per month for document storage and administrative expenses.

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

On March 19, 2010, there were four stockholders of record of our common stock.

	PRICE RANGE OF COMMON STOCK

	HIGH	LOW
Year Ended December 31, 2009:
First Quarter	$0. 001	$0. 001
Second Quarter	0. 001	0. 001
Third Quarter	0. 001	0. 001
Fourth Quarter	0. 001	0. 001

Year Ended December 31, 2008:
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
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" beginning on Page 4 of this Annual Report on Form 10-K.

See also the Notes to the Consolidated Financial Statements in the accompanying financial statements starting at page 11.

RESULTS OF OPERATIONS

Sales

During the year ended December 31, 2009 and the year ended December 31, 2008, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During year ended December 31, 2009 and the year ended December 31, 2008, the Company had no gross profit (loss) as it did not have sales during the periods.

General and Administrative

During the year ended December 31, 2009 and the year ended December 31, 2008, general and administrative expenses were approximately $60,000 and $131,000, respectively.   General and administrative expenses during the period reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.

Other Income

During the year ended December 31, 2009 and the year ended December 31, 2008, other income was $20,000 and $9,000 respectively.  These amounts principally represented the distribution of surplus amounts remaining after the administration of the bankruptcy case.

Net Income (Loss)

During the year ended December 31, 2009, the Company had net losses of $40,000, due to general and administrative expenses incurred by the Company, partially offset by the receipt of $20,000 representing a distribution from the Bankruptcy Court.   During the year ended December 31, 2008, the net loss was $122,000.  The decrease in net loss is principally due to lower administrative expenses during the 2009 period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, the Company had cash of approximately $26,000, compared to approximately $66,000 in cash at December 31, 2008.  During the twelve month period ended December 31, 2009, overall cash decreased by approximately $40,000, primarily due to the payment of expenses accrued during prior periods and other costs incurred during the twelve month period, partially offset by the receipt of $20,000 as a result of a final distribution from the Bankruptcy Court

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page 11.

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

Changes in Internal Control Over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
 Directors and Executive Officers

The Company’s sole executive officer and director as of December 31, 2009 is Daniel W. Rumsey, age 48, President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006 upon the filing of the Bankruptcy Petition.   Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey currently is the President and Founder of SEC Connect, LLC, an EDGAR filing agent, and is Managing Partner of the Disclosure Law Group.  He also serves as a director of World Racing Group, Inc. and is the Interim Chief Executive Officer and a director of XELR8 Holdings, Inc.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

BOARD COMMITTEES AND MEETINGS

The Company currently does not have any committees of the Board of Directors.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions. The Company will provide to the public, free of charge, a copy of the code of ethics upon request in writing to the Company’s Chief Executive Officer at Azzurra Holding Corporation at 1325 Pacific Highway, No. 1902, San Diego, California 92101.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2009.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Daniel W. Rumsey	2009	-	-	19,000	(1)	19,000	(1)
Chief Executive Officer and Chief Financial Officer	2008	-	-	15,000	(2)	15,000	(2)

(1)    The Company reimburses Mr. Rumsey $1,000 per month for out of pocket expenses incurred in maintaining the books and records of the Company, among other expenses.  In addition, he was paid $7,000 as compensation following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(2)    Mr. Rumsey was paid $15,000 for consulting services to the Company during 2008.

DIRECTOR COMPENSATION

Each of our two directors, who resigned subsequent to the end of the year ending December 31, 2009, received $1,250 for their service on the Company’s Board of Directors in April 2009.  No compensation was paid to any directors for their service on the Company’s Board of Directors during 2008 due to the deteriorating financial condition of the Company.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests, including common stock and preferred stock, as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The following table presents information concerning the beneficial ownership of all shares of common stock of the Company issued in connection with the Joint Plan, as of December 1, 2007.  The Company has no other shareholders at December 1, 2009.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 170,000 shares of common stock outstanding as of December 31, 2009.

Name and Address of Beneficial Owner	Common Stock	Percentage of Shares Outstanding
SDS Capital Group SPC, Ltd. 113 Church Street P.O. Box 134GT Grand Canyon, Cayman Islands	80,000	47%
CGA Resources LLC * c/o Cass G. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	10,000	6%
JTA Resources LLC * c/o Jason T. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	70,000	41%
Smithfield Fiduciary LLC c/o Highbridge Capital Management 1350 Avenue of the Americas 33rd Floor New York, NY 10019	10,000	6%

*	CGA Resources LLC and JTA Resources LLC may be considered a control group for purposes of calculating beneficial ownership, due to the relationship between the principals of each respective entity.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the year ended December 31, 2009, we paid SEC Connect $5,000 in fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry, Bekaert & Holland, L.L.P. ("Cherry Bekaert") has been retained by the Audit Committee as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2009. The aggregate fees Cherry Bekaert billed us in 2009 for audit services, including for review of our interim financial statements, post-report review procedures and the issuance of consents in connection with the filing of registration statements, was approximately $24,000.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2008 Federal and state tax returns in 2009, for which Cherry Bekaert billed us $3,000.  Cherry Bekaert did not perform any other non-audit related services in 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheets of Azzurra Holding Corporation and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Cherry, Bekaert & Holland, L.L.P.
Tampa, Florida March 19, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash	$26	$66

Total current assets and total assets	$26	$66

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	-	31
Other accrued liabilities	4	6

Total current liabilities and total liabilities	4	37

Stockholders' equity:
Common stock, par value $0.01 per share; 250 shares authorized; 100 (2008) and 170 (2009) shares issued and outstanding	1	1
Additional paid-in capital	554	521
Accumulated deficit	(533)	(493)

Total stockholders' equity	22	29

Total liabilities and stockholders' equity	$26	$66

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008
Sales	$-	$-
Cost of sales	-	-

Gross profit (loss)	-	-

OPERATING EXPENSES:
General and administrative	60	131

Total operating expenses	60	131

LOSS FROM OPERATIONS:	(60)	(131)

OTHER INCOME, NET:	20	9

Net loss	(40)	(122)

Basic and diluted loss per common share	$(0.40)	$(1.22)

Shares used in basic and diluted per share computation	100	100

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2007	100	$1	$440	$(371)	$70

Recovery of bank account			70		70

Recovery of funds from bankruptcy court			11		11

Net loss				(122)	(122)

Balance at December 31, 2008	100	$1	$521	$(493)	$29

Sale of Common Stock	70		4		4

Retirement of accrued liabilities			29		29

Net loss				(40)	(40)

Balance at December 31, 2009	170	$1	$554	$(533)	$(22)

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$(40)	$(122)
Changes in operating assets and liabilities:
Current assets	-	9
Current liabilities	(4)	(41)

Net cash provided by (used in) operating activities	(44)	(154)

Cash flows from financing activities:
Proceeds from the sale of common stock	4	-
Proceeds from recovered bank account	-	70
Proceeds recovered from bankruptcy court	-	11
Net cash provided by (used in) financing activities	4	81

Net decrease in cash and cash equivalents	(40)	(73)

Cash and cash equivalents at beginning of the period	66	139

Cash and cash equivalents at end of the period	$26	$66

The accompanying notes are an integral part of these consolidated financial statements.

 AZZURRA HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (“Wave”), is a Delaware corporation.  Wave became Azzurra Holding Corporation (the “Company”) subsequent to the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended, of Wave, pursuant to Chapter 11 of Title 11 of the United States Code, on June 28, 2007.

The Company currently has no ongoing operations.   The Board of Directors has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution

Bankruptcy Proceedings under Chapter 11 of the Bankruptcy Code and Reorganization

On October 31, 2006 (“Petition Date”), the Company filed a voluntary petition for reorganization under Chapter 11 of the Code in the United States Bankruptcy Court for the District of Delaware (“Court”) (the “Bankruptcy Petition”).  The Company’s significant operating losses, working capital deficit, defaults on certain outstanding debentures, together with the significant cash required to maintain operations, delays in commercializing next-generation products, and the loss of a key executive, precipitated the need to seek protection under Chapter 11 of the Code.  The Court confirmed a Joint Plan of Reorganization on June 14, 2007.   Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests as of the effective date of the Joint Plan, have terminated, and three preferred shareholders of the Company each acquired shares of common stock of the Company, under the terms of the Joint Plan.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

During the year ended December 31, 2009, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell, and winding down the affairs of the Company’s wholly-owned subsidiary, WaveRider Communications Corporation, which was completed during the year ended December 31, 2009.

Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

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

Management has evaluated all the tax positions that could have a significant effect on the consolidated financial statements in accordance with the standard and determined that the Company had no uncertain income tax positions which would require adjustment or disclosure as of December 31, 2009.

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

At December 31, 2009, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value and 170,000 shares were issued and outstanding.

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

During the quarter ended December 31, 2009, the Company wrote off the remaining accounts payable of its former subsidiary, approximating $29,000, which amounts accrued prior to the filing of the Company’s bankruptcy petition in October 2006.  While the subsidiary was not part of the bankruptcy proceeding, such accounts payable represented either contested liabilities of such subsidiary, were extinguished in connection with the bankruptcy proceeding since such amounts were also included as liabilities of the Company, represented amounts due to creditors that could not be located after reasonable efforts were made to contact them, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

6.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):
	December 31,
	2009	2008
Net operating loss carry-forwards	$134,870	$134,790
Credit carry-forwards	3,731	3,888
Reserves and other	83	82
Total deferred tax assets	$138,684	$138,760
Valuation allowance	(138,684)	(138,760)
Net deferred tax asset	$-	$--

The Federal and state net operating loss carryforward for tax purposes is approximately $362.3 million and $137.9 million, respectively, at December 31, 2009, which begin to expire in 2012.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company under the Joint Plan confirmed by the Court on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the staturory Federal income tax rate to its effective tax rate is as follows:

	December 31,
	2009	2008

Income tax benefit at federal statutory rate	35.0%	35.0%
State income taxes net of federal benefit	5.8%	5.8%
Expiring credits and other	148.1%	15.9%
Change in valuation allowance	(188.9%)	(56.7%)

Total	0.0%	0.0%

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel W. Rumsey	Chief Executive Officer
Daniel W. Rumsey	(Principal Executive Officer, Principal Accounting Officer and Director)	March 19, 2010

 INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification