Form 10-Q
period 2010-03-31
AZZURRA HOLDING CORP
filed 2010-05-17
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization) 501 West Broadway, Suite 800 San Diego, California (Address of Principal Executive Offices)	77-0289371 (I.R.S. Employer Identification No.) 92101 (Zip Code)

 (619) 795-1134
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
☒ Yes   ☐ No

As of May 17, 2010 there were 170,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐    No ☒

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash	$20	$26

Total current assets and total assets	20	26

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	11	4

Total current liabilities and total liabilities	$11	$4

Stockholders' equity:
Common stock, par value $0.01 per share; 250,000 shares authorized; 170,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(546)	(533)

Total stockholders' equity	9	22

Total liabilities and stockholders' equity	$20	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Sales	$-	$-

Cost of sales	-	-

Gross profit (loss)	-	-

Operating expense:
General and administrative	13	24

Total operating expenses	13	24

Loss from operations	(13)	(24)

Other income, net	-	-

NET LOSS	$(13)	$(24)

Basic and diluted loss per common share	$(0.08)	$(0.24)

Shares used in basic and diluted per share computation	170,000	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(13)	$(24)

Changes in operating assets and liabilities:
Current liabilities	7	18

Net cash used in operating activities	(6)	(6)

Net decrease in cash and cash equivalents	-	(6)

Cash and cash equivalents at beginning of the period	26	66

Cash and cash equivalents at end of the period	$20	$60

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Basis of Presentation

During the quarter ended March 31, 2010, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2009 and 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 19, 2010 (the “Annual Report”).

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

4.	CONTINGENCIES

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

During the quarter ended December 31, 2009, the Company wrote off the remaining accounts payable of its former subsidiary, approximating $29,000, which amounts accrued prior to the filing of the Company’s bankruptcy petition in October 2006.  While the subsidiary was not part of the bankruptcy proceeding, such accounts payable represented either contested liabilities of such subsidiary, we’re extinguished in connection with the bankruptcy proceeding since such amounts were also included as liabilities of the Company, represented amounts due to creditors that could not be located after reasonable efforts were made to contact them, or were, in the view of management, unenforceable.  While management believes that such amounts no longer represent recognized liabilities of the Company, such creditors may subsequently assert a claim against the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-K for the year ended December 31, 2009, and other documents filed by us with the Securities and Exchange Commission.

Description of Business

Azzurra Holding Corporation, formerly, Wave Wireless Corporation (“Azzurra”, the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 501 West Broadway, Suite 800, San Diego, California 92101, and our telephone number is 619-795-1134.

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

During the quarter ended March 31, 2010, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of March 31, 2010, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three months ended March 31, 2010 and 2009, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three month periods ended March 31, 2010 and 2009, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended March 31, 2010, and the three months ended March 31, 2009, general and administrative expenses were approximately $13,000 and $24,000, respectively.  General and administrative expenses during the period reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.

Net Loss

During the three months ended March 31, 2010 and 2009, the net loss was $13,000 and $24,000, due to general and administrative expenses incurred by the Company, primarily for accounting, auditing and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had cash and cash equivalents of approximately $20,000, compared to approximately $26,000 in cash and cash equivalents at December 31, 2009.  During the three month period ended March 31, 2010, overall cash decreased by approximately $6,000, primarily due to the payment of expenses accrued during prior periods and other costs incurred during the three month period.

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

Date:  May 17, 2010
/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)