Form 10-Q
period 2010-06-30
AZZURRA HOLDING CORP
filed 2010-08-16
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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
☒ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes   ☒      No  ☐

As of August __, 2010 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐    No ☒

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash	$5	$26

Total current assets and total assets	$5	$26

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10	$4

Total current liabilities and total liabilities	10	4

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(560)	(533)

Total stockholders' equity (deficit)	(5)	22

Total liabilities and stockholders' equity (deficit)	$5	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	14	11	27	35

Total operating expenses	14	11	27	35

Loss from operations	(14)	(11)	(27)	(35)

Other income, net	-	-	-	-

NET LOSS	$(14)	$(11)	$(27)	$(35)

Basic and diluted net loss per common share	$(0.08)	$(0.11)	$(0.16)	$(0.35)

Shares used in basic and diluted per share computation	172	100	171	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(27)	$(35)

Changes in operating assets and liabilities:
Current liabilities	(6)	(3)

Net cash used in operating activities	(21)	(38)

Net decrease in cash and cash equivalents	(21)	(38)

Cash and cash equivalents at beginning of the period	26	66

Cash and cash equivalents at end of the period	$5	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Basis of Presentation

During the quarter ended June 30, 2010, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

5.	EQUITY AND NON-CASH INFORMATION

On June 22, 2010, the Company issued 17,000 shares of its Common Stock valued at $170 to its current President and Chief Executive Officer in exchange for services rendered.

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

During the quarter ended June 30, 2010, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of June 30, 2010, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three and six months ended June 30, 2010 and 2009, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three and six months ended June 30, 2010 and 2009, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended June 30, 2010, and the three months ended June 30, 2009, general and administrative expenses were approximately $14,000 and $11,000, respectively.  During the six months ended June 30, 2010 and the six months ended June 30, 2009, general and administrative expenses were approximately $27,000 and $35,000, respectively.  General and administrative expenses during the period reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.  The increase in general and administrative expenses during the three month period ended June 30, 2010 as compared to June 30, 2009 is principally attributable to the accrual for unpaid franchise taxes payable to the State of Delaware.

Net Loss

During the three months ended June 30, 2010 and 2009, the net loss was $14,000 and $11,000.  During the six months ended June 30, 2010 and June 30, 2009, the net loss was $27,000 and $35,000, respectively.  The decrease in net loss is principally due to lower general and administrative expenses incurred by the Company during the six month period, primarily for accounting, auditing and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had cash and cash equivalents of approximately $5,000, compared to approximately $26,000 in cash and cash equivalents at December 31, 2009.  During the six month period ended June 30, 2010, overall cash decreased by approximately $21,000, primarily due to the payment of expenses accrued during prior periods and other costs incurred during the three month period.

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

On June 22, 2010, the Company issued 17,000 shares of its Common Stock to its current President and Chief Executive Officer in exchange for services provided by the Company since the Company emerged from bankruptcy on June 28, 2010.  The shares were issued in reliance on the exemption for sales of securities not involving a public offering provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  A legend was placed on the certificates representing the Common Stock stating that they are restricted and can only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

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

Date:  August 16, 2010
/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial
and Accounting Officer)