Form 10-Q
period 2010-09-30
AZZURRA HOLDING CORP
filed 2010-11-15
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other Jurisdiction of Incorporation or Organization)	77-0289371 (I.R.S. Employer Identification No.)
501 West Broadway, Suite 800 San Diego, California (Address of Principal Executive Offices)	92101 (Zip Code)

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
Yes    ☐    No    ☐

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

As of November 15, 2010 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐    No ☒

AZZURRA HOLDING CORPORATION

Page Number

PART I. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and the nine months ended September 30, 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis	5

Item 3. Quantitative and Quantitative Disclosures About Market Risk	7

Item 4. Controls and Procedures	8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Securities Holders	9

Item 5. Other Information	9

Item 6. Exhibits and Reports on Form 8-K	9

Signatures	10

Certifications

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash	$1	$26

Total current assets and total assets	$1	$26

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8	$4

Total current liabilities and total liabilities	8	4

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(562)	(533)

Total stockholders' equity (deficit)	(7)	22

Total liabilities and stockholders' equity (deficit)	$1	$26

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010		2009

Sales	$-	$-	$		$-

Cost of sales	-	-		-	-

Gross profit	-	-		-	-

Operating expense:
General and administrative	2	6		29	41

Total operating expenses	2	6		29	41

Loss from operations	(2)	(6)		-	(41)

Other income, net	-	18		-	18

Net income (loss)	$(2)	$12		$(29)	$(23)

Basic and diluted net loss per common share	$(0.01)	$0.12		$(0.08)	$(0.23)

Shares used in basic and diluted per share computation	187	100		187	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(29)	$(23)

Changes in operating assets and liabilities:
Current liabilities	4	(5)

Net cash used in operating activities	(25)	(28)

Net decrease in cash and cash equivalents	(25)	(28)

Cash and cash equivalents at beginning of the period	26	66

Cash and cash equivalents at end of the period	$1	$38

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Basis of Presentation

Since July 2007, the Company has been a non-operating shell company and its business operations were limited to sustaining the public shell.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

During the quarter ended September 30, 2010, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of September 30, 2010, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three and nine months ended September 30, 2010 and 2009, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three and nine months ended September 30, 2010 and 2009, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended September 30, 2010, and the three months ended September 30, 2009, general and administrative expenses were approximately $2,000 and $6,000, respectively.  During the nine months ended September 30, 2010 and the nine months ended September 30, 2009, general and administrative expenses were approximately $29,000, and $41,000, respectively.  General and administrative expenses during the period reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.

Net Income (Loss)

During the three months ended September 30, 2010, the net loss was $2,000, as compared to net income of $12,000 during the three months ended September 30, 2009.  The $14,000 decrease is primarily attributable to the receipt of $18,000 representing a distribution from the Bankruptcy Court which occurred during the three months ended September 30, 2009, that did not recur during the three months ended September 30, 2010.  During the nine months ended September 30, 2010 and September 30, 2009, the net loss was $29,000, and $23,000, respectively.  The decrease in net loss is principally due to lower general and administrative expenses incurred by the Company during the nine month period, primarily for accounting, auditing and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had cash and cash equivalents of approximately $1,000, compared to approximately $26,000 in cash and cash equivalents at December 31, 2009.  During the nine month period ended September 30, 2010, overall cash decreased by approximately $25,000, primarily due to the payment of expenses accrued during prior periods and other costs incurred during the nine month period.  Subsequent to the end of the quarter ended September 30, 2010, the Company received a refund of approximately $5,300 from the State of Delaware for franchise tax fees, which amount is expected to satisfy the Company’s liquidity needs during the quarter ended December 31, 2010.

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

Date:  November 15, 2010
/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer
(Principal Executive Officer, Principal Financial
and Accounting Officer)