Form 10-K
period 2010-12-31
AZZURRA HOLDING CORP
filed 2011-04-11
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 0-25356

AZZURRA HOLDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0289371
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

501 WEST BROADWAY, SUITE 800, SAN DIEGO, CALIFORNIA 92101
(619) 795-1134
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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒    No☐

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter as reported in the National Quotation Bureau’s “pink sheets.”, was approximately $187.00.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports requird to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The number of shares of Common Stock outstanding as of April 12, 2011, was 187,000.

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

During the year ended December 31, 2010, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of December 31, 2010, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

BECAUSE OWNERSHIP OF MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES ARE HELD BY A FEW SHAREHOLDERS, THESE SHAREHOLDERS WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

Over 50% of the Company’s outstanding common stock is held by a few shareholders, who therefore control the Company.  As a result, unless the Company issues more shares and/or sell some of their shares, these shareholders will be able to elect all of the Company’s directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.  This could result in a reduction in value to the common stock you own because of the ineffective voting power. The concentration of holdings could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

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

We do not own any real property.  The Company’s corporate headquarters are located in the offices of our President and Chief Executive Officer, located in San Diego, California.  The Company is not obligated under the terms of any lease or agreement with our President and Chief Executive Officer; however, the Company pays him $500 per month for document storage and administrative expenses.

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

On April 11, 2011, there were five stockholders of record of our common stock.

	PRICE RANGE OF COMMON STOCK

	HIGH	LOW
Year Ended December 31, 2010:
First Quarter	$0. 001	$0. 001
Second Quarter	0. 001	0. 001
Third Quarter	0. 001	0. 001
Fourth Quarter	0. 001	0. 001

Year Ended December 31, 2009:
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
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" beginning on Page 1 of this Annual Report on Form 10-K, and other documents filed by us with the Securities and Exchange Commission.

See also the Notes to the Consolidated Financial Statements in the accompanying financial statements starting at page 16.

 RESULTS OF OPERATIONS

Sales

During the year ended December 31, 2010 and the year ended December 31, 2009, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During the year ended December 31, 2010 and the year ended December 31, 2009, general and administrative expenses were approximately $28,000 and $60,000, respectively. General and administrative expenses during the period reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and reimbursement of costs and expenses, and related compensation paid to the Company’s Chief Executive and Chief Financial Officer.

Other Income

During the years ended December 31, 2010 and 2009, other income was $7,000 and $20,000, respectively.  During 2010, other income consisted of refunds of franchise tax and other fees, and in 2009 other income represents the distribution of surplus amounts remaining after the administration of the bankruptcy case in 2009.

Net Income (Loss)

During the year ended December 31, 2010, the Company had net losses of $21,000, due to general and administrative expenses incurred by the Company, during the year ended December 31, 2009, the net loss was $40,000, partially offset by the receipt of $20,000 representing a distribution from the Bankruptcy Court.  The decrease in net loss is principally due to lower general and administrative expenses incurred by the Company during 2010 period, primarily for accounting, auditing and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, the Company had cash of approximately $2,000, compared to approximately $26,000 in cash at December 31, 2009.  During the twelve month period ended December 31, 2010, overall cash decreased by approximately $24,000, primarily due to general and administrative services during 2010.  Subsequent to the year ended December 31, 2010, the Company received $25,000, $12,500 each from two principal investors, in consideration for the issuance of a promissory note to each investor in the principal amount of $12,500.  While no assurance can be given, the Company anticipates that the proceeds from the issuance of the notes will provide for the Company’s working capital needs through the year ended December 31, 2011.

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

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.   No assurances can be given that a combination transaction will be consummated, or that existing cash resources will be sufficient to provide for the Company’s working capital needs.  In the event such cash resources are insufficient to provide for the Company’s working capital needs, the Company will be required to seek additional debt or equity financing.  No assurance can be given that such debt or equity capital will be available to the Company.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

ITEM 7A.                           QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto beginning on Page 12.

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
 Directors and Executive Officers

The Company’s sole executive officer and director as of December 31, 2010 is Daniel W. Rumsey, age 49.  Mr Rumsey is currently the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006 upon the filing of the Bankruptcy Petition.   Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey currently is the President and Founder of SEC Connect, LLC, an EDGAR filing agent, and is Managing Partner of the Disclosure Law Group.  He also serves as a director of Bazi International, Inc.  Mr. Rumsey received his J.D. from the University of Denver College Of Law in 1985, and his B.S. from the University of Denver in 1983.

BOARD COMMITTEES AND MEETINGS

The Company currently does not have any committees of the Board of Directors.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions. The Company will provide to the public, free of charge, a copy of the code of ethics upon request in writing to the Company’s Chief Executive Officer at Azzurra Holding Corporation at 501 West Broadway, Suite 800, San Diego, California 92101.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2010.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Daniel W. Rumsey	2010	-	-	13,731	(1)	13,731	(1)
Chief Executive Officer and Chief Financial Officer	2009	-	-	19,000	(2)	19,000	(2)

(1)
With the exception of one month during 2010, during which Mr. Rumsey was reimbursed $500 per month, the Company reimbursed Mr. Rumsey $1,000 per month during 2010 for out of pocket and other expenses incurred in maintaining the Company as a going concern.  In addition, the Company reimbursed Mr. Rumsey for an additional $1,731 in filing and other fees incurred by Mr. Rumsey in maintaining the books and records of the Company.

(2)	Mr. Rumsey was reimbursed $1,000 per month during 2009, including $7,000 as compensation following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

DIRECTOR COMPENSATION

No compensation was paid to any directors for their service on the Company’s Board of Directors during 2010.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests, including common stock and preferred stock, as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The following table presents information concerning the beneficial ownership of all shares of common stock of the Company issued in connection with the Joint Plan, as of December 1, 2007.  The Company has no other shareholders at December 31, 2010.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 187,000 shares of common stock outstanding as of December 31, 2010.

Name and Address of Beneficial Owner	Common Stock	Percentage of Shares Outstanding
SDS Capital Group SPC, Ltd. 113 Church Street P.O. Box 134GT Grand Canyon, Cayman Islands	80,000	43%
JTA Resources LLC * c/o Jason T. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	80,000	42%
Smithfield Fiduciary LLC c/o Highbridge Capital Management 1350 Avenue of the Americas 33rd Floor New York, NY 10019	10,000	5%
Daniel W. Rumsey 501 West Broadway, Suite 800 San Diego, CA 92101	17,000	9%

*
JTA Resources LLC claims beneficial ownership of shares owned by CGA Resources LLC, which owns of record 10,000 shares of common stock.  JTA and CGA may be considered a control group for purposes of calculating beneficial ownership, due to the relationship between the principals of each respective entity.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2010, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the year ended December 31, 2010, we paid SEC Connect $5,000 in fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry, Bekaert & Holland, L.L.P. ("Cherry Bekaert") has been retained by the Audit Committee as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2010. The aggregate fees Cherry Bekaert billed us in 2010 for audit services, including for review of our interim financial statements was approximately $13,600, as compared to $24,000 in 2009.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2009 Federal and state tax returns, prepared in 2010, and the Company’s 2008 Federal and state tax returns prepared in 2009, for which Cherry Bekaert billed us $3,000 in each of 2010 and 2009.  Cherry Bekaert did not perform any other non-audit related services in 2010 or 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheets of Azzurra Holding Corporation and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Cherry, Bekaert & Holland, L.L.P.
Tampa, Florida April 11, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$2	$26

Total current assets and total assets	$2	$26

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1	$4

Total current liabilities and total liabilities	1	4

Stockholders' equity:
Common stock, par value $0.01 per share; 250 shares authorized; 170 (2009) and 187 (2010) shares issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(554)	(533)

Total stockholders' equity	1	22

Total liabilities and stockholders' equity	$2	$26

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009
Sales	$-	$-
Cost of sales	-	-

Gross profit (loss)	-	-

OPERATING EXPENSES:
General and administrative	28	60

Total operating expenses	28	60

LOSS FROM OPERATIONS:	(28)	(60)

OTHER INCOME, NET:	7	20

Net loss	$(21)	$(40)

Basic and diluted loss per common share	$(0.12)	$(0.40)

Shares used in basic and diluted per share computation	179	100

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2008	100	$1	$521	$(493)	$29

Sale of Common Stock	70		4		4

Retirement of accrued liabilities			29		29

Net loss				(40)	(40)

Balance at December 31, 2009	170	1	554	(533)	22

Common Stock for services	17	-	-	-	-

Net loss				(21)	(21)

Balance at December 31, 2010	187	$1	$554	$554	$1

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(21)	$(40)
Changes in operating assets and liabilities:
Current liabilities	(3)	(4)
Net cash provided by (used in) operating activities	(24)	(44)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	4
Net cash provided by (used in) financing activities	-	4
Net decrease in cash and cash equivalents	(24)	(40)
Cash and cash equivalents at beginning of the period	26	66

Cash and cash equivalents at end of the period	$2	$26

The accompanying notes are an integral part of these consolidated financial statements.

 AZZURRA HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Management has evaluated all the tax positions that could have a significant effect on the consolidated financial statements in accordance with the standard and determined that the Company had no uncertain income tax positions which would require adjustment or disclosure as of December 31, 2010.

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

At December 31, 2010, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value and 187,000 shares were issued and outstanding.

5.	CONTINGENCIES

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

6.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):	December 31,
	2010	2009
Net operating loss carry-forwards	$134,937	$134,870
Credit carry-forwards	3,626	3,731
Reserves and other	83	83
Total deferred tax assets	$138,646	$138,684
Valuation allowance	(138,646)	(138,684)
Net deferred tax asset	$-	$-

The Federal net operating loss carryforward for tax purposes and state net operating loss carryforward for tax purposes is approximately $362.5 million and $147.1 million, respectively, at December 31, 2010, which begin to expire in 2012.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company under the Joint Plan confirmed by the Court on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the staturory Federal income tax rate to its effective tax rate is as follows:

	December 31,
	2010	2009

Income tax benefit at federal statutory rate	35.0%	35.0%
State income taxes net of federal benefit	5.8%	5.8%
Expiring credits and other	503.7%	148.1%
Change in valuation allowance	(544.5%)	(188.9%)

Total	0.0%	0.0%

The federal income tax returns of the Company for 2007, 2008 and 2009 are subject to examination by the Internal Revenue Service, generally for the three years after they were filed.

7.           RELATED PARTY TRANSACTION

During the year ended December 31, 2010, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the year ended December 31, 2010, we paid SEC Connect $5,000 in fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel W. Rumsey	Chief Executive Officer
Daniel W. Rumsey	(Principal Executive Officer, Principal Accounting Officer and Director)	April 11, 2011

 INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification