Form 10-Q
period 2011-06-30
AZZURRA HOLDING CORP
filed 2011-08-01
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

□ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

□  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☒ No  ☐

As of August 1, 2011 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐ No  ☐

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$16	$2

Total current assets and total assets	$16	$2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$28	$-
Accounts payable and accrued liabilities	-	1

Total current liabilities and total liabilities	28	1

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(567)	(554)

Total stockholders' equity (deficit)	(12)	1

Total liabilities and stockholders' equity (deficit)	$16	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	4	14	13	27

Total operating expenses	4	14	13	27

Loss from operations	(4)	(14)	(13)	(27)

NET LOSS	$(4)	$(14)	$(13)	$(27)

Basic and diluted net loss per common share	$(0.02)	$(0.08)	$(0.07)	$(0.16)

Shares used in basic and diluted per share computation	187	172	187	171

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(13)	$(27)

Changes in operating assets and liabilities:
Current liabilities	(1)	(6)

Net cash used in operating activities	(14)	(21)

Cash provided by financing activities
Proceeds from shareholder loans	28	-

Net cash provided by financing activities	28	-

Net increase (decrease) in cash and cash equivalents	14	(21)

Cash and cash equivalents at beginning of the period	2	26

Cash and cash equivalents at end of the period	$16	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

During the three and six month periods ended June 30, 2011, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of June 30, 2011, we did not have any full - or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three and six months ended June 30, 2011 and 2010, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three and six months ended June 30, 2011 and 2010, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended June 30, 2011, and the three months ended June 30, 2010, general and administrative expenses were approximately $4,000 and $14,000, respectively.  During the six months ended June 30, 2011 and the six months ended June 30, 2012, general and administrative expenses were approximately $13,000 and $27,000, respectively.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.

Net Income (Loss)

During the three months ended June 30, 2011, the net loss was $4,000, as compared to net loss of $14,000 during the three months ended June 30, 2010.   During the six months ended June 30, 2011, net loss was $13,000 as compared to the net loss of $27,000 for the six months ended June 30, 2011.  The decrease in net loss is principally due to lower general and administrative expenses incurred by the Company during the three and six month periods, primarily for accounting, auditing and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had cash and cash equivalents of approximately $16,000, compared to approximately $2,000 in cash and cash equivalents at December 31, 2010.  During the six month period ended June 30, 2011, overall cash increased by approximately $14,000, primarily due to the receipt of $27,500 from the issuance of the notes to principle investors (see note 3 in notes to condensed consolidated financial statements) offset by payment of general and administrative expenses.

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

AZZURRA HOLDING CORPORATION

Date: August 1, 2011	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)