Form 10-Q
period 2011-09-30
AZZURRA HOLDING CORP
filed 2011-11-08
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

□ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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
Yes  ☒ No  ☐

As of November 8, 2011 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐ No  ☐

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$6	$2

Total current assets and total assets	$6	$2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$28	$-
Accounts payable and accrued liabilities	2	1

Total current liabilities and total liabilities	30	1

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(579)	(554)

Total stockholders' equity (deficit)	(24)	1

Total liabilities and stockholders' equity (deficit)	$6	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	11	2	24	29

Total operating expenses	11	2	24	29

Loss from operations	(11)	(2)	(24)	(29)

Other income (expense)	(1)	-	(1)	-

NET LOSS	$(12)	$(2)	$(25)	$(29)

Basic and diluted net loss per common share	$(0.06)	$(0.01)	$(0.13)	$(0.08)

Shares used in basic and diluted per share computation	187	187	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(25)	$(29)

Changes in operating assets and liabilities:
Current liabilities	1	4

Net cash used in operating activities	(24)	(25)

Cash provided by financing activities
Proceeds from shareholder loans	28	-

Net cash provided by financing activities	28	-

Net increase (decrease) in cash and cash equivalents	4	(25)

Cash and cash equivalents at beginning of the period	2	26

Cash and cash equivalents at end of the period	$6	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

On March 25 and March 31, 2011, the Company issued two promissory notes in the principal amount of $12,500 and $15,000, respectively, to two principal investors (the “Notes”).  The Notes are payable on demand, and accrue interest at the rate of 7% annually.

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

During the three and nine month periods ended September 30, 2011, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of September 30, 2011, we did not have any full - or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three and nine months ended September 30, 2011 and 2010, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three and nine months ended September 30, 2011 and 2010, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended September 30, 2011, and the three months ended September 30, 2010, general and administrative expenses were approximately $11,000 and $2,000, respectively.  During the nine months ended September 30, 2011 and the nine months ended September 30, 2010, general and administrative expenses were approximately $24,000 and $29,000, respectively.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.

Other income and expense

During the three months and nine months ended September 30, 2011, other expenses were $1,000, respectively, due to the interest expense on outstanding notes payable.

Net Income (Loss)

During the three months ended September 30, 2011, the net loss was $12,000, as compared to net loss of $2,000 during the three months ended September 30, 2010.   During the nine months ended September 30, 2011, net loss was $25,000 as compared to the net loss of $29,000 for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had cash and cash equivalents of approximately $6,000, compared to approximately $2,000 in cash and cash equivalents at December 31, 2010.  During the nine month period ended September 30, 2011, overall cash increased by approximately $4,000, primarily due to the receipt of $28,000 from the issuance of the notes to principle investors (see note 3 in notes to condensed consolidated financial statements) offset by payment of general and administrative expenses.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(b)    Reports on Form 8-K

None.

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZURRA HOLDING CORPORATION

Date: November 8, 2011	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)