Form 10-K
period 2011-12-31
AZZURRA HOLDING CORP
filed 2012-03-09
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
Yes  ☐   No  ☒

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
Yes ☒    No☐

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter as reported in the National Quotation Bureau’s “pink sheets.”, was approximately $187.00.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐

The number of shares of Common Stock outstanding as of March 9, 2012, was 187,000.

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

During the year ended December 31, 2011, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of December 31, 2011, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

IF THE COMPANY DOES NOT SUCCESSFULLY CONSUMMATE A BUSINESS COMBINATION, THE COMPANY WILL REQUIRE ADDITIONAL FUNDS

For the Company to once again engage in operations, it will either need to raise additional funds through public or private debt or sale of equity, or it will need to acquire or enter into a merger transaction with an operating entity. The Company is currently seeking to engage in such a merger with an operating entity, but there is no guarantee that this merger will reach a successful completion.   If the merger fails and the Company seeks additional financing, this financing may not be available when needed.  Even if this financing is available, it may be on terms that the Company deems unacceptable or materially adverse to its interests with respect to dilution of book value, dividend preference, liquidation preference, or other terms.

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

Over 50% of the Company’s outstanding common stock is held by a few shareholders, who therefore control the Company.  As a result, unless the Company issues more shares and/or these shareholders sell some of their shares, they will be able to elect all of the Company’s directors and control its operations.  If the Company does enter into an acquisition or merger transaction, the Company may issue a significant number of shares in connection with that transaction.  This could result in a reduction in value to the common stock you own because of the ineffective voting power. The concentration of holdings could adversely affect the value of your shares and prevent the Company from undergoing a change of control in the future.

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

We do not own any real property.  The Company’s corporate headquarters are located in the offices of our President and Chief Executive Officer, located in San Diego, California.  The Company is not obligated under the terms of any lease or agreement with our President and Chief Executive Officer.

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

On March 9, 2012, there were five stockholders of record of our common stock.

	PRICE RANGE OF COMMON STOCK

	HIGH	LOW
Year Ended December 31, 2011:
First Quarter	$0. 001	$0. 001
Second Quarter	0. 001	0. 001
Third Quarter	0. 001	0. 001
Fourth Quarter	0. 001	0. 001

Year Ended December 31, 2010:
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

See also the Notes to the Consolidated Financial Statements in the accompanying financial statements.

RESULTS OF OPERATIONS

Sales

During the year ended December 31, 2011 and 2010, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During the year ended December 31, 2011 and the year ended December 31, 2010, general and administrative expenses were approximately $32,000 and $28,000, respectively. General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, filing fees and expenses (including XBRL), and reimbursement of costs and expenses relating to franchise and related taxes, among other costs and expenses.

Other Income and Expense

During the years ended December 31, 2011 and 2010, other income and expense represented $1,000 in interest expense for the 2011 period and income of $7,000 for the 2010 period.  During 2011, other expense consisted of interest expense on stockholder loans.  During the 2011 period other income consisted of refunds of franchise tax and other fees.

Net Loss

During the year ended December 31, 2011, the Company had net losses of $33,000 as compared to net losses of $21,000 during the year ended December 31, 2010.   The increase in net loss during the 2011 period is primarily related to increased general and administrative costs and expenses, due to, among other things, higher costs for filing fees associated with the Company’s requirement to file its financial statements in XBRL.  In 2010 the Company received $7,000 related to a refund of franchise tax and other fees.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, the Company had cash of approximately $1,000, compared to approximately $2,000 in cash at December 31, 2010.  During the twelve month period ended December 31, 2011, overall cash decreased by approximately $1,000, primarily due to the receipt of $27,500 from the issuance of the notes to principle investors (see note 4 in notes to consolidated financial statements) offset by payment of general and administrative expenses.

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

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto.

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

Changes in Internal Control Over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer has determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

The Company’s sole executive officer and director as of December 31, 2011 is Daniel W. Rumsey, age 50.  Mr Rumsey is currently the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006 upon the filing of the Bankruptcy Petition.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey currently is the President and Founder of SEC Connect, LLC, an EDGAR filing agent, and is Managing Partner of the Disclosure Law Group.  He also serves as a director of Bazi International, Inc.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2011.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Daniel W. Rumsey	2011	-	-	6,209	(1)	6,209	(1)
Chief Executive Officer and Chief Financial Officer	2010	-	-	13,731	(2)	13,731	(2)

(1)   During 2011 Mr. Rumsey was reimbursed $5,000 for payment of administrative and other expenses on behalf of the Company, and an additional $1,209 for reimbursement of franchise and related taxes paid to the States of Delaware and California, necessary to maintain the Company in good standing.

(2)   With the exception of one month during 2010, during which Mr. Rumsey was reimbursed $500 per month, the Company reimbursed Mr. Rumsey $1,000 per month during 2010 for out of pocket and other expenses incurred in maintaining the Company.  In addition, the Company reimbursed Mr. Rumsey for an additional $1,731 for reimbursement of franchise and related taxes paid to the States of Delaware and California, necessary to maintain the Company in good standing.

DIRECTOR COMPENSATION

No compensation was paid to any directors for their service on the Company’s Board of Directors during 2011.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the terms and conditions of the Joint Plan, as confirmed by the Court, holders of our equity interests, including common stock and preferred stock, as of the effective date of the Joint Plan, June 28, 2007, have terminated.  The following table presents information concerning the beneficial ownership of all shares of common stock of the Company issued in connection with the Joint Plan, as of December 1, 2007.  The Company has no other shareholders at December 31, 2011.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 187,000 shares of common stock outstanding as of December 31, 2011.

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

During the year ended December 31, 2011, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the year ended December 31, 2011, we paid SEC Connect $9,500 in fees, which amount includes fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry, Bekaert & Holland, L.L.P. ("Cherry Bekaert") has been retained by the Audit Committee as the independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2011. The aggregate fees Cherry Bekaert billed us in 2011 and 2010 for audit services, including for review of our interim financial statements was $9,800 in each of the two fiscal years.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2010 Federal and state tax returns, prepared in 2011, and the Company’s 2009 Federal and state tax returns prepared in 2010.  The aggregate fees  Cherry Bekaert billed us in 2011 for tax services was $2,000 as compared to $3,000 in 2010.  Cherry Bekaert did not perform any other non-audit related services in 2011 or 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheets of Azzurra Holding Corporation and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 3, during 2007 the Company discontinued its remaining operations.  As a result, the Company is exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities.  The discontinuance of all the Company's remaining operations in 2007 raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Cherry, Bekaert & Holland, L.L.P.
Tampa, Florida March 9, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash	$1	$2

Total current assets and total assets	$1	$2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	28	-
Accounts payable and accrued expenses	$5	$1

Total current liabilities and total liabilities	33	1

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250 shares authorized; and 187 shares issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(587)	(554)

Total stockholders' equity (deficit)	(32)	1

Total liabilities and stockholders' equity (deficit)	$1	$2

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010
Sales	$-	$-
Cost of sales	-	-

Gross profit (loss)	-	-

OPERATING EXPENSES:
General and administrative	32	28

Total operating expenses	32	28

LOSS FROM OPERATIONS:	(32)	(28)

OTHER INCOME (EXPENSE), NET:	(1)	7

Net loss	$(33)	$(21)

Basic and diluted loss per common share	$(0.18)	$(0.12)

Shares used in basic and diluted per share computation	187	179

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2009	170	1	554	(533)	22

Common Stock for services	17	-	-	-	-

Net loss	-	-	-	(21)	(21)

Balance at December 31, 2010	187	$1	$554	$(554)	$1

Net loss	-	-	-	(33)	(33)

Balance at December 31, 2011	187	$1	$554	$(587)	$(32)

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net loss	$(33)	$(21)
Changes in operating assets and liabilities:
Current liabilities	4	(3)
Net cash used in operating activities	(29)	(24)

Cash flows from financing activities:
Proceeds from shareholder loans	28	-
Net cash provided by financing activities	28	-
Net increase (decrease) in cash and cash equivalents	(1)	(24)

Cash and cash equivalents at beginning of the period	2	26

Cash and cash equivalents at end of the period	$1	$2

The accompanying notes are an integral part of these consolidated financial statements.

 AZZURRA HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Management has evaluated all the tax positions that could have a significant effect on the consolidated financial statements in accordance with the standard and determined that the Company had no uncertain income tax positions which would require adjustment or disclosure as of December 31, 2011 and 2010.

Net Loss per Share

Basic and diluted loss per common share are computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants were outstanding for any period.

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

4.	NOTES PAYABLE

On March 25 and March 31, 2012, the Company issued two promissory notes in the principal amount of $12,500 and $15,000, respectively, to two principal investors (the “Notes”).  The Notes are payable on demand, and accrue interest at the rate of 7% annually.

5.	STOCKHOLDERS’ EQUITY

At December 31, 2011, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value and 187,000 shares were issued and outstanding.

6.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):	December 31,
	2011	2010
Net operating loss carry-forwards	$134,991	$134,937
Credit carry-forwards	3,209	3,626
Reserves and other	84	83
Total deferred tax assets	$138,284	$138, 646
Valuation allowance	(138,284)	(138, 646)
Net deferred tax asset	$-	$-

The Federal net operating loss carryforward for tax purposes and state net operating loss carryforward for tax purposes is approximately $362.8 million and  $147.4 million, respectively, at December 31, 2011, which begin to expire in 2012.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company under the Joint Plan confirmed by the Court on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the statutory Federal income tax rate to its effective tax rate is as follows:

	December 31,
	2011	2010

Income tax benefit at federal statutory rate	35.0%	35.0%
State income taxes net of federal benefit	5.8%	5.8%
Expiring credits and other	128.7%	503.7%
Change in valuation allowance	(169.5)%	(544.5)%

Total	0%	0.0%

The federal income tax returns of the Company for 2009, 2010 and 2011 are subject to examination by the Internal Revenue Service, generally for the three years after they were filed.

7.           RELATED PARTY TRANSACTION

During the year ended December 31, 2011, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the year ended December 31, 2011, we paid SEC Connect $9,500 in fees, which amount includes fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

AZZURRA HOLDING CORPORATION

Date: March 9, 2012	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

 INDEX OF EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 *Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.