Form 10-Q
period 2012-03-31
AZZURRA HOLDING CORP
filed 2012-05-15
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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
Yes  ☒ No  ☐

As of May 14, 2012 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐ No  ☐

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$15	$1

Total current assets and total assets	$15	$1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$48	$28
Accounts payable and accrued liabilities	9	5

Total current liabilities and total liabilities	57	33

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(597)	(587)

Total stockholders' equity (deficit)	(42)	(32)

Total liabilities and stockholders' equity (deficit)	$15	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2012	2011

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expense:
General and administrative	9	9

Total operating expenses	9	9

Loss from operations	(9)	(9)

Other expense	(1)	-

NET LOSS	$(10)	$(9)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Shares used in basic and diluted per share computation	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10)	$(9)

Changes in operating assets and liabilities:
Current liabilities	4	7

Net cash used in operating activities	(6)	(2)

Cash provided by financing activities
Proceeds from shareholder loans	20	28

Net cash provided by financing activities	20	28

Net increase (decrease) in cash and cash equivalents	14	26

Cash and cash equivalents at beginning of the period	1	2

Cash and cash equivalents at end of the period	$15	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2011 and 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2012 (the “Annual Report”).

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

On March 25 and March 31, 2011, the Company issued two promissory notes in the principal amount of $12,500 and $15,000, respectively, to two principal investors (the “Notes”).  On March 16 and March 19, 2012, the Company issued two additional Notes each in the principal amount of $10,000, to the same principal investors.  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually.

4.	NET LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants are currently issued or outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed by us with the Securities and Exchange Commission.

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

During the three-month periods ended March 31, 2012, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of March 31, 2012, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three months ended March 31, 2012 and 2011, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the three months ended March 31, 2012 and 2011, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended March 31, 2012, and the three months ended March 30, 2011, general and administrative expenses were approximately $9,000 and $9,000, respectively.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.

Other Expense

During the three months ended March 31, 2012, other expenses were $1,000, due to the interest expense on outstanding notes payable.

Net Income (Loss)

During the three months ended March 31, 2012, the net loss was $10,000, as compared to net loss of $9,000 during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had cash and cash equivalents of approximately $15,000, compared to approximately $1,000 in cash and cash equivalents at December 31, 2011.  During the three month period ended March 31, 2012, overall cash increased by approximately $14,000, primarily due to the receipt of notes payable totaling $20,000 during the period.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Form of Promissory Note
31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AZZURRA HOLDING CORPORATION

Date: May 15, 2012	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)