Form 10-Q
period 2012-06-30
AZZURRA HOLDING CORP
filed 2012-08-03
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes [X]     No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]     No [   ]

As of August 3, 2012 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$8	$1

Total current assets and total assets	$8	$1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$48	$28
Accounts payable and accrued liabilities	4	5

Total current liabilities and total liabilities	52	33

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(599)	(587)

Total stockholders' equity (deficit)	(44)	(32)

Total liabilities and stockholders' equity (deficit)	$8	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	1	4	10	13

Total operating expenses	1	4	10	13

Loss from operations	(1)	(4)	(10)	(13)

Other expense	(1)	-	(2)	-

NET LOSS	$(2)	$(4)	$(12)	$(13)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.06)	$(0.07)

Shares used in basic and diluted per share computation	187	187	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12)	$(13)

Changes in operating assets and liabilities:
Current liabilities	(1)	(1)

Net cash used in operating activities	(13)	(14)

Cash provided by financing activities
Proceeds from shareholder loans	20	28

Net cash provided by financing activities	20	28

Net increase in cash and cash equivalents	7	14

Cash and cash equivalents at beginning of the period	1	2

Cash and cash equivalents at end of the period	$8	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

During the six-month period ended June 30, 2012, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of June 30, 2012, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the six months ended June 30, 2012 and 2011, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit (Loss)

During the six months ended June 30, 2012 and 2011, the Company had no gross profit (loss) as it did not have sales during either such period.

General and Administrative

During the three months ended June 30, 2012, and the three months ended June 30, 2011, general and administrative expenses were approximately $1,000 and $4,000, respectively.  During the six months ended June 30, 2012 and the six months ended June 30, 2011, general and administrative expenses were approximately $10,000 and 13,000, respectively.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, and administration costs and expenses.

Other Expense

During the six months ended June 30, 2012, other expenses were $2,000, due to the interest expense on outstanding notes payable.

Net Income (Loss)

During the three months ended June 30, 2012, the net loss was $2,000, as compared to net loss of $4,000 during the three months ended June 30, 2011.  During the six months ended June 30, 2012, net loss was $12,000 as compared to the net loss of $13,000 for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company had cash and cash equivalents of approximately $8,000, compared to approximately $1,000 in cash and cash equivalents at December 31, 2011.  During the six month period ended June 30, 2012, overall cash increased by approximately $7,000, primarily due to the receipt of notes payable totaling $20,000 during the period, partially offset by losses in the period.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

AZZURRA HOLDING CORPORATION

Date: August 3, 2012	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)