Form 10-Q
period 2012-09-30
AZZURRA HOLDING CORP
filed 2012-10-31
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of October 31, 2012 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$5	$1

Total current assets and total assets	$5	$1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$48	$28
Accounts payable and accrued liabilities	4	5

Total current liabilities and total liabilities	52	33

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(602)	(587)

Total stockholders' equity (deficit)	(47)	(32)

Total liabilities and stockholders' equity (deficit)	$5	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	2	11	12	24

Total operating expenses	2	11	12	24

Loss from operations	(2)	(11)	(12)	(24)

Other expense	(1)	(1)	(3)	(1)

NET LOSS	$(3)	$(12)	$(15)	$(25)

Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.08)	$(0.13)

Shares used in basic and diluted per share computation	187	187	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(15)	$(25)

Changes in operating assets and liabilities:
Current liabilities	(1)	1

Net cash used in operating activities	(16)	(24)

Cash provided by financing activities
Proceeds from shareholder loans	20	28

Net cash provided by financing activities	20	28

Net increase in cash and cash equivalents	4	4

Cash and cash equivalents at beginning of the period	1	2

Cash and cash equivalents at end of the period	$5	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

Description of Business

Azzurra Holding Corporation, formerly, Wave Wireless Corporation (the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 501 West Broadway, Suite 800, San Diego, California 92101, and our telephone number is 619-795-1134.

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

During the nine-month period ended September 30, 2012, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of September 30, 2012, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the nine months ended September 30, 2012 and 2011, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit

During the nine months ended September 30, 2012 and 2011, the Company had no gross profit as it did not have sales during either such period.

General and Administrative

During the three months ended September 30, 2012, and the three months ended September 30, 2011, general and administrative expenses were approximately $2,000 and $11,000, respectively.  During the nine months ended September 30, 2012 and 2011, general and administrative expenses were approximately $12,000 and $24,000, respectively.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses.

Other Expense

During the three and nine months ended September 30, 2012, other expenses were $1,000 and $3,000, respectively, due to the interest expense on outstanding notes payable.  During the three and nine months ended September 30, 2011, other expense was $1,000, due to interest expense on outstanding notes payable.

Net Income (Loss)

During the three months ended September 30, 2012, the net loss was $3,000, as compared to net loss of $12,000 during the three months ended September 30, 2011.  During the nine months ended September 30, 2012, net loss was $15,000 as compared to the net loss of $25,000 for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had cash and cash equivalents of approximately $5,000, compared to approximately $1,000 in cash and cash equivalents at December 31, 2011.  During the nine month period ended September 30, 2012, overall cash increased by approximately $4,000, primarily due to the receipt of notes payable totaling $20,000 during the period, partially offset by losses in the period.

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

AZZURRA HOLDING CORPORATION

Date: October 31, 2012	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)