Form 10-K
period 2012-12-31
AZZURRA HOLDING CORP
filed 2013-03-25
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
Yes ☒    No☐

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter as reported in the National Quotation Bureau’s “pink sheets.”, was approximately $0.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 1, 2013, was 187,000.

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

Company Overview

Azzurra Holding Corporation, formerly Wave Wireless Corporation (“Azzurra”, the “Company”, “we”, “us” “our”) was incorporated in 1991 as a Delaware corporation.  Our executive offices are located at 501 West Broadway, Suite 800, San Diego, California 92101, and our telephone number is (619) 795-1134.

The Company currently has no ongoing operations.  The Board has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

During the year ended December 31, 2012, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of December 31, 2012, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

●	Make a suitability determination prior to selling a penny stock to the purchaser;

●	Receive the purchaser’s written consent to the transaction; and

●	Provide certain written disclosures to the purchaser.

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

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

On March 25, 2013, there were five stockholders of record of our common stock.

	PRICE RANGE OF COMMON STOCK

	HIGH	LOW
Year Ended December 31, 2012:
First Quarter	$0. 001	$0. 001
Second Quarter	0. 001	0. 001
Third Quarter	0. 001	0. 001
Fourth Quarter	0. 001	0. 001

Year Ended December 31, 2011:
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

EQUITY COMPENSATION PLANS

The Company does not currently have any equity compensation plans for which equity securities are authorized to be issued.

ITEM 6.	SELECTED FINANCIALDATA

Not Applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

RESULTS OF OPERATIONS

Sales

During the year ended December 31, 2012 and 2011, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During the years ended December 31, 2012 and 2011, general and administrative expenses were approximately  $18,000 and $32,000, respectively. General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, filing fees and expenses (including XBRL), and reimbursement of costs and expenses relating to franchise and related taxes, among other costs and expenses.

Other Expense

During the years ended December 31, 2012 and 2011, other expenses were $4,000 and $1,000, respectively.  During 2012 and 2011, other expense consisted of interest expense on outstanding notes payable.

Net Loss

During the year ended December 31, 2012, the Company had net losses of $22,000 as compared to net losses of $33,000 during the year ended December 31, 2011.   The decrease in net loss during the 2012 period is primarily related to a decrease in general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, the Company had cash of approximately $2,000, compared to approximately $1,000 in cash at December 31, 2011.  During the twelve month period ended December 31, 2012, overall cash increased by approximately $1,000, primarily due to the receipt of notes payable totaling $20,000 during 2012, partially offset by losses in the period.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required hereunder in this Annual Report on Form 10-K is set forth in the financial statements and the notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

 Directors and Executive Officers

The Company’s sole executive officer and director as of December 31, 2012 is Daniel W. Rumsey, age 51.  Mr. Rumsey is currently the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey currently is the President and Founder of SEC Connect, LLC, an EDGAR filing agent, and is Managing Partner of the Disclosure Law Group.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2012.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Daniel W. Rumsey	2012	-	-	670	(1)	670	(1)
Chief Executive Officer and Chief Financial Officer	2011	-	-	6,209	(1)	6,209	(1)

(1)
Represents amounts reimbursed Mr. Rumsey for payment of administrative and other expenses on behalf of the Company, including reimbursement of franchise and related taxes paid to the States of Delaware and California, necessary to maintain the Company in good standing.

DIRECTOR COMPENSATION

No compensation was paid to any directors for their service on the Company’s Board of Directors during 2012.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of all shares of common stock of the Company as of March 31, 2013.  The Company has no other shareholders.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 187,000 shares of common stock outstanding as of December 31, 2012.

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

During the year ended December 31, 2012, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the year ended December 31, 2012, we paid SEC Connect $9,000 in filing fees, which amount included fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry Bekaert LLP ("Cherry Bekaert") has been retained by the Board of Directors as the independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2012. The aggregate fees Cherry Bekaert billed us in 2012 and 2011 for audit services, including for review of our interim financial statements was $9,800 in each of the two fiscal years.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2011 Federal and state tax returns, prepared in 2012, and the Company’s 2010 Federal and state tax returns prepared in 2011.  The aggregate fees Cherry Bekaert billed us in 2012 and 2011 for tax services was $2,000.  Cherry Bekaert did not perform any other non-audit related services in 2012 or 2011.

AUDIT APPROVAL POLICIES

The Board of Directors has adopted procedures and policies pursuant to which services to be performed by the independent auditor are approved.  Proposed services are pre-approved by agreeing to a framework with descriptions of allowable services with the Board of Directors ("general pre-approval").  Unless a type of service has received general pre-approval, it requires specific approval by the Board of Directors if it is to be provided by the independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have listed the exhibits filed as part of this Annual Report on Form 10-K in the accompanying exhibit index, which follows the signature page to this Annual Report. The exhibits marked with an asterisk (*) are included with and filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheets of Azzurra Holding Corporation and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Cherry Bekaert LLP
Tampa, Florida March 25, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$2	$1

Total current assets and total assets	$2	$1

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$48	$28
Accounts payable and accrued expenses	8	5

Total current liabilities and total liabilities	56	33

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250 shares authorized; and 187 shares issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(609)	(587)

Total stockholders' equity (deficit)	(54)	(32)

Total liabilities and stockholders' equity (deficit)	$2	$1

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Sales	$-	$-
Cost of sales	-	-

Gross profit (loss)	-	-

OPERATING EXPENSES:
General and administrative	18	32

Total operating expenses	18	32

LOSS FROM OPERATIONS:	(18)	(32)

OTHER INCOME (EXPENSE), NET:	(4)	(1)

Net loss	$(22)	$(33)

Basic and diluted loss per common share	$(0.12)	$(0.18)

Shares used in basic and diluted per share computation	187	187

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2010	187	$1	$554	$(554)	$1

Net loss	-	-	-	(33)	(33)

Balance at December 31, 2011	187	1	554	(587)	(32)

Net loss				(22)	(22)

Balance at December 31, 2012	187	$1	$554	$(609)	$(54)

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net loss	$(22)	$(33)
Changes in operating assets and liabilities:
Current liabilities	3	4
Net cash used in operating activities	(19)	(29)

Cash flows from financing activities:
Proceeds from shareholder loans	20	28
Net cash provided by financing activities	20	28
Net increase (decrease) in cash and cash equivalents	1	(1)

Cash and cash equivalents at beginning of the period	1	2

Cash and cash equivalents at end of the period	$2	$1

The accompanying notes are an integral part of these consolidated financial statements.

 AZZURRA HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (“Wave”), is a Delaware corporation.  Wave became Azzurra Holding Corporation (the “Company”) on June 28, 2007.

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

Management has evaluated all the tax positions that could have a significant effect on the consolidated financial statements in accordance with the standard and determined that the Company had no uncertain income tax positions which would require adjustment or disclosure as of December 31, 2012 and 2011.  The Company's federal income tax returns after 2009 are subject to examination by the Internal Revenue Service, generally for a period of three years after the income tax returns are filed.

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

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other from which will result in the combined enterprise's becoming a publicly-held corporation.

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

At December 31, 2012, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value, and 187,000 shares were issued and outstanding.

6.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):	December 31,
	2012	2011
Net operating loss carry-forwards	$135,633	$134,991
Credit carry-forwards	2,095	3,209
Reserves and other	84	84
Total deferred tax assets	$137,812	$138,284
Valuation allowance	(137,812)	(138,284)
Net deferred tax asset	$-	$-

The Federal net operating loss carryforward for tax purposes and state net operating loss carryforward for tax purposes is approximately $363 million and  $148 million, respectively, at December 31, 2012, which begin to expire in 2013.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the statutory Federal income tax rate to its effective tax rate is as follows:

	December 31,
	2012	2011

Income tax benefit at federal statutory rate	35.0%	35.0%
State income taxes net of federal benefit	5.8%	5.8%
Expiring credits and other	773.0%	128.7%
Change in valuation allowance	(813.8)%	(169.5)%

Total	0.0%	0.0%

The federal income tax returns of the Company for 2010, 2011 and 2012 are subject to examination by the Internal Revenue Service, generally for the three years after they were filed.

7.           RELATED PARTY TRANSACTION

During the years ended December 31, 2012 and 2011, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2012 and 2011, we paid SEC Connect approximately $4,000 and $9,500 in filing fees, respectively, which amounts included fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

8.    SUBSEQUENT EVENTS

       On March 4 and March 20, 2013, the Company issued a promissory note in the principal amount of $10,000 to two principal investors (the "Notes").  The Notes are payable on demand, and accrue interest at the rate of 7% annually.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

AZZURRA HOLDING CORPORATION

Date: March 25, 2013	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer (Principal Executive Officer, Principal Financial and (Principal Accounting Officer)

 INDEX OF EXHIBITS

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 *Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.