Form 10-Q
period 2013-03-31
AZZURRA HOLDING CORP
filed 2013-05-14
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 14, 2013 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$29	$2

Total current assets and total assets	$29	$2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$78	$48
Accounts payable and accrued liabilities	15	8

Total current liabilities and total liabilities	93	56

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(619)	(609)

Total stockholders' equity (deficit)	(64)	(54)

Total liabilities and stockholders' equity (deficit)	$29	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2013	2012

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expense:
General and administrative	9	9

Total operating expenses	9	9

Loss from operations	(9)	(9)

Other expense	(1)	(1)

NET LOSS	$(10)	$(10)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Shares used in basic and diluted per share computation	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10)	$(10)

Changes in operating assets and liabilities:
Current liabilities	7	4

Net cash used in operating activities	(3)	(6)

Cash provided by financing activities
Proceeds from shareholder loans	30	20

Net cash provided by financing activities	30	20

Net increase in cash and cash equivalents	27	14

Cash and cash equivalents at beginning of the period	2	1

Cash and cash equivalents at end of the period	$29	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed consolidated financial statements together with the historical consolidated financial statements for the Company for the years ended December 31, 2012 and 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2013 (the “Annual Report”).

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

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it is unable to obtain additional equity or debt financing.

3.	NOTES PAYABLE

On March 25 and March 31, 2011, the Company issued promissory notes in the principal amount of $12,500 and $15,000, and on March 16 and March 19, 2012, and March 4, March 20 and March 28, 2013, the Company issued promissory notes for $10,000 each (the “Notes”).  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually.  As of March 31, 2013, the total principal and accrued interest due under the terms of the Notes was $82,908.

4.	NET LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants are currently issued or outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Certain Factors Affecting the Company" contained in our Annual Report on Form 10-K for the year ended December 31, 2012, and other documents filed by us with the Securities and Exchange Commission.

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

During the three-month period ended March 31, 2013, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of March 31, 2013, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the results of operations reported in future periods.

RESULTS OF OPERATIONS

Sales

During the three months ended March 31, 2013 and 2012, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit

During the three months ended March 31, 2013 and 2012, the Company had no gross profit as it did not have sales during either such period.

General and Administrative

During each of the three months ended March 31, 2013 and 2012, general and administrative expenses were approximately $9,000.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses.

Other Expense

During each of the three months ended March 31, 2013 and 2012, other expense was $1,000, due to interest expense on outstanding notes payable.

Net Income (Loss)

During each of the three months ended March 31, 2013 and 2012, the net loss was $10,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had cash and cash equivalents of approximately $29,000, compared to approximately $2,000 in cash and cash equivalents at December 31, 2012.  During the three month period ended March 31, 2013, overall cash increased by approximately $30,000, primarily due to the issuance of notes payable during the three months ended March 31, 2013.

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

AZZURRA HOLDING CORPORATION

Date: May 14, 2013	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)