Form 10-Q
period 2013-06-30
AZZURRA HOLDING CORP
filed 2013-08-05
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 5, 2013 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2013		December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14		$2

Total current assets and total assets	$14		$2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$78		$48
Accounts payable and accrued liabilities	9		8

Total current liabilities and total liabilities	87		56

Stockholders' equity (deficit):
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding		1	1
Additional paid-in capital	554		554
Accumulated deficit	(628)		(609)

Total stockholders' equity (deficit)	(73)		(54)

Total liabilities and stockholders' equity (deficit)	$14		$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	8	1	17	10

Total operating expenses	8	1	17	10

Loss from operations	(8)	(1)	(17)	(10)

Other expense	(1)	(1)	(2)	(2)

NET LOSS	$(9)	$(2)	$(19)	$(12)

Basic and diluted net loss per common share	$(0.05)	$(0.01)	$(0.10)	$(0.06)

Shares used in basic and diluted per share computation	187	187	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(19)	$(12)

Changes in operating assets and liabilities:
Current liabilities	1	(1)

Net cash used in operating activities	(18)	(13)

Cash provided by financing activities
Proceeds from shareholder loans	30	20

Net cash provided by financing activities	30	20

Net increase in cash and cash equivalents	12	7

Cash and cash equivalents at beginning of the period	2	1

Cash and cash equivalents at end of the period	$14	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The condensed balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

On March 25 and March 31, 2011, the Company issued promissory notes in the principal amount of $12,500 and $15,000, and on March 16 and March 19, 2012, and March 4, March 20 and March 28, 2013, the Company issued promissory notes for $10,000 each (the “Notes”).  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually.  As of June 30, 2013, the total principal and accrued interest due under the terms of the Notes was $85,000.

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

Description of Business

Azzurra Holding Corporation, formerly, Wave Wireless Corporation (the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 600 West Broadway, Suite 700, San Diego, California 92101, and our telephone number is 619-795-1134.

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

During the six-month period ended June 30, 2013, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of June 30, 2013, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the six months ended June 30, 2013 and 2012, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit

During the six months ended June 30, 2013 and 2012, the Company had no gross profit as it did not have sales during either such period.

General and Administrative

During the three months ended June 30, 2013 and 2012, general and administrative expenses were approximately $8,000 and $1,000, respectively.  During the six months ended June 30, 2013 and 2012, general and administrative expenses were approximately $17,000 and $10,000, respectively. General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses.

Other Expense

During each of the six months ended June 30, 2013 and 2012, other expense was $2,000, due to interest expense on outstanding notes payable.

Net Income (Loss)

During the three months ended June 30, 2013, net loss was $9,000, as compared to net loss of $2,000 during the three months ended June 30, 2012. During the six months ended June 30, 2013, net loss was $19,000, as compared to $12,000 for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, the Company had cash and cash equivalents of approximately $14,000, compared to approximately $2,000 in cash and cash equivalents at December 31, 2012.  During the six month period ended June 30, 2013, overall cash increased by approximately $12,000, primarily due to the issuance of notes payable during the six months ended June 30, 2013.

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

AZZURRA HOLDING CORPORATION

Date: August 5, 2013	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)