Form 10-Q
period 2013-09-30
AZZURRA HOLDING CORP
filed 2013-11-04
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0289371
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 West Broadway, Suite 700 San Diego, California	92101
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 4, 2013 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11	$2

Total current assets and total assets	$11	$2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$78	$48
Accounts payable and accrued liabilities	10	8

Total current liabilities and total liabilities	88	56

Stockholders' deficit:
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(632)	(609)

Total stockholders' deficit	(77)	(54)

Total liabilities and stockholders' deficit	$11	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	3	2	20	12

Total operating expenses	3	2	20	12

Loss from operations	(3)	(2)	(20)	(12)

Other expense	(1)	(1)	(3)	(3)

NET LOSS	$(4)	$(3)	$(23)	$(15)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.12)	$(0.08)

Shares used in basic and diluted per share computation	187	187	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23)	$(15)

Changes in operating assets and liabilities:
Current liabilities	2	(1)

Net cash used in operating activities	(21)	(16)

Cash provided by financing activities
Proceeds from shareholder loans	30	20

Net cash provided by financing activities	30	20

Net increase in cash and cash equivalents	9	4

Cash and cash equivalents at beginning of the period	2	1

Cash and cash equivalents at end of the period	$11	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

Azzurra Holding Corporation, formerly known as Wave Wireless Corporation (“Wave”), is a Delaware corporation.  Wave became Azzurra Holding Corporation (the “Company”) following the consummation of the transactions contemplated by the Joint Plan of Reorganization, as amended, of Wave, pursuant to Chapter 11 of the United States Bankruptcy Code, on June 28, 2007.

The Company currently has no ongoing operations.  The Company’s Board of Directors has decided to maintain the Company as a public shell corporation in order to seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since July 2007, the Company has been a non-operating shell company and its business operations are limited to sustaining the public shell.

Accounting Estimates

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not included all of the information and footnotes required by GAAP for complete financial statements.

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

On March 25 and March 31, 2011, the Company issued promissory notes in the principal amount of $12,500 and $15,000, and on March 16 and March 19, 2012, and March 4, March 20 and March 28,  2013, the Company issued promissory notes in the principal amounts of $10,000 each (collectively, the “Notes”).  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually.  As of September 30, 2013, the total principal and accrued interest due under the terms of the Notes was $85,000.

4.	NET LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants are currently issued or outstanding.

5.	SUBSEQUENT EVENTS

On October 19, 2013, the Company paid $10,000 to one of its note holders in repayment for monies loaned to the Company in March 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of the consummation of the bankruptcy of the Company on June 28, 2007, confirmation of a Joint Plan of Reorganization, and the subsequent sale of our operating businesses, the Company currently has no ongoing operations.   The Board has decided to maintain the Company as a public shell corporation, in order to seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

During the nine-month period ended September 30, 2013, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of September 30, 2013, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the nine months ended September 30, 2013 and 2012, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit

During the nine months ended September 30, 2013 and 2012, the Company had no gross profit as it did not have sales during either such period.

General and Administrative

During the three months ended September 30, 2013 and 2012, general and administrative expenses were approximately $3,000 and $2,000, respectively.  During the nine months ended September 30, 2013 and 2012, general and administrative expenses were approximately $20,000 and $12,000, respectively. General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses.

Other Expense

During each of the three and nine months ended September 30, 2013 and 2012, other expense was $1,000 and $3,000 due to interest expense on notes payable.

Net Income (Loss)

During the three months ended September 30, 2013, net loss was $4,000, as compared to net loss of $3,000 during the three months ended September 30, 2012. During the nine months ended September 30, 2013, net loss was $23,000, as compared to $15,000 for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, the Company had cash and cash equivalents of approximately $11,000, compared to approximately $2,000 in cash and cash equivalents at December 31, 2012.  During the nine month period ended September 30, 2013, overall cash increased by approximately $9,000, primarily due to the issuance of notes payable during the nine months ended September 30, 2013.

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

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a combination transaction, the Company intends to seek additional equity and/or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZZURRA HOLDING CORPORATION

Date: November 4, 2013	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)