Form 10-K
period 2013-12-31
AZZURRA HOLDING CORP
filed 2014-03-26
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 0-25356

AZZURRA HOLDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0289371
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

600 WEST BROADWAY, SUITE 700, SAN DIEGO, CALIFORNIA 92101
(619) 795-1134
(Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]   No  [X]

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  [X]   No  [  ]

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 24, 2014, was 187,000.

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

Company Overview

Azzurra Holding Corporation, formerly Wave Wireless Corporation (“Azzurra”, the “Company”, “we”, “us” “our”) was incorporated in 1991 as a Delaware corporation.  Our executive offices are located at 600 West Broadway, Suite 700, San Diego, California 92101, and our telephone number is (619) 795-1134.

The Company currently has no ongoing operations.  The Board has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

During the year ended December 31, 2013, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of December 31, 2013, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

The Company is a “shell” corporation as that is defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company cannot guarantee that it will be successful in generating revenues in the future.

IF THE COMPANY DOES NOT SUCCESSFULLY CONSUMMATE A BUSINESS COMBINATION, THE COMPANY WILL REQUIRE ADDITIONAL FUNDS.

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

BECAUSE OWNERSHIP OF MORE THAN 50% OF THE COMPANY’S OUTSTANDING COMMON SHARES ARE HELD BY A FEW SHAREHOLDERS, THESE SHAREHOLDERS WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, AND YOU MAY NOT BE ABLE TO ELECT ANY DIRECTORS.

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

The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stock. These regulations require broker-dealers to:

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

There is no “established trading market” for our shares of common stock. We are not listed on any exchange or any OTC marketplace, including the Pink Sheets.

As of March 24, 2014, there were five stockholders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividend on our common stock, nor do we currently intend to pay any cash dividend on our common stock in the foreseeable future. We expect to retain our earnings, if any, for the growth and development of our business.

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

See also the Notes to the Consolidated Financial Statements in the accompanying consolidated financial statements.

 RESULTS OF OPERATIONS

Sales

During the years ended December 31, 2013 and 2012, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During the years ended December 31, 2013 and 2012, general and administrative expenses were approximately $22,000 and $18,000, respectively. General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, filing fees and expenses (including XBRL), and reimbursement of costs and expenses relating to franchise and related taxes, among other costs and expenses.

Other Expense

During each of the years ended December 31, 2013 and 2012, other expenses were $4,000.  During both 2013 and 2012, other expense consisted of interest expense on outstanding notes payable.

Net Loss

During the year ended December 31, 2013, the Company had net losses of $26,000 as compared to net losses of $22,000 during the year ended December 31, 2012.   The increase in net loss during the 2013 period is primarily related to a increase in general and administrative expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, the Company had cash of approximately $10,000, compared to approximately $2,000 in cash at December 31, 2012.  During the twelve month period ended December 31, 2013, overall cash increased by approximately $8,000, primarily due to the receipt of notes payable totaling $30,000 during 2013, partially offset by cash losses in the period.

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

Changes in Internal Control Over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer has determined that there have been no changes in the Company’s internal control over financial reporting during the periods covered by this Report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

The Company’s sole executive officer and director as of December 31, 2013 is Daniel W. Rumsey, age 52.  Mr. Rumsey is currently the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey currently is the President and Founder of SEC Connect, LLC, an EDGAR filing agent, and is Managing Partner of the Disclosure Law Group.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

BOARD COMMITTEES AND MEETINGS

The Company currently does not have any committees of the Board of Directors.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions. The Company will provide to the public, free of charge, a copy of the code of ethics upon request in writing to the Company’s Chief Executive Officer at Azzurra Holding Corporation at 600 West Broadway, Suite 700, San Diego, California 92101.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2013.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid or accrued during the fiscal year converted by this Annual Report to our Chief Executive Officer and our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Daniel W. Rumsey	2013	-	-	-		-
Chief Executive Officer and Chief Financial Officer	2012	-	-	670	(1)	670	(1)

 (1)           Represents amounts reimbursed Mr. Rumsey for payment of administrative and other expenses on behalf of the Company, including reimbursement of franchise and related taxes paid to the States of Delaware and California, necessary to maintain the Company in good standing.

DIRECTOR COMPENSATION

No compensation was paid to any directors for their service on the Company’s Board of Directors during 2013.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table presents information concerning the beneficial ownership of all shares of common stock of the Company as of March 24, 2014.  The Company has no other shareholders.

     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 187,000 shares of common stock outstanding as of March 24, 2014.

Name and Address of Beneficial Owner	Common Stock	Percentage of Shares Outstanding
SDS Capital Group SPC, Ltd. 113 Church Street P.O. Box 134GT Grand Canyon, Cayman Islands	80,000	43%
JTA Resources LLC * c/o Jason T. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	80,000	42%
Smithfield Fiduciary LLC c/o Highbridge Capital Management 1350 Avenue of the Americas 33rd Floor New York, NY 10019	10,000	5%
Daniel W. Rumsey 600 West Broadway, Suite 700 San Diego, CA 92101	17,000	9%

*
JTA Resources LLC claims beneficial ownership of shares owned by CGA Resources LLC, which owns of record 10,000 shares of common stock.  JTA and CGA may be considered a control group for purposes of calculating beneficial ownership, due to the relationship between the principals of each respective entity.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2013 and 2012, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2013 and 2012, we paid SEC Connect $4,500 and $4,000 in filing fees, respectively, which amounts included fees paid to comply with the requirement that the Company file its consolidated financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry Bekaert LLP ("Cherry Bekaert") has been retained by the Board of Directors as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2013. The aggregate fees Cherry Bekaert billed us in 2013 and 2012 for audit services, including for review of our interim financial statements was $9,500 and $11,750, respectively.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2012 Federal and state tax returns, prepared in 2013, and the Company’s 2011 Federal and state tax returns prepared in 2012.  The aggregate fees Cherry Bekaert billed us in 2013 and 2012 for tax services was $2,000.  Cherry Bekaert did not perform any other non-audit related services in 2013 or 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheets of Azzurra Holding Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 3, the Company currently has no operations and accordingly has no source of revenue.  As a result, the Company is exploring opportunities to effect an acquisition of the Company by merger, exchange or issuance of securities.  The discontinuance of all the Company's remaining operations in 2007 raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Cherry Bekaert LLP
Tampa, Florida March 25, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$10	$2

Total current assets and total assets	$10	$2

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$78	$48
Accounts payable and accrued expenses	12	8

Total current liabilities and total liabilities	90	56

Stockholders' deficit:
Common stock, par value $0.01 per share; 250 shares authorized; and 187 shares issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(635)	(609)

Total stockholders' deficit	(80)	(54)

Total liabilities and stockholders' deficit	$10	$2

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2013		Year Ended December 31, 2012
Sales	$		$-
Cost of sales		-	-

Gross profit (loss)		-	-

OPERATING EXPENSES:
General and administrative		22	18

Total operating expenses		22	18

LOSS FROM OPERATIONS:		(22)	(18)

OTHER EXPENSE		(4)	(4)

Net loss		$(26)	$(22)

Basic and diluted loss per common share		$(0.14)	$(0.12)

Shares used in basic and diluted per share computation		187	187

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2011	187	$1	$554	$(587)	$1

Net loss	-	-	-	(22)	(22)

Balance at December 31, 2012	187	1	554	(609)	(54)

Net loss	-	-	-	(26)	(26)

Balance at December 31, 2013	187	$1	$554	$(635)	$(80)

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2013	Year Ended December 31, 2012
Cash flows from operating activities:
Net loss	$(26)	$(22)
Changes in operating assets and liabilities:
Current liabilities	4	3
Net cash used in operating activities	(22)	(19)

Cash flows from financing activities:
Proceeds from shareholder loans	30	20
Net cash provided by financing activities	30	20
Net increase in cash and cash equivalents	8	1

Cash and cash equivalents at beginning of the period	2	1

Cash and cash equivalents at end of the period	$10	$2

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Management has evaluated all the tax positions that could have a significant effect on the consolidated financial statements in accordance with the standard and determined that the Company had no uncertain income tax positions which would require adjustment or disclosure as of December 31, 2013 and 2012.  The Company's federal income tax returns after 2009 are subject to examination by the Internal Revenue Service, generally for a period of three years after the income tax returns are filed.

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

On March 25 and March 31, 2011, the Company issued promissory notes in the principal amount of $12,500 and $15,000, and on March 16 and March 19, 2012, and March 4, March 20 and December 27, 2013, the Company issued promissory notes in the principal amount of $10,000 each (collectively, the “Notes”).  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually. As of December 31, 2013, the total principal and accrued interest due under the terms of the Notes was $86,500.

5.	STOCKHOLDERS’ EQUITY

At December 31, 2013, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value, and 187,000 shares were issued and outstanding.

6.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):	December 31,
	2013	2012
Net operating loss carry-forwards	$135,447	$135,633
Credit carry-forwards	1,000	2,095
Reserves and other	85	84
Total deferred tax assets	$137,032	$137,812
Valuation allowance	(137,032)	(137,812)
Net deferred tax asset	$-	$-

The Federal net operating loss carryforward for tax purposes and state net operating loss carryforward for tax purposes is approximately $364 million and $138 million, respectively, at December 31, 2013, which expire in various amount annually through 2033.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the statutory Federal income tax rate to its effective tax rate is as follows:

	December 31,
	2013	2012
Income tax benefit at federal statutory rate	35.0%	35.0%
State income taxes net of federal benefit	5.8%	5.8%
Expiring credits and other	1,746.4%	773.0%
Change in valuation allowance	(1,787.2)%	(813.8)%

Total	0.0%	0.0%

7.	RELATED PARTY TRANSACTION

During the years ended December 31, 2013 and 2012, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2013 and 2012, we paid SEC Connect approximately $4,500 and $4,000 in filing fees, respectively, which amounts included fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    AZZURRA HOLDING CORPORATION

Date: March 25, 2014	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer (Principal Executive Officer, Principal Financial and Principal Accounting Officer)

 INDEX OF EXHIBITS

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase