Form 10-Q
period 2014-06-30
AZZURRA HOLDING CORP
filed 2014-08-15
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 14, 2014 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3	$10

Total current assets and total assets	$3	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$78	$78
Accounts payable and accrued liabilities	20	12

Total current liabilities and total liabilities	98	90

Stockholders' deficit:
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(650)	(635)

Total stockholders' deficit	(95)	(80)

Total liabilities and stockholders' deficit	$3	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	5	8	12	17

Total operating expenses	5	8	12	17

Loss from operations	(5)	(8)	(12)	(17)

Other expense	(2)	(1)	(3)	(2)

Net loss	$(7)	$(9)	$(15)	$(19)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.08)	$(0.10)

Shares used in basic and diluted per share computation	187,000	187,000	187,000	187,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15)	$(19)

Changes in operating assets and liabilities:
Current liabilities	8	1

Net cash used in operating activities	(7)	(18)

Cash provided by financing activities
Proceeds from shareholder loans	-	30

Net cash provided by financing activities	-	30

Net (decrease) increase in cash and cash equivalents	(7)	12

Cash and cash equivalents at beginning of the period	10	2

Cash and cash equivalents at end of the period	$3	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The Company currently has no operations and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company which may be deemed to be an investment company, subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a combination-type transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it is unable to obtain additional equity or debt financing.

3.	NOTES PAYABLE

On March 25 and March 31, 2011, the Company issued promissory notes in the principal amount of $12,500 and $15,000, and on March 16 and March 19, 2012, and March 4, March 20 and March 28, 2013, the Company issued promissory notes for $10,000 each (the “Notes”).  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually.  As of June 30, 2014, the total principal and accrued interest due under the terms of the Notes was approximately $90,000.

4.	NET LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants are currently issued or outstanding.

5.	SUBSEQUENT EVENTS

On August 13, 2014, the Company issued a promissory note in the principal amount of $6,500 (the “2014 Note”), payable on demand.  The 2014 Note accrues interest at the rate of 7% annually.

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

During the six-month period ended June 30, 2014, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of June 30, 2014, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the six months ended June 30, 2014 and 2013, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit

During the six months ended June 30, 2014 and 2013, the Company had no gross profit as it did not have sales during either such period.

General and Administrative

During the three months ended June 30, 2014 and 2013, general and administrative expenses were approximately $5,000 and $8,000, respectively.  During the six months ended June 30, 2014 and 2013, general and administrative expenses were approximately $12,000 and $17,000, respectively.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses.

Other Expense

During the three months ended June 30, 2014 and 2013, other expense was $2,000 and $1,000, respectively. During the six months ended June 30, 2014 and 2013, other expense was $3,000 and $2,000, respectively.

Net Income (Loss)

During each of the three months ended June 30, 2014 and 2013, the net loss was $7,000 and $9,000, respectively. During each of the six months ended June 30, 2014 and 2013, the net loss was $15,000 and $19,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, the Company had cash and cash equivalents of approximately $3,000, compared to approximately $10,000 in cash and cash equivalents at December 31, 2013.  During the six month period ended June 30, 2014, overall cash decreased by approximately $7,000, primarily due to operations during the six months ended June 30, 2014.

The Company currently has no operations, and intends to locate and combine with an existing, privately-held company that is profitable or which, in management's view, has growth potential, irrespective of the industry in which it is engaged.  However, the Company does not intend to combine with a private company, which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a combination-type transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing.

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

AZZURRA HOLDING CORPORATION

Date: August 15, 2014	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)