Form 10-Q
period 2014-09-30
AZZURRA HOLDING CORP
filed 2014-10-30
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of October 30, 2014 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1	$10

Total current assets and total assets	$1	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable	$84	$78
Accounts payable and accrued liabilities	16	12

Total current liabilities and total liabilities	100	90

Stockholders' deficit:
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(654)	(635)

Total stockholders' deficit	(99)	(80)

Total liabilities and stockholders' deficit	$1	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	3	3	15	20

Total operating expenses	3	3	15	20

Loss from operations	(3)	(3)	(15)	(20)

Other expense	(1)	(1)	(4)	(3)

Net loss	$(4)	$(4)	$(19)	$(23)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.10)	$(0.12)

Shares used in basic and diluted per share computation	187	187	187	187

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(19)	$(23)

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4	2

Net cash used in operating activities	(15)	(21)

Cash provided by financing activities
Proceeds from notes payable	6	30

Net cash provided by financing activities	6	30

Net (decrease) increase in cash and cash equivalents	(9)	9

Cash and cash equivalents at beginning of the period	10	2

Cash and cash equivalents at end of the period	$1	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

Azzurra Holding Corporation (the “Company”) is a Delaware corporation.   The Company currently has no ongoing operations.  The Board of Directors has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

On March 25 and March 31, 2011, the Company issued promissory notes in the principal amount of $12,500 and $15,000, and on March 16 and March 19, 2012, and March 4, March 20 and March 28, 2013, the Company issued promissory notes for $10,000 each.  In addition, the Company issued a Note for $6,500 on August 13, 2014 (collectively, the “Notes”).  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually.  As of September 30, 2014, the total principal and accrued interest due under the terms of the Notes was approximately $97,000.

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

Description of Business

Azzurra Holding Corporation (the “Company,” “we,” “us,” “our”) was incorporated in 1991 as a Delaware Corporation.  Our executive offices are located at 600 West Broadway, Suite 700, San Diego, California 92101, and our telephone number is (619) 795-1134.

The Company currently has no ongoing operations.  The Board has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

During the nine-month period ended September 30, 2014, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of September 30, 2014, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the nine months ended September 30, 2014 and 2013, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit

During the nine months ended September 30, 2014 and 2013, the Company had no gross profit as it did not have sales during either periods.

General and Administrative

During each of the three months ended September 30, 2014 and 2013, general and administrative expenses were approximately $3,000.  During the nine months ended September 30, 2014 and 2013, general and administrative expenses were approximately $15,000 and $20,000, respectively.  General and administrative expenses during the periods reported consist principally of auditing, and related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses.

Other Expense

During each of the three months ended September 30, 2014 and 2013, other expense was $1,000. During the nine months ended September 30, 2014 and 2013, other expense was $4,000 and $3,000, respectively. Other expense consists of interest expense on the Company's notes payable.

Net Income (Loss)

During each of the three months ended September 30, 2014 and 2013, the net loss was $4,000. During the nine months ended September 30, 2014 and 2013, the net loss was $19,000 and $23,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, the Company had cash and cash equivalents of approximately $1,000, compared to approximately $10,000 in cash and cash equivalents at December 31, 2013.  During the nine month period ended September 30, 2014, overall cash decreased by approximately $9,000, primarily due to operations during the nine months ended September 30, 2014, offset by the note payable issued in August of 2014.

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

AZZURRA HOLDING CORPORATION

Date: October 30, 2014	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)