Form 10-K
period 2014-12-31
AZZURRA HOLDING CORP
filed 2015-03-31
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Yes  [X]                                           No  [  ]

The aggregate market value of voting stock held by non-affiliates of registrant, based upon the closing price of $0.001 for shares of the registrant’s common stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 31, 2015, was 187,000.

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

During the year ended December 31, 2014, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of December 31, 2014, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

As of March 31, 2015, there were five stockholders of record of our common stock.

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

 RESULTS OF OPERATIONS

Sales

During each of the years ended December 31, 2014 and 2013, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During each of the years ended December 31, 2014 and 2013, general and administrative expenses were approximately $22,000. General and administrative expenses during the years reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s consolidated financial statements, filing fees and expenses (including XBRL), and reimbursement of costs and expenses relating to franchise and related taxes, among other costs and expenses.

Other Expense

During the years ended December 31, 2014 and 2013, other expenses were $5,000 and $4,000, respectively.  During both 2014 and 2013, other expense consisted of interest expense on outstanding notes payable.

Net Loss

During the year ended December 31, 2014, the Company had net losses of $27,000 as compared to net losses of $26,000 during the year ended December 31, 2013.  The increase in net loss during the 2014 period is related to an increase in other expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, the Company had cash of approximately $3,000, compared to approximately $10,000 in cash at December 31, 2013.  During the year ended December 31, 2014, overall cash decreased by approximately $7,000, primarily due to cash losses in the period, partially offset by the receipt of notes payable totaling $10,000 during 2014.

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

 Directors and Executive Officers

                   The Company’s sole executive officer and director as of December 31, 2014 is Daniel W. Rumsey, age 53.  Mr. Rumsey is currently the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey currently is the President and Founder of SEC Connect, LLC, an EDGAR filing agent, and is Managing Partner of the Disclosure Law Group.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Daniel W. Rumsey(1)	2014	-	-	-	-
Chief Executive Officer and Chief Financial Officer	2013	-	-	-	-

(1)	No compensation was paid or accrued to Mr. Rumsey during the years ended December 31, 2014 and 2013.

DIRECTOR COMPENSATION

No compensation was paid to any directors for their service on the Company’s Board of Directors during 2014.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of all shares of common stock of the Company as of March 31, 2015.  The Company has no other shareholders.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 187,000 shares of common stock outstanding as of March 31, 2015.

Name and Address of Beneficial Owner	Common Stock	Percentage of Shares Outstanding
SDS Capital Group SPC, Ltd. 113 Church Street P.O. Box 134GT Grand Canyon, Cayman Islands	80,000	43%
JTA Resources LLC * c/o Jason T. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	80,000	43%
Smithfield Fiduciary LLC c/o Highbridge Capital Management 1350 Avenue of the Americas 33rd Floor New York, NY 10019	10,000	5%
Daniel W. Rumsey 600 West Broadway, Suite 700 San Diego, CA 92101	17,000	9%

*
JTA Resources LLC claims beneficial ownership of shares owned by CGA Resources LLC, which owns of record 10,000 shares of common stock.  JTA and CGA may be considered a control group for purposes of calculating beneficial ownership, due to the relationship between the principals of each respective entity.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2014 and 2013, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2014 and 2013, we paid SEC Connect $6,000 and $4,500 in filing fees, respectively, which amounts included fees paid to comply with the requirement that the Company file its consolidated financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry Bekaert LLP ("Cherry Bekaert") has been retained by the Board of Directors as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2014. The aggregate fees Cherry Bekaert billed us in 2014 and 2013 for audit services, including for review of our interim financial statements was $9,500 in each of the two years.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2012 Federal and state tax returns prepared in 2013. The aggregate fees Cherry Bekaert billed us in 2013 for tax services was $2,000.  Cherry Bekaert did not perform any other non-audit related services in 2014 or 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Azzurra Holding Corporation

We have audited the accompanying consolidated balance sheets of Azzurra Holding Corporation and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Azzurra Holding Corporation and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Cherry Bekaert LLP
Tampa, Florida March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$3	$10

Total current assets and total assets	$3	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$88	$78
Accounts payable and accrued expenses	22	12

Total current liabilities and total liabilities	110	90

Stockholders' deficit:
Common stock, par value $0.01 per share; 250 shares authorized; and 187 shares issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(662)	(635)

Total stockholders' deficit	(107)	(80)

Total liabilities and stockholders' deficit	$3	$10

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2014		Year Ended December 31, 2013
Sales	$		$-
Cost of sales		-	-

Gross profit (loss)		-	-

OPERATING EXPENSES:
General and administrative		22	22

Total operating expenses		22	22

LOSS FROM OPERATIONS:		(22)	(22)

OTHER EXPENSE		(5)	(4)

Net loss		$(27)	$(26)

Basic and diluted loss per common share		$(0.14)	$(0.14)

Shares used in basic and diluted per share computation		187	187

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulate Deficit	Total
Balance at December 31, 2012	187	$1	$554	$(609)	$(54)

Net loss	-	-	-	(26)	(26)

Balance at December 31, 2013	187	1	554	(635)	(80)

Net loss	-	-	-	(27)	(27)

Balance at December 31, 2014	187	$1	$554	$(662)	$(107)

The accompanying notes are an integral part of these consolidated financial statements.

 AZZURRA HOLDING CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(27)	$(26)
Changes in operating assets and liabilities:
Current liabilities	10	4
Net cash used in operating activities	(17)	(22)

Cash flows from financing activities:
Proceeds from shareholder loans	10	30
Net cash provided by financing activities	10	30
Net change in cash and cash equivalents	(7)	8

Cash and cash equivalents at beginning of the year	10	2

Cash and cash equivalents at end of the year	$3	$10

The accompanying notes are an integral part of these consolidated financial statements.

AZZURRA HOLDING CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Management has evaluated all the tax positions that could have a significant effect on the consolidated financial statements in accordance with the standard and determined that the Company had no uncertain income tax positions which would require adjustment or disclosure as of December 31, 2014 and 2013.  The Company's federal income tax returns after 2010 are subject to examination by the Internal Revenue Service, generally for a period of three years after the income tax returns are filed.

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

On March 25 and March 31, 2011, the Company issued promissory notes in the principal amount of $12,500 and $15,000, and on March 16 and March 19, 2012, and March 4, March 20 and December 27, 2013, the Company issued promissory notes in the principal amount of $10,000 each. In addition, the Company issued promissory notes in the principal amounts of $6,500 and $3,500 on August 13, 2014 and November 2, 2014, respectively (collectively, the “Notes”).  Each of the Notes are payable on demand, and accrue interest at the rate of 7% annually. As of December 31, 2014, the total principal and accrued interest due under the terms of the Notes was $103,000.

5.	STOCKHOLDERS’ EQUITY

At December 31, 2014, the authorized shares of Azzurra Holding Corporation consist of 250,000 shares of common stock, $0.01 par value, and 187,000 shares were issued and outstanding.

6.	INCOME TAXES

Deferred tax assets consist of the following (in thousands):	December 31,
	2014	2013
Net operating loss carry-forwards	$134,184	$135,447
Credit carry-forwards	1,065	1,000
Reserves and other	88	85
Total deferred tax assets	$135,337	$137,032
Valuation allowance	(135,337)	(137,032)
Net deferred tax asset	$-	$-

The Federal net operating loss carryforward for tax purposes and state net operating loss carryforward for tax purposes is approximately $364 million and $138 million, respectively, at December 31, 2014, which expire in various amount annually through 2033.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the statutory Federal income tax rate to its effective tax rate is as follows:

	December 31,
	2014	2013
Income tax benefit at federal statutory rate	35.0%	35.0%
State income taxes net of federal benefit	5.8%	5.8%
Expiring credits and other	896.8%	1,746.4%
Change in valuation allowance	(937.6)%	(1,787.2)%

Total	0.0%	0.0%

7.	RELATED PARTY TRANSACTION

During the years ended December 31, 2014 and 2013, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2014 and 2013, we paid SEC Connect approximately $6,000 and $4,500 in filing fees, respectively, which amounts included fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

8.	SUBSEQUENT EVENTS

On March 17, 2015, the Company issued a promissory note in the principal amount of $5,000 payable on demand. The note accrues interest at the rate of 7% annually.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 AZZURRA HOLDING CORPORATION

Date: March 31, 2015	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer (Principal Executive Officer, Principal Financial and Principal Accounting Officer)

 INDEX OF EXHIBITS

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase