Form 10-Q
period 2015-09-30
AZZURRA HOLDING CORP
filed 2015-11-06
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 6, 2015 there were 187,000 shares of the Registrant's common stock outstanding, par value $0.01 per share.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3	$3

Total current assets and total assets	$3	$3

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable	$100	$88
Accounts payable and accrued liabilities	28	22

Total current liabilities and total liabilities	128	110

Stockholders' deficit:
Common stock, par value $0.01 per share; 250,000 shares authorized; 187,000 issued and outstanding	1	1
Additional paid-in capital	554	554
Accumulated deficit	(680)	(662)

Total stockholders' deficit	(125)	(107)

Total liabilities and stockholders' deficit	$3	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expense:
General and administrative	1	3	13	15

Total operating expenses	1	3	13	15

Loss from operations	(1)	(3)	(13)	(15)

Other expense	(2)	(1)	(5)	(4)

Net loss	$(3)	$(4)	$(18)	$(19)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.10)	$(0.10)

Shares used in basic and diluted per share computation	187,000	187,000	187,000	187,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(18)	$(19)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6	4

Net cash used in operating activities	(12)	(15)

Cash provided by financing activities
Proceeds from shareholder loans	12	6

Net cash provided by financing activities	12	6

Net decrease in cash and cash equivalents	-	(9)

Cash and cash equivalents at beginning of the period	3	10

Cash and cash equivalents at end of the period	$3	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZZURRA HOLDING CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Prior to January 1, 2015, the Company issued promissory notes with an aggregate principal amount of $87,500. On March 17, 2015 and March 31, 2015, the Company issued additional promissory notes in the principal amount of $5,000 each, and on August 7, 2015, the Company issued an additional promissory note in the principal amount of $2,500 (collectively, the “Notes”).  Each of the Notes are payable on demand and accrue interest at the rate of 7% annually.  As of September 30, 2015, the total principal and accrued interest due under the terms of the Notes was approximately $120,000.

4.	NET LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants are currently issued or outstanding.

5.	SUBSEQUENT EVENTS

There have been no subsequent events since September 30, 2015 to the date of this filing to report.

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

During the nine month period ended September 30, 2015, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of September 30, 2015, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the nine months ended September 30, 2015 and 2014, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

Gross Profit

During the nine months ended September 30, 2015 and 2014, the Company had no gross profit as it did not have sales during either periods.

General and Administrative

During the three month periods ended September 30, 2015 and 2014, general and administrative expenses were approximately $1,000 and $3,000, respectively. During the nine month periods ended September 30, 2015 and 2014, general and administrative expenses were approximately $13,000 and $15,000, respectively. General and administrative expenses during the periods reported consist principally of auditing, related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses.

Other Expense

During the three month periods ended September 30, 2015 and 2014, other expense was approximately $2,000 and $1,000, respectively. During the nine month periods ended September 30, 2015 and 2014, other expense was approximately $5,000 and $4,000, respectively. Other expense consists of interest expense on the Company's notes payable.

Net Income (Loss)

During the three month periods ended September 30, 2015 and 2014, the net loss was $3,000 and $4,000, respectively. During the nine month periods ended September 30, 2015 and 2014, the net loss was $18,000 and $19,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, the Company had cash and cash equivalents of approximately $3,000, compared to approximately $3,000 in cash and cash equivalents at December 31, 2014.  During the nine month period ended September 30, 2015, overall cash increased by approximately $12,000 primarily due to receipt of promissory notes totaling $12,000, and offset by cash flows from operations during the nine months ended September 30, 2015.

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

AZZURRA HOLDING CORPORATION

Date: November 6, 2015	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)