Form 10-K
period 2018-12-31
AZZURRA HOLDING CORP
filed 2019-03-29
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR
[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number: 0-25356

AZZURRA HOLDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0289371
(State or Other Jurisdiction of	(IRS Employer Identification Number)
Incorporation or Organization)

655 West Broadway, Suite 870
San Diego, CA 92101
(619) 272-7050
 (Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]   No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]   No [ ]

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2018 was Nil. As of March 29 2019, there were 4,029,140 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

None.

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

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Annual Report”) reports our financial statements as of and for each of the years ended December 31, 2018, 2017, 2016 and 2015, and for each of the quarters of our years ended December 31, 2018 and 2017. Unless otherwise noted, all of the information in this Annual Report is as of December 31, 2018. The financial statements in this Annual Report do not reflect any subsequent events that occurred after December 31, 2018.

-ii-

PART 1

ITEM 1.	BUSINESS

Company Overview

Azzurra Holding Corporation, formerly Wave Wireless Corporation (“Azzurra”, the “Company”, “we”, “us” “our”) was incorporated in 1991 as a Delaware corporation.  Our executive offices are located at 655 West Broadway, Suite 870, San Diego, CA 92101, and our telephone number is 619-272-7050.

The Company currently has no ongoing operations.  The Board has determined to maintain the Company as a public shell corporation, which will seek suitable business combination opportunities.  The Board believes that a business combination with an operating company has the potential to create greater value for the Company’s stockholders than a liquidation or similar distribution.

As of and throughout the years ended December 31, 2018, 2017, 2016 and 2015, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of and throughout the years ended December 31, 2018, 2017, 2016 and 2015, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

ITEM 2.	PROPERTIES

We do not own any real property.  The Company’s corporate headquarters are located in the offices of our President and Chief Executive Officer, located in San Diego, California.  The Company is not obligated under the terms of any lease or agreement with our President and Chief Executive Officer.

ITEM 3.	LEGAL PROCEEDINGS

None.
.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our shares of common stock. We are not listed on any exchange or any OTC marketplace, including the Pink Sheets.

As of December 31, 2018, 2017, 2016 and 2015, there were three stockholders of record of our common stock.

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

See also the Notes to the Financial Statements in the accompanying financial statements.

RESULTS OF OPERATIONS

Sales

During each of the years ended December 31, 2018, 2017, 2016 and 2015, for each of the quarters of our years ended December 31, 2018 and 2017, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During each of the years ended December 31, 2018, 2017, 2016 and 2015, general and administrative expenses were approximately $0, $0, $0 and $31, respectively.

During the three months ended March 31, 2018 and 2017, general and administrative expenses were approximately $0 and $0, respectively.

During the three months ended June 30, 2018 and 2017, general and administrative expenses were approximately $0 and $0, respectively. During the six months ended June 30, 2018 and 2017 general and administrative expenses were approximately $0 and $0, respectively.

During the three months ended September 30, 2018 and 2017, general and administrative expenses were approximately $0 and $0, respectively. During the nine months ended September 30, 2018 and 2017, general and administrative expenses were approximately $0 and $0, respectively.

General and administrative expenses during the years and quarters reported consist principally of auditing, and related costs associated with the preparation and review of the Company’s financial statements, filing fees and expenses (including XBRL), and reimbursement of costs and expenses relating to franchise and related taxes, among other costs and expenses.

Other Expense

During each of the years ended December 31, 2018, 2017, 2016 and 2015, other expense was approximately $0, $0, $0 and $7, respectively.

During the three months ended March 31, 2018 and 2017, other expense was approximately $0 and $0, respectively.

During the three months ended June 30, 2018 and 2017, other expense was approximately $0 and $0, respectively. During the six months ended June 30, 2018 and 2017, other expense was approximately $0 and $0, respectively.

During the three months ended September 30, 2018 and 2017, other expense was approximately $0 and $0, respectively. During the nine months ended September 30, 2018 and 2017, other expense was approximately $0 and $0, respectively.

Other expense during the years and quarters reported consist principally of interest expense on outstanding notes payable.

Net Loss

During each of the years ended December 31, 2018, 2017, 2016 and 2015, the Company had net losses of $0, $0, $0 and $38, respectively.

During the three months ended March 31, 2018 and 2017, the Company had net losses of $0 and $0, respectively.

During the three months ended June 30, 2018 and 2017, the Company had net losses of $0 and $0, respectively. During the six months ended June 30, 2018 and 2017, the Company had net losses of $0 and $0, respectively.

During the three months ended September 30, 2018 and 2017, the Company had net losses of $0 and $0, respectively. During the nine months ended September 30, 2018 and 2017, the Company had net losses of $0 and $0, respectively.

Net loss during the years and quarters reported principally due to expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, 2017, 2016 and 2015, the Company had cash of approximately $0, $0, $0 and $1.   During the years ended December 31, 2018 and December 31, 2017, the Company had no operations and no cash flows. During the year ended December 31, 2016, overall cash decreased by $1 pay down of accounts payable. During the year ended December 31, 2015, overall cash decreased by approximately $2, primarily due to cash losses in the period, partially offset by the receipt of notes payable totaling $13 during 2015.

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

 Directors and Executive Officers

                   The Company’s sole executive officer and director as of December 31, 2018 is Daniel W. Rumsey, age 57.  Mr. Rumsey is currently the Company’s President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors.   Mr. Rumsey was appointed Chief Restructuring Officer on March 10, 2005, and to the Board of Directors on May 13, 2005. Mr. Rumsey resigned from his position as Chief Restructuring Officer and was reappointed in October 2006.  Prior to his appointment as Chief Restructuring Officer in March 2005, he served as the Company’s Vice President, Chief Financial Officer and General Counsel. Mr. Rumsey is currently Managing Director of Disclosure Law Group, a Professional Corporation.  Mr. Rumsey received his J.D. from the University of Denver College of Law in 1985, and his B.S. from the University of Denver in 1983.

BOARD COMMITTEES AND MEETINGS

The Company currently does not have any committees of the Board of Directors.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions. The Company will provide to the public, free of charge, a copy of the code of ethics upon request in writing to the Company’s Chief Executive Officer at Azzurra Holding Corporation at 655 West Broadway, Suite 870, San Diego, California 92101.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC initial reports of beneficial ownership ("Form 3") and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company ("Form 4"). Officers, directors and greater than 10% stockholders of the Company are required by SEC rules to furnish to the Company copies of all Section 16(a) reports that they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with for fiscal 2018, 2017, 2016 and 2015.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information about the compensation paid to or accrued by our Chief Executive Officer and our Chief Financial Officer during the fiscal years ending December 31, 2018, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Daniel W. Rumsey(1)	2018	-	-	-	-
Chief Executive Officer and Chief Financial Officer	2017	-	-	-	-
	2016	-	-	-	-
	2015	-	-	-	-

(1)
No compensation was paid or accrued to Mr. Rumsey during the years ended December 31, 2018, 2017, 2016 and 2015

DIRECTOR COMPENSATION

No compensation was paid to any directors for their service on the Company’s Board of Directors during the years ended December 31, 2018, 2017, 2016 and 2015.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT ARRANGEMENTS AND CHANGE OF CONTROL AGREEMENTS

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of all shares of common stock of the Company as of March 27, 2019.  The Company has no other shareholders.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, the Company believes that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as being beneficially owned by that stockholder. The percentage of beneficial ownership is based on 4,029,140 shares of common stock outstanding as of December 31, 2018.

Name and Address of Beneficial Owner	Common Stock	Percentage of Shares Outstanding
Red Beard Holdings, LLC 17595 Harvard Avenue, Suite C511 Irvine, CA 92614	3,827,683	95.0%
Daniel W. Rumsey(1) 655 West Broadway, Suite 870 San Diego, CA 92101	106,587	2.6%

(1)
Daniel W. Rumsey is an officer and director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2018, 2017, 2016 and 2015, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2018, 2017, 2016 and 2015, we paid SEC Connect $0, $0, $1 and $3 in filing fees, respectively, which amounts included fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

On January 12, 2012, SDS Capital Group, SPC Ltd. (“SDS”) sold, transferred and assigned 80,000 shares of Common Stock held by it to Daniel W. Rumsey, an officer and director of the Company. Similarly, on December 31, 2015, SDS sold, transferred and assigned to Mr. Rumsey certain promissory notes issued by the Company to SDS totaling $73 as of such date, which amount was converted into 7,287 shares of the Company’s Common Stock on December 31, 2015. Also on December 31, 2015, the Company issued 2,300 shares of Common Stock to Disclosure Law Group, a sole proprietorship owned by Mr. Rumsey (“DLG”), for and in consideration for the cancellation of $23 of accounts payable to DLG. The shares of Common Stock issued to DLG were assigned to Mr. Rumsey on the date of issuance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Cherry Bekaert LLP ("Cherry Bekaert") was retained by the Board of Directors as the independent registered public accounting firm to audit our financial statements for the fiscal years ended December 31, 2018, 2017, 2016 and 2015, for which Cherry Bekaert was paid $17,500. Other than as set forth under "Tax Fees" below, Cherry Bekaert did not perform any non-audit related services during the years ended December 31, 2018, 2017, 2016 and 2015.

TAX FEES

The Company engaged Cherry Bekaert for preparation of the Company’s 2012 – 2018 Federal and state tax returns prepared in 2019, for which Cherry Bekaert was paid $10,000.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Azzurra Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Azzurra Holding Corporation (the “Company”) as of December 31, 2018, 2017, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, 2017, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3, the Company has no operations and accordingly no source of revenue. The discontinuance of all the Company's remaining operations in 2007 raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2003.

Tampa, Florida
February 28, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AZZURRA HOLDING CORPORATION BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash	$-	$-	$-	$1

Total current assets and total assets	$-	$-	$-	$1

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$-	$-	$-	$1

Total current liabilities and total liabilities	-	-	-	1

Stockholders' deficit:
Common stock, par value $0.01 per share; 250,000 shares authorized; and 201,457 shares issued and outstanding	2	2	2	2
Additional paid-in capital	698	698	698	697
Accumulated deficit	(700)	(700)	(700)	(699)

Total stockholders' deficit	-	-	-	-

Total liabilities and stockholders' deficit	$-	$-	$-	$1

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands except share amounts)

	September 30, 2018 (unaudited)	June 30, 2018 (unaudited)	March 31, 2018 (unaudited)
ASSETS
Current assets:
Cash	$-	$-	$-

Total current assets and total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$-	$-	$1

Total current liabilities and total liabilities	-	-	1

Stockholders' deficit:
Common stock, par value $0.01 per share; 250,000 shares authorized; and 201,457 shares issued and outstanding	2	2	2
Additional paid-in capital	698	698	698
Accumulated deficit	(700)	(700)	(699)

Total stockholders' deficit	-	-	-

Total liabilities and stockholders' deficit	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2017 (unaudited)	June 30, 2017 (unaudited)	March 31, 2017 (unaudited)
ASSETS
Current assets:
Cash	$-	$-	$-

Total current assets and total assets	$-	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	-	-	1

Total current liabilities and total liabilities	-	-	1

Stockholders' deficit:
Common stock, par value $0.01 per share; 250,000 shares authorized; and 201,457 shares issued and outstanding	2	2	2
Additional paid-in capital	698	698	698
Accumulated deficit	(700)	(700)	(699)

Total stockholders' deficit	-	-	-

Total liabilities and stockholders' deficit	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

OPERATING EXPENSES:
General and administrative	$-	$-	$-	$31

Total operating expenses	-	-	-	31

LOSS FROM OPERATIONS:	-	-	-	(31)

OTHER EXPENSE	-	-	-	(7)

Net loss	$-	$-	$-	$(38)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.19)

Shares used in basic and diluted per share computation	201,457	201,457	201,457	201,457

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31, 2018 (unaudited)	Three Months Ended March 31, 2017 (unaudited)
OPERATING EXPENSES:
General and administrative	$-	$-

Total operating expenses	-	-

LOSS FROM OPERATIONS:	-	-

OTHER EXPENSE	-	-

Net loss	$-	$-

Basic and diluted loss per common share	$-	$-

Shares used in basic and diluted per share computation	201,457	201,457

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30, 2018 (unaudited)	Three Months Ended June 30, 2017 (unaudited)	Six Months Ended June 30, 2018 (unaudited)	Six Months Ended June 30, 2017 (unaudited)
OPERATING EXPENSES:
General and administrative	$-	$-	$-	$-

Total operating expenses	-	-	-	-

LOSS FROM OPERATIONS:	-	-	-	-

OTHER EXPENSE	-	-	-	-

Net loss	$-	$-	$-	$-

Basic and diluted loss per common share	$-	$-	$-	$-

Shares used in basic and diluted per share computation	201,457	201,457	201,457	201,457

The accompanying notes are an integral part of these financial statements.

	Three Months Ended September 30, 2018 (unaudited)	Three Months Ended September 30, 2017 (unaudited)	Nine Months Ended September 30, 2018 (unaudited)	Nine Months Ended September 30, 2017 (unaudited)
OPERATING EXPENSES:
General and administrative	$-	$-	$-	$-

Total operating expenses	-	-	-	-

LOSS FROM OPERATIONS:	-	-	-	-

OTHER EXPENSE	-	-	-	-

Net loss	$-	$-	$-	$-

Basic and diluted loss per common share	$-	$-	$-	$-

Shares used in basic and diluted per share computation	201,457	201,457	201,457	201,457

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
  STATEMENTS STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, 2016 AND 2015
(In thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2015	187	$2	$553	$(662)	$(107)
Issuance of Common Stock for conversion of notes payable and accrued and unpaid interest	12	-	122	-	122
Issuance of Common Stock for payment of accounts payable	2	-	23	-	23
Net loss	-	-		(38)	(38)

Balance at December 31, 2015, 2016, 2017, and 2018*	201	$2	$698	$(700)	$-

* There was no activity from December 31, 2015 through December 31, 2018

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net loss	$-	$-	$-	$(38)
Non-cash fair value of Common Stock issued in connection with notes payable	-	-	-	13
Non-cash loss on the issuance of Common Stock in connection with accrued interest on notes payable	-	-	-	7
Non-cash fair value of Common Stock issued in connection with accounts payable	-	-	-	23
Changes in operating assets and liabilities:
Current liabilities	-	-	(1)	(20)
Net cash used in operating activities	-	-
			(1)	(15)
Cash flows from financing activities:
Proceeds from shareholder loans	-	-	-	13
Net cash provided by financing activities	-	-	-	13
Net change in cash and cash equivalents	-	-	(1)	(2)

Cash and cash equivalents at beginning of the year	-	-	1	3

Cash and cash equivalents at end of the year	$-	$-	$-	$1

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2018 (unaudited)	Three Months Ended March 31, 2017 (unaudited)	Six Months Ended June 30, 2018 (unaudited)	Six Months Ended June 30, 2017 (unaudited)	Nine Months Ended September 30, 2018 (unaudited)	Nine Months Ended September 30, 2017 (unaudited)
Cash flows from operating activities:
Net loss	$-	$-	$-	$-	$-	$-
Changes in operating assets and liabilities:
Current liabilities	-	-	-	-	-	-
Net cash used in operating activities	-	-	-	-	-	-

Cash flows from financing activities:	-	-	-	-	-	-
Net cash provided by financing activities			-	-	-	-
Net change in cash and cash equivalents		-	-	-	-	-
	-	-	-	-	-	-
Cash and cash equivalents at beginning of the year	-	-	-	-	-	-

Cash and cash equivalents at end of the year	$-	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AZZURRA HOLDING CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

Income Tax

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and federal income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. See also Note 6.

Net Loss per Share

Basic and diluted loss per common share are computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants were outstanding for any period.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued ASU No. 201415, “Presentation of Financial Statements Going Concern (Subtopic 20540): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) ASU 201415 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We evaluated the impact the revised guidance had on our financial statements and determined it had no significant impact.

3.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

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

Prior to January 1, 2015, the Company issued promissory notes with an aggregate principal amount of $87,500.00. On March 17, 2015 and March 31, 2015, the Company issued additional promissory notes in the principal amount of $5,000.00 each, and on August 7, 2015, the Company issued an additional promissory note in the principal amount of $2,500.00 (collectively, the “Notes”).  Each of the Notes are payable on demand and accrue interest at the rate of 7% annually.  On December 31, 2015, the principal and accrued and unpaid interest on the Notes were converted into 12,157 shares of the Company’s Common Stock in full satisfaction of the Notes. Given the related-party nature of the transactions, no gain or loss was required upon conversion. As of the year ended December 31, 2015, the Company had no further obligation under the Notes.

5.	STOCKHOLDERS’ EQUITY

At December 31, 2018, 2017, 2016 and 2015, the authorized shares of the Company consisted of 250,000 shares of common stock, $0.01 par value, and 201,457 shares were issued and outstanding.

6.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted and implements comprehensive tax legislation which, among other changes, reduces the federal statutory corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, creates new provisions related to foreign sourced earnings, eliminates the domestic manufacturing deduction and moves to a territorial system.  Additionally, in December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period, as defined in SAB 118, ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. During the measurement period, provisional amounts may also be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

Based on the provisions of the Tax Act, the Company re-measured its U.S. deferred tax assets and liabilities and adjusted its deferred tax balances to reflect the lower U.S. corporate income tax rate at December 31, 2018 and 2017.

Deferred tax assets consist of the following (in thousands):
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015

Net operating loss carry-forwards	$77,211	$77,140	$132,300	$133,844
Credit carry-forwards	253	253	561	939
Reserves and other	82	82	82	82
Total deferred tax assets	77,545	77,475	132,942	134,865
Valuation allowance	(77,545)	(77,475)	(132,942)	(134,865)
Net deferred tax asset	$-	$-	$-	$-

The Federal net operating loss carryforward for tax purposes and state net operating loss carryforward for tax purposes is approximately $370 million, $370 million, $441 million and $469 million, respectively, at December 31, 2018, 2017, 2016 and 2015, which expire in various amount annually through 2028.  The Company's ability to utilize these carryforwards may be severely limited or lost pursuant to Section 382 of the Internal Revenue Code as a result of the change in control of the Company on June 14, 2007.  Other limitations may apply as well.  The Company has made no determination as to what these limitations may be.

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

Reconciliation of the statutory Federal income tax rate to its effective tax rate is as follows:

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015

Income tax benefit at federal statutory rate	21.00%	35.00%	35.0%	35.0%
State income taxes net of federal benefit	6.98%	6.98%	5.8%	5.80%
Expiring credits and other	0%	0%	0%	467.30%
Change in valuation allowance	(27.98)%	(41.98)%	(41.98)%	(508.1)%

Total	0.00%	0.00%	0.00%	0.00%

7.	RELATED PARTY TRANSACTION

During the years ended December 31, 2018, 2017, 2016 and 2015, we contracted with SEC Connect, whose principal is the Company’s Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2018, 2017, 2016 and 2015, we paid SEC Connect $0, $0, $1 and $3 in filing fees, respectively, which amounts included fees paid to comply with the requirement that the Company file its financial statements with the Securities and Exchange Commission in XBRL. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

On January 12, 2012, SDS Capital Group, SPC Ltd. (“SDS”) sold, transferred and assigned 80,000 shares of Common Stock held by it to Daniel W. Rumsey, an officer and director of the Company. Similarly, on December 31, 2015, SDS sold, transferred and assigned to Mr. Rumsey certain promissory notes issued by the Company to SDS totaling $73 as of such date, which amount was converted into 7,287 shares of the Company’s Common Stock on December 31, 2015. Also on December 31, 2015, the Company issued 2,300 shares of Common Stock to Disclosure Law Group, a sole proprietorship owned by Mr. Rumsey (“DLG”), for and in consideration for the cancellation of $23 of accounts payable to DLG. The shares of Common Stock issued to DLG were assigned to Mr. Rumsey on the date of issuance.

8.	SUBSEQUENT EVENTS

On March 27, 2019, the Company filed an Amended and Restated Certificate of Incorporation to increase its authorized capital stock from 250 shares of Common Stock to 105,000,000 shares, of which 100,000,000 shall be Common Stock, and 5,000,000 shall be preferred stock. Also, on March 27, 2019, the Company issued 3,827,683 shares of Common Stock to Red Beard Holdings, LLC, for and in consideration for the payment to the Company of $50, or $0.013 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

 AZZURRA HOLDING CORPORATION

Date: March 29, 2019	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer (Principal Executive Officer, Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

10.1	Securities Purchase Agreement, dated March 26, 2019, by and between the Company and Red Beard Holdings LLC
31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase