Form 10-K/A
period 2018-12-31
AZZURRA HOLDING CORP
filed 2019-04-08
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

 This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Azzurra Holding Corporation (the “Company”) for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “Original Filing”), solely for the purpose of replacing the Report of Independent Registered Accounting Firm (the “Report”) included in Item 8 of Part II of the Original Filing with a correct Report. The Company possessed the correct Report from Cherry Bekaert LLP when the Original Filing was filed with the SEC.

All other items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are unaffected by the change described above and have been omitted from this Amendment No. 1.  Item 8 of Part II of this Amendment is as of and for each of the years ended December 31, 2018, 2017, 2016 and 2015, and for each of the quarters of our years ended December 31, 2018 and 2017. Unless otherwise noted, all of the information in this Amendment. The financial statements in this Annual Report do not reflect any subsequent events that occurred after December 31, 2018.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ Cherry Bekaert LLP
Tampa, Florida
March 29, 2019

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

 AZZURRA HOLDING CORPORATION

Date: April 8, 2019	/s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer (Principal Executive Officer, Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

10.1*	Securities Purchase Agreement, dated March 26, 2019, by and between the Company and Red Beard Holdings LLC.
31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.