Form 10-K/A
period 2012-12-31
AZZURRA HOLDING CORP
filed 2019-04-09
CIK 935493

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Azzurra Holding Corporation (the “Company”) for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on March 24, 2013 (the “Original Filing”), solely to correct certain disclosure in Item 12 of Part III of the Original Filing. All other items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are unaffected by the change described above and have been omitted from this Amendment No. 1.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information concerning the beneficial ownership of all shares of common stock of the Company as of March 25, 2013.  The Company has no other shareholders.

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

	Common Stock	Percentage of Shares Outstanding
JTA Resources LLC * c/o Jason T. Adelman 30 E. 72nd Street, 5th Floor New York, NY 10021	80,000	43%
Smithfield Fiduciary LLC c/o Highbridge Capital Management 1350 Avenue of the Americas 33rd Floor New York, NY 10019	10,000	5%
Daniel W. Rumsey 501 West Broadway, Suite 800 San Diego, CA 92101	97,000	52%

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

Date: April 9, 2019	AZZURRA HOLDING CORPORATION /s/ Daniel W. Rumsey
Daniel W. Rumsey Chief Executive Officer (Principal Executive Officer, Principal Financial and Principal Accounting Officer)

 EXHIBIT INDEX

31	Certification of Principal Executive and Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Previously filed.