Form 10-K/A
period 2013-12-31
AZZURRA HOLDING CORP
filed 2019-04-09
CIK 935493

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Azzurra Holding Corporation (the “Company”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014 (the “Original Filing”), solely to correct certain disclosure in Item 12 of Part III of the Original Filing. All other items of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are unaffected by the change described above and have been omitted from this Amendment No. 1.

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