Form 10-Q
period 2019-03-31
AZZURRA HOLDING CORP
filed 2019-06-05
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 0-25356

AZZURRA HOLDING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0289371
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

655 West Broadway, Suite 870 San Diego, California	92101
(Address of Principal Executive Offices)	(Zip Code)

(619) 272-7050
(Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit  such files).  Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 4, 2019 there were 4,029,140 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AZZURRA HOLDING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Due from related party	$29	$-
Total current assets and total assets	$29	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29	$-

Total current liabilities and total liabilities	29	-

Stockholders' equity:
Preferred Stock, par value $0.01 per share, 5,000,000 and 0 authorized, no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, par value $0.01 per share; 100,000,000 (March 31, 2019) and 250,000 (December 31, 2018) shares authorized; and 4,029,140 (March 31, 2019) and 201,457 (December 31, 2018) shares issued and outstanding	40	2
Additional paid-in capital	710	698
Accumulated equity	(750)	(700)

Total stockholders' equity	-	-

Total liabilities and stockholders' equity	$29	$-

The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
OPERATING EXPENSES:
General and administrative	$50	$-

Total operating expenses	50	-

LOSS FROM OPERATIONS:	(50)	-

OTHER EXPENSE	-	-

Net loss	$(50)	$-

Basic and diluted loss per common share	$(0.13)	$-

Shares used in basic and diluted per share computation	371,576	201,457

The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(UNAUDITED)

					Additional Paid-in	Accumulated
	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Capital	Equity	Total
Balance at January 1, 2018	-	201	$-	$2	$698	$(700)	$-
Net loss	-	-	-	-	-	-	-
Balance at March 31, 2018	-	201	$-	$2	$698	$(700)	$-

Balance at January 1, 2019	-	201	$-	$2	$698	$(700)	$-
Issuance of Common Stock for cash	-	3,828	$-	38	12		50
Net loss	-	-	-	-	-	(50)	(50)
Balance at March 31, 2019	-	4,029	$-	$40	$710	$(750)	$0

  The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(50)	$-

Changes in operating assets and liabilities:
Current liabilities	29	-
Net cash used in operating activities	(21)	-

Cash flows from financing activities:
Proceeds from stock issuance	50	-
Net cash provided by financing activities	50	-
Net increase in cash and cash equivalents	29	-

Cash and cash equivalents at beginning of the period	-	-

Cash and cash equivalents at end of the period	$29	$-

The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

During the three-month period ended March 31, 2019, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

2.	BASIS OF PRESENTATION SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Since July 2007, the Company has been a non-operating shell company and its business operations have been limited to sustaining the public shell.

Due from Related Party

Due from related party consists of cash from the issuance of common stock that is held in an escrow account maintained by Disclosure Law Group, a Professional Corporation (“DLG”). The managing director of DLG is a stockholder of the Company and is unrelated to the stockholder that purchased the shares.

Accounting Estimates

In preparing the condensed financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

You should read these condensed financial statements together with the historical financial statements for the Company for the years ended December 31, 2018, 2017, 2016 and 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019 (the “Annual Report”).

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

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  To continue as a going concern, pending consummation of a transaction, the Company intends to either seek additional equity or debt financing.  No assurances can be given that such equity or debt financing will be available to the Company nor can there be any assurance that a combination transaction will be consummated.  Should the Company need to incur any significant liabilities prior to a combination transaction, including those associated with the current minimal level of general and administrative expenses, it may not be able to satisfy those liabilities in the event it was unable to obtain additional equity or debt financing. As such there is substantial doubt about the Company’s ability to continue as a going concern.

3.	NET LOSS PER SHARE

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average common shares outstanding.  No options or warrants are currently issued or outstanding.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve numerous risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Certain Factors Affecting the Company” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, and other documents filed by us with the Securities and Exchange Commission.

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

During the three-month period ended March 31, 2019, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of March 31, 2019, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the three months ended March 31, 2019 and 2018, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During the three months ended March 31, 2019 and 2018, general and administrative expenses were approximately $50 and $0, respectively. The increase in general and administrative expenses during the three months ended March 31, 2019 relate to legal, accounting and audit fees related to the Company’s filing of its securities reports for the period from December 31, 2015 to December 31, 2018.

Other Expense

During the three months ended March 31, 2019 and 2019, other expense was approximately $0 and $0, respectively.

Net Loss

During the three months ended March 31, 2019 and 2018, the Company had net losses of $50 and $0, respectively. The increase in Net Loss during the three months ended March 31, 2019 relate to the general and administrative costs described above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, the Company had cash of approximately $29, compared to approximately $0 in cash December 31, 2018.  At March 31, 2019, the Company’s cash was held in escrow by a related party. During the three month period ended March 31, 2019, overall cash equivalents increased by approximately $29, primarily due to receipt of proceeds from the issuance of common stock of $50 and offset by the loss from operations during the three months ended March 31, 2019.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no risk factors identified by the Company in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

AZZURRA HOLDING CORPORATION

Date: June 5, 2019	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)