Form 10-Q
period 2019-06-30
AZZURRA HOLDING CORP
filed 2019-08-19
CIK 935493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

As of August 19, 2019, there were 4,029,140 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

AZZURRA HOLDING CORPORATION

-i-

PART I - FINA NCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
AZZURRA HOLDING CORPORATION
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets	$-	$-
Total current assets and total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25	$-

Total current liabilities and total liabilities	25	-

Stockholders' (deficit) equity:
Preferred Stock, par value $0.01 per share, 5,000,000 and 0 authorized, no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, par value $0.01 per share; 100,000,000 (June 30, 2019) and 250,000 (December 31, 2018) shares authorized; and 4,029,140 (June 30, 2019) and 201,457 (December 31, 2018) shares issued and outstanding	40	2
Additional paid-in capital	710	698
Accumulated (deficit)	(775)	(700)

Total stockholders' (deficit) equity	(25)	-

Total liabilities and stockholders' (deficit) equity	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING EXPENSES:
General and administrative	$25	$-	$75	$-

Total operating expenses	25	-	75	-

LOSS FROM OPERATIONS:	(25)	-	(75)	-

Net loss	$(25)	$-	$(75)	$-

Basic and diluted loss per common share	$(0.01)	$-	$(0.02)	$-

Shares used in basic and diluted per share computation	4,029,140	201,457	4,029,140	201,457

The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(UNAUDITED)
	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated (Deficit) Equity	Total
For the three months ended June 30, 2018
Balance at April 1, 2018	-	201	$-	$2	$698	$(700)	$-
Net loss	-	-	-	-	-	-	-
Balance at June 30, 2018	-	201	$-	$2	$698	$(700)	$-

For the six months ended June 30, 2018
Balance at January 1, 2018	-	201	$-	$2	$698	$(700)	$-
Net loss	-	-	-	-	-	-	-
Balance at June 30, 2018	-	201	$-	$2	$698	$(700)	$-

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(UNAUDITED)
(continued)
	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated (Deficit) Equity	Total
For the three months ended June 30, 2019
Balance at April 1, 2019	-	4,029	$-	$40	$710	$(750)	$-
Net loss	-	-	-	-	-	(25)	(25)
Balance at June 30, 2019	-	4,029	$-	$40	$710	$(775)	$(25)

For the six months ended June 30, 2019
Balance at January 1, 2019	-	201	$-	$2	$698	$(700)	$-
Issuance of Common Stock for cash	-	3,828	$-	38	12		50
Net loss	-	-	-	-	-	(75)	(75)
Balance at June 30, 2019	-	4,029	$-	$40	$710	$(775)	$(25)

  The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(75)	$-

Changes in operating assets and liabilities:
Current liabilities	25	-
Net cash used in operating activities	(50)	-

Cash flows from financing activities:
Proceeds from stock issuance	50	-
Net cash provided by financing activities	50	-
Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of the period	-	-

Cash and cash equivalents at end of the period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

AZZURRA HOLDING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BACKGROUND AND ORGANIZATION

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

During the six-month period ended June 30, 2019, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations and for the periods presented have been included.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for future periods or for the fiscal year.  The condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

During the six-month period ended June 30, 2019, the Company was a non-operating shell company and its business operations were limited to sustaining the public shell.

Employees

As of June 30, 2019, we did not have any full- or part-time employees.  Our President and Chief Executive Officer, who also serves as our Chief Financial Officer, works part-time as a consultant to the Company.

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

RESULTS OF OPERATIONS

Sales

During the six months ended June 30, 2019 and 2018, the Company had no sales, and no sales are anticipated to occur until such time as the Company merges with or acquires an operating company, or otherwise commences operations.

General and Administrative

During the three months ended June 30, 2019 and 2018, general and administrative expenses were approximately $25 and $0, respectively. During each of the six-month periods ended June 30, 2019 and 2018, general and administrative expenses were approximately $75 and $0, respectively. General and administrative expenses during the periods reported consist principally of auditing, related costs associated with the preparation, review and filing of the Company’s consolidated financial statements, and related administration costs and expenses. The increase in general and administrative expenses during the six months ended June 30, 2019 relate to legal, accounting and audit fees related to the Company’s filing of its securities reports for the period from December 31, 2015 to December 31, 2018.

Net Loss

During the three months ended June 30, 2019 and 2018, the Company had net losses of $25 and $0, respectively. During each of the six-month periods ended June 30, 2019 and 2018, the net loss was $75 and $0, respectively. The increase in Net Loss during the six months ended June 30, 2019 relate to the general and administrative costs described above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019 and December 31, 2018, the Company had no cash or cash equivalents.  During the six-month period ended June 30, 2019, the Company received proceeds from the sale of stock of $50 which was used to fund operating activities during the period.

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

AZZURRA HOLDING CORPORATION

Date: August 19, 2019	/s/ Daniel W. Rumsey
Daniel W. Rumsey, Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)